Form 10-K
period 2005-12-31
American Railcar Industries, Inc./DE
filed 2006-03-28
CIK 1344596

UNITES STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51728

American Railcar Industries, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	43-1481791
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
100 Clark Street
St. Charles, Missouri 63301
(Address of principal executive offices, including zip code)
Telephone (636) 940-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2005 there was no public market for the Registrant’s equity. As of March 16, 2006, as reported on the Nasdaq Global Market, there were 21,036,286 shares of common stock, par value $0.01 per share, of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:
(1) Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders – Items 10, 11, 12, 13 and 14.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:
• the cyclical nature of our business;
• adverse economic and market conditions;
• fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;
• our ability to maintain relationships with our suppliers of railcar components and raw materials;
• fluctuations in the supply of components and raw materials we use in railcar manufacturing;
• the highly competitive nature of our industry;
• the risk of damage to our primary railcar manufacturing facilities or equipment in Paragould or Marmaduke, Arkansas;
• our reliance upon a small number of customers that represent a large percentage of our revenues;
• the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;
• our dependence on our key personnel;
• the risks of a labor shortage in light of our recent growth;
• risks associated with the conversion of our railcar backlog into revenues;
• the risk of lack of acceptance of our new railcar offerings by our customers;
• the cost of complying with environmental laws and regulations;
• the costs associated with being a public company;
• our relationship with Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, and his affiliates as a purchaser of our products, supplier of components and services to us and as a provider of significant capital, financial and managerial support;
• potential risk of increased unionization of our workforce;
• our ability to manage our pension costs;
• potential significant warranty claims; and
• covenants in our amended and restated revolving credit facility and other agreements as they presently exist and similar covenants that we expect in our amended and restated revolving credit facility governing our indebtedness that limit our management’s discretion in the operation of our businesses.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the Risk Factors set forth in Part I.A (Risk Factors) below as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

American Railcar Industries, Inc.
Form 10 – K

AMERICAN RAILCAR INDUSTRIES, INC
FORM 10-K
PART I

Item 1:	Business
INTRODUCTION
We are a leading North American manufacturer of covered hopper and tank railcars. We also repair and refurbish railcars, provide fleet management services and design and manufacture certain railcar and industrial components used in the production of our railcars as well as railcars and non-railcar industrial products produced by others. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.
Our primary customers include companies that purchase railcars for lease by third parties, or leasing companies, industrial companies that use railcars for freight transport, or shippers, and Class I railroads. Over the past five years, our largest leasing company customers included ACF Industries LLC, American Railcar Leasing LLC, The CIT Group, Inc., GATX Rail Corporation, GE Capital Corporation, The Greenbrier Companies and Union Tank Car Company and our largest shipper customers included Solvay America, Inc., Dow Chemical Company, Engelhard Corporation, Exxon Mobil Corporation and Lyondell Chemical Company. Our major railroad customers over the past five years included TTX and Union Pacific. In servicing this customer base, we believe our integrated railcar repair and refurbishment and fleet management services and our railcar components manufacturing business help us further penetrate the general railcar manufacturing market. These products and services provide us with significant cross-selling opportunities and insights into our customers’ railcar needs that we use to improve our products and services and enhance our reputation for high quality. Although we build, service and manage railcars through an integrated, complementary set of products and services, we have chosen not to offer railcar leasing services so that we do not compete with our leasing company customers, which represent a significant portion of our revenues.
We operate in two reportable segments: manufacturing and railcar services. Financial information about our business segments for the years ended December 31, 2005, 2004 and 2003 is located in Note 14 of our Consolidated Financial Statements.
We were incorporated in Missouri in 1988 and reincorporated in Delaware in January 2006 by way of merger. We merged with and into American Railcar Industries, Inc., a Missouri corporation and our former parent corporation. As a part of the merger, our parent exchanged all of its shares of common stock for shares of our common stock on a 9,328.083-for-1 basis. In addition, our parent exchanged all of its new preferred stock for shares of our new preferred stock on a 1-for-1 basis, which shares we redeemed in connection with the closing of our initial public offering. Unless the context otherwise requires, references to “our company,” “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.
ADDITIONAL INFORMATION
Our principal executive offices are located at 100 Clark Street, Saint Charles, Missouri 63301, our telephone number is (636) 940 – 6000 and our internet website is located at http://www.americanrailcar.com.
We are a reporting company and file annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual, quarterly and special reports, Audit Committee Charter and our Corporate Governance Guidelines are available on our web site at http://www.americanrailcar.com or free of charge by contacting our Investor Relations Department at American Railcar Industries, Inc., 100 Clark Street, Saint Charles, Missouri, 63301.

ARI®, Pressureaide®, Center Flow® and our railcar logo are our U.S. registered trademarks. Each trademark, trade name or service mark of any other company appearing in this report belongs to its respective holder .
RECENT DEVELOPMENTS
On January 24, 2006, we completed an initial public offering of shares of our common stock. In the offering, we offered and sold 9,775,000 shares of our common stock (including 1,275,000 shares following the exercise of the underwriters’ over-allotment option) at a price of $21.00 per share. Our net proceeds from the initial public offering, after deducting underwriting discounts, commissions and estimated offering-related expenses payable by us were approximately $192.0 million. We used a substantial portion of the net proceeds from the offering to redeem all of our outstanding preferred stock all of which were held by affiliates, repay substantially all of our existing indebtedness (including amounts outstanding under our revolving credit facility, industrial revenue bonds and notes to affiliates) and pay related fees and expenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”
Concurrent with the completion of the initial public offering, we entered into an amended and restated credit agreement with North Fork Business Capital Corporation, as administrative agent for various lenders. The amended and restated revolving credit facility has a total commitment of the lesser of (i) $75 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials and finished goods inventory. In addition, the amended and restated revolving credit facility includes a $15.0 million capital expenditure sub-facility that is based on a percentage of the costs related to capital projects we may undertake. The amended and restated revolving credit facility has a three-year term. Borrowings under the amended and restated revolving credit facility are collateralized by substantially all of our assets. The amended and restated revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”
Our Board of Directors declared a regular cash dividend of $0.03 per share of our common stock. The dividend is payable on April 6, 2006, to shareholders of record at the close of business on March 22, 2006. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policies and Restrictions.”
On March 24, 2006, we signed a definitive agreement with Steel Technologies Inc. to acquire all the capital stock of its subsidiary, Custom Steel Inc., a corporation located in Kennett, Missouri adjacent to our component manufacturing facility. The purchase price is approximately $13.0 million plus a working capital adjustment that we estimate will be approximately an additional $5.0 million. Custom Steel produces value-added fabricated steel parts that primarily support our railcar manufacturing operations. The transaction, which is subject to customary closing conditions, is expected to be completed on or about April 1, 2006. We cannot assure that this closing will occur when anticipated, if at all.
OUR HISTORY
Since our formation in 1988, we have grown our business from being a small provider of railcar components and maintenance services to one of North America’s leading integrated providers of railcars, railcar components, railcar maintenance services and fleet management services. In October 1994, we acquired railcar components manufacturing and railcar maintenance assets from ACF Industries Incorporated (now known as ACF Industries LLC), or ACF, a company controlled by Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors. Through this acquisition, we also hired members of ACF’s management, many of whom, including our president, remain a significant part of our current management team. These executives brought with them established relationships with important customers and suppliers and extensive industry knowledge, as ACF and its predecessor companies have roots in the railcar manufacturing industry that trace back to 1873. Led by this management team, we entered the railcar manufacturing business through the construction of new manufacturing facilities.

In October 1995, we produced our first railcar at our Paragould, Arkansas manufacturing facility. We primarily manufacture covered hopper railcars at our Paragould facility, but we have the ability to manufacture many other types of railcars at this facility. The Paragould facility initially had two railcar manufacturing lines. We added painting and lining capabilities to this facility in 1999 and December 2005 and a third manufacturing line in December 2004. Our Paragould facility also features component manufacturing capabilities. We manufactured 21,936 railcars at our Paragould facility, mostly covered hopper railcars, through December 31, 2005. We can manufacture up to 30 railcars a working day at this facility.
In January 2000, we produced our first railcar at our Marmaduke, Arkansas manufacturing facility. We manufacture tank railcars at this facility. The design of this facility enables us to manufacture many different types of tank railcars at the same time. We manufactured 6,787 railcars at our Marmaduke facility through December 31, 2005. We can manufacture up to 10 railcars a working day at this facility.
Since 1994, we have significantly expanded our components manufacturing and railcar services operations. Our operations now include three railcar assembly, sub-assembly and fabrication facilities, three railcar and industrial component manufacturing facilities, six railcar repair plants and four mobile repair units. Our services business has grown to include online access by customers, remote fleet management, expanded painting, lining and cleaning offerings, regulatory consulting and engineering support. Additionally, members of our management team helped found and develop, and continue to operate, a joint venture, Ohio Castings Company, LLC, which we refer to as Ohio Castings, in which we own a one-third interest and that manufactures and sells sideframes, bolsters, couplers and yokes for distribution to third parties and to us. We believe that our involvement in this joint venture helps us maintain our levels of production at competitive prices, despite industry-wide shortages of these potentially capacity constraining components.
OUR PRODUCTS AND SERVICES
We design and manufacture special, customized and general purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. We also support the railcar industry through a variety of integrated railcar services, including repair, maintenance, consulting, engineering and fleet management services.
Manufacturing
We manufacture two primary types of railcars, covered hopper railcars and tank railcars. Our revenues attributable to our railcar manufacturing operations were approximately $154.7 million, $265.8 million and $495.6 million in 2003, 2004 and 2005, respectively. These revenues represented 71%, 75% and 81% of our total revenues in 2003, 2004 and 2005, respectively.
Covered hopper railcars. We believe we are a leading manufacturer of covered hopper railcars in North America. We manufacture both general service and specialty covered hopper railcars. Our general service covered hopper railcars have capacities ranging from 3,200 to 6,500 cubic feet and primarily carry plastic pellets, cement, grain and other food products, soda ash and other dry granular products. Our specialty covered hopper railcars, which include our Pressureaide® covered hopper railcar, have capacities ranging from 3,300 to 5,750 cubic feet and use air pressure to assist unloading. Our specialty covered hopper railcars primarily carry flour, clays, food and industrial grade corn starches. Revenues attributable to sales of our covered hopper railcars were approximately $82.2 million, $84.8 million and $293.8 million in 2003, 2004 and 2005, respectively. These revenues represented 38%, 24% and 48% of our total revenues in 2003, 2004 and 2005, respectively. We sold 1,343, 1,507 and 4,240 covered hopper railcars in 2003, 2004 and 2005, respectively.
All of our covered hopper railcars may be equipped with varying combinations of hatches, discharge outlets and protective coatings to provide our customers with a railcar designed to perform in precise operating environments. The flexible nature of our covered hopper railcar design allows it to be quickly modified to suit changing customer needs. This flexibility can continue to provide value after the initial purchase because our railcars may be converted for reassignment to other services or customers. We provide a range of coatings to protect the railcar and the shipper’s product against corrosion and product contamination. We build carbon steel and stainless steel covered hopper railcars.

Our covered hopper railcars are specifically designed for shipping a variety of dry bulk products, from light density products, such as plastic pellets, to high density products, such as cement. Some of our covered hopper railcars have a three curve cross section. Depending upon the equipment on the railcars, they can operate in either a gravity or vacuum pneumatic unloading environment. Since its introduction, we have improved our Center Flow® line of covered hopper railcars to provide protection for a wide range of dry bulk products and to enhance the associated loading, unloading and cleaning processes. Examples of these improvements include new and better design of the shape of the railcars, joint designs, outlet mounting frames and loading hatches and discharge outlets, which enhance the cargo loading and unloading processes.
We have several versions of our covered hopper railcar that target specific customers and specific loads, including:
•	Plastic Pellet Railcars. These railcars are designed to transport, load and unload plastic pellets under precise specifications to preserve the purity of the load. Slight imperfections in the railcars transporting such goods or in the components that load and unload them can ruin an entire load. If plastic pellets within a load become tainted, the imperfection will likely persist during the conversion of the plastic pellets into end-products. An example of such cargo would be food grade plastic pellets used in the production of milk bottles and other food containers.

•	Cement Railcars. Cement loads are heavier than many other loads of comparable volume, and therefore cement railcars are smaller in size to compensate for the weight. As a consequence, we can build more cement covered hopper railcars per day than we can any other railcar we manufacture. Our cement railcars typically have capacities of 3,250 cubic feet and are built with two lading compartments, compared to, for example, our plastic pellet railcars, which typically have capacities of up to 6,224 cubic feet and are built with four compartments.

•	Pressureaide® Railcars. Our Pressureaide® railcar is targeted towards the bulk powder markets. Pressureaide® railcars typically handle products such as clays, industrial and food grade starches and flours. We build our Pressureaide® railcars in capacities ranging from 3,300 cubic feet to as large as 5,750 cubic feet. They operate with internal pressures up to 14.5 pounds per square inch, which expedites unloading, and are equipped with several safety devices, such as pressure relief valves, a rupture disc and a vacuum relief valve.
Tank railcars. We manufacture non-pressure and high pressure tank railcars. Our non-pressure tank railcars have capacities ranging from 14,000 to 30,000 gallons and are flexibly designed to enable the handling of a variety of commodities including petroleum products, ethanol, asphalt, vegetable oil, corn syrup and other food products. Our high pressure tank railcars have capacities ranging from 13,500 to 33,600 gallons and transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Most of our pressure tank railcars feature a thicker pressure retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that improves the flow rate of the shipped product and provides improved drainage. Many of our tank railcars feature coils that are steam-heated to decrease cargo viscosity, which improves the transported product’s flow rate and speeds unloading. We can alter the design of our tank railcars to address specific customer requirements. Revenues attributable to sales of our tank railcars were approximately $72.2 million, $111.3 million and $151.0 million in 2003, 2004 and 2005, respectively. These revenues represented 33%, 31% and 25% of our total revenues in 2003, 2004 and 2005, respectively. We sold 1,209, 1,637 and 1,850 tank railcars in 2003, 2004 and 2005, respectively.
Component manufacturing. We believe we are an industry leader in the design and manufacture of custom and standard railcar components. We manufacture over 300 different components for the North American railcar industry. Our products include hitches for the intermodal market, tank railcar components and valves, discharge outlets for covered hopper railcars, manway covers and valve body castings, and outlet components and running boards for industrial and railroad customers. We manufacture a variety of outlet types for our covered hopper railcars that we also sell to other railcar manufacturers. We use these components in our own railcar manufacturing and also sell them to third parties, including our competitors. Sales of our railcar components to third parties were approximately $9.8 million, $15.0 million and $24.7 million in 2003, 2004 and 2005, respectively. Revenues attributable to these sales represented 4% of our total revenues in 2003, 2004 and 2005.
We also manufacture aluminum and special alloy steel castings that we sell primarily to industrial customers. These products include castings for the trucking, construction, mining and oil and gas exploration markets, as well as finished, machined aluminum castings, other custom machined products and commercial mixing bowls. Sales of our industrial components were approximately $23.7 million, $35.6 million and $41.3 million in 2003, 2004 and 2005, respectively. Revenues attributable to these sales represented 11%, 10% and 7% of our total revenues in 2003, 2004 and 2005, respectively.
Railcar Services
Our primary railcar services are railcar repair and refurbishment and railcar fleet management services. Our primary customers for these services are leasing companies and shippers. We can service the entire railcar fleets of our customers, including railcars manufactured by other companies. Some of our customers use both our railcar repair and refurbishment business and our fleet management services. We often provide these preferred customers with expedited repair services to strengthen our overall customer relationships. Our railcar services provide us insights into our customers’ railcar needs that we can use to improve our products. These services create new customer relationships and enhance relationships with our existing customers. Our revenues from our railcar services operations were approximately $29.9 million, $38.6 million and $41.6 million in 2003, 2004 and 2005, respectively. These revenues represented 14%, 11% and 7% of our total revenues in 2003, 2004 and 2005, respectively.
Railcar repair and refurbishment. Our railcar repair and refurbishment services include light and heavy railcar repairs, exterior painting, interior lining application and cleaning, tank and safety valve testing, railcar inspections, wheel replacement and conversion or reassignment of railcars from one purpose to another. We support our railcar repair and refurbishment services customers through a combination of full service repair shops, mobile repair units and mini-shop locations. Our repair shops, like our manufacturing facilities, are strategically located near major rail lines used by our customers and suppliers and close to some of the major industries we serve. Revenues attributable to our railcar repair and refurbishment service operations were approximately $26.6 million, $33.6 million and $37.2 million in 2003, 2004 and 2005, respectively. These revenues represented 12%, 10% and 6% of our total revenues in 2003, 2004 and 2005, respectively.
Railcar fleet management. As of December 31, 2005, we manage approximately 57,000 railcars for various customers, including approximately 22,000 for ARL, a leasing company controlled by affiliates of Carl C. Icahn. Revenues attributable to our fleet management services were approximately $3.3 million, $5.0 million and $6.4 million in 2003, 2004 and 2005, respectively. These revenues represented 2%, 1% and 1% of our total revenues in each of 2003, 2004 and 2005, respectively. Some of the principal features of our railcar fleet management services business include:
•	Mileage accounting. Some customers elect to receive mileage payments to offset freight charges. Mileage is paid for loaded miles moved and calculated based on published rates. We collect and audit the railroads’ mileage calculations to ensure our customers receive the funds they are due.

•	Rolling stock taxes. States and localities impose taxes on railcars calculated based upon mileage reporting. We file the required tax forms with the state and local taxing authorities. We audit the tax invoices received to determine whether the assessments are accurate.

•	Regulatory compliance. Our regulatory compliance support services help customers maintain their railcar fleets in compliance with applicable regulations. As regulations change, we help our customers manage the associated requirements and costs. We analyze new fleets for which we provide fleet management services to identify areas of noncompliance with applicable U.S. rail regulations and determine corrective actions.

•	Engineering services. Our engineering support services help customers manage their regulatory compliance and documentation. We provide procedures and consultation for railcar repairs to address integrity and compliance.

•	Field engineering services. We provide on-site evaluation and implementation of significant engineering design changes for our customers.

•	Online service access. Our web-based systems allow our customers to view information on their railcar fleet online. The data we maintain includes mechanical and regulatory information, historical costs and repair detail and the status of repairs.

•	Maintenance planning. We forecast our customers’ railcar maintenance needs and suggest schedules for repair service and refurbishment. This helps to ensure better fleet utilization and more effective maintenance cycles.
MANUFACTURING
Our principal railcar manufacturing facilities are located in Paragould and Marmaduke, Arkansas. We built these facilities in 1995 and 1999, respectively, on previously undeveloped sites. These facilities employ non-unionized work forces and are strategically located in close proximity to our major customers and suppliers, which decreases our freight costs and railcar delivery times. These facilities provide us the flexibility to produce a variety of railcars and enable us to quickly shift production from one railcar type to another railcar type. Through December 31, 2005, we have manufactured 21,936 railcars at our Paragould facility and 6,787 railcars at our Marmaduke facility.
We manufacture all of our covered hopper railcars at our Paragould facility. We successfully launched a third manufacturing line at Paragould in December 2004. Based on our current backlog, we plan to produce an average of approximately 24 railcars a working day at this facility. We manufacture all of our tank railcars at our Marmaduke, Arkansas facility. Based on our current backlog, we plan to produce an average of approximately 7.5 railcars a working day at this facility. Our actual daily production at both of these facilities will depend on the mix of railcar types being manufactured and the availability of raw materials and components. In 2005, we manufactured 5,025 railcars at our Paragould facility and 1,850 railcars at our Marmaduke facility. We also have the manufacturing ability to produce other types of railcars. For example, in the past we have manufactured centerbeam platform railcars used to transport building products.
We believe that we sustain product quality throughout each railcar manufacturing facility by employing uniform, quality tools and equipment. Our production lines are able to produce a variety of railcars to satisfy changing customer preferences and our tooling and plant layouts were constructed to enable quick changeover. We currently can manufacture up to three different types of railcars simultaneously at our Paragould facilities and many different types of tank railcars simultaneously at our Marmaduke facility. We believe our quality products and modern manufacturing processes contribute to our low incidence of warranty claims. Our warranty claims for railcars produced at our Paragould and Marmaduke facilities were approximately $0.4 million, $0.1 million and $0.6 million in 2003, 2004 and 2005, respectively.
We designed our Paragould and Marmaduke facilities to provide manufacturing flexibility and allow for the production of a variety of railcar sizes and types. Examples of our production flexibility include:
•	our ability to manufacture several types of railcars at our Paragould facility; for example, the Paragould facility finished an order of centerbeam platform railcars, and quickly converted to covered hopper railcar production upon completion of that order;

•	our two parallel, vertically-tiered manufacturing tracks at Paragould allow workers on these two tracks to share tools and equipment and allow multiple components of the same railcar to be produced simultaneously;

•	our welding machines, which are purposefully smaller than many other industrial welding machines, allow our welders greater freedom of movement, which, in turn, we believe increases production speed;

•	our automated painting lance helps ensure proper interior coating in a single application and we believe is faster and produces greater consistency than manual coating;

•	our grit-blasting is conducted by automated, oscillating machinery, which we believe is superior to and more efficient than alternative techniques, including static manual blasting;

•	our ability to rotate railcars 360 degrees eases and speeds specific steps in the production line, such as complicated welding steps that would otherwise need to be performed from difficult and possibly dangerous angles;

•	our horizontal manufacturing lines at our Marmaduke facility allow individual tank railcars to be taken in and out of the production line for additional attention, without the need to stop the plant’s entire production process;

•	our proprietary outer-jacket coiling process allows us to insulate our tank railcars at our facility;

•	our force curing technique helps eliminate impurities, smell and residue remaining in railcars following the painting and lining steps, which we use primarily for railcars designed to transport food products;

•	our tracked loading and unloading points decrease the indirect labor required to move raw materials and components into our facilities and finished products out of our facilities; and

•	our integrated painting, railcar truck assembly and fabrication shops eliminate downtime in our production process.
In addition, we believe our management and operation of these facilities help reduce our operating costs, some examples of which include:
•	our decentralized management, including a salaried-to-hourly employee ratio of one to 14;

•	our proactive safety program, which features weekly meetings of safety sub-committees on which our hourly and salaried employees participate and voluntarily establish safety rules that frequently exceed regulatory and industry minimum requirements; our safety program has helped contribute to low incidences of accidents requiring lost production time at our facilities; and

•	our flexible workforce allows our employees to frequently move both between locations on production lines, such as welding and small components fabricating positions, and among our different manufacturing facilities.
CUSTOMERS
We have strong long-term relationships with many large purchasers of railcars. Long-term customers are particularly important in the railcar industry, given the limited number of buyers and sellers of railcars, and railcar manufacturers’ desire constantly to maintain adequate backlog and manufacture at full capacity.
Our railcar customer base consists mostly of U.S. shippers, leasing companies and railroads. Over the past five years, our largest leasing company customers included ACF Industries LLC, American Railcar Leasing LLC, The CIT Group, Inc., GATX Rail Corporation, GE Capital Corporation, The Greenbrier Companies and Union Tank Car Company and our largest shipper customers included Solvay America, Inc., Dow Chemical Company, Engelhard Corporation, Exxon Mobil Corporation and Lyondell Chemical Company. Our major railroad customers over the past five years included TTX and Union Pacific. Over the last five years, our largest customers of railcar repair and refurbishment services included ACF and American Railcar Leasing LLC, affiliates of Carl C. Icahn, The CIT Group, Inc., Lyondell Chemical Company and PPG Industries, Inc. Over the last five years, our largest fleet management services customers included ACF, American Railcar Leasing LLC and PLM Transportation. Over the last five years, our largest customers for railcar components included ACF, GE Capital Railcar, Olin Corporation, Trinity Industries, Inc. and TTX Company. Over the last five years, our largest customers for industrial parts included ABB Vetco Gray, Dresser Industries, Inc., KF Industries, Inc., McKissick Products and Stream Flo Industries, Ltd.

In 2005, The CIT Group, Inc. accounted for approximately 20% of our revenues, The Greenbrier Companies accounted for approximately 12% of our revenues, and ACF and American Railcar Leasing LLC collectively accounted for approximately 11% of our revenues. In 2005, sales to our top ten customers accounted for approximately 85% of our revenues. Sales to The Greenbrier Companies, another railcar manufacturer, were under a contract for centerbeam platform railcars that is now complete. We do not anticipate significant sales to The Greenbrier Companies in the future. ARL and ACF are affiliates of Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors.
While we maintain strong relationships with our customers, many customers do not purchase railcars from us every year because railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year. We depend upon a small number of customers that represent a large percentage of our revenues. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.
SALES AND MARKETING
We utilize an integrated marketing and sales effort to coordinate relationships in our manufacturing and services operations. We sell and market our products in North America through our sales and marketing staff, including sales representatives who sell directly to customers, catalogs through which our customers have access to our railcar components, and our web site, through which customers can order specialty components. We have seven employees devoted to sales and marketing efforts for our railcar manufacturing, components manufacturing and fleet management services who operate from our corporate headquarters in St. Charles, Missouri and, for our railcar repair business, from a service office located in Houston, Texas. In addition, ARL and ACF, affiliates of Carl C. Icahn, in connection with their own leasing sales activities have, from time to time, referred their customers and contacts to us that prefer to purchase, rather than lease, railcars. At this time, there is no formal arrangement with, or compensation of, ARL and ACF for any referrals that result in sales of railcars.
The sales process for our products and services is often multi-level, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. Each significant customer is assigned a team that engages the customer at different organizational levels to provide planning and product customization and to assure open communications and support. Our marketing activities also include participation in trade shows, publication of articles in trade journals, participation in industry forums and distribution of sales literature.
There is significant overlap between our railcar manufacturing, railcar components and fleet services customers. Our presence in each market increases our opportunities to gain market share in each of the other markets. Our access to competitors’ railcars through our components and railcar repair and maintenance businesses further increases our opportunities to identify and address customer needs.
PRODUCT DEVELOPMENT
Our engineering, marketing, operations and management personnel have developed collaborative relationships with many of their customer counterparts and have used these relationships to identify market demands and target our product development to meet those demands. Our product development costs are reflected in our general, selling and administrative expenses. From time to time, we hire additional engineers or contract projects to outside firms to work on specific product development projects. Our current product development efforts focus on the development of railcars equipped with outlets specifically designed to target certain industries, including a through sill general service covered hopper railcar designed for the sugar industry and the grain and cement markets. We also have developed a bulkheadless covered hopper railcar to address the needs of customers that are more focused on loading, rather than unloading, efficiency. We have built prototypes of some of these railcars, which are currently being field tested by target customers. With input from our customers, we continually monitor product performance following delivery. Observation of our products and our competitors’ products at various stages of a railcar’s lifecycle and feedback from our repair shops, has led to product innovations, including proprietary bulkhead reinforcements and changes to our basic design platform. We cannot guarantee that we will be able to develop new products effectively, to enhance our existing products, or to respond effectively to technological changes or new industry standards or developments on a timely basis if at all.

BACKLOG
Our total backlog as of December 31, 2004 was $494.1 million and as of December 31, 2005 was $1,074.3 million. We estimate that approximately 53% of our December 31, 2005 backlog will be converted to revenues in the year ending on December 31, 2006. Although we believe these orders to be firm, customer orders may be subject to cancellation, customer requests for delays in railcar delivery, inspection rights and other customary industry terms and conditions.
On July 29, 2005, we entered into a multi-year purchase and sale agreement with CIT to manufacture and sell to CIT covered hopper and tank railcars. Under this agreement, CIT has agreed to buy a minimum of 3,000 railcars from us in each of 2006, 2007 and 2008 and we have agreed to offer to sell to CIT up to 1,000 additional railcars in each of those years. CIT may choose to satisfy its purchase obligations from among a variety of covered hopper and tank railcars described in the agreement. CIT may reduce its future purchase obligations or cancel pending purchase orders, upon prior written notice to us, under certain conditions, including a reduction of the then current American Railway Car Institute’s most recently reported quarterly backlog below specified levels. As of December 31, 2005, the American Railway Car Institute reported a quarterly backlog of in excess of 69,408 railcars. If during the term of the agreement, the levels of quarterly backlog reported by American Railway Car Institute fall below 45,000 railcars but remains above 35,000 railcars, CIT has the right, on 240 days prior written notice, to cancel pending purchase orders or reduce subsequent purchase obligations for the then current agreement year, in either case such that actual purchases by CIT would not fall below 50% of that agreement year’s original minimum purchase requirements. If the American Railway Car Institute’s reported quarterly backlog falls below 35,000 railcars, CIT has the right to cancel or suspend all, or any, pending purchase orders or remaining purchase obligations under the Agreement upon at least 180 days prior written notice. If CIT elects to cancel any pending purchase order under these provisions within at least 120 days of the delivery date of the order, we may require that CIT purchase from us, at our cost, all material which we had purchased and identified to such cancelled purchase order. CIT also has the right to reduce its railcar orders from us if market prices for the railcars subject to our agreement are reduced significantly below our quoted prices and we fail to meet such price reductions. Under the agreement, purchase prices for railcars are subject to steel surcharges and certain other material cost increases applicable at the time of production.
Our backlog consists of orders for railcars. We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Although we generally have one to three year contracts with most of our fleet management customers, neither orders for our railcar repair and refurbishment services business nor our fleet management business are included in our backlog because we generally deliver our services in the same period in which orders are received. Similarly, orders for our component manufacturing business are not included in our backlog because we generally deliver components to our customers in the same period in which orders for the components are received.
Due to the large size of railcar orders and variations in the number and mix of railcars ordered in any given period, the size of our reported backlog at the end of any such period may fluctuate significantly. See “Risk Factors—Risks related to our business—The variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly results.”
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the periods shown. The 2005 reported backlog includes 9,000 railcars relating to CIT’s minimum purchase obligations under its agreement with us based upon an assumed product mix consistent with CIT’s orders for railcars. Changes in product mix from that assumed would affect the dollar amount of our backlog from CIT.

	2003	2004	2005

Railcar backlog at start of period	412	2,287	7,547
New railcars delivered	(2,557)	(4,384)	(6,875)
New railcar orders	4,432	9,644	13,838

Railcar backlog at end of period	2,287	7,547	14,510
Estimated railcar backlog value at end of period (in thousands) [1]	$129,850	$494,107	$1,074,408

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of certain raw materials and railcar components or the cancellation or delay of railcar orders that may occur.
Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered, however, our backlog is not necessarily indicative of our future results of operations. As orders may be canceled or delivery dates extended, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all, nor can we guarantee that the actual revenue from these orders will equal our reported backlog estimates or that our future revenue efforts will be successful. See “Risk Factors—Risks related to our business—The level of our reported railcar backlog may not necessarily indicate what our future revenues will be and our actual revenues may fall short of the estimated revenue value attributed to our railcar backlog.”
The backlog is based on customer purchase orders that we believe are firm. Customer orders, however, may be subject to cancellation and other customary industry terms and conditions.
SUPPLIERS AND MATERIALS
We employ a just-in-time supply strategy for our manufacturing. We believe this strategy improves working capital efficiency, reduces operating costs and improves our flexibility to adjust rapidly to production capacity. Our business depends on the adequate supply of numerous railcar components, such as railcar wheels, brakes, sideframes, axles, bearings, yokes, tank railcar heads, bolsters and other heavy castings, and raw materials, such as steel and normalized steel plate, used in the production of railcars. Over the last few years, many components and raw materials suppliers have been acquired or ceased operations, which has caused the number of alternative suppliers of railcar components and raw materials to decline. The combination of industry consolidation and high demand has caused recent industry-wide shortages of many critical components and raw materials as reliable suppliers are frequently at or near production capacity. In some cases, such as those described below, as few as one significant supplier produces the type of component or raw material we use in our railcars. See “Risk Factors—Risks related to our business—Fluctuations in the supply of components and raw materials we use in manufacturing railcars could cause production delays or reductions in the number of railcars we manufacture, which could materially adversely affect our business and results of operations.”
The cost of raw materials and railcar components represents approximately 80% to 85% of the direct manufacturing costs of most of our railcar product lines. Prices for steel, the primary component in railcars and railcar components, rose sharply in 2004 as a result of strong demand, limited availability of scrap metal for steel processing, reduced capacity and import trade barriers. In 2005, steel pricing declined through the third quarter but increased, however, in the fourth quarter and appear to have stabilized going into the first quarter of 2006. Domestic demand for steel continues to be strong. Raw material supply, while still volatile, appears to be more stable going into 2006. As of December 31, 2005, all of our railcar manufacturing contracts contain price variability provisions that track fluctuations in the prices of certain raw materials and railcar components, including steel, so that increases in our manufacturing costs caused by increases in the prices of these raw materials and components are passed directly on to our customers. Conversely, if the price of those materials or components decreases, a discount is applied to reflect the decrease in cost. In our component manufacturing business, we add a surcharge to every product to account for increases in steel costs. Though we do not have similar contractual protections in connection with the aluminum we use in our manufacturing processes, we believe the risks are much less significant primarily due to the overall lower amounts of aluminum we use in our manufacturing, the relative price of aluminum to steel and the historical range of aluminum prices.
Our customers often specify particular railcar components and the suppliers of such components. We continually monitor inventory levels to ensure adequate support of production. We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of railcar component suppliers and possible price increases. We do not typically enter into binding long-term contracts with suppliers because we rely on established relationships with major suppliers to ensure the availability of raw materials and specialty items.
In 2005, no single supplier accounted for more than 13% of our total purchases and our top ten suppliers accounted for 70% of our total purchases. See “Risk Factors—Risks related to our business—The cost of the raw materials that we use to manufacture railcars, particularly steel, are high and these costs are expected to increase. Any increase in these costs or delivery delays of these raw materials may materially adversely affect our business, financial condition and results of operations.”
In October 2005, we entered into two vendor supply contracts with minimum volume commitments with suppliers of materials used at our railcar manufacturing facilities. These agreements relate to railcar components, and have terms of two and three years, respectively. We have agreed to purchase a combined total of $67.6 million from these two suppliers over the next three years. In 2006, 2007 and 2008 we expect to purchase $16.0 million, $27.1 million and $24.5 million respectively under these agreements.
Steel. We use both regular and normalized steel plate to manufacture railcars. Currently, there is only one domestic supplier of the form and size of normalized steel plate that we need for our manufacturing operations, and that supplier is our only source of this product. We believe we can acquire regular steel from other suppliers. Normalized steel plate is a special form of heat treated steel that is stronger and can withstand puncture better than regular steel. Normalized steel plate is required by Federal regulations to be used in tank railcars carrying certain types of hazardous cargo, including liquefied petroleum gas. We use normalized steel plate in the production of many of our tank railcars.
In June 2005, we entered into an agreement with another supplier that is constructing a facility to manufacture normalized steel plate, including normalized steel plate of the form and size we need for our manufacturing operations to supply us with a portion of our normalized steel plate requirements. We believe construction of this normalized steel production facility is scheduled for completion by early 2006. Although our arrangements with this supplier will not satisfy all of our normalized steel requirements, we expect this facility will provide us an alternative source of normalized steel plate and decrease our reliance on the current sole supplier of this critical raw material.
We also have entered into a supply agreement with this supplier for the purchase of regular steel plate. Both agreements have a term of five years and may be terminated by either party at any time after two years, upon twelve months prior notice. Each agreement requires us to purchase the lesser of a fixed volume or 75% of our requirements for the steel plate covered by that agreement at prices that fluctuate with the market.
Tank heads and floor sheet reinforcements. ACF supplies us with tank railcar heads, head blocks, head pads, floor sheet reinforcements, wheel sets, mounting frames and sheared panels. ACF is our sole supplier of tank railcar heads and floor sheet reinforcements. See “Risk Factors—Risks related to our business—Companies affiliated with Carl C. Icahn are important suppliers and customers.”
Castings. Heavy castings we use in our railcar manufacturing primarily include bolsters, sideframes, couplers and yokes. These castings form part of the truck assemblies upon which railcars must be placed. The companies that supply the railcar industry with heavy castings are unable to meet current demands of all the railcar manufacturers and, as such, the production capacity of many railcar manufacturers is limited by the restricted availability of these components. In 2003, our management team helped found and develop, and continues to operate Ohio Castings, a joint venture, in which we own a one-third interest. The joint venture leased a foundry in Cicero, Illinois and acquired a foundry in Alliance, Ohio and produces sideframes, bolsters, couplers and yokes. We also have entered into supply agreements with an affiliate of one of our Ohio Castings joint venture partners to purchase up to 25% and 33%, respectively, of the car sets, consisting of sideframes and bolsters, produced at each of these foundries.

Our purchase commitments under these supply agreements are dependent upon the number of car sets manufactured by these foundries, which are jointly controlled by us and the other two members of Ohio Castings. We believe that our involvement in this joint venture helps us maintain our levels of production at competitive prices, despite industry-wide shortages of these potentially capacity constraining components. See “Risk Factors—Risks related to our business—Our relationships with our partners in our Ohio Castings joint venture may not be successful, which could materially adversely affect our business.”
Wheels and brakes. There also have been supply constraints and shortages of wheels and brakes used in railcars. Currently, there are only two domestic suppliers of each of these components. For both wheels and brakes, we primarily rely on one supplier. We also obtain limited quantities of refurbished wheels from scrapped railcars. If necessary, we believe we can also obtain railcar wheels from a Chinese supplier at a significantly higher cost.
COMPETITION
The railcar manufacturing business is extremely competitive. We compete primarily with Trinity Industries, Inc. and National Steel Car Limited in the covered hopper railcar market and with Trinity Industries and, to a lesser degree, Union Tank Car Company in the tank railcar market. Both Trinity Industries, and Union Tank Car Company have substantially greater resources and produce substantially more tank railcars than us. However, Union Tank primarily produces tank railcars for its own leased fleet. Trinity Industries produces substantially more covered hopper railcars than we do. For example, according to Trinity Industries, Inc.’s annual report for the year ended December 31, 2004 and 2005, Trinity delivered a total of approximately 15,100 and 22,934 railcars, respectively, in North America. By comparison, for the year ended December 31, 2004 and 2005, we delivered a total of approximately 4,384 and 6,875 railcars, respectively, in North America.
Some of our competitors have greater financial and technological resources than we do. They may increase their participation in the railcar markets in which we compete and other railcar manufacturers that currently do not manufacture covered hopper railcars or tank railcars may choose to compete directly with us. Railcar purchasers’ sensitivity to price and strong price competition within the industry have historically limited our ability to increase prices to obtain better margins on our railcars.
We face intense competition in our other markets as well. Our competition for the sale of railcar components includes our competitors in the railcar manufacturing market as well as a concentrated group of companies whose primary business focus is the production of one or more specialty components. In addition, new competitors, or alliances among existing competitors, may emerge and rapidly gain market share. We compete with numerous companies in our railcar services and fleet management businesses, ranging from companies with greater resources than we have to small, local companies. Our principal competitors in these businesses include Rescar and Millennium Rail.
In addition to price, competition in all our markets is based on quality, reputation, reliability of delivery, customer service and other factors. Any of these factors as well as technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage. We may be unable to compete successfully or retain our market share in our established markets. Increased competition for the sales of our railcar products and services could result in price reductions, reduced margins and loss of market share, which could negatively affect our prospects, business, financial condition and results of operations.
INTELLECTUAL PROPERTY
We rely on a combination of investments, copyrights and patents to protect our intellectual property. Due to the change that has historically characterized the railcar manufacturing industry, we believe that the improvement of existing technology and the development of new products may be more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, we have obtained patents and will continue to make efforts to obtain patents, when available, in connection with product developments and designs. We cannot guarantee that any patent obtained will provide protection or be of commercial benefit to us, or that its validity will not be challenged.

We have ten U.S. and two non-U.S. patents, two pending non-U.S. patent applications, seven registered trademarks, and numerous unregistered copyrights and trade names. Our patents expire at various times from 2006 to 2021.
EMPLOYEES
As of December 31, 2005, we had 2,425 full-time employees in various locations throughout the United States and Canada, including 2,301 engaged in our manufacturing, railcar repair and railcar fleet management operations and 123 in various corporate support functions. At our Longview, Texas and North Kansas City, Missouri repair facilities, and at our Longview, Texas steel foundry and components manufacturing facility, 49, 48 and 286 employees, respectively, are covered by collective bargaining agreements. These agreements expire in January 2008, September 2007 and April 2008, respectively. We are also party to a collective bargaining agreement at our Milton, Pennsylvania repair facility, which is currently idle. Employees at our other locations are not covered by collective bargaining agreements. We believe that our relations with our employees are generally good.
REGULATION
The Federal Railroad Administration, or FRA, administers and enforces U.S. federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for railcars and other rail equipment used in interstate commerce. The Association of American Railroads, or AAR, promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar manufacturers and component manufacturers that provide equipment for use on railroads in the United States. New products must generally undergo AAR testing and approval processes. As a result of these regulations, we must maintain certifications with the AAR as a railcar manufacturer, and products that we sell must meet AAR and FRA standards. We must comply with the rules of the U.S. Department of Transportation, or DOT, and we are also subject to oversight by Transport Canada. To the extent that we expand our business internationally, we will increasingly be subject to the regulations of other non-U.S. jurisdictions.
Due to the health and safety risks posed by several types of hazardous cargo transported by pressure tank railcars, including liquefied petroleum gas, chlorine and anhydrous ammonia, pressure tank railcars are subject to regulations to which many other types of railcars are not subject. For example, in response to general safety and homeland security concerns, there are currently proposals pending by governmental and non-governmental railcar authorities that address, among other things, the impact resistance of the steel used in the manufacture of pressure tank railcars. These proposals may result in additional regulation concerning the required use of normalized steel, and the testing of its impact resistance, in pressure tank railcars. Prior to 1989, normalized steel was not typically used in the manufacture of pressure tank railcars and, according to AAR and DOT data, approximately 28,000 pressure tank railcars currently in the U.S. railcar fleet were not manufactured with normalized steel. Because normalized steel is used to form railcars’ shells, it is generally not feasible to retrofit railcars with normalized steel. We believe we are well positioned to take advantage of any increased demand for new pressure tank railcars that could result from regulations requiring the increased use of normalized steel in pressure tank railcars or the removal of any pre-1989 pressure tank railcars from the U.S. railcar fleet.
ENVIRONMENTAL MATTERS
We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities and our own negligent acts, and also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under the common law.

Environmental operating permits are, or may be, required for our operations under these laws and regulations. These operating permits are subject to modification, renewal and revocation. We regularly monitor and review our operations, procedures and policies for compliance with permits, laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. Many of our properties were transferred to us by ACF in 1994. We are involved in investigation and remediation activities at properties that we now own or lease to address historic contamination and potential contamination by third parties. We are also involved with state agencies in the cleanup of two sites under these laws. These investigations are at a preliminary stage, and it is impossible to estimate, with any certainty, the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to us in 1994 by ACF and for which ACF has retained liability for environmental problems that may have existed at the time of their transfer to us and ACF has also agreed to indemnify us for any cost that might be incurred with those existing problems. However, if ACF fails to honor its obligations to us, we would be responsible for the cost of such remediation.
In connection with its ongoing obligations, ACF, in consultation with us, is investigating and, as appropriate, remediating those sites that it transferred to us. We have been advised that ACF estimates that it in each of 2006 and 2007 will spend approximately $0.2 million on environmental investigation, relating to contamination that existed at properties prior to their transfer to us and for which ACF has retained liability and agreed to indemnify us. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.
Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our financial conditions and operations. In addition, we have in the past conducted investigation and remediation activities at properties that we own to address historic contamination. To date such costs have not been material. Although we believe we have satisfactorily addressed all known material contamination through our remediation activities, there can be no assurance that these activities have addressed all historic contamination. The discovery of historic contamination or the release of hazardous substances into the environment at our current or formerly owned or operated facilities could require us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business.
In addition to environmental laws, the transportation of commodities by railcar raises potential risks in the event of a derailment or other accident. Generally, liability under existing law in the United States for a derailment or other accident depends on the negligence of the party, such as the railroad, the shipper or the manufacturer of the railcar or its components. However, for certain hazardous commodities being shipped, strict liability concepts may apply.
INSURANCE
We maintain insurance on terms typical of our industry. Our policies cover standard industry risks, including general and products liability, workers compensation, automobile liability and other casualty and property risks.

Item 1A:	Risk Factors
RISKS RELATED TO OUR BUSINESS
Due in part to the highly cyclical nature of the railcar industry, we have incurred substantial operating losses in the past and may experience declines in revenue and substantial operating losses in the future.
Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. During the most recent industry cycle, industry-wide railcar deliveries declined from a peak of 75,704 in 1998 to a low of 17,714 railcars in 2002. During this downturn, our revenues dropped from $238.8 million in 2000 to $168.8 million in 2002 and we incurred losses of $1.6 million, $2.0 million and $3.9 million in 2000, 2001 and 2002, respectively. We believe that downturns in the railcar manufacturing industry will occur in the future and will result in decreased demand for our products and services. The cycles in our industry result from many factors that are beyond our control, including economic conditions in the United States. Although railcar production has increased since 2002, industry professionals believe that demand for railcars may have reached a peak and may not persist if favorable economic and other conditions are not sustained. Even if a sustained economic recovery occurs in the United States, demand for our railcars may not match or exceed expected levels. An economic downturn may result in increased cancellations of railcar orders which could have a material adverse effect on our ability to convert our railcar backlog into revenues. If industry backlog for railcars declines below certain levels, CIT, one of our customers which accounts for 68% of our backlog as of December 31, 2005, will be permitted to cancel some or, in certain circumstances, all its orders with at least 180 days written notice, which could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn in the United States could result in lower sales volumes, lower prices for railcars and a loss of profits for us.
A substantial number of the end users of our railcars acquire railcars through leasing arrangements with our leasing company customers. Economic conditions that result in higher interest rates would increase the cost of new leasing arrangements, which could cause our leasing company customers to purchase fewer railcars. A reduction in the number of railcars purchased by our leasing company customers could have a material adverse effect on our business, financial condition and results of operations.
The cost of the raw materials that we use to manufacture railcars, particularly steel, are high and these costs are expected to increase. Any increase in these costs or delivery delays of these raw materials may materially adversely affect our business, financial condition and results of operations.
The production of railcars requires substantial amounts of steel. The cost of steel and all other materials, including scrap metal, used in the production of our railcars represents approximately 80% to 85% of our manufacturing costs. Although we have negotiated variable pricing provisions in all of our current railcar manufacturing contracts that pass certain increases or decreases in our steel costs on to our customers, our business remains subject to risks related to price increases and periodic delays in the delivery of steel and other raw materials, all of which are beyond our control. The price for steel, the primary raw material component of our railcars, increased sharply in 2004 as a result of strong worldwide demand and supply limitations caused, in part, by steel industry consolidation and import trade barriers. Price levels for steel increased again in 2005 and we expect worldwide demand for steel to increase, supplies to be more limited and prices to continue to increase in 2006. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. Any fluctuations in the price or availability of steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our raw material suppliers were unable to continue its business or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. Deliveries of our raw materials, and the components made from those raw materials, may also fluctuate depending on supply and demand for the raw material or governmental regulation relating to the raw material, including regulation relating to the importation of the raw material.
We have entered into contracts with all of our current railcar customers that allow for variable pricing to protect us against future increases in the cost of certain raw materials and components, including steel. However, in 2004 and 2005, we were unable to pass on an estimated $7.9 million and $1.7 million, respectively, in increases in raw material and components costs. As prices for steel, other raw materials and components increase, we may not be able to pass on such price increases to our customers in the future, which could adversely affect our operating margins and cash flows. Even if we are able to increase prices, any such price increases may reduce demand for our railcars. In addition, our customers may not be willing to accept contractual terms that provide for variable pricing and our competitors, in an effort to gain market share or otherwise, have agreed in the past, and may in the future agree, to railcar supply arrangements that provide for fixed pricing. As a result, we may lose railcar orders or we may be required to agree to supply railcars with fixed pricing provisions or be subject to less favorable contract terms, any of which could have a material adverse effect on our business, financial condition and results of operations.
Fluctuations in the supply of components and raw materials we use in manufacturing railcars could cause production delays or reductions in the number of railcars we manufacture, which could materially adversely affect our business, financial condition and results of operations.

Our railcar manufacturing business depends on the adequate supply of numerous components, such as railcar wheels, brakes, tank railcar heads, sideframes, axles, bearings, yokes, bolsters and other heavy castings, and raw materials, such as normalized steel plate. Over the last few years many suppliers have been acquired or ceased operations, which has caused the number of alternative suppliers of components and raw materials to decline. The combination of industry consolidation and high demand has caused recent industry-wide shortages of many critical components as reliable suppliers are frequently at or near production capacity. For example, with respect to railcar wheels, there are only two significant suppliers that continue to produce the type of component we use in our products. We rely on one of these suppliers for most of our railcar wheels. Also, a small percentage of the railcar wheels we use are refurbished and are obtained from scrapped railcars. Supply of these refurbished railcar wheels is available in limited quantities and is unpredictable because the supply of refurbished railcar wheels depends on the level and type of railcars being scrapped in any given period. The supply of steel is similarly limited. While we receive regular steel from three suppliers, we have entered into agreements this year requiring us to buy the lesser of a fixed volume or 75% of our steel requirements from one supplier. In addition, there is currently only one North American supplier of the types and sizes of normalized steel plate we use in the production of many of our tank railcars.
Supply constraints are exacerbated in our industry because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use. In addition, we do not carry significant inventories of components and procure many of our components on a just-in-time basis. With the recent increased demand for railcars, our remaining suppliers are facing significant challenges in providing components and materials on a timely basis to all railcar manufacturers, including to us. In the event that our suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that we use, go out of business, refuse to continue their business relationships with us or become subject to work stoppages, our business would be disrupted. Our inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments. Any of these events would materially and adversely affect our operating results. Furthermore, our ability to increase our railcar production to expand our business depends on our ability to obtain an increased supply of these railcar components and raw materials.
While we believe that we may, in certain circumstances, secure alternative sources of these components and materials, we may incur substantial delays and significant expense in doing so, the quality and reliability of alternative sources may not be the same and our operating results may be materially adversely affected. Alternative suppliers might charge significantly higher prices for railcar components and materials than we currently pay. Even if alternative suppliers are available to us, these suppliers may be unacceptable to our customers because our customers often specify the components we may use in railcars manufactured for them. Under such circumstances, the disruption to our business could have a material adverse impact on our customer relationships, business, financial condition and results of operations.
We operate in a highly competitive industry and we may be unable to compete successfully, which would materially adversely affect our results of operations.
We face intense competition in all of our markets. In each of our covered hopper and tank railcar manufacturing businesses, we have two principal competitors. Both of our principal competitors in the tank railcar market, Trinity Industries, Inc. and the Union Tank Car Company, and one of our principal competitors in the covered hopper railcar market, Trinity Industries, Inc., have substantially greater resources and produce substantially more railcars than we do. For example, according to Trinity Industries, Inc.’s annual report for the year ended December 31, 2004 and 2005, Trinity delivered a total of approximately 15,100 and 22,934 railcars, respectively in North America. By comparison, for the years ended December 31, 2004 and 2005, we delivered a total of approximately 4,384 and 6,875 railcars, respectively. In addition, some of these and other railcar manufacturers produce railcars primarily for use in their own railcar leasing operations, competing directly with leasing companies, some of which are our largest customers. Some of our competitors have greater financial and technological resources than we have. Our competitors may increase their participation in the railcar markets in which we compete and other railcar manufacturers that currently do not manufacture covered hopper or tank railcars may choose to compete directly with us. Railcar purchasers’ sensitivity to price and strong price competition within the industry have historically limited our ability to increase prices to obtain better margins on our railcars. Additionally, as we selectively seek to manufacture different types of railcars we will be competing against railcar manufacturers with significantly more experience than we have with regard to such railcar types. Our competition for the sale of railcar components includes our competitors in the railcar manufacturing market as well as a concentrated group of companies whose primary business focus is the production of one or more specialty components. We compete with numerous companies in our railcar fleet management and railcar repair services business, ranging from companies with greater resources than we have to small, local companies.
In all our markets, in addition to price, competition is based on quality, reputation, reliability of delivery, product performance, customer service and other factors. In particular, technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage. We may be unable to compete successfully or retain our market share in our established markets. Increased competition for the sales of our railcars, our fleet management and repair services and our railcar components could result in price reductions, reduced margins and loss of market share, which could materially adversely affect our prospects, business, financial condition and results of operations.
Equipment failures, delays in deliveries or extensive damage to our facilities, particularly our railcar manufacturing facilities in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.
We manufacture our railcars at manufacturing facilities in Paragould and Marmaduke, Arkansas. An interruption in manufacturing capabilities at either of these facilities, as a result of equipment failure or other reasons, could reduce or prevent the production of our railcars. A halt of production at either facility could severely delay scheduled railcar delivery dates to our customers and affect our production schedule, which would delay future production. Any significant delay in deliveries to our customers could result in the termination of orders, cause us to lose future sales and negatively affect our reputation among our customers and in the railcar industry, all of which would materially adversely affect our business and results of operations. Additionally, production delays or interruptions at our Jackson, St. Charles or Kennett, Missouri components manufacturing facilities or at our Ohio Castings joint venture, all of which provide key components to our Paragould and Marmaduke railcar manufacturing facilities, could contribute to delays of railcar deliveries and order cancellations. Interruptions at our repair, cleaning and maintenance facilities, including our mobile repair units, may also have a material adverse effect on our business. All of our manufacturing and service facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition.
We depend upon a small number of customers that represent a large percentage of our revenues. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.
Railcars are typically sold pursuant to large, periodic orders and, therefore, a limited number of customers typically represents a significant percentage of our railcar sales in any given year. Our top ten customers based on revenues represented, in the aggregate, approximately 79%, 79% and 81% in 2003, 2004 and 2005, respectively, of our total revenues. Moreover, our top three customers based on revenues represented, in the aggregate, approximately 70%, 59% and 45% in 2003, 2004 and 2005, respectively, of our total revenues. In 2005, sales to our top three customers accounted for approximately 20%, 13% and 12%, respectively, of our total revenues. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and financial results.
If we lose any of our executive officers or key employees, or Carl C. Icahn, the chairman of our board of directors, our operations and ability to manage the day-to-day aspects of our business may be materially adversely affected.
We believe our success depends to a significant degree upon the continued contributions of our executive officers and key employees, both individually and as a group. Our future performance will substantially depend on our ability to retain and motivate them. If we lose any of our executive officers or key employees or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business may be materially adversely affected. It would be difficult to replace any of our executive officers or key employees without materially adversely affecting our business operations because our executive officers and key employees have many years of experience with our company and within the railcar industry and other manufacturing industries and strong personal ties with many of our important customers and suppliers. Additionally, Mr. Icahn and his affiliated entities have been key resources for strategic and management advice, which we have obtained at no cost. We believe the availability and access to these resources has provided us with a competitive advantage. If Mr. Icahn were no longer the chairman of our board of directors we could lose access to these resources. Furthermore, if Mr. Icahn were no longer the chairman of our board of directors, certain other risks we face relating to our customer, supplier and service relationships with, and competition between us and Mr. Icahn and affiliates of Mr. Icahn, described below, may be exacerbated. The loss of the services of one or more of our executive officers or key employees or the chairman of our board of directors could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance.
If we face labor shortages or increased labor costs our growth and results of operations could be materially adversely affected.
Due to the cyclical nature of the demand for our products, we have had to reduce and then rebuild our workforce as our business has gone through downturns followed by upturns in business activity. Due to the competitive and rural nature of the labor markets in which we operate, this type of employment cycle increases our risk of not being able to retain and recruit the personnel we require in our railcar manufacturing and other businesses, particularly in periods of economic expansion. Our Paragould and Marmaduke facilities are located in sparsely populated communities and we have experienced a high turnover rate at these locations among newly-hired employees. In November of 2005, we added additional painting and lining capabilities to our Paragould facility, which has required additional employees to operate. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could materially adversely affect our ability to operate our businesses, our financial condition and our results of operations.
The variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly results.
Most of our individual railcar customers do not make railcar purchases every year because they do not need to replace or replenish their railcar fleets on a yearly basis. Many of our customers place orders for railcars on an as-needed basis, sometimes only once every few years. As a result, the order levels for railcars, the mix of railcar types ordered and the railcars ordered by any particular customer have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Railcar sales comprised approximately 75% and 82% of our total revenue in 2004 and 2005, and our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and delivered in any given quarterly period. For example, our net income increased 156% from the first quarter to the second quarter of 2005 while it decreased 207% from the third quarter to the fourth quarter of fiscal year 2004. We record the sale of a railcar after completion of production of the railcar, the railcar is accepted by the customer following inspection, the risk for any damage or loss with respect to the railcar passes to the customer and title to the railcar transfers to the customer. This revenue recognition policy determines when we record the revenues associated with our railcar sales and, as a result, will cause fluctuations in our quarterly results. As a result of these fluctuations, we believe that comparisons of our sales and operating results between quarterly periods within the same fiscal year and between quarterly periods within different fiscal years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our future performance.
Our relationships with our partners in our Ohio Castings joint venture may not be successful, which could materially adversely affect our business.
On January 1, 2005, we acquired from ACF Industries Holding Corp., an affiliate of Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, its one-third ownership interest in Ohio Castings, our joint venture with affiliates of Amsted Industries Inc., a railcar components manufacturing company, and The

Greenbrier Companies, a railcar manufacturer and leasing company. We acquired this joint venture interest in order to increase our supply alternatives for heavy castings, which are critical components for the manufacture of railcars and the supply of which is constrained. The companies that supply the railcar industry with heavy castings have been unable to meet the short-term or long-term demand of railcar manufacturers and, as such, the production capacity of many railcar manufacturers, including ours, is restricted by the limited availability of these components. Although the allocation of castings that we receive from Ohio Castings does not provide us with all of our castings requirements, the joint venture does provide us with a committed source for a critical portion of the castings that we require for the successful operation of our business. If Ohio Castings is unable to provide us with our allocation of castings on a timely basis or at all, our manufacturing costs could increase and we may have to delay or cancel the production of ordered railcars, all of which could materially adversely affect our business, financial condition and results of operations.
The level of our reported railcar backlog may not necessarily indicate what our future revenues will be and our actual revenues may fall short of the estimated revenue value attributed to our railcar backlog.
We define backlog as the number of railcars, and the revenue value in dollars attributed to these railcars, to which our customers have committed in writing to purchase from us that have not yet been recognized as revenues. Our competitors may not define railcar backlog in the same manner as we do, which could make comparisons of our railcar backlog with theirs misleading. In this annual report, we have disclosed our railcar backlog for various periods and the estimated revenue value in dollars that would be attributed to this railcar backlog once the railcar backlog is converted to actual sales. We consider railcar backlog to be an indicator of future revenues. However, our reported railcar backlog may not be converted into revenues in any particular period, if at all, and the actual revenues from such sales may not equal our reported estimates of railcar backlog value. For example, if the price for raw materials, such as steel, and other components used in the production of our railcars decreases or increases and we have entered into applicable variable pricing contracts with a customer or we are otherwise able to pass on these price changes to a customer, our actual revenues will differ from the estimated revenue value attributed to our railcar backlog. In addition, our railcar manufacturing business relies on third-party suppliers for heavy castings, wheels and other components and raw materials and if these third parties were to stop or reduce their supply of components or raw materials, our production would decline and our actual revenues would fall short of the estimated revenue value attributed to our railcar backlog. Customer orders may be subject to cancellation, inspection rights and other customary industry terms, all of which could affect our recognition of revenue currently reflected in our December 31, 2005 backlog. If industry backlog for railcars declines below certain levels, CIT, one of our customers which accounts for 68% of our December 31, 2005 backlog, will be permitted to cancel some or, in certain circumstances, all its orders after at least 180 days written notice, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, delivery dates may be subject to deferral, thereby delaying the date on which we will deliver the associated railcars and realize revenues attributable to such railcar backlog. Therefore, our current level of reported railcar backlog may not necessarily represent the level of revenues that we may generate in any future period. Furthermore, any contract included in our reported railcar backlog that actually generates revenues may not be profitable.
As a public company we are required to comply with the reporting obligations of the Exchange Act and will be required to comply with Section 404 of the Sarbanes-Oxley Act. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act for our fiscal year ending December 31, 2007, or if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors’ confidence in us, could be materially adversely affected.
As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of internal controls over financial reporting. We plan to evaluate our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities.

In the fourth quarter of 2005 we dedicated significant management, financial and other resources in connection with our compliance with Section 404 of the Sarbanes-Oxley Act. In October 2005, we hired an organization to assist with a review of our existing internal control structure. We cannot be certain at this time that we will be able to comply with all of our reporting obligations and successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act by the time that we are required to file our Annual Report on Form 10-K for the year ended December 31, 2007. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.
Rapid growth is straining our operations and requiring us to incur costs to upgrade our infrastructure.
During the last six quarters, we have experienced rapid growth in our operations, number of our employees and our product offerings. Our growth places a significant strain on our management, operations and financial systems and also on our ability to retain employees. Our future operating results will depend in part on our ability to continue to implement and improve our operating and financial controls and management information systems. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially adversely affected.
Companies affiliated with Carl C. Icahn are important suppliers and customers.
We manufacture railcars and railcar components and provide railcar services for companies affiliated with Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors. To the extent our relationships with affiliates of Mr. Icahn change due to the sale of his interest in us or otherwise, our business, results of operations and financial condition may be materially adversely affected.
Affiliates of Mr. Icahn have accounted for approximately 45%, 34%, and 11% of our revenues in 2003, 2004, and 2005, respectively. This revenue is primarily attributable to our sale of railcars. American Railcar Leasing LLC, or ARL, a railcar leasing company owned by affiliates of Mr. Icahn, currently purchases all of its railcars from us. However, we have no long-term agreements with ARL or any other affiliates of Mr. Icahn to purchase our railcars, and we cannot assure you that ARL or other affiliates of Mr. Icahn will continue to do so. ARL could, in the future, purchase railcars from our competitors. In addition, we have a railcar servicing agreement with ARL, under which we provide fleet management services for the entire railcar fleet of ARL and its subsidiaries. These railcars represented approximately 39% of the railcars for which we provided fleet management services as of December 31, 2005. This agreement is terminable by either party at the end of any contract year upon six months prior notice and ARL is not restricted from using the services of our competitors for its existing fleet of railcars or any other railcars it may purchase. A significant change in the nature of the business relationship with ARL and other affiliates of Mr. Icahn could have a material adverse effect on our business, financial condition and results of operations.
We also purchase railcar and industrial components from ACF, another entity affiliated with Mr. Icahn. ACF has been the supplier of approximately $19.0 million, $31.3 million and $76.4 million of our inventory purchases in 2003, 2004 and 2005, respectively. Currently, ACF is our sole supplier of tank railcar heads and one of a limited number of suppliers for other important railcar components that we use in our manufacturing operations. These railcar components are manufactured and sold to us under a supply agreement that is terminable by ACF at the end of any contract year on six months prior notice. We cannot guarantee that we would be able to obtain alternative supplies of these railcar components on a timely basis and on comparable terms if we were no longer able to purchase these railcar components from ACF. A failure to obtain component supplies from ACF could materially adversely affect our business, financial condition and results of operations.
Services being provided to us by ARL, an entity controlled by Carl C. Icahn, may not be sufficient to meet our needs, which may require us to incur additional costs.

We use certain outsourced information technology and administrative services from ARL, an entity controlled by Mr. Icahn. We also sublease our headquarters office space in St. Charles, Missouri from ARL. We cannot assure you that these services will be provided at the same level as they are currently being provided or that we will be able to maintain our sublease on the same terms as currently in effect. These arrangements may be terminated by either ARL or us upon six months notice and, if they were terminated, we would be required to find a third-party provider of these services or begin to provide them for ourselves and relocate our office headquarters. As these agreements were negotiated with ARL, an entity affiliated with us, the prices and rates charged to us under these agreements may be lower than the prices and rates that may be charged by unaffiliated third parties for similar services and an office sublease or for us to provide these services on our own. We cannot assure you that, if these agreements are terminated, we will be able to replace these services and the sublease in a timely manner or on terms and conditions, including cost, as favorable as those we are currently receiving. Additional expenses incurred in replacing these services and relocation of our office facilities or the failure to replace these services could materially adversely affect our business, financial condition and results of operations.
As a public company, we may have reduced access to resources of, and benefits provided by, entities affiliated with Carl C. Icahn.
We have in the past obtained access to significant financial and other resources from entities affiliated with Carl C. Icahn. For example, prior to our initial public offering, most of our capital needs were satisfied by entities affiliated with Mr. Icahn. In addition, we believe that our relationship with entities affiliated with Mr. Icahn have, in many cases, provided us with a competitive advantage in identifying opportunities for sales of our products and identifying and attracting partners for critical supply arrangements. For example, we participate in product and service purchasing arrangements with entities controlled by Mr. Icahn, which we believe may provide us with favorable pricing as a result of larger aggregate purchases by the Icahn-affiliated buying group. If we were unable to participate in these buying group arrangements our manufacturing costs would increase and our results of operations and financial condition may be materially adversely affected. Also, lease sales agents of ARL and ACF, in connection with their own leasing sales activities have, from time to time, referred their customers or contacts to us if the customer or contact prefers to purchase rather than lease railcars, which has, in some cases, led to us selling railcars to these customers or contacts. ACF and ARL have in the past accepted orders to purchase railcars for us on our behalf. ARL and ACF have discontinued accepting orders to sell railcars on our behalf. At this time there is no formal arrangement under which referral services are provided and we do not compensate ARL, ACF or any of their leasing sales agents for any railcar sales that we may make as a result of these referrals. To the extent that ARL or ACF discontinue referring potential customers to us, or require us to compensate them for these referrals, our business, results of operations and financial condition may be adversely affected.
Lack of acceptance of our new railcar offerings by our customers could materially adversely affect our business.
Our strategy depends in part on our continued development and sale of new railcar designs to expand or maintain our market share in the railcar markets in which we currently compete. The investment required by us in connection with the development of new railcar designs is considerable and we usually make decisions to develop and market new railcars and railcars with modified designs without firm indications of customer acceptance. New or modified railcar designs may require customers to alter their existing business methods or displace existing equipment in which these customers may have a substantial capital investment. Additionally, many railcar purchasers prefer to maintain a standardized fleet of railcars and railcar purchasers with established railcar fleets are generally resistant to railcar design changes. Therefore, any new or modified railcar designs that we develop may not gain widespread acceptance in the marketplace and any such products may not be able to compete successfully with existing railcar designs or new railcar designs that may be introduced by our competitors.
Our production of new railcar product lines may not be initially profitable and may result in financial losses.
Our strategy includes developing new railcars and selectively expanding beyond the covered hopper and tank railcar markets. When we begin production of a new railcar product line, we usually experience higher initial costs of production due to training and labor and operating inefficiencies associated with new manufacturing processes. Due to pricing pressures in our industry, the pricing for new railcars in customer contracts usually does not reflect the initial additional costs, and our costs of production may exceed the anticipated revenues until we are able to gain labor efficiencies. For example, in 2004 and 2005, we used a portion of the railcar production capacity at our Paragould facility, which we primarily use to manufacture covered hopper railcars, to manufacture centerbeam platform railcars. This was the first time we manufactured centerbeam platform railcars and primarily as a result of initial training and start-up costs, we incurred a loss on this product. To the extent that the total costs of production significantly exceed our anticipated costs of production, we may incur a loss on our sale of new railcar product lines.
We may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause us not to realize anticipated benefits.
Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect will complement and expand our business. We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions or joint ventures, we may be required to expend significant funds, incur additional debt or issue additional securities, which may materially adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or joint ventures that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business. We have recently entered into an agreement to acquire Custom Steel. See “Item 1—Business—Recent Developments.” We cannot assure that the closing of this acquisition will occur when anticipated, if at all. If we do consummate this acquisition, we cannot assure that we will be able to successfully integrate Custom Steel’s business with ours.
If we are unable to protect our intellectual property and prevent its improper use by third parties, our ability to compete in the market may be harmed.
We rely on patent protection and a combination of copyright, trade secret and trademark laws to protect our proprietary technology and prevent others from duplicating our products. However, these means afford only limited protection and may not prevent our competitors from duplicating our products or gaining access to our proprietary information and technology. These means also may not permit us to gain or maintain a competitive advantage.
Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. We cannot guarantee that we will be successful should one or more of our patents be challenged for any reason. If our patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded our products could be impaired, which could significantly impede our ability to market our products, negatively affect our competitive position and materially adversely affect our business and results of operations.
We cannot assure you that any pending or future patent applications held by us will result in an issued patent, or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or its enforceability. The United States federal courts may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on our sales. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share and could materially adversely affect our business, financial condition and results of operations.

Our products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and could prevent us from using technology that is essential to our products.
We cannot guarantee you that our products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:
•	cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenue;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•	redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do.
In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology, our sales could be harmed and our costs could increase, which could materially adversely affect our business, financial condition and results of operations.
We are subject to a variety of environmental laws and regulations and the cost of complying, or our failure to comply, with such requirements may have a material adverse effect on our business, financial condition and results of operations.
We are subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials, or otherwise relating to the protection of human health and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. Despite our intention to be in compliance, we cannot guarantee that we will at all times be in compliance with all such requirements. The cost of complying with environmental requirements may also increase substantially in future years. If we violate or fail to comply with these regulations, we could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on our business. We are also required to maintain a variety of environmental permits. Our failure to maintain and comply with these permits could result in fines or penalties or other sanctions and have a material adverse effect on our operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our business, financial conditions and operations.
We are involved in investigation and remediation activities at properties that we now own or lease to address historic contamination and potential contamination by third parties. We are also involved with state agencies in the cleanup of two sites under these laws. These investigations are at a preliminary stage, and it is impossible to estimate, with any certainty, the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to us in 1994 by ACF and for which ACF has retained liability and agreed to indemnify us. However, if ACF fails to honor its obligations to us, we would be responsible for the cost of such remediation. We have been advised that ACF estimates that in 2006 and 2007, respectively, it will spend approximately $0.2 million on environmental investigation, relating to contamination that existed at properties prior to their transfer to us in 1994 and for which ACF has retained liability and agreed to indemnify us. We expense all costs associated with environmental investigation and remediation relating to our properties even if we receive indemnification from ACF. ACF’s indemnification is not treated as an offset to that expense, but rather as an additional capital contribution. The discovery of historic contamination or the release of substances into the environment at our current or formerly owned or operated facilities could require ACF or us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business. Any environmental liabilities that we may incur that are not covered by adequate insurance or indemnification from a party other than ACF will also increase our costs and have a negative impact on our profitability.
Changes in assumptions or investment performance of pension and other postretirement benefit plans that we sponsor could materially adversely affect our financial condition and results of operations.
We sponsor two defined benefit plans that cover certain executives and employees at certain of its manufacturing facilities and a supplemental executive retirement plan (SERP) covering our Chief Executive Officer, including one plan that was frozen effective April 1, 2004, and in which our employees are therefore no longer accruing additional benefits. We will be responsible for making funding contributions to the plans, including the frozen pension plan, and may be liable for any unfunded liabilities that may exist at the time the plans are terminated. Our liability and resulting costs for these plans may increase or decrease based upon a number of factors, including actuarial assumptions used, the discount rate used in calculating the present value of future liabilities, and investment performance. An adverse change or result in one or more of these factors could have a material adverse effect on our financial condition and results of operations.
We also provide other postretirement health care and life insurance benefits to certain of our employees and retirees. Our postretirement benefit obligations and related expense with respect to these postretirement benefits also increase or decrease based on several factors, including changes in health care cost trend rates, and could similarly be materially adversely affected by adverse changes in these factors.
Our manufacturer’s warranties expose us to potentially significant claims.
We warrant the workmanship and materials of many of our products under express limited warranties. Accordingly, we may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective component is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations. Unresolved warranty claims could result in users of our products bringing legal actions against us. For example, we have been named as the defendant in a lawsuit in which the plaintiff, OCI Chemical Company, claims we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. OCI Chemical Company alleges that failures in certain components caused the contents transported by these railcars to spill out of the railcars causing property damage, clean-up costs, monitoring costs, testing costs and other costs and damages.
Increasing insurance claims and expenses could lower profitability and increase business risk.
The nature of our business subjects us to product liability, property damage and personal injury claims, especially in connection with our manufacture and repair of products that transport hazardous or volatile materials, such as pressure tank railcars. We maintain reserves and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. Over the last several years, insurance carriers have raised premiums for many companies operating in our industry. Increased premiums may further increase our insurance expense as coverages expire or cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of our reserves. An unusually large liability claim or a series of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could materially adversely affect the cost and availability of insurance in the future.
Covenants in our amended and restated revolving credit facility restrict our discretion in operating our business and provide for certain minimum financial requirements.
Our amended and restated revolving credit facility contains various covenants that, among other things, require us to satisfy certain financial covenants and limit our management’s discretion by restricting our ability to:
•	incur additional debt;

•	redeem our capital stock;

•	enter into certain transactions with affiliates;

•	pay dividends and make other distributions;

•	make investments and other restricted payments; and

•	create liens.
Our failure to comply with any covenants under the amended and restated revolving credit facility could lead to an event of default under the agreements governing our indebtedness that we may have outstanding at the time, permitting our lenders to accelerate our borrowings and to foreclose on any collateral.
Some of our railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our other employees in the future could adversely affect our operations.
We are a party to collective bargaining agreements with labor unions at our Longview, Texas, North Kansas City, Missouri and our Milton, Pennsylvania repair facilities and at our Longview, Texas steel foundry and components manufacturing facility. As of December 31, 2005, the covered employees at these sites collectively represent approximately 16% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our railcar services workforce will remain positive. We cannot guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or our other employees at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
Our failure to comply with regulations imposed by federal and foreign agencies could negatively affect our financial results.
Our railcar operations are subject to extensive regulation by governmental regulatory and industry authorities and by federal and foreign agencies. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance and related standards; and railroad safety. New regulatory rulings and regulations from these federal or foreign agencies may impact our financial condition and results of operations. If we fail to comply with the requirements and regulations of these agencies, we may face sanctions and penalties that could materially adversely affect our results of operations.
Further consolidation of the railroad industry may materially adversely affect our business.

Over the past ten years, there has been a consolidation of railroad carriers operating in North America. Railroad carriers are large purchasers of railcars and represent a significant portion of our historical customer base. With fewer railroad carriers, each railroad carrier will have proportionately greater buying power and operating efficiency. This may intensify competition among railcar manufacturers to retain customer relationships with the consolidated railroad carriers and cause our prices to decline. Future consolidation of railroad carriers may materially adversely affect our sales and reduce our income from operations.
Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.
We use electricity and natural gas at our manufacturing facilities and to operate our equipment. Over the past three years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, or a natural disaster such as the recent hurricane and related flooding in the oil producing region of the Gulf Coast of the United States, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a materially adverse effect upon our business and results of operations.
We may be required to reduce our inventory carrying values, which could materially adversely affect our financial condition and results of operations.
We are required to record our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare them with the current or committed inventory levels. We have recorded reductions in inventory carrying values in recent periods due to the discontinuance of product lines and changes in market conditions due to changes in demand requirements. We may be required to reduce inventory carrying values in the future due to a decline in market conditions in the railcar business, which could have a material adverse effect on our financial condition and results of operations.
We may be required to reduce the value of our long-lived assets, which could materially adversely affect our financial condition and results of operations.
We periodically evaluate the carrying values of our long-lived assets for potential impairment. The carrying value of a long-lived asset is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value reduced by the estimated cost to dispose of the asset. Any resulting impairment loss related to reductions in the value of our long-lived assets could materially adversely affect our financial condition and results of operations.
The price of our common stock is subject to volatility.
Various factors, such as general economic changes in the financial markets, announcements or significant developments with respect to the railcar industry, actual or anticipated variations in our or our competitors’ quarterly or annual financial results, the introduction of new products or technologies by us or our competitors, changes in other conditions or trends in our industry or in the markets of any of our significant customers, changes in governmental regulation, our financial results failing to meet expectations of analysts or investors, or changes in securities analysts’ estimates of our future performance or of that of our competitors or our industry, could cause the market price of our common stock to fluctuate substantially. In addition, our customers’ practice of placing large, periodic orders for products on an as needed basis makes our quarterly sales and operating results difficult to predict and could cause our operating results in some quarters to vary from market expectations and also lead to volatility in our stock price .
Our stock price may decline due to sales of shares by Carl C. Icahn and other stockholders.
Sales of substantial amounts of our common stock, or the perception that these sales may occur, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. Of our outstanding shares of common stock, approximately 53% are beneficially owned by our principal beneficial stockholder and the chairman of our board of directors, Carl C. Icahn. All of our other outstanding shares of common stock are subject to restrictions applicable to our “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933 (Securities Act).
We and our executive officers, directors, and certain of our stockholders who purchased shares of our common stock in our initial public offering through our directed share program have entered into 180-day lock-up agreements with the underwriters of our initial public offering. The lock-up agreements prohibit us, our executive officers, directors, and those of our stockholders who have entered into lock-up agreements from selling or otherwise disposing of shares of our common stock, except in limited circumstances. The terms of the lock-up agreements can be waived, at any time, by UBS Securities LLC and Bear, Stearns & Co. Inc. in their sole discretion, without prior notice or announcement, to allow us or our officers, directors, and those of our stockholder those of our stockholders who have entered into lock-up agreements to sell shares of our common stock. If the terms of the lock-up agreements are waived, shares of our common stock will be available for sale in the public market, which could reduce the price of our common stock.
Following the expiration of the lock-up period, certain stockholders under our registration rights agreement will be entitled, subject to certain exceptions, to exercise their demand registration rights to register their shares under the Securities Act. If this right is exercised, holders of any of our common stock subject to the registration rights agreement will be entitled to participate in such registration. In addition, in our letter agreement with James J. Unger, our president and chief executive officer, we have agreed to use commercially reasonable efforts to file a registration statement on Form S-8 with the SEC to cover the registration of 114,286 shares of our common stock. We have agreed to include the balance of Mr. Unger’s shares in any registration statement we file on behalf of Mr. Icahn with regard to the registration for sale of our shares held by Mr. Icahn, provided the contractual restrictions and applicable lock-up period of Mr. Unger’s shares have lapsed. By exercising their registration rights, and selling a large number of shares, these holders could cause the price of our common stock to decline. Approximately 11.4 million shares of common stock are subject to our registration rights agreement and Mr. Unger’s letter agreement.
Carl C. Icahn exerts significant influence over us.
Mr. Icahn controls approximately 53% of the voting power of our capital stock and is able to control or exert substantial influence over us, including the election of our directors, and controlling most matters requiring board or shareholder approval, including:
•	any determination with respect to our business strategy and policies;

•	mergers or other business combinations involving us;

•	our acquisition or disposition of assets;

•	future issuances of common stock or other securities by us;

•	our incurrence of debt or obtaining other sources of financing; and

•	the payment of dividends on our common stock.
In addition, the existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding common stock, which may adversely affect the market price of the stock.
Mr. Icahn’s interests may conflict with the interest of our stockholders.
Mr. Icahn owns and controls and has an interest in a wide array of companies, some of which such as ARL and ACF as described below, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL, a railcar leasing company owned by Mr. Icahn, competes directly with our other customers that are in the railcar leasing business and ACF, which supplies us with critical components, also provides components to our competitors. ACF has also previously manufactured railcars and may do so in the future. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be complementary to our business. Our certificate of incorporation allows Mr. Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise between us and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or to you or other holders of our securities.
We are a “controlled company” within the meaning of the Nasdaq Global Market rules and our stockholders do not have the same protections afforded to shareholders of companies that are not “controlled companies” and, therefore, are subject to all of the Nasdaq Global Market corporate governance requirements.
Mr. Icahn controls approximately 53% of the voting power of our capital stock and we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Global Market. Under these rules, a “controlled company” may elect, and we have elected, not to comply with certain Nasdaq Global Market corporate governance requirements, including requirements that a majority of the board of directors consist of independent directors; compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors; and director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. As a result, we do not have a majority of independent directors and we do not have a nominating committee nor do we have a compensation committee consisting of independent members. Accordingly, our stockholders do not have the same protections afforded to shareholders of other companies that are not “controlled companies” and, therefore, are subject to all of the Nasdaq Global Market corporate governance requirements.
Payments of cash dividends on our common stock may be made only at the discretion of our board of directors and Delaware law may restrict, and the agreements governing our amended and restated revolving credit facility contain provisions that limit, our ability to pay dividends.
Our board declared a cash dividends on our common stock of $0.03 per share of common stock payable on April 6, 2006. Our board of directors may, in its discretion, refuse to declare further dividends and any payment of further dividends will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangements and other factors our board of directors considers relevant. In addition, the agreements governing our amended and restated revolving credit facility restrict our ability to declare and pay dividends on our capital stock. Furthermore, Delaware law imposes restrictions on our ability to pay dividends. For example, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. Accordingly, we may not be able to pay dividends in any given amount in the future, or at all.
As a public company, we incur increased costs that may place a strain on our resources and our management’s attention may be diverted from other business concerns.
As a public company, we incur significant legal, accounting and other costs. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Global Market, have required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We currently do not have an internal audit group. We will require significant resources and management oversight to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we will need to hire or outsource additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
We also expect these new rules and regulations to make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of costs we may incur with respect to them or the timing of such costs.
Item 1B: Unresolved Staff Comments
None
Item 2: Properties
Our headquarters are located in St. Charles, Missouri. ARL, an affiliate of Carl C. Icahn, leases this facility and permits us to occupy it for a fee pursuant to a service agreement. Either party may terminate this agreement on six months notice.
The following table presents information about our railcar manufacturing and components manufacturing facilities as of December 31, 2005:

			Leased or	Lease
Location	Use	Size	Owned	Expiration Date

Paragould, Arkansas	Covered hopper railcar manufacturing	546,680 square feet on 82 acres	Owned	—

Marmaduke, Arkansas	Tank railcar manufacturing	441,075 square feet on 55 acres	Owned	—

St. Charles, Missouri	Aluminum foundry and machining	128,626 square feet on 3 acres	Leased	February 28, 2011

Jackson, Missouri	Railcar components manufacturing	110,240 square feet on 8 acres	Owned	—

Kennett, Missouri	Covered hopper and tank railcar subassembly and small components manufacturing	78,375 square feet on 9 acres	Owned	—

Longview, Texas	Steel foundry and machining	155,030 square feet on 31 acres	Owned	—
We also provide railcar repair, cleaning, maintenance and other services at facilities we own in Longview and Goodrich, Texas; North Kansas City, Missouri; and Tennille, Georgia; and at facilities we lease in Gonzales, Louisiana; Green River, Wyoming; Deer Park, Texas; Bude, Mississippi; and Sarnia, Ontario. We also own a repair facility in Milton, Pennsylvania that has been idle since 2003. Our facility located in Tennille, Georgia is secured by a $0.6 million mortgage due February 10, 2008. As of December 31, 2005, approximately $0.2 million remained outstanding on this mortgage.

Item 3: Legal Proceedings
We have been named the defendant in a law suit in which the plaintiff, OCI Chemical Company, claims we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. The lawsuit was filed on September 19, 2005 in the United States District Court, Eastern District of Missouri. The plaintiff seeks unspecified damages in excess of $75,000. The plaintiffs allege that the failures in certain components caused the contents transported by these railcars to spill out of the railcars causing property damage, clean-up costs, monitoring costs, testing costs and other costs and damages. We believe that we are not responsible for the damage and have meritorious defenses against liability.
We are from time to time party to various other legal proceedings arising out of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We believe that there are no proceedings pending against us which, if determined adversely, would have a material adverse effect on our business, financial condition and results of operations.
Item 4: Submission of Matters to a Vote of Security Holders
On January 13, 2006, prior to the merger, our former parent company American Railcar Industries, Inc., a Missouri corporation acted by unanimous written consent to approve our Bylaws and our Equity Incentive Plan.
On January 18, 2006, the holders of all of the common stock of our former parent company acted by unanimous written consent to approve the merger of our former parent company with and into our company and to approve our Bylaws, Certificate of Incorporation and the Equity Incentive Plan. In addition, the stockholders resolved that the members of our Board of Directors prior to the merger continue as directors following the merger. At the time of the merger our directors were Carl C. Icahn, James J. Unger, Vincent J. Intrieri, Jon F. Weber, Keith Meister, James C. Pontious and James M. Laisure.
PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been traded on the Nasdaq Global Market under the symbol ARII since January 20, 2006. There were approximately 55 holders of record of common stock as of March 20, 2006 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker.
Since our common stock has only been publicly traded since January 20, 2006, no high and low sale prices for each quarter within the last two fiscal years are available.
Dividend Policy and Restrictions
Our Board of Directors declared cash dividends of $.03 per share in the first quarter of 2006. Prior to this declaration, we did not pay any dividends on our common stock. We intend to continue to pay cash dividends on our common stock in the future. However, any future declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangement and other factors our board of directors considers relevant.
Our amended and restated revolving credit facility provides that the payment of dividends triggers a demand right in favor of the administrative agent and our lenders to accelerate all of our obligations under the amended and restated revolving credit facility, unless the payment would not cause the adjusted fixed charge coverage ratio (fixed charges, pursuant to the amended and restated revolving credit facility, include any dividends paid or payable on our common stock) to be less than 1.2 to 1.0 or the adjusted ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, after giving effect to any debt incurred to pay any such dividend, to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis, as defined in the amended and restated revolving credit facility. In addition, Delaware law imposes restrictions on our ability to pay dividends. For example, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal years. Accordingly, we may not be able to pay dividends in any given amount in the future, or at all.
Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of		remaining
	securities to		available for
	be issued		future issuance
	upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	1,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,000,000

2005 Equity Incentive Plan. We adopted our 2005 Equity Incentive Plan, which has been approved by our stockholders, to provide long-term incentives and rewards to our employees, officers, directors, consultants and advisors. Prior to this, we had not adopted any equity compensation plans. The 2005 plan permits us to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1.0 million shares of our common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. If any award expires, or is terminated, surrendered or forfeited, then shares of common stock covered by the award will again be available for grant under the 2005 plan. The 2005 plan is administered by our board of directors or a committee of the board. The board or committee has broad discretion to determine the terms of an award granted under the 2005 plan, including, to the extent applicable, the vesting schedule, purchase or grant price, option exercise price, or the term of the option or other award; provided that the exercise price of any options granted under the 2005 plan may not be less than the fair market value of the common stock on the date of grant. The board or committee also has discretion to implement an option exchange program, whereby outstanding stock options are exchanged for stock options with a lower exercise price, substitute another award of the same or different type for an outstanding award, and accelerate the vesting of, including, as applicable, lapse of restrictions with respect to, stock options and other awards at any time. The terms and conditions of stock options or other awards granted under the 2005 plan will be set forth in a separate agreement between us and the recipient of the award. On January 19, 2006, we granted options to purchase a total of 484,876 shares of our common stock under our 2005 plan.
Individual Compensation Arrangement with James J. Unger. In November 2005 we entered into a letter agreement with Mr. Unger, our Chief Executive Officer, pursuant to which he was issued 285,714 shares of our common stock upon the closing of our initial public offering. Of these shares, 40% will be transferable without contractual restrictions by Mr. Unger after 180 days from the closing of our initial public offering, 30% will be transferable without contractual restrictions by Mr. Unger one year after the closing of our initial public offering and the remaining 30% will be freely transferable 540 days after the closing of our initial public offering. If Mr. Unger is terminated for cause (as defined in the letter agreement), or resigns without good reason (as defined in the letter agreement) within one year from the closing date of our initial public offering, Mr. Unger shall return to us 60% of the shares of our common stock we granted to him. We have agreed to use commercially reasonable efforts to file a registration statement on Form S-8 with the SEC to cover the registration of 40% of these shares. We have agreed to include the balance of these shares in any registration statement we file on behalf of Mr. Icahn with regard to the registration for sale of our shares held by Mr. Icahn, provided the contractual restrictions and applicable lock-up period of these shares have lapsed.
Recent Sales of Unregistered Securities
The following information is furnished with regard to all securities issued by us since December 31, 2002 that were not registered under the Securities Act.
All of the securities issued in the following transactions were sold in reliance upon the exemptions from registration set forth in Sections 3(a)(9) and 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. There were no underwriters employed in connection with any of these transactions.
(1)	In June 2003 Vegas Financial Corp., a company beneficially owned and controlled by Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, invested $10.0 million for 10,000 shares of our payment-in-kind preferred stock, which we refer to as our PIK preferred stock.

(2)	During the period 31, 2002 to December 31, 2003, we issued to Vegas Financial Corp., the sole owner of our PIK preferred stock, 19,438.44 shares of PIK preferred stock as dividend on the PIK Preferred Stock.

(3)	In July 2004, Vegas Financial Corp. converted all of its PIK preferred stock, consisting of 95,517.04 shares of PIK preferred stock and representing all of the shares of PIK preferred stock then outstanding and dividend accrued thereon, into 96,171 shares of our new preferred stock. The PIK preferred stock was valued at the liquidation preference of 95.6 million plus accrued and unpaid dividends of 0.7 million on such PIK preferred stock converted. At that time Vegas Financial Corp. also invested $67.5 million for an additional 67,500 shares of our new preferred stock.

(4)	In July 2004, Hopper Investments LLC, a company beneficially owned and controlled by Mr. Icahn, invested $42.5 million for 1,818,976 shares of our common stock.

(5)	In July 2004, we issued ACF Industries, Incorporated 2,000 shares of our new preferred stock in exchange for ACF Industries, Incorporated transferring certain assets to us. The assets were valued at $2 million equaling the liquidation preference for the new preferred stock issued. The assets so transferred to us were subsequently transferred to American Railcar Leasing, LLC.

(6)	In December 2004, we issued 32,500 shares of our new preferred stock to Shippers Second LLC, the assets were valued at $32.5 million equaling the liquidation preference for the new preferred stock issued. The assets so transferred to us were subsequently transferred to American Railcar Leasing LLC.

(7)	In July 2004, American Railcar Leasing LLC issued 40,000 B-units of American Railcar Leasing LLC to ACF Industries, Incorporated and its subsidiaries in consideration of the transfer of assets to American Railcar Leasing LLC. The B-units of American Railcar Leasing LLC were convertible into shares of our new preferred stock. On June 30, 2005, the terms of the B-Units were modified, among other things, to eliminate this conversion feature. We did not issue any shares of our capital stock in connection with these transactions.
In January 2006, we issued 285,714 shares of our common stock to our Chief Executive Officer, James J. Unger as consideration for his past and continued services to us. The shares were issued pursuant to a November 2005 letter agreement with Mr. Unger and in reliance on the exemption to registration set forth in Rule 701 of the Securities Act.
Use of Proceeds from offering
On January 19, 2006, our registration statement on Form S-1 (Registration No. 333-130284) was declared effective and, on that same date, we filed a registration statement on Form S-1 pursuant to Rule 462(b) under the Securities Act (Registration No. 333-131162) (collectively, the “Registration Statement”). The managing underwriters in the offering were UBS Investment Bank, Bear Sterns & Co., BB&T Capital Markets, CIBC World Markets and Morgan

Keegan & Company, Inc. Pursuant to the Registration Statement, as amended, we registered 9,775,000 shares of common stock (8,500,000 shares offered by us and an additional 1,275,000 shares offered by us pursuant to the exercise of the underwriters’ over-allotment option), par value $0.01 per share, with an aggregate offering price of $205.3 million.
On January 24, 2006, we completed the sale of 9,775,000 shares of common stock to the public at a price of $21.00 per share and the offering was completed. The stock offering resulted in gross proceeds to us of $205.3 million. Expenses related to the offering were $13.3 million for underwriting discounts and commissions. We received net proceeds of $192.0 million in the offering. The net proceeds from the offering were applied as follows (in millions):

Redemption of all outstanding shares of preferred stock	$93.9
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Professional fees	1.0
Cash and temporary investment for working capital and general corporate purposes	35.7

Total uses	$192.0

These payments included payments to our affiliates in the amount of $20.5 million for the repayment of the notes and $93.9 million for the redemption of our outstanding shares of preferred stock. In addition, our Chief Executive Officer and his wife held $0.4 million of the industrial revenue bonds which we repaid and they received approximately $0.4 million of the $8.6 million used to repay the industrial revenue bonds.
The remaining proceeds of $35.7 million were invested temporarily in a government repurchase account and retained for working capital and general corporate purposes.

Item 6: Selected Financial Data.

	Years ended December 31,
	2001	2002	2003	2004	2005

	(in thousands, except per share amounts)
Consolidated statement of operations data:
Revenues
Manufacturing operations (1)	$181,438	$138,441	$188,119	$316,432	$564,513
Railcar services (2)	32,703	30,387	29,875	38,624	43,647

Total Revenues	214,141	168,828	217,994	355,056	608,160
Cost of goods sold
Cost of manufacturing operations (3)	169,952	134,363	174,629	306,283	518,063
Cost of railcar services (4)	33,255	29,533	29,762	34,473	38,041

Total cost of goods sold	203,207	163,896	204,391	340,756	556,104

Gross Profit	10,934	4,932	13,603	14,300	52,056
Selling, administrative and other (5)	9,219	9,505	10,340	10,334	25,354

Operating earnings (loss)	1,715	(4,573)	3,263	3,966	26,702
Interest income (6)	4,770	3,619	3,161	4,422	1,658
Interest expense (7)	(9,525)	(4,853)	(3,616)	(3,667)	(4,846)
Income (loss) from joint venture	—	—	(604)	(609)	610

Earnings (loss) before income tax (benefit) expense	(3,040)	(5,807)	2,204	4,112	24,124
Income tax (benefit) expense	(1,074)	(1,894)	1,139	2,191	9,356

Net earnings (loss)	$(1,966)	$(3,913)	$1,065	$1,921	$14,768
Less preferred dividends	(3,070)	(7,139)	(9,690)	(13,241)	(13,251)

Net earnings (loss) available to common shareholders	$(5,036)	$(11,052)	$(8,625)	$(11,320)	$1,517

Weighted average shares outstanding basic and diluted (8)	9,328	9,328	9,328	10,140	11,147
Net earnings (loss) per common share basic and diluted (8)	$(0.54)	$(1.18)	$(0.92)	$(1.12)	$0.14

Consolidated balance sheet data (at period end):
Cash and cash equivalents	$1,476	$183	$65	$6,943	$28,692
Net working capital	35,172	16,065	15,084	46,565	25,768
Net property, plant and equipment	81,090	75,746	71,230	76,951	92,985
Total assets	191,229	187,590	196,508	356,840	268,580
Total liabilities	113,596	98,463	190,704	221,817	161,820
Total shareholders’ equity	$77,633	$89,127	$5,804	$135,023	$106,760

Consolidated cash flow data:

Net cash provided by (used in) operating activities	$13,434	$10,611	$(1,639)	$(17,082)	$41,571
Net cash used in investing activities	(2,189)	(535)	(2,251)	(11,037)	(22,580)

Net cash provided by (used in ) financing activities	$(12,111)	$(11,369)	$3,772	$34,997	$2,758

(1)	Includes revenues from transactions with affiliates of $ $64.8 million, $63.6 million, $62.9 million, $64.4 million, and $47.2 million in 2001, 2002, 2003, 2004 and 2005, respectively.

(2)	Includes revenues from transactions with affiliates of $8.6 million, $12.8 million, $11.0 million, $19.4 million, and $20.6 million in 2001, 2002, 2003, 2004 and 2005, respectively.

(3)	Including costs from transactions with affiliates of $57.6 million, $55.7 million, $54.4 million, $59.1 million, and $44.1 million in 2001, 2002, 2003, 2004 and 2005, respectively.

(4)	Includes costs from transactions with affiliates of $7.2 million, $12.2 million, $10.1 million, $15.5 million, and $16.2 million in 2001, 2002, 2003, 2004 and 2005, respectively. 2005 also includes $2.0 million charge for pension settlement.

(5)	Includes $8.9 million charge for pension settlement.

(6)	Includes interest income from affiliates of $4.3 million, $3.4 million, $3.0 million, $3.9 million, and $1.0 million in 2001, 2002, 2003, 2004 and 2005, respectively.

(7)	Includes interest expense to affiliates of $0.2 million in 2001, $1.5 million in 2004 and $2.1 million in 2005.

(8)	Share and per share data have been restated to give effect to the merger, as discussed in Note 17 of the Company’s Financial Statements.
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with “Selected consolidated financial data” and our consolidated financial statements and related notes included in this annual report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements and as a result of the factors we describe under “Risk Factors” and elsewhere in this annual report. See “Special note regarding forward-looking statements” appearing at the beginning of this report and “Risk Factors” set forth in Item 1A of this report.
OVERVIEW
We are a leading North American manufacturer of covered hopper and tank railcars. We also repair and refurbish railcars, provide fleet management services and design and manufacture certain railcar and industrial components used in the production of our railcars as well as railcars and non-railcar industrial products produced by others. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.
We operate in two segments: manufacturing operations and railcar services. Manufacturing operations consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar services consists of railcar repair and refurbishment services and fleet management services.
We have experienced significant growth in the last three years with revenues growing to $608.2 million in 2005, from $355.1 million in 2004 and $218.0 million in 2003. Our revenues in 2005 included $564.5 from manufacturing operations and $43.6 from the sale of railcar services. Our revenues in 2004 included $316.5 million from manufacturing operations and $38.6 million from the sale of railcar services.
Manufacturing operations
We manufacture all of our railcars in modern facilities located in Paragould and Marmaduke, Arkansas, which were built in 1995 and 1999, respectively. We strategically located these facilities in close proximity to our main shipper and railroad customers, as well as our main suppliers of railcar components. As of March 22, 2006, none of our over 1,100 employees at our Paragould and Marmaduke facilities are represented by a union. However, employees of three of our repair facilities and one of our component manufacturing facilities, representing 16% of our total workforce as of December 31, 2005, are represented by a union. We manufacture components in four other manufacturing facilities.
Our Paragould facility was designed primarily to produce covered hopper railcars, but is also capable of producing other railcar types. For example, in 2004 and the first nine months of 2005, we produced centerbeam platform railcars at our Paragould facility. This facility originally consisted of two production tracks with an initial production capacity of approximately six railcars per day. Changes in plant design and manufacturing processes since 1995, along with the addition of painting and lining capabilities in 1999, and a third production track in December 2004, increased our production capacity. Based on our current backlog, we plan to produce an average of approximately 24 covered hopper railcars per working day, dependent upon product mix and the availability of raw materials and components. The production lines at our Paragould facility are designed to provide maximum flexibility for efficient and rapid changeover in product mix between various types and sizes of railcars. We expanded our Paragould facility through the construction of additional painting and lining capabilities, which was completed in November of 2005.
We delivered the following quantities and types of railcars in 2003, 2004 and 2005, manufactured at our Paragould facility:

	Year ended December 31,
	2003	2004	2005

Covered hoppers	1,343	1,507	4,240
Centerbeam platform	5	1,240	785

Total Paragould railcar deliveries	1,348	2,747	5,025

Our Marmaduke facility was built in 1999 to manufacture tank railcars. Based on our current backlog, we plan to produce an average of approximately 7.5 tank railcars per working day at this facility, dependent upon product mix of tank railcar types and the availability of raw materials and components. The facility is designed to produce both pressure and non-pressure tank railcars.
We delivered the following quantities and types of tank railcars in 2003, 2004 and 2005, manufactured at our Marmaduke facility:

	Year ended December 31,
	2003	2004	2005

Pressure tanks	277	322	417
Non-pressure tanks	932	1,315	1,433

Total Marmaduke railcar deliveries	1,209	1,637	1,850

We provide components for our railcar manufacturing operations as well as for other railcar manufacturers and other industries. Components manufactured by us include aluminum and steel fabricated and machined parts and carbon steel, aluminum, high alloy and stainless steel castings, primarily for the trucking and construction equipment and oil and gas exploration markets. Our revenues from the sales of components exclude the components we manufacture for use in our railcar manufacturing business. In 2004, our revenues from sales of components increased by 52% to $50.7 million from $33.4 million in 2003. In 2005, our revenues from sales of components increased to $68.3 million from $50.7 million in 2004. We attribute the increase in these revenues primarily to an overall increase in demand for commercial railcar components as well as the demand for steel castings and machine components in the non-railcar industrial sectors that we serve.
Railcar services
Our railcar services include railcar repair and refurbishment and fleet management and engineering services. Our railcar repair and refurbishment services are provided through our network of six full service maintenance and repair facilities and four mobile repair units. Our railcar service facilities are located in strategic areas near major customers. We have established long-term business relationships with a customer base that includes railcar leasing companies, shippers and railroads. In 2005, our railcar services revenues increased by 13% to $43.6 million, from $38.6 million in 2004. In 2003, our railcar services revenues were $29.9 million. We believe the growth in these revenues reflects the overall trend in the United States toward increased railcar utilization, the increase in our customer base, the increase in our service offerings and the increase in the number of railcars under fleet management by us. Our fleet management business complements both our railcar repair and refurbishment and railcar manufacturing operations. As of December 31, 2005, we managed approximately 57,000 railcars for various customers, including approximately 22,000 railcars for ARL, an affiliate of Carl C. Icahn, the chairman of our board of directors and our principal controlling stockholder.
ARL FORMATION AND EXCHANGE
We formed ARL, a company that buys and leases railcars, as our wholly owned subsidiary in June 2004. As part of the formation of ARL and its further capitalization, ACF and certain of its subsidiaries transferred to us and ARL their railcars and related leases, as well as equity in certain of ACF’s subsidiaries that supported its leasing business, in exchange for shares of our new preferred stock and preferred interests of ARL. We, in turn, contributed the assets we received to ARL in return for common equity interests in ARL. ACF is a company beneficially owned and controlled by Mr. Icahn. On June 30, 2005, we transferred all of our interest in ARL to the holders of our new preferred stock, all of which are beneficially owned and controlled by Mr. Icahn, in exchange for the redemption of 116,116 shares of our new preferred stock held by them plus accumulated dividends. The description of our operations and the presentation of our financial information and consolidated financial statements has been prepared on a standalone basis, excluding ARL’s operations for all periods, and all transactions giving effect to ARL’s formation and subsequent transfer have been eliminated from the financial statements, with the exception of deferred tax assets retained by us. Any differences related to the amounts originally capitalized and the amount paid for ARL or our subsequent transfer of ARL have been recorded through adjustments to shareholder’s equity, including certain tax benefits that we received as a result of using ARL’s previously incurred tax losses. See Note 1 of our consolidated financial statements.
FACTORS AFFECTING OPERATING RESULTS
The following is a discussion of some of the key factors that have in the past and are likely in the future to affect our operating results. These factors include, but are not limited to, the cyclical nature of the North American railcar market, our reliance on a few customers for most of our revenues, our historical reliance on revenues from our affiliates for a significant portion of our revenue, our reliance on large orders, the variable purchasing patterns of our customers and fluctuation in supplies and prices of raw materials and components used in railcar manufacturing. See “Risk Factors” for a more comprehensive list of factors that could affect our operating results.
Cyclicality of the railcar industry. Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. During the most recent industry cycle, industry-wide railcar deliveries declined from a peak of 75,704 in 1998 to a low of 17,714 railcars in 2002. During this downturn, our revenues dropped from $238.8 million in 2000 to $168.8 million in 2002 and we incurred losses of $1.6 million, $2.0 million and $3.9 million in 2000, 2001 and 2002, respectively. We believe that downturns in the railcar manufacturing industry will occur in the future and will result in decreased demand for our products and services. The cycles in our industry result from many factors that are beyond our control, including economic conditions in the United States. Although railcar production has increased since 2002, industry professionals believe demand for railcars may have reached a peak and may not persist if favorable economic and other conditions are not sustained. Even if a sustained economic recovery occurs in the United States, demand for our railcars may not match or exceed expected levels. An economic downturn may result in increased cancellations of railcar orders which could have a material adverse effect on our ability to convert our railcar backlog into revenues. If industry backlog for railcars declines below certain levels, CIT, one of our customers which accounts for 68% of our December 31, 2005 backlog, will be permitted to cancel some or, in certain circumstances, all of its orders after 180 days written notice, which could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn in the United States could result in lower sales volumes, lower prices for railcars and a loss of profits for us. Furthermore, a substantial number of the end users of our railcars acquire railcars through leasing arrangements with our leasing company customers. Economic conditions that result in higher interest rates would increase the cost of new leasing arrangements, which could cause our leasing company customers to purchase fewer railcars.
Customer concentration. Railcars are typically sold pursuant to large, periodic orders, and a limited number of customers typically represent a significant percentage of our railcar sales in any given year. In 2005, sales to our top three customers accounted for approximately 20%, 13% and 12%, respectively, of our total revenues. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business and financial results. Most of our individual railcar customers do not make railcar purchases every year because they do not need to replace or replenish their railcar fleets on a yearly basis. Many of our customers place orders for railcars on an as-needed basis, sometimes only once every few years. As a result, the order levels for railcars, the mix of railcar types ordered and the railcars ordered by any particular customer have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. As railcar sales comprised 75% of our total revenue in 2004 and 82% of our total revenue in 2005, our results of operations in any particular quarterly period may be significantly affected by the number of railcars and the product mix of railcars we deliver in any given quarterly period. Additionally, because we record the sale of a railcar at the time we complete production, the railcar is accepted by the customer following inspection, the risk for any damage or loss with respect to the railcar passes to the customer and title to the railcar transfers to the customer, and not when the order is taken, the timing of completion, delivery and acceptance of significant customer orders will have a considerable effect on fluctuations in our quarterly results.
Revenues from affiliates. In 2003, 2004 and 2005, our revenues from affiliates accounted for 34%, 24%, and 11% of our total revenues, respectively. These affiliates consisted of entities beneficially owned and controlled by Carl C. Icahn, the chairman of our board of directors and our principal controlling stockholder. The decline in our percentage of revenues from affiliates is primarily attributable to the growth in our revenues from third parties. We anticipate that our percentage of revenues from affiliates will continue to decline if we are successful in growing our business. Nevertheless, we believe that revenues from affiliates will continue to constitute an important portion of our business. A significant reduction in sales to affiliates could have a material adverse effect on our business and financial results.
Raw material costs. The price for steel, the primary raw material used in the manufacture of our railcars, increased sharply in 2004 as a result of strong worldwide demand, limited availability of production inputs for steel, including scrap metal, industry consolidation and import trade barriers. These factors have caused a corresponding increase in the cost and decrease in the availability of castings and other railcar components constructed with steel. Costs for other railcar manufacturers have been similarly affected by the availability and pricing of steel and castings and other components. The costs for raw steel, based on a Semi Finished Steel Mill Product Index, have almost doubled during the period from October 2003 through December 2004. The availability of scrap metal has been limited by exports of scrap metal to China and, as a result, steel producers have charged steel and scrap metal surcharges in excess of agreed-upon prices. In 2005, steel pricing declined through the third quarter but increased, however, in the fourth quarter and appear to have stabilized going into the first quarter of 2006. Domestic demand for steel continues to be strong. Raw material supply, while still volatile, appears to be more stable going into 2006.
In 2004, we were unable to pass on an estimated $7.9 million in increased raw material and component costs to our customers under existing customer contracts. In 2005, we were unable to pass through to our customers an estimated $1.7 million of such increased costs. In response to the increasing cost of raw materials and railcar components, we began working with suppliers to reduce surcharges that they charge us and started entering into variable pricing contracts with our railcar customers that allow us to pass along changes in costs of certain raw materials and components to our customers to protect us against future changes in these costs. By September 30, 2005, we completed all of the deliveries of railcars under contracts that did not allow us to pass through these increased costs. All of our current deliveries and backlog for railcars include variable pricing to protect us against further volatility in the price of certain raw materials and railcar components.
Component supply constraints. Our business depends on the adequate supply of numerous specialty components, such as railcar wheels, brakes, sideframes, axles, bearings, yokes, bolsters and other heavy castings, and specialized raw materials, such as normalized steel plates used in the production of railcars. Over the last few years many suppliers have been acquired or have ceased operations, which has caused the number of alternative suppliers of specialty components and raw materials to decline. The combination of industry consolidation and high demand has caused recent railcar industry-wide shortages of many critical components as many reliable suppliers are frequently at or near production capacity. In certain cases, such as for railcar wheels, only two significant suppliers continue to produce the type of component we use in our railcars. With the recent increased demand for railcars, our remaining suppliers are facing significant challenges in providing components and materials on a timely basis to us and other railcar manufacturers. If our suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that we use, go out of business, refuse to continue their business relationships with us, reduce the amounts they are willing to sell to us or become subject to work stoppages, our business would be disrupted. Our inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments. This would materially and adversely affect our operating results. Furthermore, our ability to increase our railcar production to expand our business depends on our ability to obtain an adequate supply of these railcar components and raw materials.
Our participation in the Ohio Castings joint venture has facilitated our ability to meet some of our requirements for heavy castings such as bolsters and sideframes. In 2005, Ohio Castings expanded its castings production and added couplers and yokes to its products. We believe that this expanded production capability should help to reduce our risk of encountering supply shortages. In 2004 and 2005, we purchased $19.9 million and $30.9 million, respectively, of railcar components produced by Ohio Castings.
Completion of our centerbeam platform railcar contract. In 2004 we entered into an agreement with The Greenbrier Companies to manufacture centerbeam platform railcars at our Paragould manufacturing facility. This was the first time we manufactured centerbeam platform railcars and, as a result of start-up and increased production costs, we did not realize a profit on this contract. We completed our deliveries of these centerbeam platform railcars in July 2005 and we do not anticipate significant sales to Greenbrier in the future. Our revenues from our sales of centerbeam platform railcars were $50.8 million in 2005 and $53.0 million in 2004. Upon completion of production of the centerbeam platform railcars for Greenbrier, we converted the manufacturing line at our Paragould facility that we used to manufacture those railcars to manufacture covered hopper railcars. This manufacturing line, along with our two other covered hopper railcar manufacturing lines at our Paragould manufacturing facility, have been operating at capacity since the conversion and, as a result of our significant backlog for covered hopper cars, we expect those lines to continue, subject to cancellations or adjustments in existing railcar orders in our backlog, to operate at or close to capacity through at least 2007. We have generally been able to achieve higher profit margins on our sale of covered hopper railcars than we were able to achieve on our sales of the centerbeam platform railcars to Greenbrier. Therefore, we do not believe that the completion of our centerbeam platform railcar contracts and the corresponding reduction of sales to Greenbrier will have a material adverse affect on our business or results of operations.
OUTLOOK
We believe that demand for railcars has reached a peak and should continue at or near current levels due to generally positive economic conditions, the current United States economic recovery, strong industry-wide backlog for railcars, increased rail traffic, the projected replacement of aging railcar fleets and an increasing demand for products that are hauled and stored in railcars. We believe that we are strategically positioned to capitalize on the current strong demand for railcars, and that we have growth opportunities across our broad array of product and service offerings.
BACKLOG
Our backlog consists of orders for railcars. We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Customer orders, however, may be subject to cancellation, customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions. Although we generally have one to three year contracts with most of our fleet management customers, neither orders for our railcar repair and refurbishment services business nor our fleet management business are included in our backlog because we generally deliver our services in the same period in which orders are received. Similarly, orders for our component manufacturing business are not included in our backlog because we generally deliver components to our customers in the same period in which orders for the components are received. Due to the large size of railcar orders and variations in the number and mix of railcars ordered in any given period, the size of our reported backlog at the end of any such period may fluctuate significantly. See “Risk Factors – Risks related to our business — The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly results.” Our backlog has increased from 412 railcars at the end of 2002 to 14,510 railcars at December 31, 2005. We believe this increase is due to the current strength of the economy, the replacement of aging railcar fleets, increasing demand for consumer and industrial products, and an increasing demand for covered hopper and tank railcars.

On July 29, 2005, we entered into a multi-year purchase and sale agreement with CIT to manufacture and sell to CIT covered hopper and tank railcars. Under this agreement, CIT has agreed to buy a minimum of 3,000 railcars from us in each of 2006, 2007 and 2008 and we have agreed to offer to sell to CIT up to 1,000 additional railcars in each of those years. CIT may choose to satisfy its purchase obligations from among a variety of covered hopper and tank railcars described in the agreement. CIT may reduce its future purchase obligations or cancel pending purchase orders, upon prior written notice to us, under certain conditions, including a reduction of the then current American Railway Car Institute’s most recently reported quarterly backlog below specified levels. As of December 31, 2005, the American Railway Car Institute reported a quarterly backlog in excess of 69,408 railcars. If during the term of the agreement, the levels of quarterly backlog reported by American Railway Car Institute falls below 45,000 railcars but remains above 35,000 railcars, CIT has the right, on 240 days prior written notice, to cancel pending purchase orders or reduce subsequent purchase obligations for the then current agreement year, in either case such that actual purchases by CIT would not fall below 50% of that agreement year’s original minimum purchase requirements. If the American Railway Car Institute’s reported quarterly backlog falls below 35,000 railcars, CIT has the right to cancel or suspend all, or any, pending purchase orders or remaining purchase obligations under the Agreement upon 180 days prior written notice. If CIT elects to cancel any pending purchase order under these provisions within 120 days of the delivery date of the order, we may require that CIT purchase from us, at our cost, all material which we had purchased and identified to such cancelled purchase order. CIT also has the right to reduce its railcar orders from us if market prices for the railcars subject to our agreement are reduced significantly below our quoted prices and we fail to meet such price reductions. Under the agreement, purchase prices for railcars are subject to steel surcharges and certain other material cost increases applicable at the time of production.
The following table shows our reported railcar backlog, in number of railcars and estimated future value attributable to such backlog, for the periods shown. This reported backlog includes 9,000 railcars relating to CIT’s minimum purchase obligations under its agreement with us based upon an assumed product mix consistent with CIT’s orders for railcars. Changes in product mix from that assumed would affect the dollar amount of our backlog from CIT.

	Year ended December 31,
	2003	2004	2005

Railcar backlog at start of period	412	2,287	7,547
New railcars delivered	(2,557)	(4,384)	(6,875)
New railcar orders	4,432	9,644	13,838

Railcar backlog at end of period	2,287	7,547	14,510
Estimated railcar backlog value at end of period (in thousands)	$129,850	$494,107	$1,074,408
The estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of certain raw materials and railcar components, or the cancellation or delay of railcar orders that may occur.
We anticipate that approximately 53% of our reported backlog as of December 31, 2005 will be converted to revenues by the end of 2006. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered. However, our backlog is not necessarily indicative of our future results of operations as orders may be canceled or delivery dates extended. We cannot assure that our reported backlog will convert to revenues in any particular period, if at all, that the actual revenues from these orders will equal our reported backlog estimates or that our future revenue collection efforts will be successful. See “Risk Factors—Risks related to our business—The level of our reported railcar backlog may not necessarily indicate what our future revenues will be and our actual revenues may fall short of the estimated revenue value attributed to our railcar backlog.”
We rely on supplies from third-party providers and our Ohio Castings joint venture for steel, heavy castings, wheels and other components for our railcars. In the event that our suppliers were to stop or reduce their supply of steel, heavy castings, wheels or the other railcar components that we depend upon, our business would be disrupted and the actual sales from our customer contracts may fall significantly short of our reported backlog. See “Risk Factors—Risks related to our business—Fluctuations in the supply of components and raw materials we use in manufacturing railcars could cause production delays or reductions in the number of railcars we manufacture, which could adversely affect our business and operating results.”
CHARGES AND COSTS ASSOCIATED WITH OUR PUBLIC OFFERING
We have and expect to incur significant additional selling, administrative and other fees and expenses in connection with the completion of our public offering and becoming a public company. In addition we have and expect to incur a number of charges in connection with transactions contemplated in connection with the offering.
ACF employee benefit plans
In anticipation of our initial public offering, we entered into a retirement benefit separation agreement, effective December 1, 2005, with ACF for allocating the assets and liabilities of the pension benefit plans retained by ACF in the 1994 ACF asset transfer in which some of our employees were participants, and which has relieved us of our further employee benefit reimbursement obligations to ACF under the 1994 ACF asset transfer agreement. ACF is a company beneficially owned and controlled by Mr. Icahn. The principal employee benefit plans affected by this arrangement are two ACF sponsored pension plans, known as the ACF Employee Retirement Plan and the ACF Shippers Car Line Pension Plan, and certain ACF sponsored retiree medical and retiree life insurance plans.
Under the arrangement, in exchange for our agreement to pay ACF approximately $9.2 million and to become the sponsoring employer under the ACF Shippers Car Line Pension Plan, including the assumption of all obligations for our and ACF’s employees under that plan, we have ceased to be a participating employer under the ACF Employee Retirement Plan and have been relieved of all further reimbursement obligations, including for our employees, under that plan. We estimate that as of December 1, 2005, the ACF Shippers Car Line Pension Plan had $4.0 million of unfunded liabilities on an accounting basis that were assumed by us in connection with this arrangement. The payment of approximately $9.2 million which was made by us to ACF represents our and ACF’s estimate of the payment required to be made by us to achieve an appropriate allocation of the assets and liabilities of the benefit plans accrued after the 1994 ACF asset transfer, with respect to each of our and ACF’s employees in connection with the two plans. This allocation was determined in accordance with actuarial calculations consistent with those that would be required to be used by us and ACF in allocating plan assets and liabilities at such time as we cease to be a member of ACF’s controlled group.
As part of this arrangement, we also assumed sponsorship of a retiree medical and retiree life insurance plan for active and identified former employees that were covered by the ACF sponsored medical and retiree life insurance plans, and ACF was relieved of all further liability under those plans with respect to those employees. We estimate that as of December 1, 2005, the post-retirement liability related to this obligation was approximately $3.9 million. ACF paid us $2.9 million to assume the pre-1994 portion of this liability.
The total amount of the obligations we assumed is estimated to be $14.2 million. We previously accrued an estimated liability related to this settlement of $3.2 million. In December 2005, we recorded an increase in the estimated liability of $10.9 million and a loss on the settlement of the same amount, of which we recorded $2.0 million in cost of railcar services with the remaining amount being shown on the statement of operations as pension settlement expense. See Note 10 of our Consolidated Financial Statements.
Equity incentive awards
We also incurred a non-cash operating expense in connection with the issuance at the close of our initial public offering to James Unger, our chief executive officer, of 285,714 shares of our common stock. The expense we recognized in connection with this grant equals the value of the shares granted to Mr. Unger as of the date of issuance, which was $6.0 million. We recognized $2.4 million of this expense in the first quarter of 2006 when 40% of these shares vested. We expect to recognize the remaining $3.6 million of this expense in equal monthly amounts over the twelve months from February 2006 through January 2007.. The balance of these shares will vest in January 2007. See Note 18 of our Consolidated Financial Statements.

We also issued options to purchase 484,876 shares of common stock under our 2005 equity incentive plan upon the pricing of our initial public offering. These options have been granted at an exercise price equal to $21.00 per share. The options have a term of five years and vest in equal annual installments over a three-year period. We estimate that our stock option expense for all these options will total approximately $3.5 million over the next three years assuming a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; 5-year term; interest rate of 4.35%; and dividend yield of 1%. See Note 18 of our Consolidated Financial Statements.
The 2005 Equity Incentive Plan will be administered by the Board of Directors who is authorized to grant incentive stock options, nonqualified stock options, stock appreciation rights (SARs), performance shares, restricted stock, other forms of equity-based or equity-related awards, or other cash awards.
Other additional expenses
We agreed to pay William Benac, our chief financial officer, a one-time special cash bonus of $500,000. This bonus was contingent on us issuing common stock to the public in an offering registered with the SEC prior to April 22, 2007 or Mr. Icahn selling his controlling interest in us to a third party in a private transaction. This bonus will be paid on April 22, 2007. If at any time on or before April 22, 2007, we terminate Mr. Benac’s employment without cause, he resigns for good reason, or a change in control occurs, he will be entitled to receive the special cash bonus of $500,000 upon the occurrence of such event. Mr. Benac’s right to the special cash bonus of $500,000 and any severance immediately terminates if his employment is terminated for cause or he resigns without good reason. As a result of this arrangement, we have accrued a $500,000 expense in the first quarter of 2006. See Note 18 of our Consolidated Financial Statements.
Other additional expenses we incurred in connection with our public offering included the write-off of the remaining $0.6 million of deferred financing costs that we incurred in connection with our industrial revenue bond financings, which we repaid in full with a portion of the net proceeds of our offering. We had previously been amortizing these expenses over the remaining terms of the industrial revenue bonds.
RESULTS OF OPERATIONS
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	2003	2004	2005

Revenues
Manufacturing operations	86.3%	89.1%	92.8%
Railcar services	13.7%	10.9%	7.2%

Total revenues	100.0%	100.0%	100.0%
Cost of goods sold
Cost of manufacturing	80.1%	86.3%	85.2%
Cost of railcar services	13.7%	9.7%	6.3%

Total cost of goods sold	93.8%	96.0%	91.5%

Gross profit	6.2%	4.0%	8.6%
Pension settlement expense	0.0%	0.0%	1.8%
Selling, administrative and other expenses	4.7%	2.9%	4.2%

Earnings from operations	1.5%	1.1%	4.4%
Interest income	1.5%	1.2%	0.3%
Interest expense	(1.7%)	(1.0%)	(0.8%)
Income (loss) from joint venture	(0.3%)	(0.2%)	0.1%

Earnings before income tax expense	1.0%	1.1%	4.0%
Income tax expense	0.5%	0.6%	1.5%

Net earnings	0.5%	0.5%	2.5%

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004
Our net earnings for the year ended December 31, 2005 was $14.8 million as compared to $1.9 million for the year ended December 31, 2004, representing an increase of $12.9 million. In 2005, we sold 6,875 railcars, 2,491 more than the 4,384 railcars we sold in 2004. Most of our revenues for 2005 included sales under contracts that allowed us to adjust our sale prices to pass on to our customers the impact of increases in the costs of certain raw materials, particularly steel and components. This improvement was partially offset by increased costs associated with outsourcing our railcar painting and lining for our new production line at our Paragould facility and the start-up costs for that new production line.
Revenues
Our revenues in 2005 increased 71% to $608.2 million from $355.1 million in 2004. This increase was attributable to an increase in revenues from both manufacturing operations and railcar services.
Our manufacturing operations revenues increased 78% to $564.5 million in 2005 from $316.4 million in 2004. This increase was primarily attributable to our delivery of an additional 2,491 railcars in 2005 and increased prices resulting from our ability to pass through a portion of our increased raw material and component costs and increases in the base unit price for some of our railcars. Our revenues from sales of railcars increased $230.7 million to $496.2 million in 2005 from $265.8 in 2004. The additional deliveries of railcars in 2005 reflected increased sales of covered hopper and tank railcars and a continuation of deliveries of centerbeam platform railcars ordered in 2004. These increased sales reflected our increased capacity at our Paragould facility supported by the continued strong backlog of orders for our railcars. Our manufacturing operations revenues attributable to sales of railcar and industrial components increased $17.4 million in 2005 to $68.3 million from $50.9 million in 2004. This increase was primarily attributable to increased unit sales reflecting increased railcar manufacturing and industrial activity. For 2005, our manufacturing operations revenues included $47.2 million or 7.8% of our total revenues, from transactions with affiliates, compared to $64.4 million or 18.1% of our total revenues, in 2004. These revenues were primarily attributable to sales of railcars to companies controlled by Mr. Icahn.
Our railcar services revenues increased 13% to $43.6 million in 2005 from $38.6 million in 2004. This increase was primarily attributable to strong railcar demand and a $2.0 million increase in leasing and other fleet management service revenue from subsidiaries of our affiliate, ARL, a company controlled by Mr. Icahn. The increase in railcar services revenues from ARL was fully offset by $2.0 million of pass through costs paid to ACF, also a company controlled by Mr. Icahn, that was included in our cost of railcar services. Our management agreements with the ARL subsidiaries were terminated on June 30, 2005. However, we continue to provide repair, maintenance and fleet management services for those fleets. In 2005, our railcar services revenues included $20.6 million, or 3.4% of our total revenues, from transactions with affiliates, as compared to $19.4 million, or 5.5%, in 2004.
Gross profit
Our gross profit increased to $52.1 million in 2005 from $14.3 million in 2004. Our gross profit margin increased to 8.6% in 2005 from 4.0% in 2004, primarily reflecting improved margins in our manufacturing operations.
Our gross profit margin for our manufacturing operations increased to 8.2% in 2005 from 3.2% in 2004. This increase was primarily attributable to the contribution from increased overhead absorption on plant work volume and our ability to pass through a greater portion of increased raw material and component costs through variable pricing contracts. In 2005, we were unable to pass through $1.7 million of increased raw materials and component costs. In 2004, we were unable to pass through approximately $7.9 million of increased raw material and component costs. All of our railcar manufacturing contracts providing for deliveries after December 31, 2005 have variable cost provisions that adjust the delivery price for changes in certain raw material and component costs. However,increases in raw material and component costs would have an adverse effect on our gross profit margin as a percentage of revenues, because we do not earn any additional net profit margin on our price adjustments.
Our improvement in gross profit margin in 2005 was partially offset by a contract to manufacture centerbeam platform railcars, a new product line for us in 2004. This was the first time we manufactured centerbeam platform railcars and, as a result of start-up and increased production costs, we did not realize a profit on this contract. Our centerbeam platform railcar contracts were completed at our Paragould facility in July 2005 and we have since converted the manufacturing line at that facility to manufacturing covered hopper railcars. In December 2005, we also incurred a $2.0 million charge allocated to our cost of services associated with our pension settlement.
In the first six months of 2005, we also incurred additional costs in connection with the completion of our new third production line at our Paragould facility, including costs associated with outsourcing our railcar painting and lining for the increased railcar production from that new production line and costs of the initial training and supplies for that production line. We completed additional painting and lining capabilities at our Paragould facility in November of 2005. This new painting and lining capacity should allow us to improve margins as we reduce or eliminate outsourcing of this function.
Our gross profit margin for railcar services increased to 14.7% in 2005 from 10.7% in 2004. This increase was primarily attributable to our service facilities operating at a higher volume level, which resulted in efficiencies in labor and overhead.
Pension Settlement Expense
As a result of the retirement benefit separation agreement we entered into with ACF, a company controlled by Mr. Icahn, in December 2005, we recorded an aggregate expense of $10.9 million, of which $8.9 million was allocated to pension settlement expense and $2.0 million was allocated to cost of railcar services. As a result of this agreement we assumed sponsorship of a former ACF pension plan and a retiree medical and retiree life insurance plan, and we have ceased to be a participating employer under the ACF Employee Retirement Plan and have been relieved of all further reimbursement obligations, including for our employees, under that plan. See “—Charges and costs associated with our public offering—ACF employee benefit plans.”
Selling, administrative and other expenses
Our selling, administrative and other expenses increased in 2005 to $16.5 million from the $10.3 million expense in 2004. Selling, administrative and other expenses were 4.2% of sales in 2005 as compared to 2.9% of sales in 2004. Our increase in the amount of our selling, administrative and other expenses was primarily attributable to an increase in information technology costs, audit and outside professional service fees.

Interest expense and interest income
Interest expense was $4.8 million and $3.7 million for years ended December 31, 2005 and 2004, respectively. Our interest income decreased to $1.7 million in 2005 from $4.4 million in 2004. The decrease in interest income was primarily attributable to a $57.2 million loan to an affiliate that was repaid in 2004 that was partially offset by interest income we earned on an $165.0 million secured loan to Mr. Icahn in October of 2004. In January of 2005, we transferred our entire interest in this loan to ARL in exchange for additional common interests in ARL and in satisfaction of our $130.0 million loan from ARL.
Income tax expense
Income tax expense for 2005 was $9.4 million, or 38.8% of our earnings before income taxes, as compared to $2.2 million for 2004, or 53.3% of our earnings before income taxes. Our effective tax rate is impacted by expenses included in pre-tax earnings for which we do not receive a deduction for tax purposes. These expenses result from the liabilities and obligations retained by ACF as part of its transfer of assets to us in 1994. Although ACF is responsible for any costs associated with these liabilities, we are required to recognize these costs as expenses in order to reflect the full cost of doing business. The entire amount of such permanently nondeductible expenses is treated as contribution of capital resulting in an increase to our effective tax rate. These expenses in pre-tax income were $1.4 million and $1.1 million for 2004 and 2005, respectively.
Comparison of the year ended December 31, 2004 to the year ended December 31, 2003
Our net earnings for the year ended December 31, 2004 was $1.9 million as compared to $1.1 million for the year ended December 31, 2003, representing an increase of $0.8 million. In 2004, we sold 4,384 railcars, 1,827 more than the 2,557 railcars we sold in 2003. Despite the increase in railcar deliveries in 2004, our net earnings for 2004 was negatively affected by dramatic increases in raw materials, especially steel, and railcar component prices, particularly for components manufactured from steel. Our railcar manufacturing contracts precluded us from passing most of these increased costs on to our customers. Our gross margins in 2004 were also adversely affected by the losses we incurred from our introduction and sale of centerbeam platform railcars manufactured at our Paragould facility. Net earnings for 2003 reflected a $0.8 million write-down of the carrying value of buildings and improvements, and equipment at our Milton, Pennsylvania railcar repair facility, and a $0.4 million charge to adjust inventory to the lower of cost or market. We incurred no such write-downs in 2004.
Revenues
Our revenues in 2004 increased 63% to $355.1 million from $218.0 million in 2003. This increase was attributable to an increase in revenues from both manufacturing operations and railcar services.
Our manufacturing operations revenues increased 68% to $316.4 million in 2004 from $188.1 million in 2003. This increase was primarily attributable to our delivery of an additional 1,827 railcars in 2004 and, to a lesser extent, an increase in pricing based upon our ability to pass through some of our increased costs as well as an increase in the base price of our railcars. Our revenues from railcar sales increased $111.1 million to $265.8 million in 2004 from $154.7 million in 2003. The additional deliveries of railcars in 2004 reflected increased sales of covered hopper and tank railcars and sales of centerbeam platform railcars. We believe that the increases were primarily attributable to the continuing recovery of the railcar industry which resulted in a strong backlog of orders for delivery in 2004. In 2004, deliveries increased by 428 tank railcars and 164 covered hopper railcars from 2003, and our centerbeam platform railcar deliveries totaled 1,240. We delivered five centerbeam platform railcars in 2003. Our increase in manufacturing operations revenues also reflected a $17.3 million increase in our sales of railcar and industrial components. This increase was primarily attributable to an increase in demand for castings and components in the oil refinery and transportation markets. In 2004, our manufacturing operations revenues included $64.4 million, or 18.1% of our total revenues, from transactions with affiliates, compared to $62.9 million, or 28.8% of our total revenues, in 2003. These revenues were primarily attributable to sales of railcars to companies controlled by Mr. Icahn.
Our railcar services revenues increased 29% to $38.6 million in 2004 from $29.9 million in 2003. This increase was attributable to increased sales, primarily related to repair and maintenance services provided to affiliates, including

ACF and ARL and their subsidiaries. In 2004, our railcar services revenues included $19.4 million, or 5.5% of our total revenues, from transactions with affiliates, as compared to $11.0 million, or 5.1%, in 2003.
Gross profit
Our gross profit increased to $14.3 million in 2004 from $13.6 million in 2003. Our gross profit margin decreased to 4.0% in 2004 from 6.2% in 2003. The decrease in our gross profit margin was primarily attributable to a decrease in our gross profit margin for our manufacturing operations that was partially offset by an increase in our gross profit margin for our railcar services.
Our gross profit margin for our manufacturing operations decreased to 3.2% in 2004 from 7.2% in 2003. This decrease was primarily attributable to an increase in the cost of raw materials and components, consisting primarily of steel and steel-based components, that we were not able to pass through to our customers due to fixed price contracts. Our cost of sales increased by approximately $11.3 million in 2004 based upon these increased raw material and component costs. We estimate that we were able to pass through $3.4 million of these costs to our customers. Our margins were also adversely affected by the losses we incurred resulting from our introduction and sale of centerbeam platform railcars in 2004. We completed deliveries under our centerbeam platform railcar contract in July 2005 and have converted the manufacturing line we used to manufacture these railcars to manufacture covered hopper railcars.
Our gross profit margin for railcar services increased to 10.7% in 2004 from 0.4% in 2003. This increase was primarily attributable to increased sales that resulted in increased efficiencies of labor and overhead. Our gross profit margin for railcar services in 2003 was adversely affected by a $0.8 million write-down of the carrying value of buildings and improvements, and equipment at our Milton, Pennsylvania railcar maintenance facility, which we idled during 2003, and a $0.4 million charge to adjust inventory to the lower of cost or market.
Selling, administrative and other expenses
Our selling, administrative and other expenses did not increase in 2004 from the $10.3 million expense in 2003. Selling, administrative and other expenses were 2.9% of sales in 2004 as compared to 4.7% of sales in 2003. In 2004, we were able to use the infrastructure we put in place in 2003 to grow our revenues without increasing our selling, administrative and other expenses. Our expenses in 2004 reflected an increase in engineering and purchasing personnel, but these expenses were offset by reduced spending in insurance, retirement, legal fees and engineering consulting services.
Interest expense and interest income
Interest expense was $3.7 million and $3.6 million for years ended December 31, 2004 and 2003, respectively. Our interest income increased to $4.4 million in 2004 from $3.2 million in 2003. The increase in interest income and interest expense was primarily attributable to our $165.0 million secured loan to Mr. Icahn and our $130.0 million loan from ARL, respectively, both of which are no longer outstanding.
Income tax expense
Income tax expense for 2004 was $2.2 million, or 53.3% of our earnings before income taxes, as compared to $1.1 million for 2003, or 51.7% of our earnings before income taxes. Our income tax rates were higher than the statutory rates in both periods because of the effect of expenses included in pre-tax income for which we do not receive a deduction for tax purposes. These expenses primarily relate to the liabilities and obligations retained by ACF as part of its transfer of assets to us in 1994.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity have historically been the cash generated from our operations, the sale of securities and funds generated from borrowings. Until our initial public offering, completed in January 2006, most of our capital needs have been satisfied by entities affiliated with Mr. Icahn and working capital loans from third party lenders.

We completed our initial public offering on January 24, 2006. In connection with that offering, we issued 9,775,000 shares of our common stock at an offering price of $21.00 per share. Our net proceeds from this offering were approximately $192.0 million. Net proceeds from the offering and our available cash have been used, among other things, to redeem all shares of our outstanding preferred stock, all of which were held by affiliates of Mr. Icahn, to repay notes due to our affiliates, to redeem all of our industrial revenue bonds, and to repay the amounts outstanding under our then existing revolving credit facility. The payoff amounts for the defeasance of our industrial revenue bonds was made to the trustee into a trust account and, upon expiration of the redemption notice period, on March 10, 2006, the trustee redeemed and repaid the bonds.
The net proceeds of the offering were used as follows (in millions):

Redemption of all outstanding shares of preferred stock	$93.9
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Professional fees	1.0
Cash and temporary investment for working capital and general corporate purposes	35.7

Total uses	$192.0

Outstanding debt
Revolving credit facility. In January 2006, concurrent with the completion of the initial public offering, we repaid all amounts outstanding under our then revolving credit facility and entered into an amended and restated revolving credit facility with North Fork Business Capital Corporation, as administrative agent for various lenders. The amended and restated revolving credit facility replaced our former $50.0 million revolving credit facility with North Fork Business Capital Corporation.
Terms of the amended and restated revolving credit facility are:
•	Maximum borrowing. Our amended and restated revolving credit facility provides for a maximum borrowing of the lesser of (a) $75 million or (b) 85% of the eligible accounts receivables plus 65% of the eligible raw materials and finished goods inventory. Eligible receivables include only accounts receivable to our customers in the United States or Canada arising from sales in the ordinary course of business with non-affiliates. In addition, the amended and restated revolving credit facility includes a $15.0 million capital expenditure sub-facility that is based on 80% of the costs related to capital projects we may undertake;

•	Term. The amended and restated revolving credit facility expires in January 2009;

•	Interest rate and fees. Borrowings bear an interest rate of a base rate less 0.5%, where the base rate is the higher of the highest prime, base or equivalent rate of interest published by the administrative agent, or the published annualized rate for 90-day dealer commercial paper published in the Wall Street Journal. In addition, we are granted a 1 month, 2 month or 3 month LIBOR rate plus 1.5%. We are required to pay a closing fee of $0.2 million and an unused line fee of 0.375% per year on the unused portion of our amended and restated revolving credit facility;

•	Collateral. Our receivables, inventory and a pledged deposit account, together with assets we purchase with the proceeds from the capital expenditure sub-facility, serve as collateral under the amended and restated revolving credit facility and the capital expenditure sub-facility. In addition, we are required to maintain one or more blocked accounts to which all our collections would be remitted. Under the amended and restated revolving credit facility, the types of collections that are subject to the blocked account consist of all collections including all cash, funds, checks, notes, instruments, any other form of remittance tendered by account debtors in respect of payment of our receivables and any other payments received by us with respect to any collateral. If the funds which we can draw under the amended and restated revolving credit facility fall under $5 million, the proceeds in the blocked accounts are transferred to the administrative agent and the administrative agent is required to apply all such proceeds to our loan account with the administrative agent, conditional upon final collection, effecting a payment of any obligations that are outstanding at such time. The interest that the administrative agent holds in such proceeds (until such time as they are applied to the obligations) is in the nature of a collateral security interest. Upon termination of the administrative agent’s security interests in such proceeds in accordance with applicable laws generally governing the termination of security interests and bank deposits, the administrative agent returns to us any proceeds it holds after satisfaction of existing or contingent obligations owed to the administrative agent and the other lenders. We may borrow, repay, and reborrow revolving credit loans in accordance with the terms of the amended and restated revolving credit facility;

•	Financial covenants. Our amended and restated revolving credit facility requires us to meet an adjusted fixed charge coverage ratio of not less than 1.2 to 1.0 on a quarterly and/or annual basis and a leverage ratio calculated based on the outstanding amount of indebtedness to EBITDA, as defined in the amended and restated revolving credit facility, of not greater than 4.0 to 1.0 on a quarterly and/or annual basis; and

•	Negative covenants. Our amended and restated revolving credit facility includes certain limitations on, among other things, our ability to incur additional indebtedness, modify our current governing documents, sell or dispose of collateral, grant credit and declare or pay dividends or make distributions on common stock or other equity securities. The limitation on certain of the actions addressed by the amended and restated revolving credit facility is in the nature of a right in favor of the administrative agent and our lenders to accelerate all of our obligations under the amended and restated credit facility, a demand right, that is triggered by certain actions, rather than in the nature of a negative covenant by which we contractually agree not to take such actions. Included among the actions that trigger a demand right are certain actions to modify governing documents, sell or dispose of collateral, grant credit, incur indebtedness, and make dividends and distributions. An incurrence of indebtedness triggers a demand right if it causes the adjusted ratio of our indebtedness to EBITDA, as defined in the amended and restated revolving credit facility, to be greater than 4.0 to 1.0. The direct or indirect payment of dividends or distributions, or purchase, redemption, or retirement of capital stock, equity interests, options or rights to purchase capital stock or equity interests, or payments to sinking or analogous funds, triggers a demand right if it causes the adjusted fixed charge coverage ratio to be less than 1.2 to 1.0 or the ratio of adjusted indebtedness to EBITDA to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis, as defined in the amended and restated revolving credit facility.
Cash flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the periods presented (in thousands):

Year ended December 31,
2005

Cash flows
Net cash provided by (used in):
Operating activities	$41,571
Investing activities	(22,580)
Financing activities	2,758
Operating activities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers. We do not typically experience business credit losses, although a payment may be delayed pending completion of closing documentation, and a typical order of railcars may not yield cash proceeds until after the end of a reporting period.
Our net cash provided by operating activities was $41.6 million for the year ended December 31, 2005, which included net earnings of $14.8 million, increased by depreciation and amortization of $6.8 million, a provision for deferred income taxes of $5.6 million, and $1.1 million of expenses that we incurred relating to pre-capitalization liabilities retained and payable by ACF. Payment of these expenses by ACF is reflected as additional paid in capital. These increases were partially offset by $0.6 million of earnings allocated to us as a result of our joint venture interest in Ohio Castings. Cash provided by operating activities attributable to changes in our current assets and liabilities included an increase in accounts payable of $33.0 million, an increase in accrued pension expense of $8.3 and an increase in accrued expenses and taxes of $4.9 million. These sources of cash were partially offset by an increase in inventories of $14.1 million, an increase in accounts receivable of $13.4 million and an increase in prepaid expenses of $2.3 million. The increase in inventories was primarily attributable to the build-up of inventory for our new third production line at our Paragould facility. The increase in accounts payable and accrued expenses was primarily due to this inventory buildup and a change in the processing and accounting of accounts payable that had previously been processed through affiliates. The increase in accounts receivable was primarily attributable to the increased volume of sales attributed to railcars manufactured at our Paragould facility. The increase in prepaid expenses was primarily attributable to payments for workers’ compensation and general insurance coverages that benefit future periods.
Investing activities. Net cash used in investing activities for the year ended December 31, 2005 was $22.6 million, including $12.1 million for construction of additional painting and lining capabilities at our Paragould facility, $1.6 million for the thru sill equipment and tooling at Paragould, $1.4 million for the fabrication shop extension at Paragould, and $2.8 million for the purchase of manufacturing equipment and leasehold improvements that we had previously been leasing from ACF at our St. Charles, Missouri manufacturing facility. The remaining cash primarily used for investment in property, plant and equipment at multiple locations to increase operating efficiencies.
Financing activities. Cash provided by financing activities was $2.8 million for the year ended December 31, 2005, and included $31.3 million borrowed under our existing revolving credit facility that we obtained in March 2005, offset by payments to affiliates of $17.8 million, an increase in amount due from affiliate of $5.1 million, expenses in connection with the initial public offering of $4.9 million and debt repayments of $1.3 million. The decrease in amounts due to affiliates was primarily attributable to the change in our financing arrangement with ACF, which was terminated on April 1, 2005. The accumulated amounts due to ACF under this intercompany arrangement were repaid by us from the proceeds of our revolving credit facility that we obtained in March 2005.
Capital expenditures. We continuously evaluate facility requirements based on our strategic plans, production requirements and market demand and may elect to make capital investments at higher or lower levels in the future. These investments are all based on an analysis of the potential for these additions to improve profitability and future rates of return. In response to the current demand for our railcars, we are pursuing opportunities to increase our production capacity and reduce our costs through continued vertical integration of our production capacity. From time to time, we may expand our business by acquiring other businesses or pursuing other strategic growth opportunities.
In November 2005, we substantially completed the construction of additional painting and lining capabilities at our Paragould, Arkansas covered hopper manufacturing facility. This complements our additional production line that was completed in November 2004. Our capital expenditures in connection with the new painting and lining capabilities, was approximately $13.2 million.
We recently initiated a project that we estimate will cost approximately $7.0 million to construct a new fabrication shop at our Paragould facility to produce covered hopper railcar components that are currently supplied by an outside vendor, and a project that we estimate will cost approximately $2.0 million for additional steel storage at our Marmaduke facility, which should result in production efficiencies and contribute to a higher tank railcar output at our Marmaduke facility. We also plan to invest approximately $10 million on two expansion projects at our Marmaduke plant to increase the production of hazardous material tank cars and standard service tank cars. On March 24, 2006, we signed a definitive agreement with Steel Technologies Inc. to acquire all the capital stock of its subsidiary, Custom Steel Inc., a corporation located in Kennett, Missouri. The purchase price is approximately $13.0 million plus a working capital adjustment that we estimate will be approximately an additional $5.0 million. Custom Steel produces value-added fabricated steel parts that primarily support our railcar manufacturing operations. The transaction, which is subject to customary closing conditions, is expected to be completed on or about April 1, 2006. We cannot assure that this closing will occur when anticipated, if at all. We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies and to otherwise complement and expand our business. The payments relating to these projects will be paid primarily in 2006.
As of January 1, 2005, we acquired from ACF Industries Holding Corp., a company beneficially-owned and controlled by Mr. Icahn, its interest in Castings LLC for total consideration of $12.0 million, represented by a promissory note bearing an interest rate equal to the prime rate plus 0.5%, payable on demand. In January 2006, we repaid this note with a portion of the net proceeds of the initial public offering. Castings LLC owns a one-third interest in Ohio Castings, which operates two foundries that produce heavy castings. In connection with this transfer, we agreed to assume certain, and indemnify all liabilities related to and arising from ACF Industries Holding Corp.’s investment in Castings LLC, including the guarantee of Castings LLC’s obligations to Ohio Castings, the guarantee of bonds in the amount of $10.0 million issued by the State of Ohio to one of Ohio Castings’ subsidiaries, of which $8.0 million was outstanding as of December 31, 2005, and the guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $0.8 million was outstanding as of December 31, 2005. The two other partners of Ohio Castings have made similar guarantees of these obligations.
On January 31, 2006, we exercised an option to purchase all equipment under an equipment lease. The lease allowed for the purchase of all the equipment at estimated fair value. We paid $5.8 million to purchase the lease equipment.
We anticipate that any future expansion of the business will be financed through cash flow from operations, our amended and restated revolving credit facility or term debt associated directly with that expansion. Moreover, we believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months.
Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our amended and restated revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund capital expenditures, acquisitions or incur from time to time other investments and these capital requirements could be substantial. Our operating performance may also be affected by matters discussed under “Risk Factors,” and trends and uncertainties discussed in this discussion and analysis, including those factors discussed under “Factors affecting operating results,” as well as elsewhere in this annual report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
Dividends. The Board of Directors declared a regular cash dividend of $0.03 per share of our common stock payable on April 6, 2006, to shareholders of record at the close of business on March 22, 2006. We intend to pay cash dividends on our common stock in the future. Our amended and restated revolving credit facility contains provisions that trigger a demand right if we pay dividends on our common stock unless the payment does not cause the adjusted fixed charge coverage ratio (fixed charges, pursuant to the amended and restated revolving credit facility, include any dividends paid or payable on our common stock) to be less than 1.2 to 1.0 or the adjusted ratio of our indebtedness to earnings before interest, taxes, depreciation and amortization, after giving effect to any debt incurred to pay any such dividend to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal years. Moreover, our declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, covenants under our borrowing arrangement and other factors our board of directors considers relevant. Accordingly, we may not pay dividends in any given amount in the future, or at all.
Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2005, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods, after taking into consideration that long-term debt obligations and notes payable to affiliates will be paid in 2006 with the net proceeds of the initial public offering:

	Payments due by Period
Contractual Obligations	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)

Long-Term Debt Obligations [1]	$40,370	40,370	—	—	—
Notes payable to affiliates	$19,000	19,000	—	—	—
Operating Lease Obligations [2]	$4,970	2,804	1,940	226	—
Purchase Obligations	$67,629	16,000	51,629	—	—
Pension Funding	$4,936	1,510	3,036	390

Total	$131,969	$78,174	$53,569	$226	$—

(1)	Our amended and restated revolving credit facility, permits us to borrow $75.0 million and expires in three years.
(2)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.
We entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at our railcar production facilities. The agreements have terms of two and three years respectively. We have agreed to purchase a combined total of $67.6 from these two suppliers over the next three years. In 2006, 2007 and 2008 we expect to purchase $16.0 million, $27.1 million and $24.5 million respectively under these agreements.
We entered into two supply agreements, in January 2005 and June 2005, with a steel supplier for the purchase of regular and normalized steel plate. The agreements each have terms of five years and may be terminated by either party at any time after two years, upon twelve months prior notice. Each agreement requires us to purchase the lesser of a fixed volume or 75% of our requirements for the steel covered by that agreement at prices that fluctuate with the market. We have no commitment under these arrangements to buy a minimum amount of steel, other than the minimum percentages, if our overall steel purchases decline.
We have entered into supply agreements with an affiliate of Amsted Industries, Inc., an affiliate of one of our Ohio Castings joint venture partners, to purchase up to 25% and 33% of the car sets, consisting of sideframes and bolsters, produced at each of two foundries, respectively, being operated by subsidiaries of Ohio Castings. Our purchase commitments under these supply agreements are dependent upon the number of car sets manufactured by these foundries, which are jointly controlled by us and the other two members of Ohio Castings.
CRITICAL ACCOUNTING POLICIES
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this annual report. Some of these policies involve a high degree of judgment in their application. The critical accounting policies, in management’s judgment, are those described below. If different assumptions or conditions prevail, or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.
Revenue recognition
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and shipment, which is when title and risk for any damage or loss with respect to the railcars passes to the customer. In some cases, painting and lining work may be outsourced to an independent contractor and, as a result, the sale will not be recorded until the railcars are shipped from the independent contractor’s facilities to our customer. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with our contractual terms. Revenue for railcar maintenance services are recognized upon completion and shipment of railcars from our plants. Revenue for fleet management services are recognized as performed.
We record amounts billed to customers for shipping and handling as part of sales in accordance with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, and we record related costs in our cost of sales.
Accounts receivable
We carry our accounts receivable at cost, less an allowance for doubtful accounts. On a quarterly basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are placed for collection on a limited basis once all other methods of collection have been exhausted. Once it has been determined that the customer is no longer in business and/or refuses to pay, the accounts are written off. Our bad debt experience has been minimal. Write-offs could be materially different than reserves if economic conditions change or actual results deviate from historical trends.
Product warranties
We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when manufacturing revenue is recognized. Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of up to five years. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We assess quarterly the adequacy of our warranty liability based on changes in these factors. We have generally experienced low warranty claims. Our warranty claims were $0.5 million in 2003 and $0.1 million in 2004. Actual results differing from estimates could have a material effect on results from operations in the event that unforeseen warranty issues were to occur.
Inventory
Inventories are stated at the lower of average cost or market, and include the cost of materials, direct labor and manufacturing overhead. We evaluate our ability to realize the value of our inventory based on a combination of factors including historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Any significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.
Long-lived assets
We evaluate long-lived assets, including property, plant and equipment, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The criteria for determining impairment or such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimated fair value of the assets is measured by estimating the present value of the future discounted cash flows to be generated. We incurred impairment losses in the years ended December 31, 2002 and 2003, and reduced the carrying value of buildings and improvements and equipment by $0.2 million and $0.8 million, respectively, at one of our railcar maintenance facilities. Any future determination requiring write-off of a significant portion of long-lived assets recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

Income taxes
For financial reporting purposes, income tax expense is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position on a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different than that taken by us, differences in a tax expense or between current and deferred tax items may arise in future periods. Any such differences which could have a material impact on our financial statements would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable.
Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. Management’s estimates of the realization of deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain. No valuation allowance is currently recorded, as we expect to realize our deferred tax assets.
Accounting for expenses paid by affiliate
In October 1994, we acquired railcar components manufacturing, railcar maintenance and certain other assets from ACF, a company beneficially owned and controlled by Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors. In connection with that transaction, ACF retained, and agreed to indemnify and hold us harmless for, certain liabilities and obligations relating to the conduct of business and ownership of the assets prior to the transfer, including liabilities relating to employee benefit plans subject to certain exceptions of the transferred employees, workers’ compensation, environmental contamination and third-party litigation. In December 2005 we entered into a retirement benefit plan separation agreement, releasing us and ACF from our respective employee benefit reimbursement obligations under the 1994 ACF asset transfer agreement. At December 31, 2005, the total liability retained by ACF under the 1994 ACF asset transfer agreement was $0.3 million, which primarily is related to environmental liabilities. Although ACF is responsible for any costs associated with the retained liabilities, we have continued to reflect the costs associated with those retained liabilities in our financial statements as an expense in order to reflect the full cost of doing business, and the payment by ACF of these expenses is reflected as additional paid-in capital, as required by Staff Accounting Bulletin Topic 5T.
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable, amounts due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is calculated by discounting cash flows through maturity using our current rate of borrowing for similar liabilities. The fair value of the note receivable from ACF, which was carried at face amount plus accrued interest, could not reasonably be estimated due to the lack of market for similar instruments. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Contingencies and litigation
We periodically record the estimated impacts of various uncertain outcomes. These events are called contingencies and our accounting for these events is prescribed by SFAS No. 5, Accounting for Contingencies. SFAS No. 5 defines a contingency as “an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.” Contingent losses must be accrued if:
•	available information indicates it is probable that the loss has been or will be incurred, given the likelihood of the uncertain future events; and

•	the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on the part of management. Legal proceedings have elements of uncertainty, and in order to determine the amount of any reserves required, we assess the likelihood of any adverse judgments or outcomes to pending and threatened legal matters, as well as potential ranges of probable losses.
We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and our own negligent acts, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law. We are involved in investigation and remediation activities at properties that we now own or lease to address historical contamination and potential contamination by third parties. We are also involved with state agencies in the cleanup of two sites under these laws. These investigations are at a preliminary stage, and it is impossible to estimate, with any certainty, the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to us in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to us, we would be responsible for the cost of such remediation. We have been advised that, ACF estimates that it will spend approximately $0.2 million on environmental investigation in each of 2006 and 2007, relating to contamination that existed at properties prior to their transfer to us and for which ACF has retained liability and agreed to indemnify us. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.
Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our financial conditions and operations. In addition, ACF has in the past conducted investigation and remediation activities at properties that we now own to address historic contamination. Although we believe that ACF has satisfactorily addressed all known material contamination, there can be no assurance that ACF has addressed all historical contamination. The discovery of historical contamination or the release of hazardous substances into the environment at our current or formerly owned or operated facilities could require ACF or us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business.
In connection with Trans World Airlines, Inc.’s (TWA) 1992 bankruptcy proceedings under Chapter 11 of the Bankruptcy Code, the Pension Benefit Guarantee Corporation (PBGC) asserted that ACF as well as the other entities in which Mr. Icahn had a controlling interest were obligated along with TWA to satisfy any underfunding of TWA ‘ s defined benefit plan. Subsequently, and in response to a petition of another member of the Icahn controlled group, the PBGC terminated the TWA pension plan and obligated one of our affiliates, Highcrest Investors Corp (Highcrest) to make eight annual payments of $30 million each commencing on July 1, 2002 and totaling $240 million (termination payments). As of December 31, 2005, Highcrest had made termination payments totaling $157 million and still owed $83 million on this obligation. The obligation to make termination payments is non-recourse except to the common stock of ACF Holding (another member of the controlled group). In connection with our initial public offering, we notified the PBGC that we are no longer part of the Icahn controlled group. We believe that this obligation will have no adverse effect on our future liquidity, results of operations, or financial position.
We have been named a party to a suit in which the plaintiff alleges we were responsible for the malfunction of a valve which we manufactured, and that was negligently remanufactured in 2004 by a third party. We believe we have no responsibility for this malfunction and have meritorious defenses against any liability. It is not possible to estimate the expected settlement, if any, at this time as the case is in its early stages.
We have been named the defendant in a law suit in which the plaintiff, OCI Chemical Company, claims we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. The lawsuit was filed on September 19, 2005 in the United States District Court, Eastern District of Missouri. The plaintiff seeks unspecified damages in excess of $75,000. The plaintiffs allege that the failures in certain components caused the contents transported by these railcars to spill out of the railcars causing property damage, clean-up costs, monitoring costs, testing costs and other costs and damages. We believe that we are not responsible for the damage and have meritorious defenses against liability.
OFF BALANCE SHEET ARRANGEMENTS
There were no off balance sheet arrangements in 2005.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) 151, Inventory Costs-An Amendment of ARB No. 43, Chapter 4, which requires the recognition of costs of idle facilities, excessive spoilage, double freight, and rehandling costs as a component of current-period expenses. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Since we produce railcars based upon specific customer orders, management does not expect the provisions of FAS 151 to have a material impact on our financial statements.
In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payment (FAS 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees.
In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, to provide additional guidance to public companies in applying the provisions of Statement 123(R). During 2005, the FASB issued three FASB Staff Positions (FSP): FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” and FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company will adopt the provisions of SAB 107 in conjunction with its adoption of FAS 123(R) and also consider the guidance provided in the FSPs as it considers the effect that FAS 123(R) will have on its results of operations, financial position and cash flows.
The Company adopted FAS 123(R) in January 2006, concurrent with the pricing of our initial public offering. We issued options to purchase 484,876 shares of common stock under our 2005 equity incentive plan upon the pricing of our initial public offering. The options have been granted at an exercise price equal to $21.00 per share. The options have a term of five years and vest in equal annual installments over a three-year period. We estimate that our stock option expense for these options will total approximately $3.5 million over the next three years assuming a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; 5-year term; interest rate of 4.35%; and dividend yield of 1%.
In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 as an interpretation of FAS 143, Accounting for Asset Retirement Obligations (FAS 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB 143 and refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company adopted FIN 47 at December 31, 2005. There was no change to operating results as a result of this adoption.
On June 1, 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FAS 3 (FAS 154). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted FAS 154 on January 1, 2006. There was no change to operating results as a result of this adoption.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to interest rate risk on the borrowings under our amended and restated revolving credit facility. However, we do not plan to enter into swaps or other hedging arrangements to manage this risk because we do not believe the risk is significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represent approximately 80-85% of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been greatly reduced by the variable pricing contracts we now have in place. We have negotiated all of our current railcar manufacturing contracts with our customers to adjust the purchase prices of our railcars to reflect increases or decreases in the cost of certain raw materials and components and, as a result, we are able to pass on to our customers substantially all of the increased raw material and component costs with respect to the railcars that we will produce and deliver after 2005. We believe that we currently have excellent supplier relationships and do not anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production were to increase beyond current levels, or other economic changes occur that affect the availability of our raw materials.
We are not exposed to any significant foreign currency exchange risks.

Item 8: Financial Statements and Supplementary Data
American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Railcar Industries, Inc.
We have audited the accompanying consolidated balance sheet of the manufacturing and railcar services operations of American Railcar Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the manufacturing and railcar services operations of American Railcar Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Chicago, Illinois
March 10, 2006, except note 19,
as to which the date is March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
American Railcar Industries, Inc.
We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows of American Railcar Industries, Inc. for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of American Railcar Industries, Inc.’s operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
KPMG LLP
April 23, 2004

CONSOLIDATED BALANCE SHEETS
(In thousands)

	Year Ended
	December 31,
	2004	2005

Assets
Current Assets
Cash and cash equivalents	$6,943	$28,692
Accounts receivable, net	25,183	38,273
Inventories, net	73,925	88,001
Amounts due from affiliates — current	—	5,110
Prepaid expenses	244	2,523
Deferred tax asset	2,065	1,967

Total current assets	108,360	164,566
Property, plant and equipment
Buildings	66,350	84,255
Machinery and equipment	58,816	68,187

	125,166	152,442
Less accumulated depreciation	58,878	65,398

	66,288	87,044
Construction in process	8,686	3,759
Land	1,977	2,182

Net property, plant and equipment	76,951	92,985

Notes receivable from affiliates	165,000	—
Deferred tax asset	663	—
Debt issuance costs and other assets	615	591
Deferred offering costs	—	4,860
Investment in joint venture	5,251	5,578

Total assets	$356,840	$268,580

CONSOLIDATED BALANCE SHEETS — Continued
(In thousands, except for share and per share amounts)

	Year Ended
	December 31,
	2004	2005

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,334	$33,294
Accounts payable	22,800	55,793
Accrued expenses and taxes	4,415	7,675
Accrued compensation	5,654	7,243
Accrued dividends	3,455	11,336
Note payable to affiliate — current	19,000	19,000
Other amounts due to affiliates — current	5,137	4,457

Total current liabilities	61,795	138,798

Long — term debt, net of current portion	8,517	7,076
Note payable to affiliate – noncurrent	130,000	—
Other amounts due to affiliates – noncurrent	17,109	—
Deffered tax liability	—	5,364
Pension and post-retirement liabilities	1,602	10,522
Other liabilities	2,793	59
Mandatory redeemable preferred stock, stated value $1,000, 99,000 shares authorized, 1 share issued and outstanding at December 31, 2004 and 2005, respectively	1	1

Total Liabilities	221,817	161,820

Commitments and contingencies	—	—
Shareholders’ equity:
New Preferred Stock, $.01 par value per share, stated value $1,000 per share, 500,000 shares authorized, 111,685 and 82,055 shares issued and outstanding at December 31, 2004 and 2005, respectively	111,685	82,055
Common stock, $.01 par value, 50,000,000 shares authorized, 11,147,059 shares issued and outstanding at December 31, 2004 and 2005	111	111
Additional paid-in capital	41,249	41,667
Accumulated deficit	(16,959)	(15,442)
Accumulated other comprehensive loss	(1,063)	(1,631)

Total shareholders’ equity	135,023	106,760

Total Liabilities and shareholders’ equity	$356,840	$268,580

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2004	2005

Revenues:
Manufacturing operations (including revenues from affiliates of $62,882, $64,372 and $47,195 in 2003, 2004 and 2005, respectively)	$188,119	$316,432	$564,513
Railcar services (including revenues from affiliates of $11,012, $19,429 and $20,645 in 2003, 2004 and 2005, respectively)	29,875	38,624	43,647

Total revenues	217,994	355,056	608,160
Cost of goods sold:
Manufacturing operations (including costs related to affiliates of $54,394, $59,052 and $44,077 in 2003, 2004 and 2005, respectively)	174,629	306,283	518,063
Railcar services (including costs relates to affiliates of $10,136, $15,539 and $16,200 in 2003, 2004 and 2005, respectively)	29,762	34,473	38,041

Total cost of goods sold	204,391	340,756	556,104
Gross profit	13,603	14,300	52,056
Pension settlement expense	—	—	8,878
Selling, administrative and other	10,340	10,334	16,476

Earnings from operations	3,263	3,966	26,702
Interest income (including interest income from affiliates of $2,998, $3,885 and $1,008 in 2003, 2004 and 2005, respectively)	3,161	4,422	1,658
Interest expense including interest expense to affiliates of $0, $1,524 and $2,063 in 2003, 2004 and 2005, respectively	3,616	3,667	4,846
(Loss) earnings from joint venture	(604)	(609)	610

Earnings before income tax expense	2,204	4,112	24,124
Income tax expense	1,139	2,191	9,356

Net earnings	$1,065	$1,921	$14,768

Less preferred dividends	(9,690)	(13,241)	(13,251)

Earnings (loss) available to common shareholders	(8,625)	(11,320)	1,517
Weighted average common shares outstanding — basic and diluted	9,328	10,140	11,147

Net earnings (loss) per common share — basic and diluted	$(0.92)	$(1.12)	$0.14

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2004	2005

Operating activities:
Net earnings	$1,065	$1,921	$14,768
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	6,408	6,247	6,807
Change in joint venture investment as a result of loss (earnings)	604	609	(610)
Expense relating to pre-recapitalization liabilities	583	1,431	1,061
Curtailment gain	—	(59)	—
Provision for deferred income taxes	963	1,740	5,606
Provision for losses on accounts receivable	254	209	323
Long-lived asset impairment and other charges	801	—	—
Loss on the disposition of property, plant and equipment	73	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,509)	(11,983)	(13,413)
Inventories	(11,835)	(28,718)	(14,076)
Prepaid expenses	88	(365)	(2,256)
Accounts payable	3,999	12,048	32,993
Accrued pension expense	—	—	8,335
Accrued expenses and taxes	1,183	1,966	4,871
Other	(1,316)	(2,128)	(2,838)

Net cash (used in) provided by operating activities	(1,639)	(17,082)	41,571

Investing activities:
Purchases of property, plant and equipment	(2,301)	(11,441)	(22,841)
Proceeds from note and interest receivable from affiliates	50	404	261

Net cash used in investing activities	(2,251)	(11,037)	(22,580)

Financing activities:
Issuance of common stock	—	42,500	—
Issuance of preferred stock	10,000	67,500	—
Effect of ARL spin off	—	(25,000)	—
Advance to affiliate under notes receivable	—	(165,000)	—
Proceeds from (repayment on) issuance of notes payable from affiliates	—	137,000	—
Decrease (increase) in amount due from affiliate	8,634	—	(5,110)
Increase (decrease) in amount due to affiliate	4,028	18,219	(17,790)
Proceeds from debt issuance	—	—	31,852
Deferred offering costs	—	—	(4,860)
Repayment of debt	(18,890)	(40,222)	(1,334)

Net cash provided by financing activities	3,772	34,997	2,758

(Decrease) increase in cash and cash equivalents	(118)	6,878	21,749
Cash and cash equivalents at beginning of year	183	65	6,943

Cash and cash equivalents at end of year	$65	$6,943	$28,692

See notes to the consolidated financial statements

STATEMENT OF STOCKHOLDERS’ EQUITY & COMPREHENSIVE INCOME (LOSS)
(In thousands)

		Retained						Accumulated
		earnings		New			Additional	other	Total
	Comprehensive	(accumulated	New Preferred	preferred	Common	Common	paid-in	comprehensive	shareholders’
	income (loss)	deficit)	Stock-Shares	stock	Stock-Shares	stock	capital	loss	equity

January 1, 2003		8,610	—	$—	9,328	$93	$10,901	$(687)	$18,917
Net earnings	$1,065	1,065							1,065
Currency translation adjustment	11							11	11
Minimum pension liability adjustment, net of tax effect of $128	(208)							(208)	(208)

Comprehensive income	$868

Excess of purchase price over book value related to transfer of Castings from ACF		(4,874)							(4,874)
Dividends on mandatorily redeemable payment-in-kind preferred stock		(9,690)							(9,690)
Capital contributions for expenses relating to precapitalization liabilities retained by ACF							583		583

Balance December 31, 2003		(4,889)	—	—	9,328	93	11,484	(884)	5,804
Net earnings	$1,921	1,921							1,921
Currency translation adjustment	14							14	14
Minimum pension liability adjustment, net of tax effect of $109	(193)							(193)	(193)

Comprehensive income	$1,742

Dividends on preferred stock		(13,241)							(13,241)
Transfer mandatorily redeemable PIK preferred to New Preferred Stock			95,517	95,517					95,517
Conversion of PIK Preferred Dividends			654	654	1,819	18	(18)		654
Capital contributions			102,000	102,000			42,500		144,500
Net adjustments relating to spin off of ARL (Note 1)			(86,486)	(86,486)			(14,148)		(100,634)
Deemed distribution related to decrease in Castings book value		(750)							(750)
Capital contributions for expenses relating to precapitalization liabilities retained by ACF							1,431		1,431

Balance December 31, 2004		$(16,959)	111,685	$111,685	11,147	$111	$41,249	$(1,063)	$135,023

Net earnings	$14,768	14,768							14,768
Currency translation adjustment	16							16	16
Minimum pension liability adjustment, net of tax effect $362	(584)							(584)	(584)

Comprehensive income	$14,200								—

Dividends on preferred stock		(13,251)							(13,251)
Net adjustments relating to spin off of ARL (Note 1)			(29,630)	(29,630)			(2,023)		(31,653)
Capital contributions for expenses relating to precapitalization liabilities retained by ACF and other related adjustments							2,441		2,441

Balance December 31, 2005		$(15,442)	82,055	$82,055	11,147	$111	$41,667	$(1,631)	$106,760

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2003, 2004 and 2005
Note 1—Description of the Business
The accompanying consolidated financial statements include the manufacturing and railcar services operations of American Railcar Industries, Inc. and its wholly owned subsidiaries (collectively the Company or ARI). As further described below, the Company purchased Castings, LLC (or Castings) on January 1, 2005. In accordance with accounting principles generally accepted in the United States of America, assets and liabilities from an affiliate company transferred between entities under common control are accounted for at historical cost in a manner similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are presented as if the transfer occurred at the beginning of the year. The consolidated income statement and statement of cash flows also include the activity of Castings for all periods after its formation in June 2003 as if it were owned for these periods. All significant intercompany balances and transactions have been eliminated.
ARI manufactures railcars, custom designed railcar parts for industrial companies, railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing, LLC (ARL). In addition, ARI provides fleet management and maintenance services for railcars owned by selected customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia Ontario Canada. Canadian revenues were 0.5%, 0.5% and 0.4% of total company revenues for 2003, 2004 and 2005, respectively. Canadian assets were 0.5%, 0.3% and 0.4% of total company assets for 2003, 2004 and 2005, respectively.
ARI was recapitalized on October 1, 1994 when ACF Industries LLC (ACF), the former holder of ARI’s common stock, transferred to ARI the old common stock of ARI along with the assets and liabilities of ACF’s railcar maintenance and railcar parts manufacturing businesses. In exchange, ACF received 57,306 shares of ARI’s newly issued mandatorily redeemable preferred stock. New shares of ARI’s common stock were issued to Carl C. Icahn, Chairman of the Board of ACF, in exchange for cash of $6.4 million. In October 1998, ARI redeemed 57,305 shares of the preferred stock and the remaining share of preferred stock was transferred to Mr. Icahn.
In 2003, ACF Industries Holding Corp. (ACF Holding), an affiliate of ARI, formed a wholly-owned subsidiary, Castings. Castings has a one-third ownership interest in Ohio Castings Company, LLC (Ohio Castings), a limited liability company formed to run two foundries which cast railcar sideframes and bolsters for use or sale by the ownership group. Starting in the third quarter of 2003, ARI has purchased bolsters and sideframes produced by Ohio Castings. In June 2005, ARI purchased Castings from ACF Holding. The transaction was consummated on January 1, 2005. The cost of the acquisition was $12.0 million represented by a demand note that the Company expects to pay in 2006. However, as Castings was owned by an entity with ownership common to ARI, the investment in subsidiary is recorded at the date of Castings inception, June, 2003 at book value. The purchase price is recorded at full value as a payable to the affiliate and the excess of fair value over cost, totaling $5.6 million, is presented as a distribution from equity. Interest is accrued on the note payable to the affiliate as of January 1, 2005, as that is the date the purchase was effective.
On July 20, 2004, ARI formed ARL, a wholly owned subsidiary. ARL’s primary business is the leasing of railcars. The subsidiary was capitalized through the issuance of common and preferred stock. ARI’s investment in ARL was $116.7 million and $151.7 million at December 31, 2004 and June 30, 2005, respectively. Preferred stock of ARL was issued to affiliated companies in exchange for contributions of cash or railcars totaling $102.7 million. In January 2005, ARI obtained an additional $35 million of ARL common stock resulting in a carrying value of $151.7 million.
On June 30, 2005, in anticipation of its public offering, ARI sold its common interest in ARL for $125.0 million to affiliated companies in return for the preferred stock investment, valued at $116.1 million, plus accrued dividends of $8.9 million that those affiliates held in ARI. At December 31, 2004, ARI’s investment in ARL was $116.7 million. This investment was eliminated as of December 31, 2004 in order to present ARI on a stand alone basis. New preferred stock of $86.5 million plus accrued dividends of $3.5 million were eliminated from ARI’s equity and a charge of $26.7 million was recorded to additional paid in capital to reflect the difference between the final transfer price of $125 million and the ultimate carrying value of ARI’s investment in ARL of $151.7 million. The 2005 financial statements reflect a reduction of New Preferred Stock of $29.6 million plus accrued dividends of $5.4 million to eliminate the additional investment of $35 million made in that period. ARI retained no liabilities or other interests in ARL as a result of this sale. The presentation of ARI’s operations has been prepared on a standalone basis excluding ARL’s operations for all periods. Any differences related to the amounts originally capitalized and the amount paid for ARL in the sale have been recorded through adjustments to shareholders’ equity, including certain tax benefits that ARI received as a result of utilizing ARL’s previously incurred tax losses. ARI recorded a deferred tax asset of $12.5 million and $2.0 million in 2004 and 2005, respectively, for those net operating loss carry forwards, as ARI has the legal right to utilize them for tax purposes.
The following table discloses the preferred stock transactions and the effect on additional paid-in-capital reflecting the elimination of ARI’s investment in ARL for the years ended December 31, 2004 and 2005.

	New preferred	Additional paid in
	stock	capital
	(in thousands)
January 1, 2004	$—	$11,484
New preferred stock issued in exchange for mandatorily redeemable preferred stock	95,517	—
Capital contribution	102,654	42,482
Exchange of common interest in ARL for new preferred stock	(86,486)	(26,670)
ARL deferred tax assets	—	12,522
Other	—	1,431

December 31, 2004	$111,685	$41,249

Exchange of common interest in ARL for new preferred stock	$(29,630)	—
Tax benefit of ARL NOL	—	(2,023)
Other	—	2,441

December 31, 2005	$82,055	$41,667

Note 2—Summary of Significant Accounting Policies
Significant accounting policies are described below.
Revenue recognition
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and shipment, which is when title and risk for any damage or loss with respect to the railcars passes to the customer. In some cases, paint and lining work may be outsourced and, as a result, the sale will not be recorded until the railcars are shipped from the independent contractor and accepted by the customer. Revenues from railcar and industrial parts and components are recorded at the time of product shipment, in accordance with our contractual terms. Revenue for railcar maintenance services are recognized upon completion and shipment of railcars from our plants. The Company does not bundle railcar service contracts with new railcar sales. Revenue for fleet management services are recognized as performed.
The Company records amounts billed to customers for shipping and handling as part of sales in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, and records related costs in cost of sales.

Debt issuance costs
Debt issuance costs were incurred in connection with ARI’s issuance of long-term debt as described in Note 6, and are amortized over the term of the related debt, utilizing the effective interest method.
Inventories
Inventories are stated at the lower of average cost or market on a first-in, first-out basis, and include the cost of materials, direct labor and manufacturing overhead.
Accounts receivable
The Company carries its accounts receivable at cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its account receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are placed for collection on a limited basis once all other methods of collection have been exhausted. Once it has been determined that the customer is no longer in business and/or refuses to pay, the accounts are written off.
Property, plant and equipment
Land, buildings, machinery and equipment are carried at cost, including interest on funds borrowed to finance construction. Maintenance and repair costs are charged directly to earnings. Tooling is generally capitalized and amortized over a period of two to five years.
Buildings are depreciated over estimated useful lives that range from 14 to 50 years. The estimated useful lives of other depreciable assets, including machinery and equipment, vary from 3 to 25 years. Depreciation is calculated on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes.
Pension plans and other postretirement benefits
Certain ARI employees participate in noncontributory, defined benefit pension plans and a supplemental executive retirement plan. Benefits for the salaried employees are based on salary and years of service, while those for hourly employees are based on negotiated rates and years of service.
ARI also sponsors defined contribution retirement plans, health care and life insurance plans covering certain employees. Benefit costs are accrued during the years employees render service.
Income taxes
ARI accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of ARI’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled.
Ohio Castings joint venture
The Company uses the equity method to account for its investment in Ohio Castings, owned by its subsidiary, Castings. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue instead of when they are realized. Advances and distributions are charged and credited directly to the investment account. Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and to the Company and the other joint venture partner in Ohio Castings at cost plus a licensing fee.
The Company has determined that, although the joint venture is a variable interest entity (VIE), the Company is not the primary beneficiary and the joint venture should not be consolidated in the Company’s financial statements. The risk of loss to Castings and the Company is limited to its investment in the VIE and its one third share of its guarantee of Ohio Castings debt which was approximately $3.3 million and $5.1 million at December 31, 2004 and 2005, respectively. The fair market value of the guarantee was approximately $0.1 million at December 31, 2004 and 2005.
The cost of railcar manufacturing for the years ended December 31, 2003, 2004 and 2005 included $3.0 million, $19.9 million and $30.9 million, respectively, in products produced by Ohio Castings.
The carrying amount of the investment in Ohio Castings by Castings was $5.3 million and $5.6 million at December 31, 2004 and 2005, respectively.
Summary combined financial information for Ohio Castings, the investee company, as of and for the years ended December 31, 2004 and 2005, respectively, are as follows:

	Years Ended December 31,
	2004	2005
	(in thousands)
Financial position
Current assets	$19,111	$18,302
Property, plant, and equipment, net	14,407	15,380

Total assets	33,518	33,682

Current liabilities	19,674	14,529
Long-term debt	8,184	11,663

Total liabilities	27,858	26,192

Member’s equity	$5,660	$7,490

Results of operations
Sales	$76,789	$119,008

Operating (loss) earnings	(1,770)	1,562

Net (loss) earnings	$(1,827)	$1,830

Impairment of long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long- lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimated fair value of the assets is measured by estimating the present value of the future discounted cash flows to be generated. An impairment loss in the year ended December 31, 2003 is discussed in Note 5. No impairment losses have been recorded for the years ended December 31, 2004 and 2005.
Statement of cash flows
ARI considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Until October 2004, ACF received the majority of ARI’s cash receipts and disbursed ARI’s cash on behalf of ARI, and maintained an intercompany receivable/payable which bore interest at ACF’s internal cost of funds in accordance with an administration agreement between ARI and ACF, which is described in Note 10. Since October 2004, ARI has maintained its own cash balances.

Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable, due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is discussed in Note 6. The fair value of the note receivable from ACF, which is carried at face amount plus accrued interest, could not reasonably be estimated due to the lack of market for similar instruments. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Foreign currency translation
Balance sheet amounts from our Canadian operation are translated at the exchange rates in effect at year-end, and operations statement amounts are translated at the average rates of exchange prevailing during the year. Currency translation adjustments are included in Shareholders’ Equity.
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustment and the Company’s minimum pension liability adjustments, which is shown net of tax.
Retained earnings
As ARI and ACF are entities under common control, accounting principles generally accepted in the United States of America require that ARI’s initial carrying value of assets transferred to it from ACF and the purchase of Castings be equal to ACF’s historical net book value at the time of transfer. The excess of the fair value paid over the net book value of assets and liabilities transferred to ARI is reflected as a distribution of retained earnings and has the effect of reducing shareholders’ equity by $24.8 million as of December 31, 2004 and 2005. Of that amount, $19.2 million was recorded at the formation of ARI, and $5.6 million was recorded in 2003 from the acquisition of Castings. In 2004, the Company recorded a $0.75 million return of capital from Castings.
Earnings per share
Basic earnings (loss) per share are calculated as net earnings (loss) attributable to common shareholders divided by the weighted-average number of common shares outstanding during the respective period. Diluted earnings (loss) per share are calculated by dividing net earnings (loss) attributable to common shareholders by the weighted-average number of shares outstanding plus dilutive potential common shares outstanding during the year.
Use of estimates
Management of ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include deferred taxes, workers compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, valuation of property, plant and equipment, and the reserve for warranty claims. Actual results could differ from those estimates.
Recent accounting pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) 151, Inventory Costs-An Amendment of ARB No. 43, Chapter 4, which requires the recognition of costs of idle facilities, excessive spoilage, double freight, and rehandling costs as a component of current-period expenses. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after

June 15, 2005. Since we produce railcars based upon specific customer orders, management does not expect the provisions of FAS 151 to have a material impact on our financial statements.
In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payment (FAS 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees.
In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, to provide additional guidance to public companies in applying the provisions of Statement 123(R). During 2005, the FASB issued three FASB Staff Positions (FSP): FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” and FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company will adopt the provisions of SAB 107 in conjunction with its adoption of FAS 123(R) and also consider the guidance provided in the FSPs as it considers the effect that FAS 123(R) will have on its results of operations, financial position and cash flows.
The Company adopted FAS 123(R) in January 2006, concurrent with the pricing of our initial public offering. We issued options to purchase 484,876 shares of common stock under our 2005 equity incentive plan upon the pricing of our initial public offering. The options have been granted at an exercise price equal to $21.00 per share. The options have a term of five years and vest in equal annual installments over a three-year period. We estimate that our stock option expense for these options will total approximately $3.5 million over the next three years assuming a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; 5-year term; interest rate of 4.35%; and dividend yield of 1%.
In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 as an interpretation of FAS 143, Accounting for Asset Retirement Obligations (FASB 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB 143 and refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company adopted FIN 47 at December 31, 2005. There was no change to operating results as a result of this adoption.
On June 1, 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FAS 3 (FAS 154). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company adopted FAS 154 on January 1, 2006. There was no change to operating results as a result of this adoption.
Note 3—Accounts Receivable, Net
The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2003	2004	2005
	(in thousands)
Beginning Balance	$522	$572	$510
Provision	254	209	323
Write-offs	(279)	(271)	(23)
Recoveries	75	—	39

Ending Balance	$572	$510	$849

Note 4—Inventories, Net
Inventories consist of the following:

	Years Ended December 31,
	2004	2005
	(in thousands)
Raw materials	$39,655	$49,246
Work-in-process	25,515	26,301
Finished products	11,434	14,772

Total inventories	76,604	90,319
Less reserves	2,679	2,318

Total inventories, net	$73,925	$88,001

Inventory reserves consist of the following:

	Years Ended December 31,
	2003	2004	2005
	(in thousands)
Beginning Balance	$1,670	$2,310	$2,679
Provision	762	559	273
Write-offs	(122)	(190)	(634)

Ending Balance	$2,310	$2,679	$2,318

Note 5—Long-Lived Asset Impairment and Other Charges
The Company reduced the carrying value of building improvements and equipment for one of its repair plants by $0.8 million in 2003, which is reflected in the consolidated statement of operations in the costs of railcar services. The scope of work performed at this facility was reduced due the economic slow-down. As a result, an impairment charge was recorded for equipment that was no longer in use. The facility was idled in 2003.
Note 6—Long-Term Debt
Long-term debt at December 31, 2004 and 2005 consists of:

	Years Ended December 31,
	2004	2005
	(in thousands)
Revolving line of credit	$—	$31,852
Industrial revenue bonds secured by certain buildings and manufacturing equipment and guaranteed by ACF and ACF Holding, with effective interest rates ranging from 6.75% to 8.5%, principal amounts due through the year 2011	9,600	8,340
Other	251	178

Total debt	9,851	40,370
Less current portion of debt	1,334	33,294

Total long-term debt, net of current portion	$8,517	$7,076

Aggregate maturities of long-term debt over the next five years, as of December 31, 2005, are as follows (in thousands):

2006	$33,294
2007	1,573
2008	1,613
2009	1,740
2010	1,880
2011	270
The company repaid industrial revenue bonds of $1.2 million, $1.2 million and $1.3 million in 2003, 2004 and 2005, respectively.
On March 10, 2005, ARI entered into a $50.0 million revolving credit facility secured by receivables and inventory. The note bears interest at various rates based on LIBOR or prime. As of December 31, 2005, the interest rate on the borrowings under the revolving credit facility was 7.0% and was based on the U.S. prime rate at that time. The term of the credit facility is one year. Debt covenants require ARI to maintain certain debt-to-earnings and coverage ratios with which ARI was in compliance at December 31, 2005. In addition, the revolving credit facility provides that the payment of dividends triggers a demand right in favor of ARI’s lenders unless ARI meets certain financial covenants and provides advance notice of the dividend to its lenders. The Company did not pay any dividends during the year ended December 31, 2005.
The fair value of long-term debt was approximately $9.9 million and $40.4 million at December 31, 2004 and 2005, respectively, as calculated by discounting cash flows through maturity using ARI’s current rate of borrowing for similar liabilities.
Note 7—Income Taxes
Income tax expense consists of:

	Years Ended December 31,
	2003	2004	2005
	(in thousands)
Current:
Federal	$172	$332	$3,119
State and local	27	48	495
Foreign	(23)	71	136

Total current	176	451	3,750
Deferred
Federal	833	1,504	4,841
State and local	136	237	769
Foreign	(6)	(1)	(4)

Total deferred	963	1,740	5,606

Total income tax expense	$1,139	$2,191	$9,356

Income tax expense attributable to earnings from operations differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to earnings from operations by the following amounts:

	Years Ended December 31,
	2003	2004	2005
	(in thousands)
Computed income tax expense	$771	$1,439	$8,443
State and local taxes, net of federal tax expense	106	185	822
Non-deductible expenses	267	566	79
Other, net	(5)	1	12

Total income tax expense	$1,139	$2,191	$9,356

	Years Ended December 31,
	2003	2004	2005
Computed income tax expense	35%	35%	35%
State and local taxes, net of federal tax expense	4.8	4.5	3.4
Non-deductible expenses	12.1	13.8	0.3
Other, net	(0.2)	—	0.1

Effective income tax rate	51.7%	53.3%	38.8%

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	Years Ended December 31,
	2004	2005
	(in thousands)
Current deferred taxes
Deferred tax assets
Provisions not currently deductible	$2,065	$1,967

Non-current deferred taxes
Provisions not currently deductible	627	538
Net operating loss carryforwards	10,144	—
Pensions and post retirement	1,440	3,708

Total non-current deferred tax assets	12,211	4,246

Total deferred tax assets	14,276	6,213

Deferred tax liabilities
Property, plant and equipment	11,548	9,610

Total non-current deferred tax (liability) asset-net	663	(5,364)

Total deferred tax (liability) asset	$2,728	$(3,397)

The net deferred tax asset (liability) is classified in the balance sheet as follows:

	Years Ended December 31,
	2004	2005
	(in thousands)
Deferred tax current asset	$2,065	$1,967
Deferred tax long-term asset (liability)	663	(5,364)

Net deferred tax asset (liability)	$2,728	$(3,397)

In the consolidated balance sheets, these deferred tax assets and liabilities are classified as either current or non-current based on the classification of the related liability or asset for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred taxes related to carryforwards, is classified according to the expected reversal date of the temporary differences as of the end of the year. There was a valuation allowance against deferred tax assets related to Castings book tax basis differences of approximately $1.8 million as of January 1, 2005. The valuation allowance was not required after the spin off of ARL on June 30, 2005 (Note 1). The deferred tax assets of $1.8 million related to the Castings acquisition will be recognized as they are realized. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowances have been recorded at December 31, 2005 as management believes that it is more likely than not that all deferred tax assets will be fully realized based on the expectation of taxable income in future years. At December 31, 2004, the Company had net operating loss carryforwards of $26.0 million. There were no net operating carryforwards at December 31, 2005.
Note 8—Warranties
The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty, which is typically a range from one year for parts and services to five years on new railcars, when manufacturing revenue is recognized. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company assesses the adequacy of its warranty liability based on changes in these factors.
Changes in the Company’s warranty reserves, which is reflected on the balance sheet in accrued expenses, are as follows:

	Years Ended December 31,
	2003	2004	2005
	(in thousands)
Liability, beginning of year	$1,048	$1,436	$1,630
Provision	893	336	191
Claims	(505)	(142)	(584)

Liability, end of year	$1,436	$1,630	$1,237

Note 9—Stock Options
In 1994, the Company entered into an agreement with Mr. Unger, currently its chief executive officer, which provided that Mr. Unger shall be granted an option to purchase 2.0% of the outstanding common shares of ARI at a price equal to 2.0% of the common equity contribution at the formation of ARI. The agreement provided that this option shall be exercisable at the time of ARI’s initial public offering, and should ARI be sold to parties other than in a public offering, Mr. Unger shall receive 2.0% of the sales price, net of the preferred interest established at the formation of ARI, and net of the contribution for common stock. The agreement further provided that the above options and or rights shall remain in effect as long as Mr. Unger is employed by ARI. Compensation expense under this arrangement would be recognized when either of the above events occurs.
In November 2005, ARI entered into a new agreement with Mr. Unger. Upon the closing of an initial public offering (IPO) of ARI common stock, this new agreement will supersede the 1994 agreement and the 1994 agreement will terminate. The new agreement provides for the issuance of $6.0 million of common shares to be issued at the IPO price on the IPO date as further described in note 18. These shares will vest 40% upon issuance, with the remaining 60% to vest one year after issuance.
Note 10—Related Party Transactions
As part of the 1994 recapitalization described in Note 1, ACF retained certain liabilities existing as of the recapitalization date, including employee benefits, workers compensation, litigation, environmental and others. If ACF were unable to honor or meet these obligations, ARI would be responsible for such liabilities. In the opinion of management, ACF has the present ability to meet these obligations. This liability totaled approximately $11.1 million at December 31, 2004, consisting primarily of pension and postretirement liabilities. This liability was reduced to $0.3 million as of December 31, 2005 consisting mainly of environmental liabilities, as a result of the pension plan swap discussed below.
Effective December 1, 2005, ARI entered into an agreement with ACF which released ARI from all employee benefit reimbursement obligations under the 1994 Asset Transfer Agreement in exchange for ARI assuming sponsorship and all obligations of the Shipper’s Car Line Pension Plan, including obligations related to ACF participants in the Plan, and a cash payment to ACF of approximately $9.2 million to settle all of its obligations related to ARI employees included in the ACF Retirement Plan. The settlement was based on the actuarial valuation of liabilities at December 1, 2005, and the market value of assets at that time. The Shipper’s Car Line Pension Plan has an unfunded liability of $4.0 million, which has become the obligation of ARI. ACF will continue to be responsible for the ACF Retirement Plan and is responsible for all obligations of that plan including obligations related to ARI employees who are in the Plan. The ACF Retirement Plan was curtailed in April 2004.
The assets, liabilities and unfunded liability of the Shipper’s Car Line Plan based on 2005 actuarial valuations are as follows:

Projected benefit obligation	$12.4 million
Assets at fair value	8.4 million
Underfunded status	4.0 million
The Shipper’s Car Line Plan assets consist mainly of equity and debt securities.

ARI has also assumed sponsorship of a Retiree Medical and Retiree Life Insurance plan for retirees of ARI and for active ARI employees who will receive this benefit in the future. The post retirement liability related to this obligation is estimated to be $3.9 million based on the 2005 APBO valuation. ACF has paid ARI approximately $2.9 million in exchange for assuming the portion of this liability that relates to years prior to 1994. The 2006 projected expense and cash spending estimates related to these benefits were $0.2 million and $0.3 million, respectively.
The total amount of the obligations assumed by ARI is estimated to be $14.2 million. ARI had previously accrued an estimated liability related to this settlement of $3.2 million. In December 2005, ARI recorded an increase in the estimated liability of $10.9 million and a loss on the settlement of the same amount, of which $2.0 million has been recorded in cost of goods sold with the remaining amount being shown on the statement of operations as pension settlement expense. The net cash payment to ACF related to this transaction, and included in the numbers above, was approximately $6.3 million ($9.2 million related to pension, less $2.9 million related to post-retirement, medical and life benefits).
In connection with the 1994 ACF asset transfer, the Company entered into the following administrative and operating agreements with ACF, effective as of October 1, 1994:
Manufacturing services agreement

Under the manufacturing services agreement, ACF agreed to manufacture and distribute, at the Company’s instruction, various products using certain assets that the Company acquired pursuant to the 1994 ACF asset transfer agreement. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. Components supplied to ARI by ACF include tank railcar heads, wheel sets and various structural components. In the years ended December 31, 2003, 2004 and 2005, ARI purchased inventory of $19.0 million, $31.3 million and $76.4 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company or ACF.

Administration Agreement

Under this agreement, ACF agreed to provide the Company with office facilities and administrative services, primarily information technology services. In exchange for the facilities and services, the Company agreed to pay ACF based on agreed upon rates. Management believes that these allocation methods are reasonable for the relevant costs. Total amounts incurred under this agreement totaled $0.8 million, $0.8 million and $0.4 million at December 31, 2003, 2004, and 2005, respectively. The facility lease amounts, included in the amounts incurred, have been included in the total lease expense discussion within this footnote. The agreement was terminated on April 1, 2005.

Until October 2004, ACF received the majority of ARI’s cash receipts and disbursed cash on its behalf. ARI maintained a receivable/payable from affiliates bearing interest at ACF’s internal cost of funds in accordance with this agreement.

At the time of ARI’s formation in 1994, when this Administrative Agreement was entered into, ARI and ACF contemplated that ARI would generally need funds to build its facilities, acquire assets and provide for working capital needs. ACF has provided financing to ARI and ARI has repaid these amounts through an affiliate account based on ARI’s cash flow needs from month to month. ARI has classified its transactions with ACF through its affiliate account as financing activities on the accompanying statements of cash flows. From time to time this account has had a due from balance but ARI does not believe that this changes the basic nature of the financing relationship.

As of December 31, 2004, amounts due to affiliates included $22.2 million in payables to ACF and ARL. Included in amounts due from affiliates at December 31, 2005 were $5.1 million in receivables from ACF, Ohio Castings, and ARL. As of December 31, 2005, amounts due to affiliates included $23.5 million in accounts and notes payable to ACF and its affiliates.

Railcar Servicing Agreement

Under this agreement, the Company agreed to provide ACF with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ACF. ACF agreed to compensate the Company based on agreed upon rates. Revenue recorded under this arrangement totaled $11.0 million and $12.7 million at December 31, 2003 and 2004, respectively and is included under revenue from affiliates on the statement of operations. The Agreement was terminated on April 1, 2005. No amounts were recorded for the year ended December 31, 2005.
Supply Agreement
Under this agreement, we agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement totaled $0.9 million, $0.7 million and $0.1 million at December 31, 2003, 2004, and 2005, respectively and is included under revenue from affiliates on the statement of operations.
In 2004, the Company entered into the following agreements with ARL and its subsidiaries:
Railcar Management Agreements
Under this agreement, the Company provided ARI First and ARI Third, subsidiaries of ARL, with marketing, leasing, administration, maintenance, record keeping and insurance services for railcars owned by ARI First and ARI Third. In exchange for these services, ARI First and ARI Third paid the Company a management fee which totaled $1.2 million and $2.0 million for the years ended December 31, 2004 and 2005, respectively, which is included under revenue from affiliates on the statement of operations.
ACF Administration Agreement
The ACF Administration agreement was entered into with ACF and ARL. Under the agreement, ACF agreed to provide certain management services which were required under the railcar management agreement with ARI First and ARI Third described above. Fees paid to ACF under this agreement were equal to the fees the Company charged to ARI First and Third under the railcar management agreement and totaled $1.2 million and $2.0 million for the years ended December 31, 2004 and 2005, respectively, which is included under revenue from affiliates on the statement of operations.
These two arrangements were terminated on June 30, 2005, when ARI assigned its management agreements for ARI First LLC and ARI Third LLC to ARL.
In 2004 and 2005, the Company entered into the following agreements with ARL and its subsidiaries:
ARL Railcar Services Agreement
Under this agreement, ARL provided the Company with railcar services which the Company was required to provide to ARI First and ARI Third under the railcar management agreement. The Company paid ARL an amount equal to the amounts paid to the Company by ARI First and ARI Third under the railcar management agreement which totaled $2.0 million for the year ended December 31, 2005 and it is included under cost of goods sold on the statement of earnings. This agreement was terminated on July 1, 2005.
ARL Railcar Servicing Agreement
Under this agreement, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. Revenue of $5.5 million and $18.6 million for the years ended December 31, 2004 and 2005, were recorded under this arrangement which is included under revenue from affiliates on the statement of earnings. The agreement extends through June 30, 2006 and is automatically renewable unless either party provides at least six months prior notice of termination. Termination by the Company would result in a fee payable to ARL of $0.5 million.
ARL Services Agreement
Under this agreement, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by Mr. Unger which is further described in note 12. Under the agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the Companies is based on agreed upon fixed annual fee. Total fees paid to ARL were $1.7 million for the year ended December 31, 2005. Amounts billed to ARL totaled $0.2 million for the year ended December 31, 2005. These balances are included in revenues and costs from affiliates on the statement of earnings. Either party may terminate any of these services, and the associated costs for these services, on at least six months prior notice at any time prior to the termination of the agreement on December 31, 2007.
Trademark License Agreement
Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI receives annual fees of $1,000 in exchange for this license.
Cost of railcar manufacturing for the years ended December 31, 2003, 2004 and 2005 includes $3.0 million, $19.9 million and $30.9 million, respectively, in railcar products produced by Ohio Castings, which is partially owned by Castings, as described in Note 1. Expenses of $0.4 million, $3.2 million and $2.8 million paid to Castings under a supply agreement are included in the cost of railcar manufacturing for the years ended December 31, 2003, 2004 and 2005, respectively. Inventory at December 31, 2004 and 2005 includes approximately $5.3 million and $3.0 million, respectively, of purchases from Ohio Castings.
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note which was due January 2004. The note was renegotiated in 2005 with a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in Investment in joint venture on the accompany balance sheet. Total amounts due from Ohio Castings under this note were $2.2 million and $1.8 million at December 31, 2004 and 2005, respectively.
Agreements with ACF
As part of ARI’s recapitalization, ACF retained the liabilities for unfunded pension and other postretirement liabilities and workers compensation liabilities as of October 1, 1994 for employees who transferred from ACF to ARI at that date and for environmental liabilities as of that date. Although ACF is legally responsible for any costs associated with their liabilities at the recapitalization date, related expenses which have accrued since the recapitalization have been reflected in ARI’s financial statements in order to reflect the Company’s full cost of doing business. Expenses paid by ACF, relating to pre-recapitalization liabilities, are recorded as capital contributions by ARI and included in additional paid-in capital.
ARI recorded total expenses relating to benefits and environmental liabilities of $2.8 million, $4.0 million and $13.3 million in the years ended December 31, 2003, 2004 and 2005, respectively. The December 31, 2005 balance also included $10.9 million of expenses incurred relating to the pension settlement agreement, noted above. Included in the total expenses incurred were amounts related to pre-capitalization liabilities retained by ACF, which are reflected as additional paid-in capital, totaling $0.6 million, $1.4 million and $1.1 million in 2003, 2004 and 2005, respectively. As previously described in this note, we separated pension and post retirement obligations from ACF, effective December 1, 2005. As such, pre-recapitalization expenses related to pension and post retirement benefits will no longer be paid by ACF on our behalf.
In October 1998, ARI advanced $57.2 million to ACF under a promissory note secured by the stock of an affiliate. ARI assigned $14.9 million of this note to an affiliate, with the remaining $42.3 million of the note repaid in October 2004. The Company recorded interest income on this note of $2.5 million and $1.8 million in the years ended December 31, 2003 and 2004, respectively.
In 2001, ARI entered into a derivative instrument in the form of an interest rate swap contract with an underlying initial notional amount of $49.0 million, terminating in February 2005. Concurrent with the execution of this swap agreement, ARI assigned its rights and obligations under this contract to ACF. ARI includes the fair value of the contract as a liability on its balance sheet, with an equal amount included in amounts due from ACF to reflect the assignment of the contract. The fair value of the contract was $1.5 million and $0.1 million at December 31, 2003 and 2004, respectively. Interest expense is not reflected in ARI’s results of operations due to ACF’s assumption of the contract.

ARI entered into a note payable with ACF Holding, an affiliate, for $12.0 million effective January 1, 2005 in connection with the purchase of Castings (Note 1). The note bears interest at prime (7.00% at December 31, 2005) plus 0.5% and is due on demand. Interest expense on this note was $0.8 million for the year ended December 31, 2005.
ACF and ACF Holding have guaranteed the Company’s obligations under the industrial revenue bonds as described in Note 6.
Agreements with Affiliated Parties
During 2004, ARI advanced $165.0 million to Mr. Icahn under a secured note due in 2007 and bearing interest at prime plus 1 3/4%. Interest income on the note was $2.0 million and $0.8 million for the years ended December 31, 2004 and 2005, respectively. On January 26, 2005, the ARL operating agreement was amended and an assignment and assumption agreement was executed whereby ARI transferred its interest in the $165.0 million secured note receivable from Mr. Icahn to ARL in exchange for 35,000 A Units of ARL and in satisfaction of the $130.0 million note issued to ARL, as discussed below.
During 2004, ARL advanced $130.0 million to ARI under a note due in 2007 and bearing interest at prime plus 1 1/2%. Interest expense on the note was $1.5 million and $0.6 million for the years ended December 31, 2004 and 2005, respectively. As discussed above, this note was fully satisfied on January 26, 2005.
On December 17, 2004, ARI borrowed $7.0 million under a note payable to Arnos Corp., an affiliate. The note bears interest at prime plus 1 3/4% and is payable on demand. Interest expense on the note was $0.6 million for the year ended December 31, 2005. No interest expense was recorded for the year ended December 31, 2004, as interest did not start accruing until January 1, 2005.
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the year ended December 31, 2005.
Note 11—Pension Plans
ARI is the sponsor of two defined benefit plans that cover certain executives and employees at certain of its manufacturing facilities and a supplemental executive retirement plan (SERP) covering our Chief Executive Officer. The Company used a measurement date of October 1 for all pension plans, except for the Shipper’s Car Line Pension Plan which has a measurement date of December 1. The measurement date for the post-retirement plan was December 1. In future years all plans will be valued on October 1. The pension plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.
The Company also provides certain postretirement health care and life insurance benefits for certain of its salaried and hourly retired employees. Employees may become eligible for health care and life insurance benefits if they retire after attaining specified age and service requirements. The medical benefits are subject to deductibles, co-payment provisions and other limitations.
Costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are expensed currently. Pension expense for the year ended December 31, 2004 includes a $0.1 million curtailment gain caused by the elimination of future benefit accruals for service credit for salaried employees as of April 1, 2004 and a reduction in service hours for hourly employees at one plant location. The changes in benefit obligation, change in plan assets, funded status and weighted average assumptions as of December 31, 2004 and 2005, and components of net periodic benefit cost for the years ended December 31, 2004 and 2005 is as follows:

			Postretirement
	Pension Benefits		Benefits
	2004	2005	2004	2005
		(in thousands)
Change in benefit obligation
Benefit obligation — Beninning of year	$3,148	$3,378	$—	$—
Plan transfer	—	12,362	—	3,912
Service cost	34	21	—	1
Interest cost	188	202	—	18
Plan amendment	(7)	—	—	—
Actuarial loss	29	1,030	—	(11)
Employee contributions	—	—	—	5
Benefits paid	(14)	(12)	—	(16)

Benefit obligation — End of year	$3,378	$16,981	$—	$3,909

Change in plan assets
Plan assets — Beninning of year	$1,574	$1,776	$—	$—
Plan transfer	—	8,354	—	—
Actual return on plan assets	(92)	180	—	—
Employee contributions	—	—	—	5
Employer contributions	308	82	—	11
Benefits paid	(14)	(12)	—	(16)

Plan assets at fair value — End of year	$1,776	$10,380	$—	$—

			Postretirement
	Pension Benefits		Benefits
	2004	2005	2004	2005
		(in thousands)
Funded status
Benefit obligation in excess of plan assets	$(1,602)	$(6,601)	$—	$(3,909)
Unrecognized prior service cost	(7)	(6)	—	—
Unrecognized net loss (gain)	1,783	2,744	—	(12)

Net amount recognized at December 31	$174	$(3,863)	$—	$(3,921)

Amounts recognized in the balance sheets
Accrued benefit liability	$(1,602)	$(6,601)	$—	$(3,921)
Accumulated other comprehensive loss (pre-tax)	1,776	2,738	—	—

Net amount recognized at December 31	$174	$(3,863)	$—	$(3,921)

The accumulated benefit obligation for all defined benefit pension plans was $3.4 million and $17.0 million at December 31, 2004 and 2005, respectively.

	Pension Benefits			Postretirement Benefits
	2003	2004	2005	2003	2004	2005
			(in thousands)
Components of net periodic benefit cost
Service cost	$126	$34	$21	$—	$—	$1
Interest cost	173	188	202	—	—	18
Expected return on plan assets	(165)	(156)	(193)	—	—	—
Curtailment gain	—	(59)	—	—	—	—
Amortization of prior service cost (gain)	(9)	—	(1)	—	—	—
Amortization of unrecognized net loss	66	77	82	—	—	—

	$191	$84	$111	$—	$—	$19

Additional information
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Postretirement
	Pension Benefits	Benefits
	(in thousands)
2006	$968	$273
2007	973	303
2008	987	285
2009	988	301
2010	1,091	315
2011-2015	5,372	1,770
The Company expects to contribute $1.5 million to its pension plans in 2006.
The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2004	2005	2004	2005
Discount rate	6.0%	5.5%	N/A	5.5%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2003	2004	2005	2003	2004	2005
Discount rate	6.0%	6.0%	6.0%	N/A	N/A	5.75%
Expected return on plan assets	9.0%	8.5%	8.0%	N/A	N/A	N/A
Rate of compensation increase	5.0%	N/A	N/A	N/A	N/A	N/A
Assumed health care cost trend rates for the post retirement benefits plan at December 31 are set forth below:

	2003	2004	2005
Health care cost trend rate assigned for next year	N/A	N/A	12.00%
Rate to which cost trend is assumed to decline	N/A	N/A	5.00%
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	(in thousands)
	Increase	Decrease
Effect on total of service and interest cost	$3	$(1)
Effect on postretirement benefit obligation	$172	$(169)
The Company’s pension plans’ investment policy, weighted average asset allocations at December 31, 2004 and 2005, and target allocations for 2006, by asset category, are as follows:

			Target
	Plan Assets at December 31,		Allocation
	2004	2005	2006
Asset Category
Equity securities	68%	61%	60%
Debt securities	32%	39%	40%

	100%	100%	100%

The objective of the pension plan investment policy is to grow assets in relation to liabilities, while prudently managing the risk of a decrease in the pension plan’s assets. The pension plan management committee has established a target investment mix with upper and lower limits for investments in equities, fixed-income and other appropriate investments. Assets will be re-allocated among asset classes from time-to-time to maintain the target investment mix. The committee has established a target investment mix of 60% equities and 40% fixed-income for the plan.
The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions.
The Company’s policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. ARI does not currently have minimum funding requirements, as set forth in employee benefit and tax laws. All contributions made to the funded pension plans for 2004 and 2005 were voluntary and were made with cash generated from operations.
The Company also maintains qualified defined contribution plans which provide benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.5 million, $0.7 million, and $0.7 million for the years ended December 31, 2003, 2004, and 2005, respectively. Selected ARI salaried employees participated in the ACF Industries, Inc. Savings and Investment Plan, and the expense is included above.
Note 12 – Commitments and Contingencies
As of December 31, 2005, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows:

(in thousands)
2006	$2,804
2007	1,709
2008	231
2009	161
2010	65
Thereafter	—
The Company leases certain facilities from an entity owned by its Chief Executive Officer, certain affiliates of ARI and third parties. Total rent expense on these leases were approximately $5.8 million, $6.6 million and $7.0 million for the years ended December 31, 2003, 2004 and 2005, respectively. Expenses to related parties included in the amounts above were $0.8 million, annually for the years ended December 31, 2003, 2004 and 2005.
In connection with Trans World Airlines, Inc.’s (TWA) 1992 bankruptcy proceedings under Chapter 11 of the Bankruptcy Code, the Pension Benefit Guarantee Corporation (PBGC) asserted that ACF as well as the other entities in which Mr. Icahn had a controlling interest were obligated along with TWA to satisfy any underfunding of TWA’ s defined benefit plan. Subsequently, and in response to a petition of another member of the Icahn controlled group, the PBGC terminated the TWA pension plan and obligated an affiliate of ARI, Highcrest Investors Corp (Highcrest) to make eight annual payments of $30 million each commencing on July 1, 2002 and totaling $240 million (termination payments). As of December 31, 2005, Highcrest had made termination payments totaling $157 million and still owed $83 million on this obligation. The obligation to make termination payments is non-recourse except to the common stock of ACF Holding (another member of the controlled group). In connection with its initial public offering, ARI notified the PBGC that ARI is no longer part of the Icahn controlled group. The Company believes this obligation will have no adverse effect on the future liquidity, results of operations, or financial position of ARI.
The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. ARI is involved in investigation and remediation activities at properties that it now owns or leases to address historical contamination and potential contamination by third parties. The Company is also involved with state agencies in the cleanup of two sites under these laws. These investigations are at a preliminary stage, and it is impossible to estimate, with any certainty, the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to ARI in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to ARI, ARI would be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
ARI is a party to collective bargaining agreements with labor unions at its Longview, Texas and North Kansas City, Missouri repair facilities and at its Longview, Texas steel foundry and components manufacturing facility. These agreements expire in January 2008, September 2007, and April 2008, respectively. ARI is also party to a collective bargaining agreement at our Milton, Pennsylvania repair facility, which expired on June 19, 2005. At the present time, there are no workers at Milton, as the site is idled.

When it is possible to make a reasonable estimate of the liability with respect to such a matter, a provision will be made as appropriate. Actual cost to be incurred in future periods may vary from these estimates. Based on facts presently known, ARI does not believe that the outcome of these proceedings will have a material adverse effect on its future liquidity, results of operations or financial position.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.
The Company was named a party to a suit in which the plaintiff alleges the Company was responsible for the malfunction of a valve which was remanufactured in 2004 by a third party. The Company believes it has no responsibility for this malfunction and has meritorious defense against any liability in this case. It is not possible to estimate the expected settlement, if any, that any party might be held accountable for at this time as the case is in its early stages.
ARI entered into supply agreements on January 28, 2005 and on June 8, 2005 with a supplier for two types of steel plates. The agreement is for five years and is cancelable by either party, with proper notice after two years. The agreement commits ARI to buy 75% of its production needs from this supplier at prices that fluctuate with market.
In August 2005, the Company entered into an employment agreement with its Chief Financial Officer (CFO). Under the terms of the agreement, the CFO will receive a minimum base salary of $0.25 million and a non-prorated cash bonus of at least $0.15 million for the 2005 fiscal year. In addition to the salary and bonus compensation, the CFO will receive a one-time special cash bonus of $0.5 million on April 22, 2007 if, prior to that date, the Company issues common stock to the public in an offering registered with the SEC or if the Company is sold to a third party in a private transaction. See Note 18 for details of the Company’s public offering, completed subsequent to year-end.
The Company has been named as the defendant in a lawsuit in which the plaintiff claims that the Company is responsible for the damage caused by allegedly defective railcars that were manufactured by the Company. The plaintiffs allege that failures in certain components caused the contents transported by these railcars to spill out of the railcars causing property damage, clean-up costs, monitoring costs, testing costs and other costs and damages. The Company was recently served with the complaint for this lawsuit, but the Company believes that it is not responsible for the spills and has meritorious defenses against liability.
Note 13—Mandatorily Redeemable Payment-in-Kind Preferred Stock, New Preferred Stock, Additional Paid in Capital and Shareholders’ Equity
In January 2001, ARI issued to ACF 15,000 shares of a new class of mandatorily redeemable payment-in-kind preferred stock (PIK Preferred Stock) in exchange for $15.0 million in cash. In November 2001, ACF sold these 15,000 shares to an affiliated entity, Vegas Financial Corp. (Vegas)(an entity owned by Mr. Icahn) for $15.0 million plus accrued dividends of $1.6 million. The PIK Preferred Stock is redeemable within 30 days after the full repayment of amounts outstanding under the senior secured credit facilities, but no earlier than February 1, 2006. The PIK Preferred Stock provides for cumulative dividends at 12.5% per year on the liquidation price of $1,000 per share, payable in the form of additional shares of PIK Preferred Stock.
In 2001, 2002 and 2003, ARI issued additional shares of PIK Preferred Stock to Vegas in exchange for cash. In August 2001, ARI issued to Vegas 30,000 shares of PIK Preferred Stock in exchange for cash of $30.0 million. In the second quarter of 2002, ARI issued 15,000 shares of PIK Preferred Stock in exchange for cash of $15.0 million. In the year ended December 31, 2003, ARI issued 10,000 shares of PIK Preferred Stock in exchange for cash of $10.0 million.
On July 20, 2004, ARI’s PIK Preferred Stock was converted into a new issue of preferred stock (New Preferred Stock). As a result of this conversion, 95,517 shares of PIK Preferred Stock held by Vegas were converted into New Preferred Stock. Additionally, ARI issued Vegas 654 shares of New Preferred Stock in consideration for accrued PIK Preferred dividends at the date of conversion. Vegas invested an additional $67.5 million in New Preferred Stock in exchange for cash on July 20, 2004.

On July 20, 2004, ACF transferred its ownership in ACF Lease Administrators, Inc. to ARI in exchange for 2,000 shares of New Preferred Stock. On the same date, ARI contributed its ownership in ACF Lease Administrators, Inc. to ARL in exchange for 2,000 A Units of ARL.
On December 22, 2004, Shippers Second transferred its ownership in Shippers Third to ARI in exchange for 32,500 shares of ARI New Preferred Stock. On the same date, ARI contributed its ownership in Shippers Third to ARL in exchange for 32,500 A Units of ARL.
Included in other Additional Paid in Capital are amounts related to expenses paid by ACF for precapitalization liabilities under the 1994 asset transfer agreement and adjustments related to carryover basis differences.
The New Preferred Stock is entitled to cumulative dividends at the rate of 9.25% per annum, payable solely in cash on a semi annual basis. Holders of the New Preferred Stock are entitled to vote on matters submitted to the holders of shares of common stock based on a percentage of the combined number of shares of common stock and New Preferred Stock.
On July 20, 2004, ARI issued 1,818,976 shares of common stock to Hopper Investments LLC, an entity controlled by Mr. Icahn, in exchange for cash of $42.5 million.
Note 14—Operating Segment and Sales/Credit Concentrations
We operate in two segments: manufacturing operations and railcar services. Manufacturing operations consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar services consists of railcar repair and refurbishment services and fleet management services. ARI operates in two reportable segments; manufacturing and railcar services. The accounting policies of the segments are the same as those described in Note 2. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties.
The information in the following table is derived from the segments’ internal financial reports used for corporate management purposes.

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2003	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$188,119	$29,875	$—	$—	$217,994
Intersegment revenues	1,152	548	—	(1,700)	—
Cost of goods sold — external customers	174,629	29,762	—	—	204,391
Cost of intersegment sales	1,074	539	—	(1,613)	—

Gross profit	13,568	122	—	(87)	13,603
Selling, administration and other	3,370	1,555	5,415	—	10,340

Earnings (loss) from operations	$10,198	$(1,433)	$(5,415)	$(87)	$3,263

Total assets	$105,542	$32,594	$58,372	$—	$196,508
Capital expenditures	1,733	568	—	—	2,301
Depreciation and amortization	3,932	2,112	364	—	6,408

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2004	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$316,432	$38,624	$—	$—	$355,056
Intersegment revenues	2,574	3,003	—	(5,577)	—
Cost of goods sold — external customers	306,283	34,473	—	—	$340,756
Cost of intersegment sales	2,307	2,527	—	(4,834)	—

Gross profit	10,416	4,627	—	(743)	$14,300
Selling, administration and other	4,210	2,225	3,899	—	$10,334

Earnings (loss) from operations	$6,206	$2,402	$(3,899)	$(743)	$3,966

Total assets	$34,606	$33,034	$289,200	$—	$356,840
Capital expenditures	11,062	379	—	—	11,441
Depreciation and amortization	3,955	1,959	333	—	6,247

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2005	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$566,524	$41,636	$—	$—	$608,160
Intersegment revenues	1,762	2,474	—	(4,236)	—
Cost of goods sold — external customers	520,267	35,837	—	—	$556,104
Cost of intersegment sales	1,522	1,917	—	(3,439)	—

Gross profit	46,497	6,356	—	(797)	$52,056
Selling, administration and other	5,502	1,981	17,871	—	$25,354

Earnings (loss) from operations	$40,995	$4,375	(17,871)	(797)	$26,702

Total assets	$185,652	$34,171	$48,757	$—	$268,580
Capital expenditures	21,693	686	462	—	22,841
Depreciation and amortization	4,773	2,011	23	—	6,807
Manufacturing operations
Revenues from affiliates were 29%, 18% and 8% of total revenues for the years ended December 31, 2003, 2004 and 2005, respectively. Revenues from one significant customer totaled 32%, 20% and 20% of total revenues for the years ended December 31, 2003, 2004 and 2005, respectively. Revenues from two significant customers were 35%, 36% and 32% for the years ended December 31, 2003, 2004 and 2005, respectively. Receivables from one significant customer were 7% and 21% of total accounts receivable at December 31, 2004 and 2005, respectively. Receivables from two significant customers were 10% and 21% at December 31, 2004 and 2005, respectively.
Railcar services
Revenues from affiliates were 5%, 5% and 3% of total revenues for the years ended December 31, 2003, 2004 and 2005, respectively. No single customer accounted for more than 10% of total services revenue for the years ended December 31, 2003, 2004 and 2005.

Note 15—Selected Quarterly Financial Data (unaudited)

		Second	Third	Fourth
	First quarter	quarter	quarter	quarter
	(in thousands, except per share data)
2004
Sales	$79,084	$79,910	$95,337	$100,725
Gross Profit	6,099	4,783	2,838	580
Net earnings (loss) available to common shareholders	(1,793)	(1,841)	(2,789)	(4,897)
Net loss attributable to common shareholders, basic and diluted	$(0.19)	$(0.20)	$(0.26)	$(0.44)

		Second	Third	Fourth
	First quarter	quarter	quarter	quarter
	(in thousands, except per share data)
2005
Sales	$130,753	$160,890	$150,505	$166,012
Gross Profit	6,490	15,662	15,277	14,627
Net earnings (loss) available to common shareholders	(1,983)	1,930	3,414	(1,844)
Net loss attributable to common shareholders, basic and diluted	$(0.18)	$0.17	$0.31	$(0.16)
Note 16—Supplemental Cash Flow Information
ARI received interest income of $3.0 million, $4.4 million and $1.4 million for the years ended 2003, 2004 and 2005, respectively.
ARI paid interest expense of $3.2 million, $1.8 million and $3.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.
ARI paid taxes of $0.2 million, $0.2 million, and $2.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.
During the year ended December 31, 2004, ARI recorded a non-cash charge to additional paid-in-capital of $26.7 million, representing the excess of the book value of its investment in ARL over fair market value on the date of the transfer of the investment in ARL to its affiliates. The 2005 financial statements reflect a reduction of New Preferred Stock of $29.6 million plus accrued dividends of $5.4 million to eliminate the additional investment of $35 million made in that period. In addition, $12.5 million representing certain tax benefits that ARI received as a result of utilizing ARL’s previously incurred tax losses is also being recorded through additional paid-in-capital as ARI will receive the benefit of these tax losses in the future. The net non-cash effect of these transactions was a charge to additional paid-in-capital of $14.1 million (see Note 1).
In January 2005, ARI exchanged the $165.0 million secured note with Mr. Icahn to ARL in satisfaction of the $130.0 million note owed to ARL plus $35.0 million of common interest in ARL.

Note 17 — Stock Split
On December 23, 2005, ARI’s board of directors approved the reincorporation of ARI from Missouri to Delaware in connection with its anticipated initial public offering. To accomplish this reincorporation, the board approved a merger of ARI, immediately prior to the closing of the offering, with and into ARI’s wholly owned subsidiary, American Railcar Industries, Inc., a Delaware corporation incorporated on November 16, 2005 by ARI for this purpose. As a part of this merger ARI will exchange all of its shares of common stock for shares of the subsidiary’s common stock on a 9,328.083-for-1 basis. In addition, ARI will also exchange all of its new preferred stock for shares of the subsidiary’s new preferred stock on a 1-for-1 basis. The subsidiary will survive the merger and will be named American Railcar Industries, Inc. All references to common stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.
Note 18—Subsequent Events
On January 19, 2006, our registration statement on Form S-1 (Registration No. 333-130284) was declared effective and, on that same date, we filed a registration statement on Form S-1 pursuant to Rule 462(b) under the Securities Act (Registration No. 333-131162) (collectively, the “Registration Statement”). Pursuant to the Registration Statement, as amended, the Company registered 9,775,000 shares of common stock (8,500,000 shares offered by the Company and an additional 1,275,000 shares offered by Company pursuant to the exercise of the underwriters’ over-allotment option), par value $0.01 per share, with an aggregate offering price of $205.3 million. On January 24, 2006, the Company completed the sale of 9,775,000 shares of common stock to the public at a price of $21.00 per share and the offering was completed. The stock offering resulted in gross proceeds to the Company of $205.3 million. Expenses related to the offering were $13.3 million for underwriting discounts and commissions. We received net proceeds of $192.0 million in the offering. The net proceeds from the offering were applied as follows (in millions):

Redemption of all outstanding shares of preferred stock	$93.9
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Professional fees	1.0
Cash and temporary investment for working capital and general corporate purposes	35.7

Total uses	$192.0

Upon the consummation of the IPO, the following transactions also became effective:
•	A charge of $2.4 million in compensation expense was recognized pursuant to the terms of the option agreement in place with our CEO (note 9) to recognize the 40% of the original $6 million in stock awarded under the agreement which vested upon the close of the IPO. An additional $3.6 million in compensation expense will be recognized ratably over the one year vesting period starting in February 2006.

•	A charge of $.5 million in compensation expense was recognized under the terms of the employment agreement in place with our CFO, as discussed below.

•	Deferred financing fees of $0.6 million were immediately expensed upon repayment of the related debt

•	Approximately $2.2 million in compensation expense is expected to be recognized ratably over the year in relation to our 2005 Equity Incentive Plan, as discussed below.

•	Deferred IPO charges in the amount of $5.1 million were offset against proceeds from the offering and reflected as a charge against accumulated paid in capital.
On January 19, 2006 the Company issued 285,714 shares of the Company’s common stock to Mr. Unger, currently its chief executive officer. 114,286 of these shares will be transferable without contractual restrictions by Mr. Unger on July 19, 2006. 85,714 of these shares will be transferable without contractual restrictions by Mr. Unger on January 19, 2007. The remaining 85,714 shares will be transferable without contractual restrictions by Mr. Unger on

July 19, 2007. In connection with this issuance, the Company recorded compensation expense of $2.4 million. An additional $3.6 million in compensation expense will be recognized ratably over the one year vesting period starting in February 2006.
On January 19, 2006, a one-time special cash bonus was recorded payable to our Chief Financial Officer. This bonus was contingent on the Company either issuing common stock in an offering registered with the Securities and Exchange Commission (SEC) or if the Company is sold to a third party in a private transaction. This bonus will be paid on April 22, 2007. The Company recorded compensation expense of $0.5 million.
Concurrent with the pricing of the offering, the Company granted options to purchase a total of 484,876 shares of common stock under the 2005 equity incentive plan. These options were granted at an exercise price equal to the initial public offering price. The options have a term of five years and vest in equal annual installments over a three-year period. Actual valuation of the options and shares described above will be based upon a number of factors that are not in our control, such as the fair market value of our common stock on the date of grant. The Company estimates that the stock option expense for all these options will total approximately $3.5 million over the next three years assuming a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; 5-year term; interest rate of 4.35%; and dividend yield of 1%.
On January 19, 2006, concurrent with the completion of the initial public offering, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”) with North Fork Business Capital Corporation, as administrative agent for various lenders. The new revolving credit facility has a total commitment of the lesser of (i) $75 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials and finished goods inventory. In addition, the amended and restated revolving credit facility would include a $15.0 million capital expenditure sub-facility that would be based on a percentage of the costs related to capital projects the Company may undertake. The revolving credit facility has a three-year term. Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends.
On January 31, 2006, the Company exercised its option to purchase all equipment under a lease agreement from an unrelated third party, executed September 30, 1999. The terms of the contract allowed for the purchase of all the equipment at estimated fair value. The Company paid $5.8 million in cash to purchase all the leased equipment.
On February 28, 2006, the Company’s Board of Directors declared a regular cash dividend of $0.03 per share of common stock of the company. The dividend is payable on April 6, 2006, to shareholders of record at the close of business on March 22, 2006.
Note 19 – Acquisition subsequent to Year-end
On March 24, 2006, the Company signed a definitive agreement to acquire all the capital stock of Custom Steel Inc., The purchase price is approximately $13.0 million plus a working capital adjustment that we estimate will be approximately an additional $5.0 million. Custom Steel produces value-added fabricated steel parts that primarily support our railcar manufacturing operations. The transaction, which is subject to customary closing conditions, is expected to be completed on or about April 1, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Ohio Castings Company, LLC
We have audited the accompanying consolidated balance sheets of Ohio Castings Company, LLC and Subsidiaries (the “Company”) as of August 31, 2005, 2004 and 2003, and the related consolidated statements of operations, members’ equity and cash flows for the year ended August 31, 2005 and 2004, and the period from inception (June 20, 2003) to August 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America as established by the Auditing Standards Board of the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ohio Castings Company, LLC and Subsidiaries as of August 31, 2005, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year ended August 31, 2005, 2004 and the period from inception (June 20, 2003) to August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Chicago, Illinois
December 9, 2005

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	August 31,
	2003	2004	2005
Assets
Current assets:
Cash	$811	$1,922	$2,026
Accounts receivable, net	4,808	10,802	8,522
Inventories	2,242	5,275	5,827
Other Assets	393	112	759

Total current assets	8,254	18,111	17,134
Restricted cash	—	935	800
Property, plant and equipment:
Buildings	—	2,178	2,192
Machinery and equipment	79	12,052	14,866

	79	14,230	17,058
Less accumulated depreciation and amortization	3	854	1,846

	76	13,376	15,212
Land	—	270	270

Net property, plant and equipment	76	13,646	15,482
Debt issuance costs, net	—	254	214

Total assets	$8,330	$32,946	$33,630

Liabilities and Members’ Equity
Current liabilities:
Current portion of long-term debt, net of debt discount of $14 in 2005	$—	$2,370	$3,700
Current portion of capital leases	20	20	16
Accounts payable	1,369	7,850	7,246
Accrued expenses	570	3,046	3,969

Total current liabilities	1,959	13,286	14,931
Long-term liabilities:
Long-term debt, net of current portion, net of debt discount of $51 in 2005	—	14,725	11,838
Long-term portion of capital leases, net of current portion	38	16	—

Total long-term liabilities	38	14,741	11,838
Total liabilities	1,997	28,027	26,769
Members’ equity	6,333	4,919	6,861

Total liabilities and members’ equity	$8,330	$32,946	$33,630

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Period
	From
	Inception
	(June 20,
	2003) to
	August	Years Ended August
	31,	31,
	2003	2004	2005
Revenues	$5,039	$55,722	$109,801
Costs and expenses:
Cost of sales	4,860	54,974	101,518
Selling, administrative and other	144	4,666	5,698
Interest expense	—	496	643

Total costs and expenses	5,004	60,136	107,859

Net earnings (loss)	$35	$(4,414)	$1,942

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Period
	From
	Inception
	(June 20,
	2003) to
	August
	31,	Years Ended August 31,
	2003	2004	2005
Operating activities:
Net earnings (loss)	$35	$(4,414)	$1,942
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3	878	1,032
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,808)	(5,994)	2,280
Inventories	(408)	(3,033)	(552)
Other assets	(393)	281	(647)
Accounts payable	1,369	6,481	(604)
Accrued expenses	400	2,476	858

Net cash provided by (used in) operating activities	(3,802)	(3,325)	4,309
Investing activities:
Acquisitions	(1,664)	(12,000)	—
Purchases of property, plant and equipment	(17)	(2,424)	(2,828)

Net cash used in investing activities	(1,681)	(14,424)	(2,828)
Financing activities:
Proceeds from notes payable	—	17,750	—
Payments of debt	—	(655)	(1,492)
Payments of capital lease obligations	(4)	(22)	(20)
Debt issuance costs	—	(278)	—
Net change in restricted cash	—	(935)	135
Investment from members	6,298	3,000	—

Net cash (used in) provided by financing activities	6,294	18,860	(1,377)

Increase in cash and cash equivalents	811	1,111	104
Cash at beginning of year	—	811	1,922

Cash at end of year	$811	$1,922	$2,026

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
Period from Inception (June 20, 2003) to August 31, 2003 and the Years Ended August 31, 2004 and 2005

(Dollars in thousands)

Balance at inception (June 20, 2003)	$—
Capital contributions	6,298
Net loss	35

Balance, August 31, 2003	6,333
Net loss	(4,414)
Capital contributions	3,000

Balance, August 31, 2004	4,919
Net earnings	1,942

Balance, August 31, 2005	$6,861

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Period from Inception (June 20, 2003) to August 31, 2003 and the Years Ended August 31, 2004 and 2005
Note 1—Basis of Presentation
The accompanying consolidated financial statements of Ohio Castings Company, LLC and Subsidiaries (“Ohio Castings” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a consistent basis throughout the periods covered.
The consolidated financial statements include the accounts of Ohio Castings and its subsidiaries, Alliance Castings Company, LLC (“Alliance Castings”) and Chicago Castings Company, LLC (“Chicago Castings”). All significant intercompany accounts and transactions have been eliminated. Amounts presented in thousands unless otherwise noted.
Note 2—Description of the Business
Ohio Castings was formed on June 20, 2003 to acquire and operate two steel foundries. The members of Ohio Castings, each with a one-third ownership, are Gunderson Specialty Products, LLC (“Gunderson”), an Oregon company and wholly-owned subsidiary of Gunderson, Inc., an Oregon corporation; Castings, LLC (“Castings”), a Delaware company and wholly-owned subsidiary of American Railcar Industries, Inc. (“ARI”), a Missouri corporation and ASF-Keystone, Inc. (“ASF”), a Delaware corporation and wholly-owned subsidiary of Amsted Industries, a Delaware corporation (collectively, the “members”). ARI acquired its ownership interest from ACF Industries Holding Corporation (“ACF”), an affiliate of ARI, in 2005. The members share equally in the profits and losses of Ohio Castings. The steel foundries are operated for the purpose of casting railcar sideframes and bolsters for use or sale by the Ohio Castings members.
Formation and Capital Contributions
Chicago Castings was formed in June, 2003 and capitalized through contributions of $6,298 by the members. Alliance Castings was formed in September, 2003 and capitalized through contributions of $3,000 by the members.
Acquisitions
On June 20, 2003, Chicago Castings purchased certain assets from the Meridian Rail Products Corporation (“Meridian”) foundry business located in Cicero, Illinois. The effects of the transaction on the consolidated balance sheet as of June 20, 2003, were as follows:

Inventory	$1,834
Accrued liabilities	(170)
On September 30, 2003, Alliance Castings purchased real and personal property from Amsted Industries, Inc. and ASF for use in the operation of a foundry in Alliance, Ohio. Total consideration paid was $12,000; no liabilities were assumed in the transaction. The effects of the acquisition on the consolidated balance sheet as of September 30, 2003, were as follows:

Land	$270
Buildings	2,178
Equipment	9,552
Both transactions were accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired based upon relative fair values.

Note 3—Summary of Significant Accounting Policies
Significant accounting policies are described below.
Revenue Recognition
Sales are recorded when the product is shipped to the customer and title is transferred. All shipments are made FOB shipping point.
Debt Issuance Costs
Debt issuance costs are incurred in connection with Ohio Castings issuance of long-term debt as described in Note 5, and are amortized over the term of the related debt, utilizing the straight-line method. Amortization expense of $24 and $40 was recognized for the year ended August 31, 2004, and 2005, respectively. Accumulated amortization totaled $24 and $64 at August 31, 2004 and 2005, respectively. There was no amortization expense or accumulated amortization as of and for the period from inception (June 20, 2003) to August 31, 2003.
Inventories
Inventories are recorded using the first-in first-out (“FIFO”) method and are stated at the lower of cost or market. Inventory includes the cost of materials, direct labor and manufacturing overhead.
Accounts Receivable
The Company carries its accounts receivable at cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its account receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, collections and current credit conditions. Accounts are placed for collection on a limited basis once all other methods of collection have been exhausted. Once it has been determined that the customer is no longer in business and/or refuses to pay, the accounts are written off. At August 31, 2005, an allowance of $85 is recorded against receivables. No allowance was recorded at August 31, 2003 and 2004. No amounts were written off during the period from inception (June 20, 2003) to August 31, 2003 and the years ended August 31, 2004 and 2005, respectively.
Property, Plant and Equipment
Land, buildings, machinery and equipment are carried at cost. Maintenance and repair costs are charged directly to earnings.
Buildings are depreciated over estimated useful lives that range from 14 to 50 years. The estimated useful lives of machinery and equipment, vary from 3 to 25 years. Depreciation is calculated on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes. Depreciation expense of $3, $854 and $992 was recognized for the period from inception (June 20, 2003) to August 31, 2003 and for the years ended August 31, 2004 and 2005, respectively.
Impairment of Long-Lived Assets
In the event that facts and circumstances indicate the carrying amount of assets held for use may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount. If the carrying amount of an asset is greater than the future undiscounted cash flows expected to be generated by the asset, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment of long-lived assets was determined for the period from inception (June 20, 2003) to August 31, 2003 and for the years ended August 31, 2004 and 2005, respectively.

Income Taxes
Ohio Castings is organized as a limited liability company and is not subject to Federal income taxes. The Company’s taxable income is reported in the tax returns of the members. Accordingly, no liability or provision for Federal income taxes is included in the accompanying consolidated financial statements as of and for the periods ending August 31, 2003, 2004 and 2005.
Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is discussed in Note 5. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Restricted Cash
Alliance Castings is required to maintain a cash balance in an escrow account equal to 10% of the outstanding principal on the enterprise bond described in Note 5. Alliance Castings is entitled to interest earned on the escrow balance which totaled $4 and $17 for the years ended August 31, 2004 and 2005, respectively. There were no restricted cash balances or interest recorded as of and for the period ended August 31, 2003.
Use of Estimates
Management of Ohio Castings has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include property, plant and equipment, inventory reserves and workers’ compensation. Actual results could differ from those estimates.
Note 4—Inventories
Inventories consist of the following at August 31 (in thousands):

	2003	2004	2005

Raw materials	$515	953	$433
Work in process	1,440	3,097	4,781
Finished products	677	1,520	1,459
Less reserves	(390)	(295)	(846)

Total inventories	$2,242	$5,275	$5,827

Note 5—Long-Term Debt
Long-term debt consists of the following at August 31 (in thousands):

	2003	2004	2005

Enterprise bonds to the Director of Development of the State of Ohio due on December 1, 2010, at 3.90% interest payable in quarterly installments to a trustee pursuant to a payment schedule. The bonds are guaranteed by the members	$—	$9,345	$8,000
Term note payable to the State of Ohio, to be comprised of two separate disbursements of $1,000 at 1% interest (modified from 3% in January 2005), with interest-only payments until disbursement of the second installment and monthly payments of principal and interest thereafter, reported net of debt discount of $65 in 2005	—	1,000	935
Notes payable to the members, payable in quarterly principal and interest payments at 4% interest due November 2008	—	6,750	6,603

	—	17,095	15,538
Less current portion of debt	—	2,370	3,700

Total long-term debt, net of current portion	$—	$14,725	$11,838

Aggregate maturities of long-term debt over the next five years, as of August 31, 2005, are as follows (in thousands):

2006	$3,700
2007	3,591
2008	3,653
2009	2,233
2010	1,801
Thereafter	560
In association with the Enterprise bonds, the Company paid $15 and $20 in administration and trustee fees for the years ended August 31, 2004 and 2005. The fees vary with costs incurred by the trustee and changes in the outstanding principle of the bonds. The administration fee equaled .10% and .125% at August 31, 2004 and 2005, respectively. The trustee fee equaled .01% and .16% at August 31, 2004 and 2005, respectively. The bonds are secured by substantially all of the assets of the Company and subject to mandatory redemption by the state at any time. A number of non-financial covenants under the agreement have been met for the periods ended August 31, 2004 and 2005.
In connection with the term note, the Company shall receive two disbursements of $1,000 from the State of Ohio. The first installment was received in May 2004. The second installment is expected to be received in December 2005, following the completion of qualified capital expenditures.
The Company had no outstanding debt as of and for the period ended August 31, 2003. Accordingly, no interest expense or fees associated with the aforementioned debt were recorded in the financial statements for the period ended August 31, 2003.
Note 6—Capital Leases
The Company leases certain machinery and equipment for use in the businesses. These leases have been accounted for as capital leases and mature in 2006. Scheduled future minimum lease payments required under the capital leases are $16 at August 31, 2005, which are due in 2006. Machinery and equipment include assets under capitalized leases of $58, $39 and $18 at August 31, 2003, 2004 and 2005, respectively.
Note 7—Related-Party Transactions
The majority of the Company’s products are sold to one of the members through supply agreements. The supply agreements have an original term of 5 years and expire in 2008. The other members have supply agreements in place with this member to purchase a defined percentage of the products produced by Ohio Castings. These agreements also have a term of 5 years and expire in 2008. A balance of $4,614, $8,688 and $10,534 is due from this member as of August 31, 2003, 2004 and 2005, respectively, which has been classified as accounts receivables.
Alliance Castings purchases a majority of its scrap steel used in production from an affiliate of one of the members of Ohio Castings. A balance of $1,203 and $662 is due to this affiliate as of August 31, 2004 and 2005, respectively. No amounts were due at August 31, 2003. The balance is included in accounts payable.
Note 8—Commitments and Contingencies
As of August 31, 2005, future minimum rental payments required under non-cancelable operating leases for property and equipment leased by Ohio Castings, with lease terms longer than one year are as follows (in thousands):

2006	$241
2007	67
2008	55
2009	46
2010	44
Rent expense on the related leases was $62, $394, and $445 for the period from inception (June 20, 2003) to August 31, 2003 and the years ended August 31, 2004 and 2005, respectively.
A monthly rental agreement was negotiated between Chicago Castings and Meridian for the rental of the real property at the Cicero foundry. Rent expense under this agreement was $25, $600, and $600 for the period from inception (June 20, 2003) to August 31, 2003 and the years ending August 31, 2004 and 2005, respectively.
Chicago Castings currently purchases general utilities and waste removal under negotiated service contracts from unrelated third parties. The contracts are generally under a twelve-month period, with a right to renewal. Under the terms of the contracts, the cost is based on market price, and charged based on consumption.
The Company is involved in certain matters of litigation, substantially all of which have arisen in the ordinary course of business. It is the opinion of management that these matters are either adequately covered by insurance or that the resulting liability, if any, from these actions and other pending claims will not materially affect the Company’s financial position.
Note 9—Business and Credit Concentrations
The Company has an exclusive supply arrangement with one of the members whereby 100% of the castings produced by the Company are sold to the member, as described in Note 7.
Note 10—Employee Benefit Plan
The Company maintains defined contribution plans which cover all employees. Participants under 50 years old may elect to defer up to $13 of eligible compensation. Participants 50 years or older may elect to defer up to $15 of eligible compensation. Participants are fully vested in all contributions made to the plan. Employer contributions are made to the plan based on number of hours worked for employees covered by a collective bargaining agreement and as a percentage of annual salary for all other employees. Contributions of $121 and $350 were made for the years ending August 31, 2004 and 2005, respectively. No amounts were contributed for the period from inception (June 20, 2003) to August 31, 2003.
Note 11—Supplemental Cash Flow Data
The Company incurred interest expense of $496 and $630 for the years ended August 31, 2004 and 2005, respectively.
In 2003, the Company entered into $62 in capital lease agreements to finance the purchase of equipment.
The Company amortized $13 of the debt discount relating to the term loan in 2005.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of December 31, 2005 to ensure that we are able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.
Item 9B: Other Information
None
PART III
Item 10: Directors and Executive Officers of the Registrant
Information regarding our directors is incorporated by reference to the information set forth under the caption “Nominees” in our proxy statement for the Annual Meeting of Stockholders to be held on June 8, 2006. Information relating to the Board of Directors determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 401(h) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 8, 2006. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held June 8, 2006.
We have disclosed our code of ethics on our website at http//www.americanrailcar.com under the Caption “Investor Relations/Corporate Governance.”
Item 11: Executive Compensation
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Compensation for Directors” and “Executive Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 8, 2006.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated by reference to our proxy statement for the Annual Meeting of Stockholders to be held on June 8, 2006, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13: Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions with director nominees is incorporated by reference to the information set forth under the captions “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 8, 2006.

Item 14: Principal Accountant Fees and Services
Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Fees to Independent Auditors for Fiscal 2005 and 2004” in our proxy statement for the Annual Meeting of Stockholders to be held on June 8, 2006.
Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) (1) Financial Statements.
See Item 8.
(2) Exhibits
See Index to Exhibits for a listing of Exhibits which are filed herewith or incorporated herein by reference to the location indicated.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Railcar Industries, Inc.

Date: March 28, 2006
	By: Name:	/s/ James J. Unger James J. Unger
	Title:	President and Chief Executive Officer

Signature	Title	Date

/s/ James J. Unger	President and Chief Executive Officer (principal executive officer) and Director	March 28, 2006
Name: James J. Unger

/s/ William P. Benac	Chief Financial Officer (principal financial officer)	March 28, 2006
Name: William P. Benac

/s/ Michael E. Vaughn	Controller (principal accounting officer)	March 28, 2006
Name: Michael E. Vaughn

/s/ Vincent J. Intrieri	Director	March 28, 2006
Name: Vincent J. Intrieri

/s/ Jon F. Weber	Director	March 28, 2006
Name: Jon F. Weber

/s/ Keith Meister	Director	March 28, 2006
Name: Keith Meister

/s/ James Pontious
Name: James Pontious	Director	March 28, 2006

/s/ James Laisure
Name: James Laisure	Director	March 28, 2006

Exhibit index

Exhibit
No.	Description of Exhibit
1.1	Underwriting Agreement by and among UBS Securities LLC, Bear Sterns & Co. Inc. and American Railcar Industries dated January 2006 **

2.1	Agreement and Plan of Merger between American Railcar Industries, Inc. (Missouri) and American Railcar Industries, Inc. (Delaware)**

3.1	Certificate of Incorporation of American Railcar Industries, Inc. (Delaware)*

3.2	Bylaws of American Railcar Industries, Inc. (Delaware)*

3.3	Certificate of Ownership and Merger of American Railcar Industries, Inc. (Missouri) and American Railcar Industries, Inc. (Delaware)**

4.1	Specimen Common Stock Certificate of American Railcar Industries, Inc. (Delaware)*

9.1	Voting Agreement dated as of December 8, 2005 by and between MODAL LLC and the Foundation for a Greater Opportunity*

10.1	Asset Transfer Agreement dated as of October 1, 1994 by and among ACF Industries, Incorporated, American Railcar Industries, Inc. and Carl C. Icahn*

10.2	License Agreement dated as of October 1, 1994 by and between ACF Industries, Incorporated and American Railcar Industries, Inc. as Licensee*

10.3	License Agreement dated as of October 1, 1994 by and between American Railcar Industries, Inc. and ACF Industries, Incorporated as Licensee*

10.4	Manufacturing Services Agreement dated as of October 1, 1994 between ACF Industries, Incorporated and American Railcar Industries, Inc., as ratified and amended on June 30, 2005*

10.5	Amended and Restated Railcar Servicing Agreement dated as of June 30, 2005 between American Railcar Industries, Inc. and American Railcar Leasing LLC*

10.6	Business Consultation Agreement for Human Resources Consultation between ACF Industries LLC and American Railcar Industries, Inc. dated April 1, 2005*

10.7	Business Consultation Agreement for Engineering Services between ACF Industries LLC and American Railcar Industries, Inc. dated April 1, 2005*

10.8	Guaranty of the Master Lease Agreement dated September 30, 1999 between The CIT Group, Inc./ Equipment Financing, Inc. and American Railcar Industries, Inc., as amended by ACF Industries, Incorporated for the benefit of American Railcar Industries, Inc.*

10.9	Loan Agreement dated as of July 1, 1996 between The Industrial Development Authority of the City of Jackson, Missouri and American Railcar Industries, Inc.*

10.9.A	Bond Guaranty Agreement dated as of July 1, 1996 by and among American Railcar Industries, Inc., ACF Industries, Incorporated and Fleet National Bank, as Trustee*

Exhibit
No.	Description of Exhibit
10.9.B	Deed of Trust and Security Agreement dated as of July 1, 1996 from American Railcar Industries, Inc. to E. Sid Douglas, III, as Mortgage Trustee and The Industrial Development Authority of The City of Jackson, Missouri as Issuer and Secured Party*

10.10	Loan Agreement dated as of June 1, 1995 between The Industrial Development Authority of The City of Kennett, Missouri and American Railcar Industries, Inc.*

10.10.A	Bond Guaranty Agreement dated as of June 1, 1995 by and among American Railcar Industries, Inc., ACF Industries, Incorporated and Fleet National Bank, as Trustee*

10.10.B	Deed of Trust and Security Agreement dated as of June 1, 1995 from American Railcar Industries, Inc. to E. Sid Douglas, III as Mortgage Trustee and The Industrial Development Authority of the City of Kennett, Missouri as Issuer and Secured Party*

10.11	Lease Agreement dated as of April 1, 1995 between the City of Paragould, Arkansas as Lessor and American Railcar Industries, Inc. as Lessee*

10.11.A	Bond Guaranty Agreement by and among American Railcar Industries, Inc. and ACF Industries, Incorporated and Fleet National Bank, as Trustee*

10.12	Amended and Restated Services Agreement dated as of June 30, 2005 between American Railcar Leasing LLC and American Railcar Industries, Inc.*

10.13	Indenture of Lease between St. Charles Properties and ACF Industries, Incorporated for the property located at Clark and Second Streets, St. Charles, MO, dated March 1, 2001 together with the Assignment and Assumption of Lease dated April 1, 2005 among ACF Industries LLC (as successor to ACF Industries, Incorporated), American Railcar Industries, Inc. and St. Charles Properties*

10.14	Promissory Note by American Railcar Industries, Inc. in favor of Arnos Corp. dated as of December 17, 2004*

10.15	Exchange and Redemption Agreement dated as of June 30, 2005 among American Railcar Industries, Inc., Hopper Investments, LLC, Highcrest Investors Corp., Buffalo Investors Corp. and American Railcar Leasing, LLC*

10.16	Loan and Security Agreement dated as of March 10, 2005 among American Railcar Industries, Inc. as Borrower, the lenders from time to time party thereto, and North Fork Business Capital Corporation, as Agent*

10.17	Corbitt Equipment Acquisition Agreement*

10.18	Multi-Year Purchase and Sale Agreement dated as of July 29, 2005 between American Railcar Industries, Inc. and The CIT Group/Equipment Financing, Inc.*†

10.19	American Railcar Industries, Inc. 2005 Equity Incentive Plan*

10.21	Promissory Note by American Railcar Industries, Inc. in favor of ACF Industries Holding Corp. dated as of January 1, 2005*

10.22	Assignment and Assumption, Novation and Release dated as of June 30, 2005 by and between ACF Industries Holding, Inc., American Railcar Industries, Inc., Gunderson Specialty Products, Inc., Gunderson, Inc., Castings, LLC, ASF-Keystone, Inc., Amsted Industries Incorporation and Ohio Castings Company, LLC*

10.23	Interest Transfer Agreement dated as of June 30, 2005 by and between ACF Industries Holding, Inc. and American Railcar Industries, Inc.*

Exhibit
No.	Description of Exhibit
10.24	Redemption Agreement between American Railcar Industries, Inc. and Vegas Financial Corp. dated as of January 3, 2006 *

10.25	Ohio Castings Company, LLC Amended and Restated Limited Liability Company Agreement, dated as of June 20, 2003*

10.26	Employment Agreement between American Railcar Industries, Inc. and James J. Unger, dated as of November 18, 2005*

10.27	Letter Agreement between American Railcar Industries, Inc. and James J. Unger, dated as of November 18, 2005*

10.28	Form of Option Agreement*

10.29	American Railcar Industries, Inc. 2005 Executive Incentive Plan*

10.30	Amended and Restated Employment Agreement dated as of January 4, 2006 between American Railcar Industries, Inc. and James A. Cowan*

10.31	Employee Benefit Plan Agreement dated as of December 1, 2005 between American Railcar Industries, Inc. and ACF Industries LLC.*

10.32	Trademark License Agreement dated as of June 30, 2005 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC.*

10.33	Summary Plan Description of Executive Survivor Insurance Plan Program of Insurance Benefits for Salaried Employees of American Railcar Industries, Inc.*

10.34	Supplemental Executive Retirement Plan of American Railcar Industries, Inc.**

10.35	Amended and Restated Loan and Security Agreement among American Railcar Industries, Inc., certain Lenders and North Fork Business Capital Corporation, as agent.**

21.1	Subsidiaries of American Railcar Industries, Inc.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer. **

31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer. **

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	We previously filed this as an exhibit to our Registration Statement on Form S-1 as amended (Registration No. 33-330284), and the previously filed exhibit is incorporated herein by reference.

**	Filed herewith.

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission.