Form 10-Q
period 2006-03-31
American Railcar Industries, Inc./DE
filed 2006-05-15
CIK 1344596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                                          to
Commission File No. 000-51728

AMERICAN RAILCAR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1481791
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Clark Street, St. Charles, Missouri	63301
(Address of principal executive offices)	(Zip Code)
(636) 940-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non—accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on April 26, 2006 was 21,207,773 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	December 31,	March 31,
	2005	2006

Assets
Current Assets
Cash and cash equivalents	$28,692	$27,938
Accounts receivable, net	38,273	44,013
Accounts receivable, due from affiliates	5,110	13,188
Inventories, net	88,001	98,464
Prepaid expenses	2,523	4,978
Deferred tax asset	1,967	1,184

Total current assets	164,566	189,765

Property, plant and equipment
Buildings	84,255	89,307
Machinery and equipment	68,187	78,431

	152,442	167,738
Less accumulated depreciation	65,398	67,622

Net property, plant and equipment	87,044	100,116
Construction in process	3,759	5,841
Land	2,182	2,381

Total property, plant and equipment	92,985	108,338

Debt issuance costs	565	236
Deferred offering costs	4,860	—
Goodwill	—	6,923
Other assets	26	38
Investment in joint venture	5,578	5,902

Total assets	$268,580	$311,202

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(In thousands, except per share amounts, unaudited)

	December 31,	March 31,
	2005	2006

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$33,294	$83
Accounts payable	55,793	51,500
Accounts payable, due to affiliates	4,457	3,215
Accrued expenses and taxes	7,675	8,606
Accrued compensation	7,243	9,539
Accrued dividends	11,336	636
Note payable to affiliate — current	19,000	—

Total current liabilities	138,798	73,579

Long - term debt, net of current portion	7,076	75
Deferred tax liability	5,364	7,093
Pension and post-retirement liabilities	10,522	10,303
Other liabilities	59	81
Mandatory redeemable preferred stock, stated value $1,000, 99,000 shares authorized, 1 share issued and outstanding at December 31, 2005, none outstanding at March 31, 2006	1	—

Total Liabilities	161,820	91,131

Commitments and contingencies	—	—

Shareholders’ equity:
New Preferred Stock, $.01 par value per share, stated value $1,000 per share, 500,000 shares authorized, 82,055 issued and outstanding at December 31, 2005, none outstanding at March 31, 2006	82,055	—
Common stock, $.01 par value, 50,000,000 shares authorized, 11,147,059 and 21,207,773 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	111	212
Additional paid-in capital	41,667	230,864
Accumulated deficit	(15,442)	(9,374)
Accumulated other comprehensive loss	(1,631)	(1,631)

Total shareholders’ equity	106,760	220,071

Total Liabilities and shareholders’ equity	$268,580	$311,202

See notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended,
	March 31,	March 31,
	2005	2006

Revenues:
Manufacturing operations (including revenues from affiliates of $11,098 and $15,027 in 2005 and 2006, respectively)	$120,694	$166,490
Railcar services (including revenues from affiliates of $5,771 and $5,982 in 2005 and 2006, respectively)	10,228	12,239

Total revenues	130,922	178,729
Cost of goods sold:
Manufacturing operations (including costs related to affiliates of $10,468 and $14,068 in 2005 and 2006, respectively)	115,517	148,256
Railcar services (including costs related to affiliates of $3,794 and $4,571 in 2005 and 2006, respectively)	8,252	10,213

Total cost of goods sold	123,769	158,469
Gross profit	7,153	20,260
Selling, administrative and other	3,399	5,145
Stock based compensation expense	—	3,550

Earnings from operations	3,754	11,565
Interest income (including interest income from affiliates of $823 and $0 in 2005 and 2006, respectively)	868	486
Interest expense (including interest expense to affiliates of $828 and $98 in 2005 and 2006, respectively)	1,086	1,030
Earnings from joint venture	744	475

Earnings before income tax expense	4,280	11,496
Income tax expense	1,742	4,235

Net earnings	$2,538	$7,261

Less preferred dividends	(4,520)	(568)

Earnings (loss) available to common shareholders	$(1,982)	$6,693
Net earnings (loss) per common share — basic	$(0.18)	$0.35
Net earnings (loss) per common share — diluted	$(0.18)	$0.35
Weighted average common shares outstanding — basic	11,147	19,013
Weighted average common shares outstanding — diluted	11,147	19,139
See notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2005	2006

Operating activities:
Net earnings	$2,538	$7,261
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,525	2,290
Loss on the disposition of property, plant and equipment	—	401
Write-off of deferred financing costs	—	565
Stock based compensation	—	3,550
Change in joint venture investment as a result of earnings	(744)	(475)
Expense relating to pre-recapitalization liabilities	265	—
Provision for deferred income taxes	(3,595)	709
Provision for losses on accounts receivable	20	39
Changes in operating assets and liabilities:
Accounts receivable	(11,814)	(5,779)
Accounts receivable, due from affiliate	—	(8,078)
Inventories	(6,598)	(6,626)
Prepaid expenses	(5,003)	(2,443)
Accounts payable	26,509	(4,293)
Accounts payable, due to affiliate	—	240
Accrued expenses and taxes	12,644	3,208
Other	(1,466)	(181)

Net cash provided by (used in) operating activities	14,281	(9,612)

Investing activities:
Purchases of property, plant and equipment	(4,733)	(9,915)
Repayment of note receivable for affiliate (Castings LLC)	—	146
Acquisitions	—	(17,061)

Net cash used in investing activities	(4,733)	(26,830)

Financing activities:
Proceeds from sale of common stock	—	205,275
Offering costs		(14,667)
Preferred stock redemption	—	(82,056)
Preferred stock dividends	—	(11,904)
Increase in amount due from affiliate	(6,332)	—
Decrease in amount due to affiliate	(17,338)	(20,482)
Finance fees related to new credit facility	—	(265)
Proceeds from debt issuance	30,000	—
Repayment of debt	(18)	(40,213)

Net cash provided by financing activities	6,312	35,688

Increase (decrease) in cash and cash equivalents	15,860	(754)
Cash and cash equivalents at beginning of period	6,943	28,692

Cash and cash equivalents at end of period	$22,803	$27,938

See notes to the condensed consolidated financial statements.

American Railcar Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2005 and 2006
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. and subsidiaries (collectively the “Company” or “ARI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Balance Sheet as of December 31, 2005 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report attached on Form 10-K for the year ended December 31, 2005. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
Note 1—Description of the Business
The condensed consolidated financial statements of the Company include the accounts of American Railcar Industries, Inc. and its wholly owned subsidiaries. Through its subsidiary Castings, LLC (“Castings”), the Company has a one-third ownership interest in Ohio Castings Company, LLC (“Ohio Castings”), a limited liability company formed to produce steel railcar parts, such as sideframes, bolsters, couplers and yokes, for use or sale by the ownership group. All significant intercompany transactions and balances have been eliminated.
ARI manufactures railcars, custom designed railcar parts for industrial companies, railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing, LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by selected customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.4% and 0.2% of total company revenues for the three months ended March 31, 2005 and 2006, respectively. Canadian assets were 0.2% and 0.4% of total company assets for the three months ended March 31, 2005 and 2006, respectively.
In 2003, ACF Industries Holding Corp. (ACF Holding), an affiliate of ARI, formed a wholly-owned subsidiary, Castings. Castings has a one-third ownership interest in Ohio Castings. In June 2005, ARI purchased Castings from ACF Holding. The transaction was consummated on January 1, 2005. The cost of the acquisition was $12.0 million represented by a demand note that the Company paid in January, 2006. However, as Castings was owned by an entity with ownership common to ARI, the investment in subsidiary is recorded at the date of inception of Castings, June, 2003, at book value. The purchase price was recorded at full value as a payable to affiliate and the excess of fair value over cost, totaling $5.6 million, is presented as a distribution from equity.
On July 20, 2004, the Company formed American Railcar Leasing LLC (“ARL”), a wholly owned subsidiary. ARL’s primary business is the leasing of railcars. The subsidiary was capitalized through the issuance of common and preferred stock. The Company’s investment in ARL was $116.7 million and $151.7 million at December 31, 2004 and June 30, 2005, respectively. Preferred stock of ARL was issued to affiliated companies in exchange for contributions of cash or railcars totaling $102.7 million. In January 2005, ARI obtained an additional $35.0 million of ARL common stock resulting in a carrying value of $151.7 million.
On June 30, 2005, in anticipation of the initial public offering (see Note 3), the Company sold its common interest in ARL for $125.0 million to affiliated companies in return for the preferred stock investment, valued at $116.1 million, plus accrued dividends of $8.9 million that those affiliates held in the Company. At December 31, 2004, the Company’s investment in ARL was $116.7 million. This investment was eliminated as of December 31, 2004 in order to present the Company on a stand alone basis. New preferred stock of $86.5 million plus accrued dividends of $3.5 million were eliminated from ARI’s equity and a charge of $26.7 million was recorded to additional paid in capital to reflect the difference between the final transfer price of $125.0 million and the ultimate carrying value of the Company’s investment in ARL of $151.7 million. The 2005 financial statements reflect a reduction of New Preferred Stock of $29.6 million plus accrued dividends of $5.4 million to eliminate the additional investment of

American Railcar Industries, Inc. and Subsidiaries

$35.0 million made in that period. ARI retained no liabilities or other interests in ARL as a result of this sale. The presentation of the Company’s operations has been prepared on a standalone basis excluding ARL’s operations for all periods. Any differences related to the amounts originally capitalized and the amount paid for ARL in the sale have been recorded through adjustments to shareholders’ equity, including certain tax benefits that the Company received as a result of utilizing the Company’s previously incurred tax losses. The Company recorded a deferred tax asset of $12.5 million and $2.0 million in 2004 and 2005, respectively, for those net operating loss carry forwards, as the Company has the legal right to utilize them for tax purposes.
The following table discloses the preferred stock transactions and the effect on additional paid-in-capital reflecting the elimination of the Company’s investment in ARL for the years ended December 31, 2004 and 2005.

	New preferred	Additional paid in
	stock	capital
	(in thousands)
January 1, 2004	—	$11,484
New preferred stock issued in exchange for mandatorily redeemable preferred stock	95,517	—
Capital contribution	102,654	42,482
Exchange of common interest in ARL for new preferred stock	(86,486)	(26,670)
ARL deferred tax assets	—	12,522
Other	—	1,431

December 31, 2004	$111,685	$41,249

Exchange of common interest in ARL for new preferred stock	$(29,630)	—
Tax benefit of ARL NOL	—	(2,023)
Other	—	2,441

December 31, 2005	$82,055	$41,667

Acquisition
On March 31, 2006, the Company acquired all of the common stock of Custom Steel, Inc., (“Custom Steel”) a subsidiary of Steel Technologies, Inc. Custom Steel operates a facility, located adjacent to our component manufacturing facility in Kennett, Missouri, that produces value-added fabricated parts that primarily support our railcar manufacturing operations. Prior to the acquisition, ARI was Custom Steel’s primary customer. The purchase price was approximately $17.1 million, which resulted in goodwill of approximately $6.9 million, of which zero will be deductible for tax purposes. The purchase price includes a true up adjustment of $1.7 million which was paid back to the Company due to lower inventory levels at the time of the closing. Just prior to the closing, the Company paid off all payables due to Custom Steel which totaled $5.3 million.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At March 31, 2006
(in millions)

Inventory	$3.9
Property, plant and equipment	8.1
Goodwill	6.9
Deferred tax liability assumed	(1.8)
The acquisition was accounted for under the purchase method of accounting, with the purchase price being allocated to the assets acquired based on relative fair values.

American Railcar Industries, Inc. and Subsidiaries

Note 2—Summary of Significant Accounting Policies
Significant accounting policies are described below.
Revenue recognition
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and shipment, which is when title and risk for any damage or loss with respect to the railcars passes to the customer. In some cases, paint and lining work may be outsourced and, as a result, the sale will not be recorded until the railcars are shipped from the independent contractor and accepted by the customer. Revenues from railcar and industrial parts and components are recorded at the time of product shipment, in accordance with the contractual terms. Revenue for railcar maintenance services are recognized upon completion and shipment of railcars from the Company’s plants. The Company does not bundle railcar service contracts with new railcar sales. Revenue for fleet management services are recognized as performed.
The Company records amounts billed to customers for shipping and handling as part of sales in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, and records related costs in cost of sales.
Debt issuance costs
Debt issuance costs were incurred in connection with the issuance of long-term debt in 2005 and the amended and restated revolving credit facility in 2006, and are amortized over the term of the related debt, utilizing the effective interest method.
Inventories
Inventories are stated at the lower of average cost or market on a first-in, first-out basis, and include the cost of materials, direct labor and manufacturing overhead.
Accounts receivable
The Company carries its accounts receivable at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its account receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are placed for collection on a limited basis once all other methods of collection have been exhausted. Once it has been determined that the customer is no longer in business and/or refuses to pay, the accounts are written off.
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
ARI also participates in defined contribution retirement plans, health care and life insurance plans. Benefit costs are accrued during the years employees render service.

American Railcar Industries, Inc. and Subsidiaries

Income taxes
ARI accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of ARI’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled.
Ohio Castings joint venture
The Company uses the equity method to account for its investment in Ohio Castings. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue instead of when they are realized. Advances and distributions are charged and credited directly to the investment account. Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and to the Company and the other joint venture partner in Ohio Castings at cost plus a licensing fee. Ohio Castings is currently in the process of consolidating its operations in one facility, which involves the closing of one of its facilities. The Company does not believe that this closing will have a material financial impact on the Company.
The Company has determined that, although the joint venture is a variable interest entity (“VIE”), the Company is not the primary beneficiary and the joint venture should not be consolidated in the Company’s financial statements. The risk of loss to Castings and the Company is limited to its investment in the VIE and its one third share of its guarantee of Ohio Castings debt which was approximately $0.1 million at March 31, 2006.
The cost of railcar manufacturing for the three months ended March 31, 2005 and 2006 included $5.6 million and $12.0 million, respectively, in products produced by Ohio Castings.
The carrying amount of the investment in Ohio Castings by Castings was $5.6 million and $5.9 million at December 31, 2005 and March 31, 2006, respectively.
Summary combined financial information for Ohio Castings, the investee company, as of and for the year ended December 31, 2005 and three months ended March 31, 2006 follows:

	December 31, 2005	March 31, 2006
	(in thousands)
Financial position
Current assets	$18,302	$20,751
Property, plant, and equipment, net	15,380	15,289

Total assets	33,682	36,040

Current liabilities
Long-term debt	14,540	10,355
Total liabilities	11,663	16,782

	26,203	27,137

Member’s equity	$7,479	$8,903

Summary consolidated results of operations for the three months ended March 31, 2005 and 2006.

American Railcar Industries, Inc. and Subsidiaries

	March 31, 2005	March 31, 2006
	(in thousands)
Results of operations
Sales	$28,740	$37,339

Earnings from operations	2,205	1,327

Net earnings	$2,211	$1,424

Impairment of long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long- lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses have been recorded for the year ended December 31, 2005. The Company reduced the carrying value of equipment purchased under a lease agreement from an unrelated third party by $0.4 million in the first quarter of 2006, for its manufacturing plants which is reflected in the consolidated statement of operations under costs of manufacturing operations.
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
Foreign currency translation
Balance sheet amounts from the Company’s Canadian operation are translated at the exchange rates in effect at quarter-end or year-end, and operations statement amounts are translated at the average rates of exchange prevailing during the quarter or year. Currency translation adjustments are included in Shareholders’ Equity.
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustment and the Company’s minimum pension liability adjustment, which is shown net of tax.
Retained earnings
ARI was recapitalized on October 1, 1994, when ACF Industries LLC (ACF), the former holder of ARI’s common stock, transferred to ARI the old common stock of ARI along with the assets and liabilities of ACF’s railcar maintenance and railcar parts manufacturing businesses (the “1994 ACF asset transfer”). In exchange, ACF received 57,306 shares of ARI’s newly issued mandatorily redeemable preferred stock. New shares of ARI’s common stock were issued to Carl C. Icahn, Chairman of the Board of ACF, in exchange for cash of $6.4 million. In October 1998, ARI redeemed 57,305 shares of the preferred stock and the remaining share of preferred stock was transferred to Mr. Icahn. As ARI and ACF are entities under common control, accounting principles generally accepted in the United

American Railcar Industries, Inc. and Subsidiaries

States of America require that ARI’s initial carrying value of assets transferred to it from ACF and the purchase of Castings be equal to ACF’s historical net book value at the time of transfer. The excess of the fair value paid over the net book value of assets and liabilities transferred to ARI is reflected as a distribution of retained earnings and has the effect of reducing shareholders’ equity by $24.8 million as of December 31, 2005 and March 31, 2006. Of that amount, $19.2 million was recorded at the formation of ARI, and $5.6 million was recorded in 2003 from the acquisition of Castings. In 2004, the Company recorded a $0.75 million return of capital from Castings.
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
Stock-based compensation
The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“123R”), Share-Based Payments, to stock option awards issued. The compensation cost recorded for these awards will be based on their grant-date fair value required by Statement 123(R).
Goodwill
In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill and other intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its carrying value. The Company adopted this standard upon the acquisition of Custom Steel which resulted in goodwill of $6.9 million, as described in Note 1. The Company plans to perform the goodwill impairment test required by SFAS No. 142 as of March 1 of each year.
Recent accounting pronouncements
In December 2004, the FASB issued SFAS 123R, which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123 generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.
In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, to provide additional guidance to public companies in applying the provisions of Statement 123R. During 2005, the FASB issued three FASB Staff Positions (“FSP”): FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R,” and FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has adopted the provisions of SAB 107 in conjunction with the adoption of Statement 123R and also considers the guidance provided in the FSPs. The revised provisions of SFAS No. 123 became

American Railcar Industries, Inc. and Subsidiaries

effective for the Company on January 19, 2006.
In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement 143, Accounting for Asset Retirement Obligations (FASB 143). This interpretation clarifies the term conditional asset retirement obligation as used in FASB 143 and refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company adopted FIN 47 at December 31, 2005. There was no change to operating results as a result of this adoption.
On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company adopted SFAS 154 at December 31, 2005. There was no change to operating results as a result of this adoption.
Note 3—Initial Public Offering
On January 19, 2006, the Company’s registration statement on Form S-1 (Registration No. 333-130284) was declared effective and, on that same date, the Company filed a registration statement on Form S-1 pursuant to Rule 462(b) under the Securities Act (Registration No. 333-131162) (collectively, the “Registration Statement”). Pursuant to the Registration Statement, as amended, the Company registered 9,775,000 shares of common stock (8,500,000 shares offered by the Company and an additional 1,275,000 shares offered by the Company pursuant to the exercise of the underwriters’ over-allotment option), par value $0.01 per share, with an aggregate offering price of $205.3 million. On January 24, 2006, the Company completed the sale of 9,775,000 shares of common stock to the public at a price of $21.00 per share. The stock offering resulted in gross proceeds to the Company of $205.3 million. Expenses related to the offering were $13.3 million for underwriting discounts and commissions. The Company received net proceeds of $192.0 million in the offering. As of March 31, 2006, the net proceeds from the offering were applied as follows (in millions):

Redemption of all outstanding shares of preferred stock	$94.0
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Acquisition of Custom Steel	17.1
Payment of payables in connection with acquisition	5.3
Investment in plant, property and equipment	9.9
Offering costs paid during the first quarter	1.4

Total uses	$189.1

As a result, as of March 31, 2006, there were approximately $2.9 million of proceeds remaining from the offering available for working capital and general corporate purposes.

American Railcar Industries, Inc. and Subsidiaries

Note 4—Accounts Receivable
The allowance for doubtful accounts consists of the following:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Beginning Balance	$510	$849
Bad debt expense	20	39
Accounts written off	(1)	(2)
Recoveries	2	2

Ending Balance	$531	$888

Note 5—Inventories
Inventories consist of the following:

	December 31,	March 31,
	2005	2006
	(in thousands)
Raw materials	$49,246	$53,143
Work-in-process	26,301	33,949
Finished products	14,772	13,861

Total inventories	90,319	100,953
Less reserves	2,318	2,489

Total inventories, net	$88,001	$98,464

Inventory reserves consist of the following:

	December 31,	March 31,
	2005	2006
	(in thousands)
Beginning Balance	$2,679	$2,318
Provision	273	171
Write off	(634)	—

Ending Balance	$2,318	$2,489

American Railcar Industries, Inc. and Subsidiaries

Note 6—Long-Term Debt
Long-term debt consists of the following:

	December 31,	March 31,
	2005	2006
	(in thousands)
Revolving line of credit	$31,852	$—
Industrial revenue bonds secured by certain buildings and manufacturing equipment and guaranteed by ACF and ACF Holding, with effective interest rates ranging from 6.75% to 8.5%, principal amounts due through the year 2011	8,340	—
Other	178	158

Total long-term debt, including current portion	40,370	158
Less current portion of debt	33,294	83

Total long-term debt, net of current portion	$7,076	$75

Concurrent with the completion of the initial public offering, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”) with North Fork Business Capital Corporation, as administrative agent for various lenders. The revolving credit facility has a total commitment of the lesser of (i) $75.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials and finished goods inventory. In addition, the revolving credit facility includes a $15.0 million capital expenditure sub-facility that is based on a percentage of the costs related to capital projects the Company may undertake. The revolving credit facility has a three-year term. Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of March 31, 2006, the Company was in compliance with all of its covenants under this Agreement.
The fair value of long-term debt was approximately $40.4 million and $0.2 million at December 31, 2005 and March 31, 2006, respectively, as calculated by discounting cash flows through maturity using ARI’s current rate of borrowing for similar liabilities.
Note 7—Warranties
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
Changes in the Company’s warranty reserve, which is reflected on the balance sheet in accrued expenses, are as follows:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Liability, beginning of period	$1,630	$1,237
Expense for new warranties issued	62	466
Warranty claims	(175)	(469)

Liability, end of period	$1,517	$1,234

American Railcar Industries, Inc. and Subsidiaries

Note 8—Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2005	2006
Weighted average basic common shares outstanding	11,147,059	19,013,011
Dilutive effect of employee stock options	—	126,367

Weighted average diluted common shares outstanding	11,147,059	19,139,378

Note 9—Stock based Compensation
Concurrent with the pricing of the offering, the Company granted options to purchase a total of 484,876 shares of common stock under the 2005 equity incentive plan (the “2005 plan”). These options were granted at an exercise price equal to the initial public offering price. The options have a term of five years and vest in equal annual installments over a three-year period. The Company determined that the stock option expense for all these options will total approximately $3.5 million over the next three years using a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; 5-year term; interest rate of 4.35%; and dividend yield of 1%. The Company accounts for the Plan under the recognition and measurement principles of SFAS No. 123R, Share-Based Payment, and its related provisions.
The 2005 plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1.0 million shares of our common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. If any award expires, or is terminated, surrendered or forfeited, then shares of common stock covered by the award will again be available for grant under the 2005 plan. The 2005 plan is administered by the Company’s board of directors or a committee of the board.
In connection with the initial public offering, the Company issued 285,714 shares of the Company’s common stock to Mr. Unger, currently its Chief Executive Officer. 114,286 of these shares will be transferable without contractual restrictions by Mr. Unger six months after issuance. An additional 85,714 of these shares will be transferable without contractual restrictions by Mr. Unger twelve months after issuance. The remaining 85,714 shares will be transferable without contractual restrictions by Mr. Unger eighteen months after issuance. In connection with this issuance, the Company recorded compensation expense of $2.4 million on the date of the grant. An additional $3.6 million in compensation expense will be recognized ratably over a one year vesting period starting in February 2006.
As indicated in Note 2, we adopted the provisions of SFAS 123R in the first quarter of 2006. In the three months ended March 31, 2006, we recognized stock-based compensation expense of $3.6 million in our condensed consolidated financial statements, which included $0.6 million for stock options and $3.0 million for restricted stock awards.

American Railcar Industries, Inc. and Subsidiaries

The following is a summary of the changes in outstanding options for the three months ended March 31, 2006:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life

Outstanding at the beginning of period	—	—
Granted	484,876	$21.00	58 months
Outstanding at the end of period	484,876	$21.00	58 months
Exercisable at end of period	—
Note 10—Related Party Transactions
In connection with the 1994 ACF asset transfer, described in Note 2, the Company entered into the following administrative and operating agreements with ACF, effective as of October 1, 1994:
Manufacturing services agreement
Under the manufacturing services agreement, ACF agreed to manufacture and distribute, at the Company’s instruction, various products using certain assets that the Company acquired pursuant to the 1994 ACF asset transfer agreement. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. Components supplied to ARI by ACF include tank railcar heads, wheel sets and various structural components. In the three months ended March 31, 2005 and 2006, ARI purchased inventory of $16.9 million and $22.5 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
Administration Agreement
Under this agreement, ACF agreed to provide the Company with office facilities and administrative services, primarily information technology services. In exchange for the facilities and services, the Company agreed to pay ACF based on agreed upon rates. Management believes that these allocation methods are reasonable for the relevant costs. Total amounts incurred under this agreement totaled $0.4 million at March 31, 2005. The agreement was terminated on April 1, 2005.
Railcar Servicing Agreement
Under this agreement, the Company agreed to provide ACF with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ACF. ACF agreed to compensate the Company based on agreed upon rates. The agreement was terminated on April 1, 2005. No amounts were recorded for the three months ended March 31, 2005.
Supply Agreement
Under this agreement, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement totaled $0.1 million at March 31, 2005 and is included under revenue from affiliates on the statement of operations. No revenue was recorded under this arrangement for the three months ended March 31, 2006.

American Railcar Industries, Inc. and Subsidiaries

In 2004, the Company entered into the following agreements with ACF and ARL:
Railcar Management Agreements
Under this agreement, the Company provided ARI First and ARI Third, subsidiaries of ARL, with marketing, leasing, administration, maintenance, record keeping and insurance services for railcars owned by ARI First and ARI Third. In exchange for these services, ARI First and ARI Third paid the Company a management fee which totaled $0.6 million for the three months ended March 31, 2005, which is included under revenue from affiliates on the statement of operations. No revenue was recorded under this arrangement for the three months ended March 31, 2006.
ACF Administration Agreement
The ACF Administration agreement was entered into with ACF and ARL. Under the agreement, ACF agreed to provide certain management services which were required under the railcar management agreement with ARI First and ARI Third described above. Fees paid to ACF under this agreement were equal to the fees the Company charged to ARI First and Third under the railcar management agreement and totaled $0.6 million for the three months ended March 31, 2005, which is included under cost related to affiliates on the statement of operations. No fees were paid during the three months ended March 31, 2006.
These two arrangements were terminated on June 30, 2005, when ARI assigned its management agreements for ARI First LLC and ARI Third LLC to ARL.
In 2004, 2005 and 2006, the Company entered into the following agreements with ARL and its subsidiaries:
ARL Railcar Services Agreement
Under this agreement, ARL provided the Company with railcar services which the Company was required to provide to ARI First and ARI Third under the railcar management agreement. The Company paid ARL an amount equal to the amounts paid to the Company by ARI First and ARI Third under the railcar management agreement which totaled $0.6 million for the three months ended March 31, 2005 and it is included under cost of goods sold on the statement of earnings. This agreement was terminated on July 1, 2005.
ARL Railcar Servicing Agreement
Under this agreement, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. Revenue of $5.8 million and $6.0 million for the three months ended March 31, 2005 and 2006, were recorded under this arrangement which is included under revenue from affiliates on the statement of operations. The agreement extends through June 30, 2006 and is automatically renewable unless either party provides at least six months prior notice of termination. Termination by the Company would result in a fee payable to ARL of $0.5 million.
ARL Services Agreement
Under this agreement, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by Mr. Unger which is further described in Note 12. Under the agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based on agreed upon a fixed annual fee. Total fees paid to ARL were $0.5 million for the three months ended March 31, 2006. No fees were paid to ARL during the three months ended March 31, 2005. Amounts billed to ARL totaled $0.03 million for the three months ended March 31, 2005. No amounts were billed to ARL during the three months ended March 31, 2006. These balances are included in revenues and costs related to affiliates on the statement of operations. Either party may terminate any of these services, and the associated costs for these services, on at least six months prior notice at any time prior to the termination of the agreement on December 31, 2007.

American Railcar Industries, Inc. and Subsidiaries

Trademark License Agreement
Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI receives annual fees of $1,000 in exchange for this license.
ARL Sales Contract
On March 31, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 tank railcars in 2007. We have in the past manufactured and sold railcars to ARL on a purchase order basis. When we entered into this agreement, we planned to produce these tank railcars with new manufacturing capacity that we expected to have available beginning in January 2007. The agreement also includes options for ARL to purchase up to an additional 300 covered hopper railcars in 2007, should additional capacity become available, and 1,000 tank railcars and 400 covered hopper railcars in 2008. No assessment has yet been made as to what, if any, impact the recent storm damage to the Company’s tank railcar manufacturing facility in Marmaduke, Arkansas, might have on this contract.
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
ARI recorded total expenses relating to benefits and environmental liabilities of $0.8 million in the three months ended March 31, 2005. Included in the total expenses incurred were amounts related to pre-capitalization liabilities retained by ACF, which are reflected as additional paid-in capital, totaling $0.3 million in the three months ended March 31, 2005. Effective December 1, 2005, the Company separated pension and post retirement obligations from ACF. As such, pre-recapitalization expenses related to pension and post retirement benefits will no longer be paid by ACF on ARI’s behalf.
ARI entered into a note payable with ACF Holding, an affiliate, for $12.0 million effective January 1, 2005 in connection with the purchase of Castings (Note 1). This note was paid off in full in connection with the initial public offering, as discussed in Note 3.
Agreements with Affiliated Parties
During 2004, ARI advanced $165.0 million to Mr. Icahn under a secured note due in 2007 and bearing interest at prime plus 1 3/4%. Interest income on the note was $0.8 million for the three months ended March 31, 2005. On January 26, 2005, the ARL operating agreement was amended and an assignment and assumption agreement was executed whereby ARI transferred its interest in the $165.0 million secured note receivable from Mr. Icahn to ARL in exchange for 35,000 A Units of ARL and in satisfaction of the $130.0 million note issued to ARL, as discussed below.
During 2004, ARL advanced $130.0 million to ARI under a note due in 2007 and bearing interest at prime plus 1 1/2%. Interest expense on the note was $0.6 million for the three months ended March 31, 2005. As discussed above, this note was fully satisfied on January 26, 2005.
On December 17, 2004, ARI borrowed $7.0 million under a note payable to Arnos Corp., an affiliate. The note bears interest at prime plus 1 3/4% and was payable on demand. Interest expense on the note was $0.1 million for the three months ended March 31, 2005. No interest expense was recorded for the year ended December 31, 2004, as interest did not start accruing until January 1, 2005. This note was fully satisfied on January 26, 2005.
As of March 31, 2005, amounts due to affiliates included $19.9 million in payables to ACF and ARL. Included in amounts due from affiliates at March 31, 2005 were $1.2 million in receivables from Carl Icahn and Ohio Castings. As of March 31, 2006, amounts due to affiliates included $3.2 million in accounts payable to ACF. Included in amounts due from affiliates at March 31, 2006 were $13.2 million in accounts receivable from ACF and ARL.

American Railcar Industries, Inc. and Subsidiaries

In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three months ended March 31, 2006.
Cost of railcar manufacturing for the three months ended March 31, 2005 and 2006 includes $5.6 million and $12.0 million, respectively, in railcar products produced by Ohio Castings, which is partially owned by Castings, as described in Note 1. Expenses of $0.6 million and $0.1 million paid to Castings under a supply agreement are included in the cost of railcar manufacturing for the three months ended March 31, 2005 and 2006, respectively. Inventory at March 31, 2005 and 2006 includes approximately $4.5 million and $4.8 million, respectively, of purchases from Ohio Castings.
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note which was due January 2004. The note was renegotiated in 2005 with a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $2.3 million and $1.8 million at March 31, 2005 and 2006, respectively.
Note 11—Pension Plans
ARI is the sponsor of two defined benefit plans that cover certain executives and employees at certain of its manufacturing facilities and a supplemental executive retirement plan (SERP). The Company uses a measurement date of October 1 for all pension plans, except for the Shipper’s Car Line Pension Plan, which has a measurement date of December 1, which is the date the Company became the sponsoring employer of that plan. The plan’s assets are held by independent trustees and consist primarily of equity and fixed income securities.
The Company also provides certain postretirement health care benefits for certain of its salaried and hourly retired employees. The measurement date for the post-retirement plan is December 1, which is the date the Company assumed the sponsorship of the plan. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.
The Company recorded total expenses relating to these plans of $0.2 million in the three months ended March 31, 2006. The Company recorded total expense of $0.03 million in the three months ended March 31, 2005.
The components of net periodic benefit cost for the three months ended March 31, 2005 and 2006 are as follows:

American Railcar Industries, Inc. and Subsidiaries

	Pension Benefits
	Three Months Ended March 31,
	2005	2006
	(in thousands)
Service cost	$5	$45
Interest cost	51	199
Expected return on plan assets	(48)	(182)
Recognized gains and losses	20	48
Prior service cost recognized	—	—

Net periodic benefit cost recognized	$28	$110

	Postretirement Benefits
	Three Months Ended March 31,
	2005	2006
	(in thousands)
Service cost	$—	$3
Interest cost	—	52

Net periodic benefit cost recognized	$—	$55

The Company’s policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. ARI does not currently have minimum funding requirements, as set forth in employee benefit and tax laws. All contributions made to the funded pension plans for 2005 and 2006 were voluntary and were made with cash generated from operations.
The Company also maintains qualified defined contribution plans which provide benefits to their employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million and $0.2 million for the three months ended March 31, 2005 and 2006, respectively. Selected ARI salaried employees participated in the ACF Industries, Inc. Savings and Investment Plan, and the expense is included above.
Note 12—Commitments and Contingencies
The Company leases certain facilities from an entity owned by its Chief Executive Officer, certain affiliates of ARI and third parties. Total rent expense on these leases were approximately $1.9 million and $1.4 million for the three months ended March 31, 2005 and 2006, respectively. Expenses to related parties included in the amounts above were $0.2 million, for the three months ended March 31, 2005 and 2006.
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

American Railcar Industries, Inc. and Subsidiaries

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
ARI is a party to collective bargaining agreements with labor unions at its Longview, Texas and North Kansas City, Missouri repair facilities and at its Longview, Texas steel foundry and components manufacturing facility. These agreements expire in January 2008, September 2007, and April 2008, respectively. ARI is also party to a collective bargaining agreement at our Milton, Pennsylvania repair facility, which will expire on June 19, 2006. At the present time, there are no workers at Milton, as the site is idled.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.
The Company was named a party to a suit in which the plaintiff alleges the Company was responsible for the malfunction of a valve which was remanufactured in 2004 by a third party. The Company believes it has no responsibility for this malfunction and has meritorious defense against any liability in this case. In any event, it is not possible to estimate the expected settlement, if any, that any party might be held accountable for at this time as the case is in its early stages.
We entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at our railcar production facilities. The agreements have terms of two and three years respectively. We have agreed to purchase a combined total of $67.6 from these two suppliers over three years. In 2006, 2007 and 2008 we expect to purchase $16.0 million, $27.1 million and $24.5 million respectively under these agreements.
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
Note 13—Common Stock, Mandatorily Redeemable Preferred Stock, and New Preferred Stock
On January 19, 2006, the Company’s registration statement was declared effective. Pursuant to the Registration Statement, as amended, the Company registered 9,775,000 shares of common stock (8,500,000 shares offered by the Company and an additional 1,275,000 shares offered by the Company pursuant to the exercise of the underwriters’ over-allotment option), par value $0.01 per share. On January 24, 2006, the Company completed the sale of 9,775,000 shares of common stock to the public at a price of $21.00 per share. In connection with the offering, the Company redeemed all mandatorily redeemable preferred stock and new preferred stock, including accrued dividends of $11.9 million, for a total of $94.0 million.

American Railcar Industries, Inc. and Subsidiaries

In February, 2006, the Board of Directors of the Company declared a cash dividend of $.03 per share of common stock of the Company to shareholders of record at the close of business on March 22, 2006. Dividends of $0.6 million have been accrued as of March 31, 2006. These dividends were paid on April 6, 2006.
Note 14—Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments; manufacturing operations and railcar services. The accounting policies of the segments are the same as those described in Note 2. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties.
The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

As of and for the three months	Manufacturing		Corporate & all
ended March 31, 2005	Operations	Railcar Services	other	Eliminations	Totals
	(in thousands)

Revenues from external customers	$120,694	$10,228	$—	$—	$130,922
Intersegment revenues	238	772	—	(1,010)	—
Cost of goods sold — external customers	115,517	8,252	—	—	123,769
Cost of intersegment sales	212	590	—	(802)	—

Gross profit	5,203	2,158	—	(208)	7,153
Selling, administration and other	711	232	2,456	—	3,399

Earnings (loss) from operations	$4,492	$1,926	$(2,456)	$(208)	$3,754

Total assets	$166,412	$30,017	$72,151	$—	$268,580
Capital expenditures	4,531	196	6	—	4,733
Depreciation and amortization	1,040	479	6	—	1,525

As of and for the three months	Manufacturing		Corporate & all
ended March 31, 2006	Operations	Railcar Services	other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$166,490	$12,239	$—	$—	$178,729
Intersegment revenues	901	178	—	(1,079)	—
Cost of goods sold — external customers	148,256	10,213	—	—	158,469
Cost of intersegment sales	933	138	—	(1,071)	—

Gross profit	18,202	2,066	—	(8)	20,260
Selling, administration and other	1,472	493	6,730	—	8,695

Earnings (loss) from operations	$16,730	$1,573	$(6,730)	$(8)	$11,565

Total assets	$233,900	$32,753	$44,549	$—	$311,202
Capital expenditures	9,915	—	—	—	9,915
Depreciation and amortization	1,760	495	35	—	2,290
Manufacturing Operations
Revenues from affiliates were 8% and 8% of total revenues for the three months ended March 31, 2005 and 2006, respectively. Revenues from one significant customer totaled 21% and 32% of total revenues for the three months ended March 31, 2005 and 2006, respectively. Revenues from two significant customers were 38% and 46% of total revenues for the three months ended March 31, 2005 and 2006, respectively. Receivables from one significant customer were 29% and 14% of total accounts receivable at March 31, 2005 and 2006, respectively. Receivables

American Railcar Industries, Inc. and Subsidiaries

from two significant customers were 42% and 20% of total accounts receivable at March 31, 2005 and 2006, respectively.
Railcar services
Revenues from affiliates were 4% and 3% of total revenues for the three months ended March 31, 2005 and 2006, respectively. No single customer accounted for more than 10% of total services revenue for the three months ended March 31, 2005 and 2006.
Note 15—Supplemental Cash Flow Information
ARI received interest income of $0.9 million and $0.5 million for the three months ended March 31, 2005 and 2006, respectively.
ARI paid interest expense of $1.1 million and $1.0 million for the three months ended March 31, 2005 and 2006, respectively.
ARI paid taxes of $.04 million and $1.4 million for the three months ended March 31, 2005 and 2006, respectively.
In January 2005, ARI exchanged the $165.0 million secured note with Mr. Icahn to ARL in satisfaction of the $130.0 million note owed to ARL plus $35.0 million of common interest in ARL.
In the first three months ended March 31, 2006, the Company incurred stock based compensation expense of $3.0 million in connection with the initial public offering for the issuance of shares to the Company’s Chief Executive Officer. The Company’s stock option expense for the three months ended March 31, 2006 was $0.6 million.
In January 2006, in connection with the initial public offering, the Company incurred a compensation expense of $0.5 million for its Chief Financial Officer which is payable in 2007.
In February 2006, the Board of Directors of the Company declared a common stock dividend of $0.03 per share to shareholders that was paid on April 6, 2006 to shareholders of records as of March 22, 2006.
Note 16—Subsequent Events
On April 2, 2006, the Company’s Marmaduke, Arkansas tank railcar manufacturing facility and associated equipment was damaged by a tornado. The Company has substantially completed its initial evaluation of the damage. While the majority of the facility suffered only minor damage, the portion of the facility that processed inbound material as well as equipment associated with material handling, plate steel blasting and sheet rolling was destroyed by the storm. The tornado also destroyed an empty building that was nearing completion to receive inbound material and store inventory. The clean up of debris is nearing completion, and the Company has recently begun the building reconstruction. The major equipment items that will require replacement have been ordered. The Company estimates that tank railcar production could resume in mid to late August, although the Company cannot at this time assure a firm date by which production may resume. Through the date of this filing, no Company customer has cancelled any contracts for the manufacture of tank railcars.
The Company received written confirmation from its insurance carrier that the Company’s insurance provides coverage for the wind and rain damage to its property and for business interruption as a direct result of the insured damage. The Company’s various insurance coverages have deductibles that must be satisfied before insurance coverage may be applied. These deductibles are a $100,000 property damage deductible and a 5-day equivalent time element deductible relating to the Company’s business interruption. Subject to these deductibles, the Company believes that substantially all of its damage from the storm will be covered by insurance and within the coverage limits of its policies. The insurance carrier has already made an initial payment of $7.5 million to the Company on its claim, and the Company is continuing to work with its carrier to further assess the amount of the damage and the insurable loss.

American Railcar Industries, Inc. and Subsidiaries

On April 3, 2006, the Company issued 75,000 options to purchase the Company’s common stock to the Company’s Chief Financial Officer with an exercise price of $35.69 per share. The options vest in three equal installments on April 3, 2008, April 3, 2009, and April 3, 2010.

American Railcar Industries, Inc. and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, financial position or performance to be materially different from any future results, financial position or performance expressed or implied by such forward-looking statements. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “forecast,” “estimate,” “plan,” “projected,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual results or those of our industry could differ materially from those projected in the forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, including:
•	risks associated with the storm damage and related business interruption suffered by our Marmaduke manufacturing facility, including without limitation:
•	the determination of the scope, amount and deductibles under our insurance coverage for that damage and business interruption;

•	the timing of insurance payments;

•	the delivery time for replacement equipment;

•	the time it will take to complete our rebuilding efforts;

•	delays that could extend the time of our plant shut-down;

•	the risk that our rebuilding efforts, plant shut down or associated delivery delays will result in unanticipated costs that may not be covered by insurance;

•	our ability to retain tank railcar customers or orders; and

•	our ability to retain our employees for that facility;
•	the difficulties of integrating acquired businesses with our own;

•	the cyclical nature of our business;

•	adverse economic and market conditions;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	our ability to maintain relationships with our suppliers of railcar components and raw materials;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the highly competitive nature of our industry;

•	the risk of damage to our primary railcar manufacturing facilities or equipment in Paragould or Marmaduke, Arkansas;

•	our reliance upon a small number of customers that represent a large percentage of our revenues;

•	the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;

•	our dependence on our key personnel;

•	the risks of a labor shortage in light of our recent growth;

American Railcar Industries, Inc. and Subsidiaries

•	risks associated with the conversion of our railcar backlog into revenues;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the cost of complying with environmental laws and regulations;

•	the costs associated with being a public company;

•	our relationship with Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, and his affiliates as a purchaser of our products, supplier of components and services to us and as a provider of significant capital, financial and managerial support;

•	potential failure by ACF Industries LLC, an affiliate of Carl Icahn our principal beneficial stockholder and the chairman of our board of directors to honor its indemnification obligations to us;

•	potential risk of increased unionization of our workforce;

•	our ability to manage our pension costs;

•	potential significant warranty claims; and

•	covenants in our existing revolving credit facility and other agreements as they presently exist and similar covenants that we expect in our amended and restated revolving credit facility governing our indebtedness that limit our management’s discretion in the operation of our businesses.
Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above under “Risk factors” in our Annual Report on Form 10-K filed on March 28, 2006 (the “Annual Report”) and in Part II- Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.
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
RECENT DEVELOPMENTS
On February 28, 2006, our Board of Directors declared a regular cash dividend of $0.03 per share of our common stock. The dividend was paid on April 6, 2006, to shareholders of record at the close of business on March 22, 2006.

American Railcar Industries, Inc. and Subsidiaries

On March 31, 2006, we completed the purchase of the stock of Custom Steel, Inc., a subsidiary of Steel Technologies, Inc. Custom Steel operates a facility located adjacent to our component manufacturing facility in Kennett, Missouri that produces value-added fabricated parts that primarily support our railcar manufacturing operations. The purchase price was approximately $17.1 million including approximately $3.9 million for inventories. The purchase price includes a true up adjustment of $1.7 million which was paid back to the Company due to lower inventory levels at the time of the closing. In 2005 and the first three months of 2006 we acquired $45.0 million and $11.5 million, respectively of parts from Custom Steel.
On March 31, 2006, we entered into an agreement with American Railcar Leasing LLC (“ARL”) to manufacture and sell to ARL 1,000 tank railcars in 2007. We have in the past manufactured and sold railcars to ARL on a purchase order basis. ARL is controlled by Carl C. Icahn, our majority beneficial stockholder and the chairman of our board of directors. When we entered into this agreement, we planned to produce these tank railcars with new manufacturing capacity that we expected to have available beginning in January 2007. The agreement also includes options for ARL to purchase up to an additional 300 covered hopper railcars in 2007, should additional capacity become available, and 1,000 tank railcars and 400 covered hopper railcars in 2008. No assessment has yet been made as to what, if any, impact the recent storm damage to our tank railcar manufacturing facility in Marmaduke, Arkansas, might have on this contract.
On April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing facility was damaged by a tornado. While the majority of the facility suffered only minor damage, the portion of the factory that processed inbound material as well as equipment associated with material handling, plate steel blasting and sheet rolling was destroyed by the storm. The tornado also destroyed the steel plate storage facility that was under construction and nearly completed. We have ordered the major equipment items that will require replacement. The facility is currently shut down, and we estimate that tank railcar production could resume in mid to late August, although we cannot at this time assure a firm date by which production may resume. Through the date of this filing, none of our customers has canceled any contracts for the manufacture of tank railcars. We have received written confirmation from our insurance carrier that our insurance provides coverage for the wind and rain damage to our property and for business interruption as a direct result of the insured damage. Our various insurance coverages have deductibles that must be satisfied before insurance coverage may be applied. These deductibles are a $100,000 property damage deductible and a 5-day equivalent time element deductible relating to our business interruption. Subject to these deductibles, we believe that substantially all of our damage from the storm will be covered by insurance and within the coverage limits of our policies. The insurance carrier has already made an initial payment of $7.5 million to us on our claim, and we are continuing to work with our carrier to further assess the amount of the damage and the insurable loss. Certain risks associated with this storm damage are set forth in “Part II—Item 1A — Risk Factors.”
Our revenues and manufacturing gross profits will be adversely affected by the shut-down of our Marmaduke facility. However, as set forth above, and subject to our deductibles and the risks and uncertainties set forth in this report, we expect that the profit impact of these adverse affects will be substantially offset by proceeds from our business interruption insurance. We also expect to recognize a gain on the repair and replacement of our facility and equipment that is funded from insurance proceeds, where the cost of repair or replacement is greater than the book value of the underlying property or equipment that is being replaced.
On April 3, 2006, the Company issued 75,000 options to purchase the Company’s common stock to the Company’s Chief Financial Officer with an exercise price of $35.69 per share. The options vest in three equal installments on April 3, 2008, April 3, 2009, and April 3, 2010.
RESULTS OF OPERATIONS
Three Months ended March 31, 2006 compared to Three Months ended March 31, 2005
Our earnings available to common shareholders for the three months ended March 31, 2006 were $6.7 million, compared to a loss of $2.0 million for the three months ended March 31, 2005, representing an increase of $8.7 million. In the first three months of 2006, we sold 1,980 railcars, which is 498 more than the 1,482 railcars we sold in the first three months of 2005. Most of our revenues for the first three months of 2006 included sales under contracts that allowed us to adjust our sale prices to pass on to our customers the impact of increases in the costs of certain raw materials, particularly steel, and components.

American Railcar Industries, Inc. and Subsidiaries

Revenues
Our revenues for the three months ended March 31, 2006 increased 36.5% to $178.7 million from $130.9 million in the three months ended March 31, 2005. This increase was primarily attributable to an increase in our revenues from manufacturing operations.

Our manufacturing operations revenues increased 37.9% to $166.5 million in the first three months of 2006 from $120.7 million in the first three months of 2005. This increase was primarily attributable to the delivery of an additional 498 railcars in the first three months of 2006 versus the comparable period of 2005, increased prices resulting from our ability to pass through our increased raw material and component costs and increases in the base unit price for some of our railcars. Our revenues from sales of railcars increased $46.4 million to $149.8 million in the first three months of 2006 from $103.4 million in the first three months of 2005. The additional deliveries of railcars in the first three months of 2006 reflected increased sales of covered hopper and tank railcars. The increased sales reflected our increased capacity at our Paragould facility supported by the continued strong backlog of orders for our railcars. For the first three months of 2006, our manufacturing operations included $15.0 million, or 8.4% of our total revenues, from transactions with affiliates, compared to $11.1 million, or 8.5% of our total revenues, in the first three months of 2005. These revenues were attributable to sales of railcars to companies controlled by Mr. Icahn.
Our railcar services revenues increased by $2.0 million to $12.2 million in the first three months of 2006, from $10.2 million in the first three months of 2005. This increase was primarily attributable to strong railcar repair demand. For the first three months of 2006, our railcar services revenues included $6.0 million, or 3.3% of our total revenues, from transactions with affiliates, compared to $5.8 million, or 4.4% of our total revenues, in the first three months of 2005.
Gross Profit
Our gross profit increased to $20.3 million in the first three months of 2006 from $7.2 million in the first three months of 2005. Our gross profit margin increased to 11.3% in the first three months of 2006 from 5.5% in the first three months of 2005, primarily reflecting improved margins in our manufacturing operations.
Our gross profit margin for our manufacturing operations increased to 11.0% in the first three months of 2006 from 4.3% in the first three months of 2005. This increase was primarily attributable to our ability to pass through increased raw material and component costs through variable pricing contracts, the shift in railcar mix, and improved efficiencies.
In the first three months of 2006, we were able to pass through most of our increased raw material and component costs. In the first three months of 2005, we were unable to pass through $1.2 million of $8.6 million of increased raw material and component costs. All of our current railcar manufacturing contracts have variable cost provisions that adjust the delivery price for changes in certain raw material and component costs. As a result, changes in steel prices and other raw material and component prices should have little impact on our gross profits for the remainder of the year. However, increases in raw material and component costs would have an adverse effect on our gross profit margin as a percentage of revenues, because revenue would increase and we do not earn any additional net profit margin on our price adjustment.
In 2004, we entered into a contract to manufacture centerbeam platform railcars. This was the first time we manufactured centerbeam platform railcars and, as a result of start-up and increased production costs, we did not realize a profit on this contract. Our centerbeam platform railcar contracts were completed at our Paragould facility in July 2005 and we have since converted the manufacturing line at that facility back to manufacturing covered hopper railcars.
In the first three months of 2005, we incurred additional costs in connection with the completion of our new third production line at our Paragould facility, including costs associated with outsourcing our railcar painting and lining for the increased railcar production from that the new production line and costs of the initial training and supplies for that production line. We substantially completed additional painting and lining capabilities at our Paragould facility in November 2005. This new painting and lining capacity has allowed us to improve margins in 2006 as we reduced outsourcing of this process.

American Railcar Industries, Inc. and Subsidiaries

Selling, General and Administrative Expenses
Our selling, general and administrative expenses increased by $1.7 million in the first three months of 2006, to $5.1 million from $3.4 million in the first three months of 2005. Selling, general and administrative expenses were 2.9% of total revenues in the first three months of 2006 as compared to 2.6% of total revenues in the first three months of 2005. The selling, general and administrative expenses for the first quarter of 2006 include a $0.5 million bonus to our Chief Financial Officer in connection with the initial public offering, payable April 22, 2007. Our increase in of selling, general and administrative expenses was primarily attributable to compensation expenses incurred in connection with our initial public offering, increased expenses associated with being a public company and increased expenses to support our growing business.
Stock Based Compensation Expense
Our stock based compensation expense for the three months ended March 31, 2006 was $3.6 million. In the first three months of 2006, we incurred stock based compensation expense of $3.6 million in connection with stock options and restricted stock awarded at the time of our initial public offering. We expect to incur additional stock based compensation expense of $0.3 million per month through January 2007 in connection with stock issued in connection with our initial public offering. For the remainder of 2006, the Company will incur stock option expense of $0.2 million per month based on the stock options issued in connection with and subsequent to the initial public offering. We did not incur any stock based compensation expense during the first quarter of 2005.
Interest Expense and Income
Our interest expense in the three months ended March 31, 2006 was $1.0 million as compared to $1.1 million for the three months ended March 31, 2005, representing a decrease of $0.1 million. In the three months ended March 31, 2006, we repaid substantially all of our outstanding debt with a portion of the net proceeds of our initial public offering. Our interest expense in the three months ended March 31, 2006 included approximately $0.6 million of deferred financing costs that we incurred in connection with the repayment of our industrial revenue bond and credit facility financings. Our interest income in the three months ended March 31, 2006 was $0.5 million as compared to $0.9 million for the three months ended March 31, 2005, representing a decrease of $0.4 million. The decrease in interest income was primarily attributable to the repayment of the $165.0 million secured note to Mr. Icahn in January 2005.
Income Taxes
Our income tax expense for the three months ended March 31, 2006 was $4.2 million, or 36.8% of our earnings before income taxes, as compared to $1.7 million for the three months ended March 31, 2005, or 40.7% of our earnings before income taxes. Our 2005 effective tax rate was impacted by expenses included in pre-tax earnings for which we do not receive a deduction for tax purposes. These expenses result from liabilities and obligations retained by ACF as part of its transfer of assets to us in 1994. Although ACF is responsible for any costs associated with these liabilities, we are required to recognize these costs as expenses in order to reflect the full cost of doing business. The entire amount of such permanently nondeductible expenses is treated as contribution of capital resulting in an increase to our effective tax rate. These expenses associated with employee benefit plans ended on December 1, 2005, when our retirement plans were separated from the ACF plans. The expenses included in pre-tax income were $0.3 million for the three months ended March 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the three months ended March 31, 2006 were proceeds from our initial public offering and cash generated from operations.
We completed our initial public offering on January 24, 2006 and issued 9.8 million shares at an offering price of $21.00 per share. Net proceeds from the offering were used, among other things, to repay most of our long-term debt, to redeem all of our outstanding redeemable preferred stock and to repay all amounts outstanding under our revolving credit facility. The remaining net proceeds have been retained for working capital and general corporate

American Railcar Industries, Inc. and Subsidiaries

purposes, including the purchase of a strategic supplier and other property plant and equipment in the three months ended March 31, 2006.
In January 2006, concurrent with the completion of the initial public offering, we entered into an Amended and Restated Credit Agreement with North Fork Business Capital Corporation, as administrative agent for various lenders. The revolving credit facility has a total commitment of the lesser of (i) $75 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials and finished goods inventory. In addition, the amended and restated revolving credit facility includes a $15.0 million capital expenditure sub-facility that is based on a percentage of the costs related to capital projects we may undertake. The revolving credit facility has a three-year term. Borrowings under the revolving credit facility are collateralized by substantially all of our assets. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of March 31, 2006 we had $63.6 million of availability under the revolving credit facility and no borrowings outstanding.
Cash Flows
The following tables summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2006:

Three Months Ended
March 31,
2006

Net cash provided by (used in):
Operating activities	$(9,612)
Investing activities	(26,830)
Financing activities	35,688

Total	$(754)

Operating Activities
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
Our net cash used in operating activities was $9.6 million for the three months ended March 31, 2006, which included net earnings of $7.3 million, increased by depreciation and amortization of $2.3 million, long-lived asset impairment of $0.4 million, write-off of deferred financing costs of $0.6 million, and stock based compensation expense of $3.6 million. These increases were partially offset by $0.5 million of earnings allocated to us as a result of our joint venture interest in Ohio Castings. Cash provided by operating activities attributable to changes in our current assets and liabilities included an increase in accounts receivable of $5.8 million, an increase in accounts receivable due form affiliate of $8.1 million, an increase in inventory of $6.6 million, an increase in prepaid expenses of $2.4 million, and a decrease in accounts payable of $4.3 million. These sources of cash were partially offset by an increase in accrued expenses of $3.2 million. The increase in inventories was primarily attributable to the increase in cost of steel and increased production levels. The decrease in accounts payable was primarily attributable to the payment of all outstanding payables with Custom Steel in connection with the acquisition. The increase in accounts receivable was primarily attributable to the increased volume of sales attributed to railcars manufactured at our Paragould facility. The increase in prepaid expenses was primarily attributable to payments for workers’ compensation and general insurance coverages that benefit future periods.

American Railcar Industries, Inc. and Subsidiaries

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2006 was $26.8 million, including $9.9 million for the purchases of equipment at multiple locations to increase capacity and operating efficiencies. These purchases are described in further detail below under “—Capital Expenditures.” The remaining $17.1 million is attributable to the acquisition of Custom Steel. We also received a partial repayment from Ohio Castings of $0.1 million on a loan.
Financing Activities
Net cash provided by financing activities was $35.7 million for the three months ended March 31, 2006, and included the $205.3 million in proceeds from the initial public offering, offset by offering cost of $14.7 million, the redemption of preferred stock of $82.1 million, the payment of preferred dividends of $11.9 million, the reduction of amounts due to affiliates of $20.5 million, and the repayment of debt of $40.2 million.
Capital Expenditures
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
Capital expenditures for the first quarter of 2006 were $9.9 million. On January 31, 2006, we exercised an option to purchase all equipment under an equipment lease. The lease allowed for the purchase of all the equipment at estimated fair value. We paid $5.8 million to purchase the lease equipment. Other capital expenditures included $2.3 million for a building extension for tracks 1 and 2 at our Paragould facility, $0.5 million for the final phase of the track 3 paint shop at Paragould, $0.5 million for a steel plate storage facility at our Marmaduke facility and $0.4 million for replacement of production equipment at Marmaduke. The steel plate storage facility at Marmaduke, which was only partially completed, was destroyed by a tornado and we plan to reconstruct it.
On March 31, 2006 the Company completed the acquisition of the stock of Custom Steel Inc. from Steel Technologies, Inc., with the transaction effective April 1, 2006. After post closing adjustments, the investment is approximately $17.1 million.
In the first quarter of 2006, we initiated a project that we estimate will cost approximately $7 million to construct a new fabrication shop at our Paragould facility to produce covered hopper railcar components that are currently supplied by an outside vendor. In addition to repairing the tornado damage at our Marmaduke facility, we plan to invest approximately $10 million on two expansion projects at our Marmaduke plant to increase the production of hazardous material tank cars and standard service tank cars. We expect that the payments relating to these projects will be paid primarily in 2006. We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies and to otherwise complement and expand our business.
As further described under “—Recent Developments,” on April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing facility was damaged by a tornado and is currently shut down. We anticipate that we will incur significant capital expenditures in repairing the damage to the facility, and that the facility will not be able to begin to operate until at least mid to late August. We have received written confirmation from our insurance carrier that our insurance provides coverage for the wind and rain damage to our property and for business interruption as a direct result of the insured damage. Our various insurance coverages have deductibles that must be satisfied before insurance coverage may be applied. These deductibles are a $100,000 property damage deductible and a 5-day equivalent time element deductible relating to our business interruption. Subject to these deductibles, we believe that substantially all of our damage from the storm will be covered by insurance and within the coverage limits of our policies. The insurance carrier has already made an initial payment of $7.5 million to us on our claim, and we are

American Railcar Industries, Inc. and Subsidiaries

continuing to work with our carrier to further assess the amount of the damage and the insurable loss. Certain risks associated with this storm damage are set forth in “Part II—Item 1A — Risk Factors.”
We anticipate that the repair and replacement of our Marmaduke facility and equipment. and any future expansion of our business will be financed through recoveries from our insurance carrier, cash flow from operations, our revolving credit facility or term debt associated directly with that expenditure. Moreover, we believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months.
Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund capital expenditures, acquisitions or incur from time to time other investments and these capital requirements could be substantial. Our operating performance may also be affected by matters discussed under “—Special Note Regarding Forward-Looking Statements”, “Risk Factors” in the Annual Report and this report and trends and uncertainties discussed in this discussion and analysis, as well as elsewhere in the Annual Report and this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
Dividends
On February 28, 2006, our Board of Directors declared a regular cash dividend of $0.03 per share of our common stock. The dividend was paid on April 6, 2006, to shareholders of record at the close of business on March 22, 2006. We intend to pay cash dividends on our common stock in the future. Our revolving credit facility contains provisions that trigger a demand right if we pay dividends on our common stock unless the payment does not cause the adjusted fixed charge coverage ratio (fixed charges, pursuant to the revolving credit facility, include any dividends paid or payable on our common stock) to be less than 1.2 to 1.0 or the adjusted ratio of our indebtedness to earnings before interest, taxes, depreciation and amortization, after giving effect to any debt incurred to pay any such dividend to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal years. Moreover, our declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, covenants under our borrowing arrangement and other factors our board of directors considers relevant. Accordingly, we may not pay dividends in any given amount in the future, or at all.
In addition, dividends of $0.6 million accrued in 2006 on our preferred stock were paid in the first quarter of 2006. All of our outstanding shares of preferred stock were redeemed in January 2006 in connection with our initial public offering.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2006 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

American Railcar Industries, Inc. and Subsidiaries

	Payments due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)

Long-Term Debt Obligations	$158	$83	$75	$—	$—

Operating Lease Obligations [1]	4,970	2,804	1,940	226	—

Purchase Obligations	67,629	16,000	51,629	—	—

Pension Funding	4,936	1,510	3,036	390	—

Total	$77,693	$20,397	$56,680	$616	$—

[1]	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.
We entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at our railcar production facilities. The agreements have terms of two and three years respectively. We have agreed to purchase a combined total of $67.6 from these two suppliers over three years. In 2006, 2007 and 2008, we expect to purchase $16.0 million, $27.1 million, and $24.5 million respectively under these agreements.
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

American Railcar Industries, Inc. and Subsidiaries

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
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operation.
The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Except as set forth below, there have been no material changes to the critical accounting policies.
Stock based Compensation
During the first quarter of 2006, we adopted SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB No. 25, “Accounting for Stock Issues to Employees”, or APB 25. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on the estimated fair values of the awards on their grant dates. Our share-based awards include stock options and restricted stock awards.

American Railcar Industries, Inc. and Subsidiaries

We use the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the Employee Stock Purchase Plan. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate.
Business combination
Business combinations accounted for under the purchase method of accounting require management to estimate the fair value of the assets acquired and liabilities assumed. The allocation of the purchase price is based on the estimated fair value of assets and liabilities acquired and may be subject to adjustments during the year following the date of acquisition related to a change in the fair value of the assets and liabilities assumed.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have a $75.0 million revolving credit facility which provides for financing of our working capital requirements. As of March 31, 2006, there were no borrowings under the revolving credit facility. We are exposed to interest rate risk on the borrowings under our revolving credit facility. However, we do not plan to enter into swaps or other hedging arrangements to manage this risk because we do not believe the risk is significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represent approximately 80-85% of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been greatly reduced by the variable pricing contracts we now have in place. We have negotiated all of our current railcar manufacturing contracts with our customers to adjust the purchase prices of our railcars to reflect increases or decreases in the cost of certain raw materials and components and, as a result, we are able to pass on to our customers most of the increased raw material and component costs with respect to the railcars that we will produce and deliver after the first nine months of 2005. We believe that we currently have excellent supplier relationships and do not anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production were to increase beyond current levels, or other economic changes occur that affect the availability of our raw materials.
We are not exposed to any significant foreign currency exchange risks.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

American Railcar Industries, Inc. and Subsidiaries

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 1A. RISK FACTORS
In addition to the risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006, we are subject to the following additional risks relating to the tornado damage and associated plant shut down at our Marmaduke facility:
We cannot guarantee that our insurance coverage, subject to applicable deductibles, will be adequate to cover damage at our Marmaduke facility. Nor can we guarantee that our business interruption insurance will be adequate to cover our losses resulting from the business interruption. Our insurance carrier could also contest the scope of our coverage or the amount of our coverage or deductibles. Even if our preliminary assessment of our insurance coverage is correct, delays in receiving payments from, or disputes with, our insurance carrier, could adversely affect our business and results of operations. We cannot guarantee the delivery time for replacement equipment, the time it will take to complete our rebuilding efforts, how long our production delay at the facility will continue, or whether our rebuilding efforts, plant shut down or associated delivery delays will result in unanticipated costs that may not be covered by insurance. We cannot assure that we will be able to retain our tank railcar customers or orders. Our tank railcar orders may be subject to cancellation in connection with our plant shutdown or otherwise, or we may incur disputes with those customers over rescheduling deliveries. We also cannot guarantee that we will be able to retain our employees, several of whom may have been displaced from their homes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2006, we issued 285,714 shares of our common stock to our Chief Executive Officer, James J. Unger, as consideration for his past and continued services to us. The shares were issued pursuant to a November 2005 letter agreement with Mr. Unger and in reliance on the exemption to registration set forth in Rule 701 of the Securities Act.
In January 2006, in connection with our initial public offering of our Common Stock, we granted a total of 484,876 options to purchase shares of our Common Stock under our 2005 Equity Incentive Plan, including the following number of shares to our executive officers and key employees:

Executive Officer/Key Employee	Number of Shares

James A. Cowan	249,160
Jackie R. Pipkin	42,857
Alan C. Lullman	42,857
Michael R. Williams	42,857
The exercise price of these options is $21.00 per share. The options vest in three equal annual installments on January 19, 2007, January 19, 2008 and January 19, 2009 and have a five year term.
On February 28, 2006, the Board of Directors approved an amendment to the 2005 Equity Incentive Plan and associated form of stock option agreement to require eligible participants to enter into non-solicitation, non-competition and confidentiality agreements. On February 28, 2006, the Board of Directors also approved an amendment to the 2005 Executive Incentive Plan to require eligible participants to enter into non-solicitation, non-competition and confidentiality agreements.
In addition, on March 31, 2006, our Compensation Committee approved the award of options to purchase 75,000 shares of our Common Stock to our Chief Financial Officer, William P. Benac, which were granted on April 3, 2006. The exercise price of these options is $35.69 per share. The options vest in three annual installments on April 3, 2008, April 3, 2009, and April 3, 2010 and have a five year term. The options are subject to the terms and conditions of our 2005 Equity Incentive Plan and a stock option agreement, as amended, which contain non-solicitation, non-competition and confidentiality provisions.

American Railcar Industries, Inc. and Subsidiaries

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
Since the closing of the offering and through March 31, 2006, we have applied the net proceeds from the offering as follows (in millions):

Redemption of all outstanding shares of preferred stock	$94.0
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Acquisition of Custom Steel	17.1
Payment of payables in connection with acquisition	5.3
Investment in plant, property and equipment	9.9
Offering costs paid during the first quarter	1.4

Total uses	$189.1

As of March 31, 2006, there were approximately $2.9 million of proceeds remaining from the offering available for working capital and general corporate purposes.

American Railcar Industries, Inc. and Subsidiaries

ITEM 6. EXHIBITS

Exhibit
No.	Description of Exhibit

10.36	American Railcar Industries, Inc. 2005 Equity Incentive Plan, as amended

10.37	Form of Option Agreement, as amended, under American Railcar Industries, Inc. 2005 Equity Incentive Plan, as amended

10.38	American Railcar Industries, Inc. 2005 Executive Incentive Plan, as amended

10.39	Purchase and Sale Agreement dated as of March 31, 2006 between American Railcar Industries, Inc. and American Railcar Leasing, LLC†

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

American Railcar Industries, Inc. and Subsidiaries

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.
Date: May 15, 2006	By:	/s/ James J. Unger
James J. Unger, President and Chief Executive Officer

	By:	/s/ William P. Benac
William P. Benac, Senior Vice-President, Chief Financial
Officer and Treasurer

American Railcar Industries, Inc. and Subsidiaries

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.36	American Railcar Industries, Inc. 2005 Equity Incentive Plan, as amended

10.37	Form of Option Agreement, as amended, under American Railcar Industries, Inc. 2005 Equity Incentive Plan, as amended

10.38	American Railcar Industries, Inc. 2005 Executive Incentive Plan, as amended

10.39	Purchase and Sale Agreement dated as of March 31, 2006 between American Railcar Industries, Inc. and American Railcar Leasing, LLC†

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.