Form 10-Q
period 2006-06-30
American Railcar Industries, Inc./DE
filed 2006-08-11
CIK 1344596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission File No. 000-51728
AMERICAN RAILCAR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1481791 (I.R.S. Employer Identification No.)

100 Clark Street, St. Charles, Missouri (Address of principal executive offices)	63301 (Zip Code)
(636) 940-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.. (Check one):
Large accelerated filer ☐           Accelerated filer☐           Non–accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes☐ No☑
The number of shares of the registrant’s common stock, without par value, outstanding on August 10, 2006 was 21,207,773 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	December 31,	June 30,
	2005	2006

Assets
Current assets:
Cash and cash equivalents	$28,692	$27,609
Accounts receivable, net	38,273	35,538
Accounts receivable, due from affiliates	5,110	2,678
Insurance claim receivable, net	—	8,000
Inventories, net	88,001	111,877
Prepaid expenses	2,523	4,001
Deferred tax asset	1,967	1,746

Total current assets	164,566	191,449

Property, plant and equipment
Buildings	84,255	87,676
Machinery and equipment	68,187	80,189

	152,442	167,865
Less accumulated depreciation	65,398	69,834

Net property, plant and equipment	87,044	98,031
Construction in process	3,759	12,553
Land	2,182	2,593

Total property, plant and equipment	92,985	113,177

Debt issuance costs	565	207
Deferred offering costs	4,860	—
Goodwill	—	7,230
Other assets	26	37
Investment in joint venture	5,578	5,600

Total assets	$268,580	$317,700

See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(In thousands, except per share amounts, unaudited)

	December 31,	June 30,
	2005	2006

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$33,294	$85
Accounts payable	55,793	47,008
Accounts payable, due to affiliates	4,457	933
Accrued expenses and taxes	7,675	7,774
Insurance advance	—	2,881
Accrued compensation	7,243	9,360
Accrued dividends	11,336	636
Note payable to affiliate – current	19,000	—

Total current liabilities	138,798	68,677

Long-term debt, net of current portion	7,076	53
Deferred tax liability	5,364	6,512
Pension and post-retirement liabilities	10,522	10,261
Other amounts due to affiliates	—	4
Other liabilities	59	58
Mandatory redeemable preferred stock, stated value $1,000, 99,000 shares authorized, 1 share issued and outstanding at December 31, 2005, none outstanding at June 30, 2006	1	—

Total liabilities	161,820	85,565

Commitments and contingencies	—	—

Stockholders’ equity:
New Preferred Stock, $.01 par value per share, stated value $1,000 per share, 500,000 shares authorized, 82,055 shares issued and outstanding at December 31, 2005, none outstanding at June 30, 2006, respectively	82,055	—
Common stock, $.01 par value, 50,000,000 shares authorized, 11,147,059 and 21,207,773 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	111	212
Additional paid-in capital	41,667	232,716
Retained earnings accumulated (deficit)	(15,442)	801
Accumulated other comprehensive loss	(1,631)	(1,594)

Total stockholders’ equity	106,760	232,135

Total liabilities and stockholders’ equity	$268,580	$317,700

See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended,
	June 30,	June 30,
	2005	2006

Revenues:
Manufacturing operations (including revenues from affiliates of $17,050 and $5,182 for the three months ended June 30, 2005 and 2006, respectively)	$149,284	$138,816

Railcar services (including revenues from affiliates of $5,509 and $4,531 for the three months ended June 30, 2005 and 2006, respectively)	11,437	12,734

Total revenues	160,721	151,550

Cost of goods sold:
Manufacturing operations (including costs related to affiliates of $15,475 and $4,800 for the three months ended June 30, 2005 and 2006, respectively)	135,399	123,618

Railcar services (including costs related to affiliates of $5,312 and $3,544 for the three months ended June 30, 2005 and 2006, respectively)	10,323	9,947

Total cost of goods sold	145,722	133,565
Gross profit	14,999	17,985

Income related to insurance recoveries, net	—	4,983
Selling, administrative and other	3,229	4,608
Stock based compensation expense	—	1,419

Earnings from operations	11,770	16,941

Interest income	109	429
Interest expense (including interest expense to affiliates of $346 and $0 for the three months ended June 30, 2005 and 2006, respectively)	1,296	103
Earnings (loss) from joint venture	180	(138)

Earnings before income tax expense	10,763	17,129
Income tax expense	4,264	6,308

Net earnings	$6,499	$10,821

Less preferred dividends	(4,570)	—

Earnings available to common shareholders	$1,929	$10,821

Net earnings per common share — basic	$0.17	$0.51
Net earnings per common share — diluted	$0.17	$0.51
Weighted average common shares outstanding — basic	11,147	21,208
Weighted average common shares outstanding — diluted	11,147	21,289

Dividends declared per common share	$—	$0.03
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Six Months Ended,
	June 30,	June 30,
	2005	2006

Revenues:
Manufacturing operations (including revenues from affiliates of $28,148 and $20,209 for the six months ended June 30, 2005 and 2006, respectively)	$269,978	$305,306

Railcar services (including revenues from affiliates of $11,280 and $10,513 for the six months ended June 30, 2005 and 2006, respectively)	21,665	24,973

Total revenues	291,643	330,279

Cost of goods sold:
Manufacturing operations (including costs related to affiliates of $25,943 and $18,868 for the six months ended June 30, 2005 and 2006, respectively)	250,916	271,874

Railcar services (including costs related to affiliates of $9,106 and $8,115 for the six months ended June 30, 2005 and 2006, respectively)	18,575	20,160

Total cost of goods sold	269,491	292,034
Gross profit	22,152	38,245

Income related to insurance recoveries, net	—	4,983
Selling, administrative and other	6,628	9,753
Stock based compensation expense	—	4,969

Earnings from operations	15,524	28,506

Interest income (including interest income from affiliates of $823 and $0 for the six months ended June 30, 2005 and 2006, respectively)	977	915

Interest expense (including interest expense to affiliates of $1,174 and $98 for the six months ended June 30, 2005 and 2006, respectively)	2,382	1,133
Earnings from joint venture	924	337

Earnings before income tax expense	15,043	28,625
Income tax expense	6,006	10,543

Net earnings	$9,037	$18,082

Less preferred dividends	(9,090)	(568)

Earnings (loss) available to common shareholders	$(53)	$17,514

Net earnings (loss) per common share — basic	$(0.00)	$0.87
Net earnings (loss) per common share — diluted	$(0.00)	$0.87
Weighted average common shares outstanding — basic	11,147	20,116
Weighted average common shares outstanding — diluted	11,147	20,220

Dividends declared per common share	$—	$0.06
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2005	2006

Operating activities:
Net earnings	$9,037	$18,082
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,229	4,915
Loss on the write-off of property, plant and equipment	—	3,867
Write-off of deferred financing costs	—	566
Stock based compensation	—	5,064
Change in joint venture investment as a result of earnings	(924)	(337)
Expense relating to pre-recapitalization liabilities	530	—
Provision for deferred income taxes	4,619	(221)
Provision for losses on accounts receivable	39	263
Changes in operating assets and liabilities:
Accounts receivable, net	(4,897)	2,479
Accounts receivable, due from affiliate	—	2,423
Insurance claim receivable	—	(8,000)
Inventories	(4,067)	(20,039)
Prepaid expenses	(4,399)	(1,465)
Accounts payable	27,543	(8,785)
Accounts payable, due to affiliate	—	(2,048)
Accrued expenses and taxes	5,301	(2,546)
Other	(169)	(239)

Net cash provided by (used in) operating activities	35,842	(6,021)

Investing activities:
Purchases of property, plant and equipment	(9,392)	(21,036)
Property insurance advance on Marmaduke tornado damage	—	7,500
Repayment of note receivable from affiliate (Ohio Castings LLC)	—	315
Acquisitions	—	(17,220)

Net cash used in investing activities	(9,392)	(30,441)

Financing activities:
Proceeds from sale of common stock	—	205,275
Offering costs	—	(14,605)
Preferred stock redemption	—	(82,056)
Preferred stock dividends	—	(11,904)
Common stock dividends	—	(636)
Decrease in amounts due to affiliates	(35,233)	(20,473)
Majority shareholder capital contribution	—	275
Finance fees related to new credit facility	—	(265)
Proceeds from debt issuance	30,770	—
Repayment of debt	(1,126)	(40,232)

Net cash (used in) provided by financing activities	(5,589)	35,379

Increase (decrease) in cash and cash equivalents	20,861	(1,083)
Cash and cash equivalents at beginning of period	6,943	28,692

Cash and cash equivalents at end of period	$27,804	$27,609

See notes to the Condensed Consolidated Financial Statements.

American Railcar Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2005 and 2006
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. and subsidiaries (collectively the “Company” or “ARI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Balance Sheet as of December 31, 2005 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report attached on Form 10-K for the year ended December 31, 2005. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
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
ARI manufactures railcars, custom designed railcar parts for industrial companies, railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing, LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by selected customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.3% and 0.4%, respectively, of total company revenues for the three and six months ended June 30, 2005. Canadian revenues were 0.3% of total company revenues for both the three and six months ended June 30, 2006. Canadian assets were 0.4% of total company assets as of December 31, 2005 and June 30, 2006.
In 2003, ACF Industries Holding Corp. (“ACF Holding”), an affiliate of ARI, formed a wholly owned subsidiary, Castings. Castings has a one-third ownership interest in Ohio Castings. In June 2005, ARI purchased Castings from ACF Holding. The transaction was consummated on January 1, 2005. The cost of the acquisition was $12.0 million, represented by a demand note that the Company paid in January 2006. However, as Castings was owned by an entity with ownership common to ARI, the investment in subsidiary is recorded at the date of the inception of Castings, June 2003, at book value. The purchase price was recorded at full value as a payable to affiliate and the excess of fair value over cost, totaling $5.6 million, is presented as a distribution from equity.
On July 20, 2004, the Company formed ARL, a wholly owned subsidiary. ARL’s primary business is the leasing of railcars. The subsidiary was capitalized through the issuance of common and preferred stock. The Company’s investment in ARL was $151.7 million at June 30, 2005. Preferred stock of ARL was issued to affiliated companies in exchange for contributions of cash or railcars totaling $102.7 million. In January 2005, ARI obtained an additional $35.0 million of ARL common stock resulting in a carrying value of $151.7 million.
On June 30, 2005, in anticipation of the initial public offering (see Note 3), the Company sold its common interest in ARL for $125.0 million to affiliated companies in return for the preferred stock investment, valued at $116.1 million, plus accrued dividends of $8.9 million that those affiliates held in the Company. At December 31, 2004, the Company’s investment in ARL was $116.7 million. This investment was eliminated as of December 31, 2004 in order to present the Company on a stand alone basis. New preferred stock of $86.5 million plus accrued dividends of $3.5 million were eliminated from ARI’s equity and a charge of $26.7 million was recorded to additional paid in

American Railcar Industries, Inc. and Subsidiaries
capital to reflect the difference between the final transfer price of $125.0 million and the ultimate carrying value of the Company’s investment in ARL of $151.7 million. The 2005 financial statements reflect a reduction of New Preferred Stock of $29.6 million plus accrued dividends of $5.4 million to eliminate the additional investment of $35.0 million made in that period. ARI retained no liabilities or other interests in ARL as a result of this sale. The presentation of the Company’s operations has been prepared on a standalone basis excluding ARL’s operations for all periods. Any differences related to the amounts originally capitalized and the amount paid for ARL in the sale have been recorded through adjustments to shareholders’ equity, including certain tax benefits that the Company received as a result of utilizing the Company’s previously incurred tax losses. The Company recorded a deferred tax asset of $12.5 million and $2.0 million in 2004 and 2005, respectively, for those net operating loss carry forwards, as the Company has the legal right to utilize them for tax purposes.
The following table discloses the preferred stock transactions and the effect on additional paid-in-capital reflecting the elimination of the Company’s investment in ARL for the years ended December 31, 2004 and 2005, and the six months ended June 30, 2006.

	New preferred	Additional paid in
	stock	capital
	(in thousands)
January 1, 2004	$—	$11,484
New preferred stock issued in exchange for mandatorily redeemable preferred stock	95,517	—
Capital contribution	102,654	42,482
Exchange of common interest in ARL for new preferred stock	(86,486)	(26,670)
ARL deferred tax assets	—	12,522
Other	—	1,431

December 31, 2004	$111,685	$41,249

Exchange of common interest in ARL for new preferred stock	$(29,630)	—
Tax benefit of ARL NOL	—	(2,023)
Other	—	2,441

December 31, 2005	$82,055	$41,667

Redemption of Preferred Stock through proceeds of initial public offering	$(82,055)	$—
Restricted stock grant	—	(2,100)
Stock option expense	—	1,164
Initial public offering	—	191,985

June 30, 2006	$—	$232,716

Acquisition
On March 31, 2006, the Company acquired all of the common stock of Custom Steel, Inc., (“Custom Steel”) a subsidiary of Steel Technologies, Inc. Custom Steel operates a facility located adjacent to our component manufacturing facility in Kennett, Missouri, which produces value-added fabricated parts that primarily support our railcar manufacturing operations. Prior to the acquisition, ARI was Custom Steel’s primary customer. The purchase price was $17.2 million, which resulted in goodwill of $7.2 million.
The fair value of the assets and acquired liabilities that resulted in goodwill for the acquisition were $3.8 million of inventory, $8.0 million of property, plant and equipment, and $1.8 million of a deferred tax liability.
During the 2nd quarter of 2006, additional charges of $0.1 million related to legal fees were incurred and were recorded to goodwill as a result of the acquisition. Additionally, the fair market value of the property, plant and equipment was adjusted by $0.1 million during the second quarter with an offsetting increase to goodwill.

American Railcar Industries, Inc. and Subsidiaries
The acquisition was accounted for under the purchase method of accounting, with the purchase price being allocated to the assets acquired based on relative fair values. Accordingly, the related results of operations of Custom Steel have been included in the condensed consolidated statement of operations after March 31, 2006.
Note 2—Summary of Significant Accounting Policies
Significant accounting policies are described below.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Revenue recognition
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and shipment, which is when title and risk for any damage or loss with respect to the railcars passes to the customer. In some cases, paint and lining work may be outsourced and, as a result, the sale will not be recorded until the railcars are shipped from the independent contractor and accepted by the customer. Revenues from railcar and industrial parts and components are recorded at the time of product shipment, in accordance with the contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from the Company’s plants. The Company does not bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
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
Debt issuance costs
Debt issuance costs were incurred in connection with the issuance of long-term debt in 2005 and the Amended and Restated Revolving Credit Agreement in 2006, and are amortized over the term of the related debt, utilizing the interest method.

American Railcar Industries, Inc. and Subsidiaries
Ohio Castings joint venture
The Company uses the equity method to account for its investment in Ohio Castings. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue instead of when they are realized. Advances and distributions are charged and credited directly to the investment account. Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and to the Company and the other joint venture partner in Ohio Castings at cost plus a licensing fee. Ohio Castings closed its Chicago Castings facility effective June 30, 2006, in connection with a consolidation of its operations. Ohio Castings is responsible for the exit liabilities of this closure. The Company does not believe that this closing will have a material financial impact on the Company.
The Company has determined that, although the joint venture is a variable interest entity (“VIE”), the Company is not the primary beneficiary and the joint venture should not be consolidated in the Company’s financial statements. The risk of loss to Castings and the Company is limited to its investment in the VIE and its one third share of Ohio Castings’ debt, which the Company has guaranteed. The one third share of Ohio Castings debt was $5.1 million and $4.6 million as of December 31, 2005 and June 30, 2006, respectively. The fair market value of the guarantee was approximately $0.1 million at December 31, 2005 and June 30, 2006.
The carrying amount of the investment in Ohio Castings by Castings was $5.6 million at December 31, 2005 and June 30, 2006.
For the three and six months ended June 30, 2006, the cost of railcar manufacturing included $12.0 million and $23.9 million, respectively, in products produced by Ohio Castings. For the three and six months ended June 30, 2005, the cost of railcar manufacturing included $8.4 million and $14.0 million, respectively, in products produced by Ohio Castings.
Summary combined financial information for Ohio Castings, the investee company, as of December 31, 2005 and June 30, 2006 follows:

	December 31, 2005	June 30, 2006
	(in thousands)
Financial position
Current assets	$18,302	$14,771
Property, plant, and equipment, net	15,380	15,381

Total assets	33,682	30,152

Current liabilities	14,540	12,203
Long-term debt	11,663	9,460

Total liabilities	26,203	21,663

Member’s equity	7,479	8,489

Total liabilities and member’s equity	$33,682	$30,152

American Railcar Industries, Inc. and Subsidiaries
Summary combined results of operations for Ohio Castings for the three and six months ended June 30, 2005 and 2006:

	June 30, 2005	June 30, 2006
Three months ended	(in thousands)
Results of operations
Sales	$29,539	$28,898

Earnings (loss) from operations	655	(552)

Net earnings (loss)	$693	$(414)

	June 30, 2005	June 30, 2006
Six months ended	(in thousands)
Results of operations
Sales	$58,279	$66,237

Earnings from operations	2,860	774

Net earnings	$2,904	$1,010

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
The Company reduced the carrying value of equipment purchased under a lease agreement from an unrelated third party by $0.4 million in the first quarter of 2006, for its manufacturing plants which is reflected in the consolidated statement of operations under costs of manufacturing operations. No impairment losses were recorded in the second quarter of 2006. No impairment losses were recorded for the six month period ended June 30, 2005.
Income taxes
ARI accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of ARI’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled.
The FASB recently issued FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing FIN 48 and evaluating its potential impact on its Consolidated Financial Statements.
Pension plans and other postretirement benefits
Certain ARI employees participate in noncontributory, defined benefit pension plans and a supplemental executive retirement plan. Benefits for the salaried employees are based on salary and years of service, while those for hourly employees are based on negotiated rates and years of service. Benefit costs are accrued during the years employees render service based on actuarial calculations of cost based on the stated factors.
ARI employees can elect to also participate in defined contribution retirement plans, health care and life insurance plans. Benefit costs are accrued during the years employees render service.

American Railcar Industries, Inc. and Subsidiaries
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable, amounts due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is discussed in Note 8. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Foreign currency translation
Balance sheet amounts from the Company’s Canadian operation are translated at the exchange rates in effect at quarter-end or year-end, and operations statement amounts are translated at the average rates of exchange prevailing during the quarter or year. Currency translation adjustments are included in Stockholders’ Equity as part of Accumulated other comprehensive loss.
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustment and the Company’s minimum pension liability adjustment, which is shown net of tax.
Retained earnings
ARI was recapitalized on October 1, 1994, when ACF Industries LLC (ACF), the former holder of ARI’s common stock, transferred to ARI the old common stock of ARI along with the assets and liabilities of ACF’s railcar maintenance and railcar parts manufacturing businesses (the “1994 ACF asset transfer”). In exchange, ACF received 57,306 shares of ARI’s newly issued mandatorily redeemable preferred stock. New shares of ARI’s common stock were issued to Carl C. Icahn, Chairman of the Board of ACF, in exchange for cash of $6.4 million. In October 1998, ARI redeemed 57,305 shares of the preferred stock and the remaining share of preferred stock was transferred to Mr. Icahn. As ARI and ACF were entities under common control, accounting principles generally accepted in the United States of America required that ARI’s initial carrying value of assets transferred to it from ACF and the purchase of Castings be equal to ACF’s historical net book value at the time of transfer. The excess of the fair value paid over the net book value of assets and liabilities transferred to ARI was reflected as a distribution of retained earnings and had the effect of reducing shareholders’ equity by $24.8 million as of December 31, 2005 and June 30, 2006. Of that amount, $19.2 million was recorded at the formation of ARI, and $5.6 million was recorded in 2003 from the acquisition of Castings.
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

American Railcar Industries, Inc. and Subsidiaries
Stock-based compensation
The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“123R”), Share-Based Payments, to stock option awards issued. The compensation cost recorded for these awards will be based on their grant-date fair value required by Statement 123(R).
Goodwill
In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill and other intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its carrying value. The Company adopted this standard upon the acquisition of Custom Steel, which resulted in goodwill of $7.2 million, as described in Note 1. The Company plans to perform the goodwill impairment test required by SFAS No. 142 as of March 1 of each year.
Recent accounting pronouncements
In November 2004, the FASB issued SFAS 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4, which requires the recognition of costs of idle facilities, excessive spoilage, double freight, and rehandling costs as a component of current-period expenses. The Company adopted SFAS 151 on January 1, 2006, as required by the statement, and this has not materially impacted the financial operations of the Company.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
Note 3—Initial Public Offering
On January 24, 2006, the Company completed the sale of 9,775,000 shares of common stock to the public pursuant to an effective registration statement at a price of $21.00 per share. The offering resulted in gross proceeds to the Company of $205.3 million. Expenses related to the offering were $13.3 million for underwriting discounts and commissions. The Company received net proceeds of $192.0 million in the offering.
As of June 30, 2006, the net proceeds from the offering were applied as follows (in millions):

Redemption of all outstanding shares of preferred stock	$94.0
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Acquisition of Custom Steel	17.2
Payment of payables in connection with acquisition	5.3
Investment in plant, property and equipment	12.7
Offering costs paid during the first quarter	1.4

Total uses	$192.0

American Railcar Industries, Inc. and Subsidiaries
Note 4—Marmaduke Storm Damage Insurance Claim (Gain related to insurance recoveries)
On April 2, 2006, a tornado struck the Marmaduke, Arkansas area. This tornado resulted in damage to the company’s tank railcar manufacturing facility in Marmaduke, Arkansas. While the majority of the Marmaduke tank railcar facility suffered only minor damage, the portion of the factory that processed inbound material, equipment associated with material handling, plate steel blasting and sheet rolling as well as some inventory was destroyed by the storm. The tornado also destroyed an empty building that was nearing completion to receive inbound material and store inventory. The manufacturing facility was closed from April 2, 2006 through August 6, 2006 due to the storm. The Company recommenced operations at the manufacturing facility on August 7, 2006 when the repairs related to the tornado damage were substantially complete.
The Company has property insurance covering wind and rain damage to its property, incremental costs and operating expenses it incurs due to damage caused by the tornado. In addition, the Company has business insurance for business interruption as a direct result of the insured damage. The Company has deductibles on these policies of $100,000 for property insurance and a five-day equivalent time element business interruption deductible, which the Company estimates to be at least $600,000. This deductible is being ratably recognized over the course of the five-month period during which the Company estimates the business interruption will occur.
The Company has received an advance of $7.5 million from the insurance carrier related to the property damage. This $7.5 million has been designated as cash received for investing activities as the advance is to be used for replacement of property, plant and equipment. During June 2006, the Company and the insurance carrier reached a minimum settlement amount of $8.6 million ($8.0 million after application of the deductible) to cover continuing expenses, employee wages and estimated lost profits for the months of April, May and June 2006, which was received in July 2006.
During the quarter ended June 30, 2006, the Company had assets with a net book value of $3.5 million damaged or destroyed by the tornado. Other costs incurred related to the tornado damage included clean up for the temporary shut-down of the facility. The write off of assets and associated cleanup costs have been netted against the insurance advance pending settlement of the property damage claim. The final property damage claim will be settled after operations have begun again and all machinery and equipment have been repaired and are operational.
The amounts recorded in the statement of operations relating to our insurance recoveries is set forth as follows:

(in thousands)
Business interruption insurance claim	$8,600
Business interruption claim deductible	(600)

Business interruption insurance settlement, net	8,000

Continuing expenses	(3,257)
Unrecognized deductible	240

Income related to insurance recoveries, net	$4,983

American Railcar Industries, Inc. and Subsidiaries
The current liability amount included in the balance sheet relating to our insurance recoveries is set forth as follows:

(in thousands)
Property insurance advance	$7,500
Assets Damaged and clean up costs	(4,379)

Remaining property insurance advance	3,121
Unrecognized deductible	(240)

Total insurance advance	$2,881

The final lost profit settlement related to the business interruption insurance claim will be recognized when agreed to with the insurance carrier and will be reflected as insurance recoveries for the period when the agreement is finalized.
Note 5—Comprehensive Income
The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
		(in thousands)
Net earnings	$6,499	$10,821	$9,037	$18,082

Foreign currency translation adjustment	(4)	37	(3)	37

Comprehensive income	$6,495	$10,858	$9,034	$18,119

Note 6—Accounts Receivable
The allowance for doubtful accounts had the following activity for the three and six months ended June 30, 2005 and 2006:

	Three Months Ended
	June 30,
	2005	2006
	(in thousands)
Beginning balance	$531	$888
Bad debt expense	19	224
Accounts written off	(9)	(19)
Recoveries	13	—

Ending balance	$554	$1,093

American Railcar Industries, Inc. and Subsidiaries

	Six Months Ended
	June 30,	June 30,
	2005	2006
	(in thousands)
Beginning balance	$510	$849
Bad debt expense	39	263
Accounts written off	(10)	(22)
Recoveries	15	3

Ending balance	$554	$1,093

Note 7—Inventories
Inventories consist of the following:

	December 31,	June 30,
	2005	2006
	(in thousands)
Raw materials	$49,246	$64,912
Work-in-process	26,301	36,255
Finished products	14,772	13,318

Total inventories	90,319	114,485
Less reserves	2,318	2,608

Total inventories, net	$88,001	$111,877

Inventory reserves had the following activity for the year ended December 31, 2005 and the six months ended June 30, 2006:

	Twelve Months Ended	Six Months Ended
	December 31,	June 30,
	2005	2006
	(in thousands)
Beginning balance	$2,679	$2,318
Provision	273	333
Writeoff	(634)	(43)

Ending balance	$2,318	$2,608

American Railcar Industries, Inc. and Subsidiaries
Note 8—Long-Term Debt
Long-term debt consists of the following:

	December 31, 2005	June 30, 2006
	(in thousands)
Revolving line of credit	$31,852	$—

Industrial revenue bonds secured by certain buildings and manufacturing equipment and guaranteed by ACF and ACF Holding with effective interest rates ranging from 6.75% to 8.5%, principal amounts due through the year 2011	8,340	—
Other	178	138

Total long-term debt, including current portion	$40,370	$138
Less current portion of debt	33,294	85

Total long-term debt, net of current portion	$7,076	$53

Concurrent with the completion of the initial public offering, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”) with North Fork Business Capital Corporation, as administrative agent for various lenders. The revolving credit facility has a total commitment of the lesser of (i) $75.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials and finished goods inventory. In addition, the revolving credit facility includes a $15.0 million capital expenditure sub-facility that is based on a percentage of the costs related to capital projects the Company may undertake. The revolving credit facility has a three-year term. Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. At June 30, 2006 we had $64.1 million of availability under the revolving credit facility and no borrowings outstanding. As of June 30, 2006, the Company was in compliance with all of its covenants under this Agreement.
The fair value of long-term debt was approximately $40.4 million and $0.1 million at December 31, 2005 and June 30, 2006, respectively, as calculated by discounting cash flows through maturity using ARI’s current rate of borrowing for similar liabilities.
Note 9—Warranties
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
The change in the Company’s warranty reserve, which is reflected on the balance sheet in accrued expenses, is as follows for the three and six month periods ended June 30, 2005 and 2006:

American Railcar Industries, Inc. and Subsidiaries

	Three Months Ended
	June 30,	June 30,
	2005	2006
	(in thousands)
Liability, beginning of period	$1,517	$1,234
Expense for new warranties issued	163	1,025
Warranty claims	(258)	(223)

Liability, end of period	$1,422	$2,036

	Six Months Ended
	June 30,	June 30,
	2005	2006
	(in thousands)
Liability, beginning of period	$1,630	$1,237
Expense for new warranties issued	225	1,500
Warranty claims	(433)	(701)

Liability, end of period	$1,422	$2,036

The increase in warranty liability during the three and six months ended June 30, 2006 is related to two warranty claims on covered hopper cars. These claims were submitted during the warranty period of each of the railcars. As a result, the Company recorded additional warranty expense of $0.7 million during the six months ended June 30, 2006. This expense of $0.7 million was included in the total expense of $1.0 and $1.5 million for the three and six months ended June 30, 2006, respectively.
Note 10—Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,
	2005	2006
Weighted average basic common shares outstanding	11,147,059	21,207,773
Dilutive effect of employee stock options (1)	—	81,296

Weighted average diluted common shares outstanding	11,147,059	21,289,069

	Six Months Ended June 30,
	2005	2006
Weighted average basic common shares outstanding	11,147,059	20,116,455
Dilutive effect of employee stock options (1)	—	103,708

Weighted average diluted common shares outstanding	11,147,059	20,220,163

(1)	Stock options to purchase 75,000 shares granted during the second quarter of 2006 were not included in the calculation for diluted earnings per share for both the three months and the six months ended June 30, 2006. These options would have resulted in an antidilutive effect to the earnings per share calculation. There were no stock options granted prior to or during 2005.

American Railcar Industries, Inc. and Subsidiaries
Note 11—Stock based Compensation
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
In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, to provide additional guidance to public companies in applying the provisions of Statement 123R. During 2005, the FASB issued three FASB Staff Positions (“FSP”): FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R,” and FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has adopted the provisions of SAB 107 in conjunction with the adoption of Statement 123R and also considers the guidance provided in the FSPs. The revised provisions of SFAS No. 123 became effective for the Company on January 19, 2006 in connection with the initial public offering and stock option plan created in 2005 (discussed below).
Net income for the three and six months ended June 30, 2006 includes $1.5 million and $5.1 million, respectively, of compensation expense related to our stock based compensation arrangements. No stock based compensation expenses were recognized in 2005. Approximately $0.1 million is classified as cost of sales for both the three and six months ended June 30, 2006. The remaining amounts of $1.4 million and $5.0 million, respectively, are classified as selling, administrative and other expense for the three and six months ended June 30, 2006. Net income for the three and six months ended June 30, 2006 includes zero and $2.2 million, respectively of income tax benefits related to our stock-based compensation arrangements.
Stock Options
Concurrent with the initial public offering, the Company granted options to purchase a total of 484,876 shares of common stock under the 2005 equity incentive plan (the “2005 Plan”). These options were granted at an exercise price equal to the initial public offering price of $21.00 per share. The options have a term of five years and vest in equal annual installments over a three-year period. The Company determined that the stock option expense for these options will total approximately $3.5 million over the next three years using a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; 5-year term; interest rate of 4.35%; and dividend yield of 1%. The Company accounts for the 2005 Plan under the recognition and measurement principles of SFAS No. 123R, Share-Based Payment, and its related provisions. As there was no history with the stock prices of the Company, the stock volatility rate was determined using volatility rates for several other similar companies within the railcar industry. The 5 year term represents the expiration of each option. The interest rate used was the 5 year government T – Bill rate on the date of grant. Dividend yield was determined from an average of other companies in the industry as the Company did not have a history of dividend rates.
During the three months ended June 30, 2006, the Company issued options to purchase a total of 75,000 shares of common stock under the 2005 Plan. These options were granted at an exercise price of $35.69 per share. The Company determined the stock option expense for these options will total approximately $1.0 million over the next three years using the same assumptions and methodology to determine the value of these options as was used for the options issued in connection with the Company’s initial public offering.
The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1.0 million shares of our common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. Options are subject to certain vesting provisions as designated by the board of directors and generally have an expiration that ranges from 5 to 10 years. Options granted under the 2005 Plan must have an exercise price at or above the fair market value on the date of grant. If any award expires, or is terminated, surrendered or forfeited, then shares of common stock covered by the award will again be available for grant under the 2005 Plan. The 2005 Plan is administered by the Company’s board of

American Railcar Industries, Inc. and Subsidiaries
directors or a committee of the board. Options granted pursuant to the requirements of SFAS No. 123R are expensed on a graded vesting method over the vesting period of the option.
The Company recognized $0.6 million and $1.2 million, respectively, of compensation expense during the three and six months ended June 30, 2006 related to stock option grants made under the 2005 plan. The Company recognized no income tax benefits related to stock options during the three or six months ended June 30, 2006.
The following is a summary of option activity under the 2005 plan as of June 30, 2006, and changes during each quarter of fiscal year 2006 through June 30, 2006:

			Weighted
		Weighted	Average	Grant-date	Aggregate
		Average	Remaining	Fair Value	Intrinsic
		Exercise	Contractual	of Options	Value
	Shares	Price	Life	Granted	($000)

Outstanding at the beginning of period, January 1, 2006	—	$—
Granted	484,876	$21.00		$7.28

Outstanding at the end of period, March 31, 2006	484,876	$21.00	58 months	$7.28	$6,823

Granted	75,000	$35.69		$13.08

Outstanding at the end of period, June 30, 2006	559,876	$22.97	55 months	$8.05	$5,678

Exercisable at end of period, June 30, 2006	—

Restricted Stock Award
On the date of the initial public offering, the Company issued 285,714 restricted shares of the Company’s common stock to Mr. Unger, its Chief Executive Officer. These restricted shares were granted with an issuance price of $21.00 per share, resulting in a fair value of $6.0 million on the date of grant. This restricted stock grant vested 40% on the date of the grant with the remaining 60% vesting one year after issuance. The Company recorded compensation expense of $2.4 million on the date of the grant for this restricted stock. The remaining expense will be recognized over the one-year vesting period. 114,286 of these shares became transferable without contractual restrictions by Mr. Unger six months after issuance. An additional 85,714 of these shares will be transferable without contractual restrictions by Mr. Unger twelve months after issuance. The remaining 85,714 shares will be transferable without contractual restrictions by Mr. Unger eighteen months after issuance.
The Company recognized $0.9 million and $3.9 million, respectively of compensation expense during the three and six months ended June 30, 2006 for this restricted stock grant. The Company recognized zero and $2.2 million of income tax benefits in the three and six months ended June 30, 2006, respectively for this restricted stock grant.

American Railcar Industries, Inc. and Subsidiaries
The following is a summary of the status of non-vested shares as of June 30, 2006, and changes during each quarter of fiscal year 2006 through June 30, 2006:

		Weighted
	Non-vested	Average Grant
	Stock Awards	Date Fair Value

Non-vested at January 1, 2006	—	$—
Granted	285,714	21.00
Vested	(114,286)	21.00

Non-vested at the end of period, March 31, 2006	171,428	$21.00

Non-vested at the end of period, June 30, 2006	171,428	$21.00

Future stock compensation expense and shares available
As of June 30, 2006, unrecognized compensation costs related to the unvested portion of share-based compensation arrangements was approximately $5.4 million and is expected to be recognized over a weighted-average period of approximately 2 years.
As of June 30, 2006, an aggregate of 440,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan.
Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.
Note 12—Related Party Transactions
In connection with the 1994 ACF asset transfer, described in Note 2, the Company entered into the following administrative and operating agreements with ACF, effective as of October 1, 1994:
Manufacturing services agreement
Under the manufacturing services agreement, ACF agreed to manufacture and distribute, at the Company’s instruction, various products using certain assets that the Company acquired pursuant to the 1994 ACF asset transfer agreement. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. Components supplied to ARI by ACF include tank railcar heads, wheel sets and various structural components. In the three and six months ended June 30, 2006, ARI purchased inventory of $17.5 million and $39.5 million, respectively, of components from ACF. In the three and six months ended June 30, 2005, ARI purchased inventory of $18.5 million and $35.4 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
Administration Agreement
Under this agreement, ACF agreed to provide the Company with office facilities and administrative services, primarily information technology services. In exchange for the facilities and services, the Company agreed to pay ACF based on agreed upon rates. Management believes that these allocation methods are reasonable for the relevant costs. Total amounts incurred under this agreement were zero and $0.4 million for the three and six months ended June 30, 2005. The agreement was terminated on April 1, 2005.

American Railcar Industries, Inc. and Subsidiaries
Railcar Servicing Agreement
Under this agreement, the Company agreed to provide ACF with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ACF. ACF agreed to compensate the Company based on agreed upon rates. The agreement was terminated on April 1, 2005. No amounts were recorded for the three and six months ended June 30, 2005.
Supply Agreement
Under this agreement, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2005 and is included under revenue from affiliates on the statement of operations. Revenue recorded under this arrangement totaled $0.3 million and $0.4 million for the three and six months ended June 30, 2006 and is included under revenue from affiliates on the accompanying condensed consolidated statement of operations.
     In 2004, the Company entered into the following agreements with ACF and ARL:
Railcar Management Agreements
Under this agreement, the Company provided ARI First and ARI Third, subsidiaries of ARL, with marketing, leasing, administration, maintenance, record keeping and insurance services for railcars owned by ARI First and ARI Third. In exchange for these services, ARI First and ARI Third paid the Company a management fee, which totaled $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2005, which is included under revenue from affiliates on the statement of operations. This arrangement was terminated on July 1, 2005, when ARI assigned its management agreements for ARI First LLC and ARI Third LLC to ARL.
ACF Administration Agreement
The ACF Administration agreement was entered into with ACF and ARL. Under the agreement, ACF agreed to provide certain management services that were required under the railcar management agreement with ARI First and ARI Third described above. Fees paid to ACF under this agreement were equal to the fees the Company charged to ARI First and Third under the railcar management agreement and totaled zero and $0.6 million, respectively, for the three and six months ended June 30, 2005, which is included under cost related to affiliates on the statement of operations. This arrangement was terminated on April 1, 2005.
     The Company currently has the following agreements with ARL and its subsidiaries:
ARL Railcar Services Agreement
Under this agreement, which began on April 1, 2005, ARL provided the Company with railcar services, which the Company was required to provide to ARI First and ARI Third under the railcar management agreement. The Company paid ARL an amount equal to the amounts paid to the Company by ARI First and ARI Third under the railcar management agreement, which totaled $0.5 million for both the three and six months ended June 30, 2005 and is included under cost of goods sold on the statement of earnings. This agreement was terminated on July 1, 2005.
ARL Railcar Servicing Agreement
Under this agreement, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. Revenue of $5.5 million and $11.3 million, respectively, for the three and six months ended June 30, 2005, included under revenue from affiliates on the statement of operations, was recorded under this arrangement. Revenue of $4.5 million and $10.5 million, respectively for the three and six months ended June 30, 2006, were

American Railcar Industries, Inc. and Subsidiaries
recorded under this arrangement, which is included under revenue from affiliates on the statement of operations. The agreement extends through June 30, 2007 and automatically renews for one-year periods unless either party provides at least six months prior notice of termination. Termination by the Company would result in a fee payable to ARL of $0.5 million.
ARL Services Agreement
Under this agreement, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by Mr. Unger, which is further described in Note 14. Under the agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based on an agreed upon a fixed annual fee. Total fees paid to ARL were $0.5 million for the three and six months ended June 30, 2005. Total fees paid to ARL were $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2006. Amounts billed to ARL totaled $0.03 million and $0.06 million, respectively, for the three and six months ended June 30, 2005. No amounts were billed to ARL during the three and six months ended June 30, 2006. These balances are included in revenues and costs related to affiliates on the statement of operations. Either party may terminate any of these services, and the associated costs for these services, on at least six months prior notice at any time prior to the termination of the agreement on December 31, 2007.
Trademark License Agreement
Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI receives annual fees of $1,000 in exchange for this license.
ARL Sales Contracts
On March 31, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 tank railcars in 2007. The Company has in the past manufactured and sold railcars to ARL on a purchase order basis. When the Company entered into this agreement, it planned to produce these tank railcars with new manufacturing capacity that the Company expected to have available beginning in January 2007. The agreement also includes options for ARL to purchase up to 300 covered hopper railcars in 2007, should additional capacity become available, and 1,000 tank railcars and 400 covered hopper railcars in 2008. Similar to other customers, the recent storm damage at Marmaduke and resulting temporary plant shutdown will impact the timing of delivery of the railcars that ARL has ordered.
Additional Agreements with ACF
As part of ARI’s recapitalization, ACF retained the liabilities for unfunded pension and other postretirement liabilities and workers compensation liabilities as of October 1, 1994 for employees who transferred from ACF to ARI at that date and for environmental liabilities as of that date. Expenses paid by ACF, relating to pre-recapitalization liabilities, were recorded as capital contributions by ARI and included in additional paid-in capital.
ARI recorded total expenses relating to benefits and environmental liabilities of $1.0 million and $1.8 million, respectively, in the three and six months ended June 30, 2005. Included in the total expenses incurred were amounts related to pre-capitalization liabilities retained by ACF, which were reflected as additional paid-in capital, totaling $0.2 million and $0.5 million, respectively, in the three and six months ended June 30, 2005. Effective December 1, 2005, the Company separated pension and post retirement obligations from ACF. As such, pre-recapitalization expenses related to pension and post retirement benefits are no longer paid by ACF on ARI’s behalf.
ARI entered into a note payable with ACF Holding, an affiliate, for $12.0 million effective January 1, 2005 in connection with the purchase of Castings (Note 1). This note was paid off in full in connection with the initial public offering, as discussed in Note 3.

American Railcar Industries, Inc. and Subsidiaries
Agreements with Affiliated Parties
During 2004, ARI advanced $165.0 million to Mr. Icahn under a secured note due in 2007 and bearing interest at prime plus 1.75%. Interest income on the note was zero and $0.8 million, respectively, for the three and six months ended June 30, 2005. On January 26, 2005, the ARL operating agreement was amended and an assignment and assumption agreement was executed whereby ARI transferred its interest in the $165.0 million secured note receivable from Mr. Icahn to ARL in exchange for 35,000 A Units of ARL and in satisfaction of the $130.0 million note issued to ARL, as discussed below.
During 2004, ARL advanced $130.0 million to ARI under a note due in 2007 and bearing interest at prime plus 1.5%. Interest expense on the note was zero and $0.6 million, respectively, for the three and six months ended June 30, 2005. As discussed above, this note was fully satisfied on January 26, 2005.
On December 17, 2004, ARI borrowed $7.0 million under a note payable to Arnos Corp., an affiliate. The note bears interest at prime plus 1.75% and was payable on demand. Interest expense on the note was $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2005. Interest expense on the note was zero and $0.1 million, respectively, for the three and six months ended June 30, 2006. This note was paid off in full in connection with the initial public offering, as discussed in Note 3.
As of December 31, 2005, amounts due from affiliates represented $5.1 million in receivables from ACF, Ohio Castings and ARL. Included in amounts due from affiliates at June 30, 2006 were $2.7 million in accounts receivable from ACF, Ohio Castings and ARL.
As of December 31, 2005, amounts due to affiliates represented $23.5 million in accounts and notes payable to ACF and its affiliates. As of June 30, 2006, amounts due to affiliates included $0.9 million in accounts payable to ACF.
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three and six months ended June 30, 2005 and 2006.
Cost of railcar manufacturing for the three and six months ended June 30, 2005 includes $8.4 million and $14.0 million, respectively, in railcar products produced by Ohio Castings, which is partially owned by Castings, as described in Note 1. Cost of railcar manufacturing for the three and six months ended June 30, 2006 included $12.0 million and $23.9 million, respectively, of railcar products produced by Ohio Castings. Inventory at December 31, 2005 and June 30, 2006 includes approximately $3.0 million and $5.2 million, respectively, of purchases from Ohio Castings.
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due January 2004. The note was renegotiated in 2005 with a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $1.8 million at December 31, 2005 and $1.7 million at June 30, 2006.
During April 2006, the Company’s Chairman and majority stockholder, Carl C. Icahn, contributed $0.3 million as a capital contribution to pay the weekly payroll and fringe benefits of the Marmaduke manufacturing facility. This was done to help bridge the gap until the Company received funds from its insurance policies to continue to pay full wages and benefits to all employees working for the tank railcar operations at Marmaduke, Arkansas.

American Railcar Industries, Inc. and Subsidiaries
Note 13—Employee Benefit Plans
The Company is the sponsor of two defined benefit plans that cover certain executives and employees at certain of its manufacturing facilities and a supplemental executive retirement plan (SERP). The Company uses a measurement date of October 1 for all pension plans, except for the Shipper’s Car Line Pension Plan, which has a measurement date of December 1, which is the date the Company became the sponsoring employer of that plan. The plan’s assets are held by independent trustees and consist primarily of equity and fixed income securities.
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
The Company recorded total expenses relating to these plans of $0.2 million and $0.3 million, respectively, in the three and six months ended June 30, 2006. The Company recorded total expense of $0.1 million and $0.2 million, respectively, in the three and six months ended June 30, 2005.
The components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2006 are as follows:

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended June
	June 30,		30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Service cost	$—	$3	$—	$5
Interest cost	—	52	—	104

Net periodic benefit cost recognized	$—	$55	$—	$109

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended June
	June 30,		30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Service cost	$41	$58	$82	$103
Interest cost	80	253	159	453
Expected return on plan assets	(83)	(236)	(166)	(418)
Recognized gains and losses	38	48	76	95
Prior service cost recognized	6	—	13	(1)

Net periodic benefit cost recognized	$82	$123	$164	$232

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

American Railcar Industries, Inc. and Subsidiaries
The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2005. Expenses for these plans were $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2006. Prior to April 1, 2005, selected ARI salaried employees participated in the ACF Industries, Inc. Savings and Investment Plan, and the cost is included in the six months ended June 30, 2005 expense.
Note 14 — Commitments and Contingencies
The Company leases certain facilities from an entity owned by its Chief Executive Officer, certain affiliates of ARI and third parties. Total rent expense on these leases was approximately $2.1 million and $4.1 million, respectively, for the three and six months ended June 30, 2005. Total rent expense on the leases was approximately $0.7 million and $2.0 million, respectively, for the three and six months ended June 30, 2006. Expenses to related parties included in the amounts above were $0.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2005. Expenses to related parties included in the amounts above were $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2006.
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
ARI is a party to collective bargaining agreements with labor unions at its Longview, Texas and North Kansas City, Missouri repair facilities and at its Longview, Texas steel foundry and components manufacturing facility. These agreements expire in January 2007, September 2007, and April 2008, respectively. ARI is also party to a collective bargaining agreement at our Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provide that the contract would remain in effect under the old terms until terminated by either party with 60 days notice. At the present time, there are no workers at Milton, as the site is idled.
The Company was named a party to a suit in which the plaintiff alleges the Company was responsible for the malfunction of a valve which was remanufactured in 2004 by a third party. The Company believes it has no responsibility for this malfunction and has meritorious defense against any liability in this case. In any event, it is

American Railcar Industries, Inc. and Subsidiaries
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
The Company entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at our railcar production facilities. The agreements have terms of two and three years respectively. The Company has agreed to purchase a combined total of $67.6 million from these two suppliers over three years. In 2006, 2007 and 2008 we expect to purchase $16.0 million, $27.1 million and $24.5 million respectively under these agreements. For the current year, the Company has spent approximately $6.7 million through June 30, 2006.
ARI entered into supply agreements on January 28, 2005 and on June 8, 2005 with a supplier for two types of steel plates. The agreement is for five years and is cancelable by either party, with proper notice after two years. The agreement commits ARI to buy 75% of its production needs from this supplier at prices that fluctuate with market.
Note 15—Common Stock, Mandatorily Redeemable Preferred Stock, and New Preferred Stock
On January 24, 2006, the Company completed the sale of 9,775,000 shares of common stock to the public pursuant to an effective registration statement at a price of $21.00 per share. In connection with the offering, the Company redeemed all mandatorily redeemable preferred stock and new preferred stock, including accrued dividends of $11.9 million, for a total of $94.0 million.
In February 2006, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record at the close of business on March 22, 2006. These dividends were paid on April 6, 2006.
In June 2006, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record at the close of business on June 29, 2006. Dividends of $0.6 million were accrued as of June 30, 2006. These dividends were paid on July 14, 2006.
Note 16—Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments; manufacturing operations and railcar services. The accounting policies of the segments are the same as those described in Note 2. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties.
The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

American Railcar Industries, Inc. and Subsidiaries

For the three months ended June	Manufacturing	Railcar	Corporate
30, 2005	Operations	Services	& all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$149,284	$11,437	$—	$—	$160,721
Intersegment revenues	252	1,093	—	(1,345)	—
Cost of goods sold — external customers	135,399	10,323	—	—	145,722
Cost of intersegment sales	228	852	—	(1,080)	—

Gross profit	13,909	1,355	—	(265)	14,999
Gain related to insurance recoveries	—	—	—	—	—
Selling, administration and other	2,052	727	450	—	3,229
Stock based compensation expense	—	—	—	—	—

Earnings (loss) from operations	$11,857	$628	$(450)	$(265)	$11,770

Capital expenditures	4,490	81	88	—	4,659
Depreciation and amortization	1,214	485	5	—	1,704

For the three months ended June	Manufacturing	Railcar	Corporate
30, 2006	Operations	Services	& all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$138,816	$12,734	$—	$—	$151,550
Intersegment revenues	581	37	—	(618)	—
Cost of goods sold — external customers	123,618	9,947		—	133,565
Cost of intersegment sales	405	31	—	(436)	—

Gross profit	15,374	2,793	—	(182)	17,985
Gain related to insurance recoveries	4,983	—	—	—	4,983
Selling, administration and other	1,299	505	2,804	—	4,608
Stock based compensation expense	—	—	1,419	—	1,419

Earnings (loss) from operations	$19,058	$2,288	$(4,223)	$(182)	$16,941

Capital expenditures	10,752	369	—	—	11,121
Depreciation and amortization	2,094	497	34	—	2,625

	Manufacturing	Railcar	Corporate
For the six months ended June 30, 2005	Operations	Services	& all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$269,978	$21,665	$—	$—	$291,643
Intersegment revenues	490	1,865	—	(2,355)	—
Cost of goods sold — external customers	250,916	18,575		—	269,491
Cost of intersegment sales	440	1,442	—	(1,882)	—

Gross profit	19,112	3,513	—	(473)	22,152
Gain related to insurance recoveries	—	—	—	—	—
Selling, administration and other	2,763	959	2,906	—	6,628
Stock based compensation expense	—	—	—	—	—

Earnings (loss) from operations	$16,349	$2,554	$(2,906)	$(473)	$15,524

Capital expenditures	9,021	277	94	—	9,392
Depreciation and amortization	2,254	964	11	—	3,229

American Railcar Industries, Inc. and Subsidiaries

	Manufacturing	Railcar	Corporate
For the six months ended June 30, 2006	Operations	Services	& all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$305,306	$24,973	$—	$—	$330,279
Intersegment revenues	1,482	215	—	(1,697)	—
Cost of goods sold — external customers	271,874	20,160	—	—	292,034
Cost of intersegment sales	1,338	169	—	(1,507)	—

Gross profit	33,576	4,859	—	(190)	38,245
Gain related to insurance recoveries	4,983	—	—	—	4,983
Selling, administration and other	2,771	998	5,984	—	9,753
Stock based compensation expense	—	—	4,969	—	4,969

Earnings (loss) from operations	$35,788	$3,861	$(10,953)	$(190)	$28,506

Capital expenditures and acquisitions	20,667	369	—	—	21,036
Depreciation and amortization	3,854	992	69	—	4,915

	Manufacturing	Railcar	Corporate
As of	Operations	Services	& all other	Eliminations	Totals
December 31, 2005	(in thousands)
Total assets	$185,652	$34,171	$48,757	$—	$268,580
June 30, 2006
Total assets	245,517	37,683	34,500	—	317,700
Manufacturing Operations
Revenues from affiliates were 10.6% and 9.7% of total consolidated revenues for the three and six months ended June 30, 2005, respectively. Revenues from affiliates were 3.4% and 6.1% of total consolidated revenues for the three and six months ended June 30, 2006.
Revenues from one significant customer totaled 30.0% and 26.0% of total consolidated revenues for the three and six months ended June 30, 2005, respectively. Revenues from one significant customer totaled 29.3% and 30.4% of total consolidated revenues for the three and six months ended June 30, 2006.
Revenues from two significant customers were 55.0% and 47.0% of total consolidated revenues for the three and six months ended June 30, 2005, respectively. Revenues from two significant customers were 45.1% and 43.9% of total consolidated revenues for the three and six months ended June 30, 2006, respectively.
Receivables from one significant customer were 21.0% and 14.7% of total consolidated accounts receivable at December 31, 2005 and June 30, 2006, respectively. Receivables from two significant customers were 21.0% and 25.0% of total consolidated accounts receivable at December 31, 2005 and June 30, 2006, respectively.
Railcar services
Revenues from affiliates were 3.4% and 3.9% of total consolidated revenues for the three and six months ended June 30, 2005, respectively. Revenues from affiliates were 3.0% and 3.2% of total consolidated revenues for the three and six months ended June 30, 2006, respectively. No single services customer accounted for more than 10.0% of total consolidated revenue for the three and six months ended June 30, 2005 and 2006. No single services customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2005 and June 30, 2006.

American Railcar Industries, Inc. and Subsidiaries
Note 17—Supplemental Cash Flow Information
ARI received interest income of $1.0 million and $0.9 million for the six months ended June 30, 2005 and 2006, respectively.
ARI paid interest expense of $2.4 million and $1.1 million for the six months ended June 30, 2005 and 2006, respectively.
ARI paid taxes of $0.3 million and $10.7 million for the six months ended June 30, 2005 and 2006, respectively.
Approximately $12.5 million representing certain tax benefits that ARI received as a result of utilizing ARL’s previously incurred tax losses was recorded through additional paid-in-capital as ARI received the benefit of these tax losses during 2005.
In January 2005, ARI exchanged the $165.0 million secured note with Mr. Icahn to ARL in satisfaction of the $130.0 million note owed to ARL plus $35.0 million of common interest in ARL.
In the six months ended June 30, 2006, the Company incurred stock based compensation expense of $3.9 million in connection with the initial public offering for the issuance of restricted shares of common stock to the Company’s Chief Executive Officer. The Company’s stock option expense for the six months ended June 30, 2006 was $1.2 million.
In January 2006, in connection with the initial public offering, the Company incurred compensation expense of $0.5 million related to a bonus for one of our senior officers that is payable in 2007.
In February 2006, the Board of Directors of the Company declared a common stock dividend of $0.03 per share to shareholders that was paid on April 6, 2006 to shareholders of record as of March 22, 2006.
In June 2006, the board of Directors of the Company declared a common stock dividend of $0.03 per share to shareholders that was paid on July 14, 2006 to shareholders of record as of June 29, 2006.

American Railcar Industries, Inc. and Subsidiaries
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, financial position or performance to be materially different from any future results, financial position or performance expressed or implied by such forward-looking statements. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “forecast,” “estimate,” “plan,” “projected,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual results or those of our industry could differ materially from those projected in the forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, including:
•	risks associated with the storm damage and related business interruption suffered by our Marmaduke manufacturing facility, including without limitation:
°	the determination of the scope, amount and deductibles under our insurance coverage for that damage and business interruption;

°	the timing of insurance payments;

°	the risk that our rebuilding efforts, plant shut down or associated delivery delays will result in unanticipated costs that may not be covered by insurance;

°	our ability to retain tank railcar customers or orders; and

°	our ability to retain our employees for that facility;
•	risks associated with the planned construction of our new flexible railcar manufacturing plant, including without limitation:
°	construction delays;

°	unexpected costs;

°	our planned dependence on the new plant to produce railcars for which we have already accepted orders; and

°	other risks typically associated with the construction of new manufacturing facilities;

•	the cyclical nature of our business;

•	adverse economic and market conditions;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	our ability to maintain relationships with our suppliers of railcar components and raw materials;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the highly competitive nature of our industry;

•	the risk of damage to our primary railcar manufacturing facilities or equipment in Paragould or Marmaduke, Arkansas;

•	our reliance upon a small number of customers that represent a large percentage of our revenues;

•	the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;

•	our dependence on our key personnel;

•	the risks of a labor shortage in light of our recent growth;

•	risks associated with the conversion of our railcar backlog into revenues;

•	the difficulties of integrating acquired businesses with our own;

American Railcar Industries, Inc. and Subsidiaries
•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the cost of complying with environmental laws and regulations;

•	the costs associated with being a public company;

•	our relationship with Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, and his affiliates as a purchaser of our products, supplier of components and services to us and as a provider of significant capital, financial and managerial support;

•	potential failure by ACF Industries LLC, an affiliate of Carl Icahn our principal beneficial stockholder and the chairman of our board of directors to honor its indemnification obligations to us;

•	potential risk of increased unionization of our workforce;

•	our ability to manage our pension costs;

•	potential significant warranty claims; and

•	covenants in our amended and restated revolving credit facility governing our indebtedness that limit our management’s discretion in the operation of our businesses.
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
We operate in two segments: manufacturing operations and railcar services. Manufacturing operations consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar services consist of railcar repair and refurbishment services and fleet management services.
RECENT DEVELOPMENTS
On April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing facility was damaged by a tornado. While the majority of the facility suffered only minor damage, the portion of the factory that processed inbound material, equipment associated with material handling, plate steel blasting and sheet rolling as well as some inventory were destroyed by the storm. The tornado also destroyed the steel plate storage facility that was under construction and nearly completed. As of early August, we received most of the major equipment items that required replacement and

American Railcar Industries, Inc. and Subsidiaries
the facility resumed tank railcar production on August 7, 2006. Through the date of this filing, none of our customers has canceled any contracts for the manufacture of tank railcars. We have received written confirmation from our insurance carrier that our insurance provides coverage for the wind and rain damage to our property and for business interruption as a direct result of the insured damage. Subject to the deductibles for our insurance, we believe that substantially all of our damage from the storm will be covered and within the coverage limits of our policies. The insurance carrier made an initial payment of $7.5 million to us on our property claim and we have reached a preliminary minimum settlement amount of $8.0 million (after application of the deductible) to cover continuing expenses, employee wages and estimated lost profits for the months of April, May and June 2006. We are continuing to work with our carrier to further assess the amount of the damage and the insurable loss. Certain risks associated with this storm damage are set forth in “Part II—Item 1A — Risk Factors.”
Our revenues and manufacturing gross profits have been adversely affected by the temporary shut-down of our Marmaduke facility. However, as set forth above, and subject to our deductibles and the risks and uncertainties set forth in this report, we expect that the profit impact of these adverse affects will be substantially offset by proceeds from our business interruption insurance. In the three months ended June 30, 2006, we recognized a gain of $5.0 million associated with the minimum settlement of our business interruption insurance recoveries for that period. We also expect to recognize a gain on the repair and replacement of our facility and equipment that is funded from insurance proceeds, where the cost of repair or replacement is greater than the book value of the underlying property or equipment that is being replaced. This gain will be recorded when the final settlement has been reached on the property damage claim.
In August 2006, our Board of Directors approved the construction of a new flexible railcar manufacturing plant to be built adjacent to our tank railcar manufacturing plant in Marmaduke, Arkansas. We anticipate that the new plant would be capable of producing tank, covered hopper, and intermodal railcars. We expect the plant would have an initial capacity to produce 2,500 tank railcars annually, with railcar production expected to begin in early 2008. This new plant would be in addition to the tank railcar expansion currently underway at Marmaduke to increase capacity by 1,000 tank railcars annually. Construction on the new plant is expected to begin in the third quarter of 2006. Certain risks associated with this new plant are set forth in “Part II–Item 1A — Risk Factors.”
In August 2006, we signed agreements with two customers to purchase a total of 2,000 railcars per year from us in each of 2008 and 2009. One of these customers has options to purchase up to an additional 2,000 railcars. We currently anticipate that the railcars for these new orders would be produced at our new plant. These orders are not included in our backlog of 12,790 railcars as of June 30, 2006.

American Railcar Industries, Inc. and Subsidiaries
RESULTS OF OPERATIONS
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	June 30,	June 30,
	2005	2006

Revenues:
Manufacturing Operations	93%	92%
Railcar services	7%	8%

Total revenues	100%	100%
Cost of goods sold:
Cost of manufacturing	84%	82%
Cost of railcar services	6%	6%

Total cost of goods sold	90%	88%
Gross profit	10%	12%
Income related to insurance recoveries, net	0%	3%
Selling, administrative and other	2%	3%
Stock based compensation expense	0%	1%

Earnings from operations	8%	11%
Interest income	0%	0%
Interest expense	1%	0%
Earnings (loss) from joint venture	0%	0%

Earnings before income tax expense	7%	11%
Income tax expense	3%	4%

Net earnings	4%	7%

Three Months ended June 30, 2006 compared to Three Months ended June 30, 2005
Our earnings available to common shareholders for the three months ended June 30, 2006 were $10.8 million, compared to $1.9 million for the three months ended June 30, 2005, representing an increase of $8.9 million. In the three months ended June 30, 2006, we sold 1,734 railcars, which is 129 less than the 1,863 railcars we sold in the same period in 2005. The primary factors for the increase in earnings relates to an overall increase in earnings from operations due to increased profits and a gain of $5.0 million related to insurance proceeds from our insurance company on the Marmaduke tornado damage offset by an increase in stock based compensation expense and an increase in selling, administrative and other expenses. Also, the Company paid preferred dividends during the second quarter 2005 amounting to $4.6 million. As a result of the initial public offering, the Company paid off all preferred stock in January 2006.
Revenues
Our revenues for the three months ended June 30, 2006 decreased 5.7% to $151.6 million from $160.7 million in the three months ended June 30, 2005. This decrease was primarily attributable to a decrease in our revenues from manufacturing operations as a result of the temporary shutdown of the Marmaduke tank railcar manufacturing facility as a result of the tornado damage to that facility.
Our manufacturing operations revenues for the three months ended June 30, 2006 decreased 7% to $138.8 million from $149.3 million for the three months ended June 30, 2005. This decrease was primarily attributable to the delivery of 129 less railcars in the second quarter of 2006 versus the comparable period of 2005 as a result of the Marmaduke facility shutdown. Our revenues from sales of railcars decreased $8.6 million to $123.2 million in the three months ended June 30, 2006 from $131.8 million in the three months ended June 30, 2005. In the three months ended June 30, 2006, we shipped 85 tank railcars compared to 475 tank railcars shipped in the comparable quarter of

American Railcar Industries, Inc. and Subsidiaries
2005. Prior to the storm damage, we had planned to produce and ship 569 tank railcars in the second quarter of 2006. The decrease in tank railcar shipments was partially offset by an increase in shipments of hopper railcars from our Paragould facility. In the second quarter of 2006, we shipped 1,649 covered hopper railcars compared to 1,034 covered hopper railcars shipped in the second quarter of 2005. We were able to increase Paragould production due to increased capacity at that facility supported by the continued strong backlog of orders for our covered hopper railcars. Our increased number of covered hopper railcar shipments in the second quarter of 2006, as compared to the second quarter of 2005, also reflects the conversion of our Paragould facility back to covered hopper railcar production. Until September 2005, we produced centerbeam railcars at our Paragould facility, and we shipped a total of 354 centerbeam railcars in the second quarter of 2005. Our reduced revenues from decreased unit sales of railcars was partially offset by increased prices resulting from our ability to pass through most of our increased raw material and component costs and increase in the base unit price for some of our railcars. For the three months ended June 30, 2006, our manufacturing operations included $5.2 million, or 3.4% of our total consolidated revenues, from transactions with affiliates, compared to $17.1 million, or 10.6% of our total consolidated revenues in the three months ended June 30, 2005. These revenues were attributable to sales of railcars to companies controlled by Mr. Icahn.
Our railcar services revenues increased by $1.3 million to $12.7 million in the three months ended June 30, 2006, from $11.4 million in the three months ended June 30, 2005. This increase was primarily attributable to strong railcar repair demand. For the second quarter of 2006, our railcar services revenues included $4.5 million, or 3% of our total consolidated revenues, from transactions with affiliates, compared to $5.5 million, or 3.4% of our total revenues, in the second quarter of 2005.
We had a strong second quarter during 2006 at our Paragould covered hopper railcar manufacturing facility. As the summer months progress and more hot weather is experienced, we expect a slowdown of production at this facility and an associated modest decrease in revenues as compared to our most recently completed quarter.
Gross Profit
Our gross profit increased to $17.9 million in the three months ended June 30, 2006 from $15.0 million in the three months ended June 30, 2005. Our gross profit margin increased to 11.8% in the second quarter of 2006 from 9.3% in the second quarter of 2005, primarily reflecting improved margins in our manufacturing operations.
Our gross profit margin for our manufacturing operations increased to 10.9% in the three months ended June 30, 2006 from 9.3% in the three months ended June 30, 2005. This increase was primarily attributable to our ability to pass through increased raw material and component costs through variable pricing contracts, a shift in railcar mix, and improved efficiencies. In the second quarter of 2006, we were able to pass through most of our increased raw material and component costs. In the second quarter of 2005, we were unable to pass through $1.2 million of $5.2 million of increased raw material and component costs. All of our current railcar manufacturing contracts have variable cost provisions that adjust the delivery price for changes in certain raw material and component costs. As a result, changes in steel prices and other raw material and component prices should have little impact on our gross profits for the remainder of the year.
During the second quarter 2005, we also incurred start up costs after the completion of the new third production line at our Paragould facility. These costs mainly related to the initial training of employees and the various supplies for the new production line. Additionally, as additional painting and lining capabilities for this production line were not completed until November 2005, we had outsourced the railcar painting and lining functions for these railcars. The new painting and lining ability has allowed us to improve margins in 2006 as we reduced outsourcing cost related to this process.
Income Related to Insurance Recoveries, Net
We have property insurance covering wind and rain damage to our property, incremental costs and operating expenses we incurred due to the tornado damage at our Marmaduke facility. In addition, we have insurance for business interruption as a direct result of the insured damage. Our deductibles on these policies are $100,000 for property insurance and a five-day equivalent time element business interruption deductible, which we currently estimate to be at least $600,000. This deductible is being ratably recognized over the course of the five-month period during which the Company estimates the business interruption will occur.

American Railcar Industries, Inc. and Subsidiaries
During the three months ended June 30, 2006, the Company had assets with net book value of $3.5 million that were damaged or destroyed by the tornado. The charge for these asset write-offs has been netted against the insurance advance pending final settlement of the property damage insurance claim.
The tornado related insurance settlements have included $7.5 million of cash advances received in April 2006, primarily related to property damage to provide funds to repair the plant in Marmaduke. This cash was classified as cash provided for investing activities as it was received as part of the property insurance claim that was filed for all the property, plant and equipment that was damaged by the tornado. As our insurance carriers and we agree on additional amounts of insurance settlements, we intend to record the actual loss attributable to the storm as well as an anticipated net gain from the replacement of the property with new property and equipment. This gain will be recorded as additional income related to insurance recoveries, net.
Our business interruption insurance policy provides coverage for continuing expenses, employee wages and the loss of profits resulting from the temporary Marmaduke plant shut-down caused by the storms. During June 2006, our insurance carrier and we reached a preliminary minimum settlement amount of $8.0 million, after application of the deductible, to cover continuing expenses, employee wages and estimated lost profits for the months of April, May and June 2006. We received this $8.0 million minimum settlement amount in July 2006. We anticipate further recoveries in the month of July and August.
In the second quarter of 2006, we recognized income related to insurance recoveries of $5.0 million attributable to our business interruption insurance computed as follows:

(in thousands)
Business interruption insurance claim	$8,600
Business interruption claim deductible	(600)

Business interruption insurance settlement, net	8,000

Continuing expenses	(3,257)
Unrecognized deductible	240

Income related to insurance recoveries, net	$4,983

Selling, Administrative and Other Expenses
Our selling, administrative and other expenses increased by $1.3 million in the second quarter of 2006, to $4.5 million from $3.2 million in the second quarter of 2005. These selling, administrative and other expenses, which exclude stock based compensation, were 3.0% of total revenues in the three months ended June 30, 2006 as compared to 2.0% of total revenues in the three months ended June 30, 2005. Our increase in selling, administrative and other expenses was primarily attributable to increased expenses associated with being a public company and increased expenses to support our growing business.
Stock Based Compensation Expense
Our stock based compensation expense for the three months ended June 30, 2006 was $1.5 million. This expense is attributable to restricted stock and stock options we granted in 2006. For the remainder of 2006, we expect to incur additional stock based compensation expense of $0.3 million per month through January 2007 in connection with a restricted stock grant issued at the time of our initial public offering. Furthermore, for the remainder of 2006, we expect to incur stock based compensation expense of $0.2 million per month based on stock options previously issued under the 2005 Equity Incentive Plan. We did not incur any stock based compensation expense during the second quarter of 2005.

American Railcar Industries, Inc. and Subsidiaries
Interest Expense and Income
Our interest expense for the three months ended June 30, 2006 was $0.1 million as compared to $1.3 million for the three months ended June 30, 2005, representing a decrease of $1.2 million. In January 2006, we repaid substantially all of our outstanding debt with a portion of the net proceeds of our initial public offering. Our interest income in the three months ended June 30, 2006 was $0.4 million as compared to $0.1 million for the three months ended June 30, 2005, representing an increase of $0.3 million. The increase was primarily attributable to our increased funds following our public offering.
Income Taxes
Our income tax expense for the three months ended June 30, 2006 was $6.3 million, or 36.8% of our earnings before income taxes, as compared to $4.3 million for the three months ended June 30, 2005, or 39.6% of our earnings before income taxes. Our 2006 effective tax rate was lower than the 2005 rate due to expenses included in pre-tax earnings, for which we did not receive a deduction for tax purposes in 2005. These expenses result from liabilities and obligations retained by our affiliate ACF Industries, LLC, a company controlled by Carl C. Icahn, as part of its transfer of assets to us in 1994. Although ACF is responsible for any costs associated with these liabilities, we are required to recognize these costs as expenses in order to reflect the full cost of doing business. The entire amount of such permanently nondeductible expenses is treated as contribution of capital resulting in an increase to our effective tax rate. That portion of expenses associated with employee benefit plans ended on December 1, 2005, when our retirement plans were separated from the ACF plans. The expenses included in pre-tax income were $0.2 million for the three months ended June 30, 2005. Furthermore, the 2006 rate is reduced by the Domestic Production Activities Deduction, which allows companies to deduct 3% of their income for domestic activities. This deduction was created as part of the American Jobs Creation Act of 2004. It provides a tax savings against income attributable to domestic production activities. This deduction became available to us during 2006.
Six Months ended June 30, 2006 compared to Six Months ended June 30, 2005
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Six Months Ended,
	June 30,	June 30,
	2005	2006

Revenues:
Manufacturing Operations	93%	92%
Railcar Services	7%	8%

Total revenues	100%	100%
Cost of goods sold:
Cost of manufacturing	86%	82%
Cost of railcar services	6%	6%

Total cost of goods sold	92%	88%
Gross profit	8%	12%
Income related to insurance recoveries, net	0%	2%
Selling, administrative and other	2%	3%
Stock based compensation expense	0%	2%

Earnings from operations	6%	9%
Interest income	0%	0%
Interest expense	1%	0%
Earnings from joint venture	0%	0%

Earnings before income tax expense	5%	9%
Income tax expense	2%	3%

Net earnings	3%	6%

American Railcar Industries, Inc. and Subsidiaries
Our earnings available to common shareholders for the six months ended June 30, 2006 were $17.5 million, compared to a loss of $0.1 million for the six months ended June 30, 2005, representing an increase of $17.6 million. In the first six months of 2006, we sold 3,714 railcars, which is 369 more than the 3,345 railcars we sold in the first six months of 2005. Most of our revenues, and all of our revenues for the sale of railcars, for the first six months of 2006 included sales under contracts that allowed us to adjust our sale prices to pass on to our customers the impact of increases in the costs of certain raw materials, particularly steel, and components.
Revenues
Our revenues for the six months ended June 30, 2006 increased 13.3% to $330.3 million from $291.6 million in the six months ended June 30, 2005. This increase was primarily attributable to an increase in our revenues from manufacturing operations.
Our manufacturing operations revenues increased 13.1% to $305.3 million in the first six months of 2006 from $270.0 million in the first six months of 2005. This increase was primarily attributable to the delivery of an additional 369 railcars in the first six months of 2006 versus the comparable period of 2005, increased prices resulting from our ability to pass through our increased raw material and component costs and increases in the base unit price for some of our railcars. Our revenues from sales of railcars increased $37.8 million to $273.0 million in the first six months of 2006 from $235.2 million in the first six months of 2005. The additional deliveries of railcars in the first six months of 2006 reflected increased sales of covered hopper railcars. In the six months ended June 30, 2006, we shipped 3,176 covered hopper railcars compared to 1,652 in the six months ended June 30, 2005. The increased sales reflected our increased capacity at our Paragould facility supported by the continued strong backlog of orders for our railcars. Our increased number of covered hopper railcar shipments in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, also reflects the conversion of our Paragould facility back to covered hopper railcar production. Until September 2005, we produced centerbeam railcars at our Paragould facility, and we shipped a total of 785 centerbeam railcars in the six months ended June 30, 2005. This increase was offset by a decrease of tank railcar production due to the tornado damage and related shutdown of Marmaduke. During the second quarter of 2006, we had planned to produce and ship 569 tank railcars but only shipped 85 tank railcars. In the six months ended June 30, 2006, we shipped 538 tanks railcars compared to 908 in the six months ended June 30, 2005. For the first six months of 2006, our manufacturing operations included $20.2 million, or 6.1% of our total consolidated revenues, from transactions with affiliates, compared to $28.1 million, or 9.7% of our total consolidated revenues, in the first six months of 2005. These revenues were attributable to sales of railcars to companies controlled by Mr. Icahn.
Our railcar services revenues increased by $3.3 million to $25.0 million in the first six months of 2006, from $21.7 million in the first six months of 2005. This increase was primarily attributable to strong railcar repair demand. For the first six months of 2006, our railcar services revenues included $10.5 million, or 3.2% of our total consolidated revenues, from transactions with affiliates, compared to $11.3 million, or 3.9% of our total consolidated revenues, in the first six months of 2005.
Gross Profit
Our gross profit increased to $38.2 million in the first six months of 2006 from $22.2 million in the first six months of 2005. Our gross profit margin increased to 11.6% in the first six months of 2006 from 7.6% in the first six months of 2005, primarily reflecting improved margins in our manufacturing operations.
Our gross profit margin for our manufacturing operations increased to 10.9% in the first six months of 2006 from 7.1% in the first six months of 2005. This increase was primarily attributable to our ability to pass through increased raw material and component costs through variable pricing contracts, the shift in railcar mix, and improved efficiencies. In the first six months of 2006, we were able to pass through most of our increased raw material and component costs. In the first six months of 2005, we were unable to pass through $2.4 million of $13.8 million of increased raw material and component costs. All of our current railcar manufacturing contracts have variable cost provisions that adjust the delivery price for changes in certain raw material and component costs. As a result, changes in steel prices and other raw material and component prices should have little impact on our gross profits for the remainder of the year.

American Railcar Industries, Inc. and Subsidiaries
During the first six months of 2005, we also incurred start up costs after the completion of the new third production line at our Paragould facility. These costs mainly related to the initial training of employees and the various supplies for the new production line. Additionally, as additional painting and lining capabilities for this production line were not completed until November 2005, we had outsourced the railcar painting and lining functions for these railcars. The new painting and lining ability has allowed us to improve margins in 2006 as we reduced outsourcing of this process.
Income Related to Insurance Recoveries, Net
We have property insurance covering wind and rain damage to our property, incremental costs and operating expenses we incurred due to the tornado damage at our Marmaduke facility. In addition, we have insurance for business interruption as a direct result of the insured damage. Our deductibles on these policies are $100,000 for property insurance and a five-day equivalent time element business interruption deductible, which we currently estimate to be at least $600,000. This deductible is being ratably recognized over the course of the five-month period during which the Company estimates the business interruption will occur.
During the six months ended June 30, 2006, the Company had assets with net book value of $3.5 million that were damaged or destroyed by the tornado. The charge for these asset write-offs has been netted against the insurance advance pending final settlement of the property damage insurance claim.
The tornado related insurance settlements have included $7.5 million of cash advances received in April 2006, primarily related to property damage to provide funds to repair the plant in Marmaduke. This cash was classified as cash provided for investing activities as it was received as part of the property insurance claim that was filed for all the property, plant and equipment that was damaged by the tornado. As our insurance carriers and we agree on additional amounts of insurance settlements, we intend to record the actual loss attributable to the storm as well as an anticipated net gain from the replacement of the property with new property and equipment. This gain will be recorded as additional income related to insurance recoveries, net.
Our business interruption insurance policy provides coverage for continuing expenses, employee wages and the loss of profits resulting from the temporary Marmaduke plant shut-down caused by the storms. During June 2006, our insurance carrier and we reached a preliminary minimum settlement amount of $8.0 million, after application of the deductible, to cover continuing expenses, employee wages and estimated lost profits for the months of April, May and June 2006. We received this $8.0 minimum settlement amount in July 2006. We anticipate further recoveries in the month of July and August.
In the second quarter of 2006, we recognized income related to insurance recoveries of $5.0 million attributable to our business interruption insurance computed as follows:

(in thousands)
Business interruption insurance claim	$8,600
Business interruption claim deductible	(600)

Business interruption nsurance settlement, net	8,000

Continuing expenses	(3,257)
Unrecognized deductible	240

Income related to insurance recoveries, net	$4,983

Selling, Administrative and Other Expenses
Our selling, administrative and other expenses increased by $3.1 million in the first six months of 2006, to $9.7 million from $6.6 million in the first six months of 2005. These selling, administrative and other expenses, which exclude stock based compensation, were 2.9% of total revenues in the first six months of 2006 as compared to 2.3% of total revenues in the first six months of 2005. The selling, administrative and other expenses for the first six

American Railcar Industries, Inc. and Subsidiaries
months of 2006 include a $0.5 million bonus to one of our senior officers in connection with the initial public offering, payable in April 2007. Our increase in selling, administrative and other expenses was primarily attributable to expenses incurred in connection with our initial public offering, increased expenses associated with being a public company and increased expenses to support our growing business.
Stock Based Compensation Expense
Our stock based compensation expense for the six months ended June 30, 2006 was $5.0 million included as part of selling, administrative and other expenses and $0.1 million included in cost of sales. This expense is attributable to restricted stock and stock options we granted in 2006. We expect to incur additional stock based compensation expense of $0.3 million per month through January 2007 in connection with restricted stock issued as part of our initial public offering. For the remainder of 2006, the Company expects to incur stock based compensation expense of $0.2 million per month based on the stock options previously issued in connection with and subsequent to the initial public offering. We did not incur any stock based compensation expense during the first six months of 2005.
Interest Expense and Income
Our interest expense for the six months ended June 30, 2006 was $1.1 million as compared to $2.4 million for the six months ended June 30, 2005, representing a decrease of $1.3 million. In the six months ended June 30, 2006, we repaid substantially all of our outstanding debt with a portion of the net proceeds of our initial public offering. Our interest expense in the six months ended June 30, 2006 included the write off of approximately $0.6 million of deferred financing costs that we incurred in connection with the repayment of our industrial revenue bond and credit facility financings. Our interest income in the six months ended June 30, 2006 was $0.9 million as compared to $1.0 million for the six months ended June 30, 2005, representing a decrease of $0.1 million.
Income Taxes
Our income tax expense for the six months ended June 30, 2006 was $10.5 million, or 36.8% of our earnings before income taxes, as compared to $6.0 million for the six months ended June 30, 2005, or 39.9% of our earnings before income taxes. Our 2006 effective tax rate was lower than the 2005 rate due to expenses included in pre-tax earnings, for which we did not receive a deduction for tax purposes in 2005. These expenses result from liabilities and obligations retained by our affiliate ACF Industries LLC, a company controlled by Carl C. Icahn, as part of its transfer of assets to us in 1994. Although ACF is responsible for any costs associated with these liabilities, we are required to recognize these costs as expenses in order to reflect the full cost of doing business. The entire amount of such permanently nondeductible expenses is treated as contribution of capital resulting in an increase to our effective tax rate. These expenses associated with employee benefit plans ended on December 1, 2005, when our retirement plans were separated from the ACF plans. The expenses included in pre-tax income were $0.5 million for the six months ended June 30, 2005. Furthermore, the 2006 rate is reduced by the Domestic Production Activities Deduction, which allows companies to deduct 3% of their income for domestic activities.
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
Our total backlog as of December 31, 2005 was $1.07 billion and as of June 30, 2006 was $0.99 billion. We estimate that approximately 46% of our June 30, 2006 backlog will be converted to revenues by the end of 2006.

American Railcar Industries, Inc. and Subsidiaries
On July 29, 2005, we entered into a multi-year purchase and sale agreement with CIT to manufacture and sell to CIT covered hopper and tank railcars. Under this agreement, CIT has agreed to buy a minimum of 3,000 railcars from us in each of 2006, 2007 and 2008 and we have agreed to offer to sell to CIT up to 1,000 additional railcars in each of those years. CIT may choose to satisfy its purchase obligations from among a variety of covered hopper and tank railcars described in the agreement. CIT may reduce its future purchase obligations or cancel pending purchase orders, upon prior written notice to us, under certain conditions, including a reduction of the then current American Railway Car Institute’s most recently reported quarterly backlog below specified levels. As of June 30, 2006, the American Railway Car Institute reported a quarterly backlog of in excess of 85,692 railcars. If during the term of the agreement, the levels of quarterly backlog reported by American Railway Car Institute fall below 45,000 railcars but remains above 35,000 railcars, CIT has the right, on 6 months prior written notice, to cancel pending purchase orders or reduce subsequent purchase obligations for the then current agreement year, in either case such that actual purchases by CIT would not fall below 50% of that agreement year’s original minimum purchase requirements. If the American Railway Car Institute’s reported quarterly backlog falls below 35,000 railcars, CIT has the right to cancel or suspend all, or any, pending purchase orders or remaining purchase obligations under the Agreement upon at least 180 days prior written notice. If CIT elects to cancel any pending purchase order under these provisions within at least 120 days of the delivery date of the order, we may require that CIT purchase from us, at our cost, all material which we had purchased and identified to such cancelled purchase order. CIT also has the right to reduce its railcar orders from us if market prices for the railcars subject to our agreement are reduced significantly below our quoted prices and we fail to meet such price reductions. Under the agreement, purchase prices for railcars are subject to steel surcharges and certain other material cost increases applicable at the time of production.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The June 2006 reported backlog includes 8,077 railcars relating to CIT’s minimum purchase obligations under its agreement with us based upon an assumed product mix consistent with CIT’s orders for railcars. Changes in product mix from that assumed would affect the dollar amount of our backlog from CIT.

2006
Railcar backlog at start of period (1/1/2006)	14,510
New railcars delivered	3,714
New railcar orders	1,994

Railcar backlog at end of period (6/30/2006)	12,790

Estimated railcar backlog value at end of period (in thousands)	$986,161
Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimate backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in cost of certain raw materials and railcar components or the cancellation or delay of railcar orders that may occur.
Included in the railcar backlog is $196.5 million of railcars to be sold to our affiliate, American Railcar Leasing.
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

American Railcar Industries, Inc. and Subsidiaries
In August 2006, we signed agreements with two customers to purchase a total of 2,000 railcars per year from us in each of 2008 and 2009. One of these customers has options to purchase up to an additional 2,000 railcars. We currently anticipate that the railcars for these new orders will be produced at our new plant. These orders are not included in our backlog of 12,790 railcars as of June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the six months ended June 30, 2006 were proceeds from our initial public offering and cash generated from operations.
We completed our initial public offering on January 24, 2006 and issued 9.8 million shares at an offering price of $21.00 per share. Net proceeds from the offering were used, among other things, to repay most of our long-term debt, to redeem all of our outstanding redeemable preferred stock and to repay all amounts outstanding under our revolving credit facility. The remaining net proceeds were used for the purchase of a strategic supplier and other property plant and equipment.
In January 2006, concurrent with the completion of the initial public offering, we entered into an Amended and Restated Credit Agreement with North Fork Business Capital Corporation, as administrative agent for various lenders. The revolving credit facility has a total commitment of the lesser of (i) $75 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials and finished goods inventory. In addition, the amended and restated revolving credit facility includes a $15.0 million capital expenditure sub-facility that is based on a percentage of the costs related to capital projects we may undertake. The revolving credit facility has a three-year term. Borrowings under the revolving credit facility are collateralized by substantially all of our assets. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of June 30, 2006 we had $64.1 million of availability under the revolving credit facility and no borrowings outstanding.
Cash Flows
The following tables summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30:

2006
(in thousands)
Net cash provided by (used in):
Operating activities	$(6,021)
Investing activities	(30,441)
Financing activities	35,379

Total	$(1,083)

Net Cash Used in Operating Activities
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
Our net cash used in operating activities for the six months ended June 30, 2006 was $6.0 million. Net earnings reconciled to $32.2 million cash provided by earnings after adjusting for depreciation and amortization, stock-based compensation, the write-off of deferred financing costs, among other smaller adjustments. Cash provided by

American Railcar Industries, Inc. and Subsidiaries
operating activities attributable to changes in our current assets and liabilities included a decrease in accounts receivable, net of $2.5 million and a decrease in accounts receivable from affiliate of $2.4 million. These sources of cash were offset by an recording of the business interruption insurance claim receivable of $8.0 million, an increase in inventories of $20.0 million, an increase in prepaid expenses of $1.5 million, a decrease in accounts payable of $8.8 million, a decrease in accounts payable due to affiliate of $2.0 million and a decrease in accrued expenses and taxes of $2.5 million.
The decrease in accounts receivable from affiliate is due to receipt of payment from ARL. The increase in accounts receivable was primarily attributable to the increased volume of sales attributed to railcars manufactured at our Paragould facility. The increase in inventories was primarily attributable to the increase in cost of steel and increased production levels. Additionally, inventory increased due to the impact of Marmaduke raw material purchases that were in process when the plant was shut down by the storm. Also, although operations were shut down at Marmaduke, we still were required under certain supply contracts to purchase raw material inventory from certain vendors. This caused a further increase in inventory due to the plan shut down. Furthermore, inventory also increased due to an increase of inventory levels at Paragould to facilitate increased capacity and production. The increase in prepaid expenses was primarily attributable to payments for workers’ compensation and general insurance coverages that benefit future periods. The decrease in accounts payable is due to timing of payments made to various vendors. The decrease in accrued expenses and taxes is due to payment of 2005 bonuses partially offset by the liability booked for the insurance advance related to the tornado damage at Marmaduke.
Net Cash Used In Investing Activities
Net cash used in investing activities was $30.4 million for the six months ended June 30, 2006. Purchases of property, plant and equipment amounted to approximately $21.0 million in the six months ended June 30, 2006. This was for the purchases of equipment at multiple locations to increase capacity and operating efficiencies. These purchases are described in further detail below under “Capital Expenditures.” The other reason for the high level of cash used in investing activities during 2006 is related to the acquisition of Custom Steel in 2006, which amounted to $17.2 million. These cash outflows were partially offset by a receipt of $7.5 million related to the property insurance claim for the property damage incurred at Marmaduke from the tornado.
Net Cash Provided by (Used In) Financing Activities
Net cash provided by financing activities was $35.4 million for the six months ended June 30, 2006. The main reason for the large cash inflow is due to $205.3 million in proceeds from the initial public offering, offset by offering cost of $14.6 million, the redemption of preferred stock of $82.1 million, the payment of preferred dividends of $11.9 million, the reduction of amounts due to affiliates of $20.5 million, and the repayment of debt of $40.2 million.
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
Capital expenditures for the six months ended June 30, 2006 were $21.0 million. Of these expenses, approximately $6.9 million were for expansion purposes. Approximately $0.2 million was for cost reduction purposes. Approximately $13.9 million of capital expenditures were for necessary replacement of capital assets.
The Company completed the acquisition of the stock of Custom Steel Inc. from Steel Technologies, Inc., with the transaction effective March 31, 2006. The total amount invested in the acquisition was approximately $17.2 million.
We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies and to otherwise complement and expand our business.

American Railcar Industries, Inc. and Subsidiaries
On April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing facility was damaged by a tornado. Various costs have been incurred for capital expenditures in repairing the damage to the facility. As of June 30, 2006, we have spent approximately $4.4 million to bring the facility and the related equipment back to working order. The insurance carrier made an initial payment of $7.5 million to us on our claim during April 2006, and we are continuing to work with our carrier to further assess the amount of the damage and the insurable loss related to the plant, property, and equipment. Certain risks associated with this storm damage are set forth in “Part II—Item 1A – Risk Factors.”
In August 2006, our Board of Directors approved the construction of a new flexible railcar manufacturing plant to be built adjacent to our tank railcar manufacturing plant in Marmaduke, Arkansas. We anticipate that the new plant would be capable of producing tank, covered hopper and intermodal railcars. Construction on the new plant is expected to begin in the third quarter of 2006. Certain risks associated with construction of this new plant are set forth in “Part II—Item 1A – Risk Factors.”
We anticipate that any ongoing repair and replacement of our Marmaduke facility and equipment, the new railcar plant and any other future expansion of our business will be financed through recoveries from our insurance carrier, cash flow from operations, our revolving credit facility, term debt associated directly with that expenditure or other new financing. We believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We cannot guarantee that we will be able to obtain term debt or other new financing on favorable terms, if at all.
Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund capital expenditures, acquisitions, or incur from time to time other investments and these capital requirements could be substantial. Our operating performance may also be affected by matters discussed under “Special Note Regarding Forward-Looking Statements”, “Risk Factors” in the Annual Report and this report and trends and uncertainties discussed in this discussion and analysis, as well as elsewhere in the Annual Report and this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
Dividends
On February 28, 2006, our Board of Directors declared a regular cash dividend of $0.03 per share of our common stock. The dividend was paid on April 6, 2006, to shareholders of record at the close of business on March 22, 2006. Our Board of Directors declared another dividend in June 2006. This cash dividend of $0.03 per share of common stock was paid on July 14, 2006 to shareholders of record at the close of business on June 29, 2006.
We intend to pay cash dividends on our common stock in the future. However, our revolving credit facility contains provisions that trigger a demand right if we pay dividends on our common stock unless the payment does not cause the adjusted fixed charge coverage ratio (fixed charges, pursuant to the revolving credit facility, include any dividends paid or payable on our common stock) to be less than 1.2 to 1.0 or the adjusted ratio of our indebtedness to earnings before interest, taxes, depreciation and amortization, after giving effect to any debt incurred to pay any such dividend to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal years. Moreover, our declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, covenants under our borrowing arrangement and other factors our board of directors considers relevant. Accordingly, we may not pay dividends in any given amount in the future, or at all.
In addition, dividends of $0.6 million on our preferred stock were paid in the first quarter of 2006. All of our outstanding shares of preferred stock were redeemed in January 2006 in connection with our initial public offering.
Contractual Obligations
In the first six months of 2006, we applied the net proceeds of our initial public offering to repay substantially all of our long-term debt obligations in the amount of $40.4 million and our notes due to affiliates in the amount of $19.0

American Railcar Industries, Inc. and Subsidiaries
million. A long-term note in the amount of $0.1 million, payable through February 1, 2008, and which may not be prepaid without the consent of the holder, remains outstanding.
We entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at our railcar production facilities. The agreements have terms of two and three years, respectively. We have agreed to purchase a combined total of $67.6 million from these two suppliers over three years. In 2006, 2007 and 2008, we expect to purchase $16.0 million, $27.1 million, and $24.5 million respectively under these agreements. For the current year, we have spent approximately $6.7 million through June 30, 2006.
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
We have entered into supply agreements with one of the Ohio Castings joint venture partners, to purchase up to 25% and 33% of car sets, consisting of sideframes and bolsters, produced at the foundry being operated by Ohio Castings. Our purchase commitments under these supply agreements are dependent upon the number of car sets manufactured by these foundries, which are jointly controlled by us and the other two members of Ohio Castings.
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

American Railcar Industries, Inc. and Subsidiaries
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
We have been named the defendant in a lawsuit in which the plaintiff claims we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. The lawsuit was filed on September 19, 2005 in the United States District Court, Eastern District of Missouri. The plaintiff seeks unspecified damages in excess of $75,000. The plaintiffs allege that the failures in certain components caused the contents transported by these railcars to spill out of the railcars causing property damage, clean-up costs, monitoring costs, testing costs and other costs and damages. We believe that we are not responsible for the damage and have meritorious defenses against liability.
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
Stock Based Compensation
On January 19, 2006, we adopted SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB No. 25, “Accounting for Stock Issues to Employees”, or APB 25. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on the estimated fair values of the awards on their grant dates. Our share-based awards include stock options and restricted stock awards.
We use the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the option, future volatility, dividend yield, and the risk-free interest rate.
As of June 30, 2006, unrecognized compensation cost related to the unvested portion of share-based compensation arrangements was approximately $5.4 million and is expected to be recognized over a weighted-average period of approximately 2 years. This includes $2.1 million related to a restricted stock grant and $3.3 million related to stock options.
Business Combination
On March 31, 2006, we adopted SFAS No. 141, Business Combinations, or SFAS 141, in conjunction with the acquisition of Custom Steel. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, Business Combinations (APB 16), and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises (SFAS 38). SFAS 141 requires that business combinations be accounted for

American Railcar Industries, Inc. and Subsidiaries
under the purchase method of accounting, which requires management to estimate the fair value of the assets acquired and liabilities assumed. The allocation of the purchase price is based on the estimated fair value of assets and liabilities acquired and may be subject to adjustments during the year following the date of acquisition related to a change in the fair value of the assets and liabilities assumed.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have a $75.0 million revolving credit facility that provides for financing of our working capital requirements. As of June 30, 2006, there were no borrowings under the revolving credit facility. We are exposed to interest rate risk on the borrowings under our revolving credit facility. However, we do not plan to enter into swaps or other hedging arrangements to manage this risk because we do not believe the risk is significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represent approximately 80-85% of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been greatly reduced by the variable pricing contracts we now have in place. We have negotiated all of our current railcar manufacturing contracts with our customers to adjust the purchase prices of our railcars to reflect increases or decreases in the cost of certain raw materials and components and, as a result, we are able to pass on to our customers most of the increased raw material and component costs with respect to the railcars that we will produce and deliver after the first nine months of 2005. We believe that we currently have excellent supplier relationships and do not anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production was to increase beyond current levels, or other economic changes occur that affect the availability of our raw materials.
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
ITEM 1A. RISK FACTORS
In addition to the risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006, we are subject to the following additional risks relating to the tornado damage and associated plant shut down at our Marmaduke facility and our new railcar orders and planned new railcar manufacturing plant:
We cannot guarantee that our insurance coverage, subject to applicable deductibles, will be adequate to cover damage at our Marmaduke facility. Nor can we guarantee that our business interruption insurance will be adequate to cover our losses resulting from the business interruption. Our insurance carrier could also contest the scope of our coverage or the amount of our coverage or deductibles. Even if our preliminary assessment of our insurance coverage is correct, delays in receiving payments from, or disputes with, our insurance carrier, could adversely affect our business and results of operations. Although the plant rebuilding is substantially complete, we cannot guarantee the timing of achieving full production rates at our Marmaduke facility, or whether our rebuilding efforts, plant shut down or associated delivery delays will result in unanticipated costs that may not be covered by insurance. We cannot assure that we will be able to retain our tank railcar customers or orders. Our tank railcar orders may be subject to cancellation in connection with our plant shutdown or otherwise, or we may incur disputes with those customers over rescheduling deliveries. We also cannot guarantee that we will be able to retain our employees, several of whom may have been displaced from their homes.
Construction of the new railcar manufacturing plant and our ability to timely fulfill our new railcar orders are subject to risks, including without limitation, delays, unexpected costs and other risks typically associated with such construction, which could impair or prevent our ability to satisfy such orders on a timely basis, it at all, and may result in cancellations, customer requests for delays or other costs that could adversely impact the amount of revenue we may generate from the new railcar orders or potential future orders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 24, 2006, the Company completed the sale of 9,775,000 shares of common stock to the public pursuant to an effective registration statement at a price of $21.00 per share. The offering resulted in gross proceeds to the Company of $205.3 million. Expenses related to the offering were $13.3 million for underwriting discounts and commissions. We received net proceeds of $192.0 million in the offering.
Since the closing of the offering and through June 30, 2006, we have applied the net proceeds from the offering as follows (in millions):

Redemption of all outstanding shares of preferred stock	$94.0
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Acquisition of Custom Steel	17.2
Payment of payables in connection with acquisition	5.3
Investment in plant, property and equipment	12.7
Offering costs paid during the first quarter	1.4

Total uses	$192.0

American Railcar Industries, Inc. and Subsidiaries
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders held June 8, 2006, stockholders elected seven incumbent directors for a one-year term. The vote tabulation follows:

Nominee	For	Withheld
Carl C. Icahn	17,961,401	2,438,103
James J. Unger	17,968,505	2,430,999
Vincent J. Intrieri	17,412,907	2,986,597
Jon F. Weber	17,711,333	2,688,171
Keith Meister	18,216,868	2,182,636
James C. Pontious	19,671,101	728,403
James M. Laisure	19,673,187	726,317

American Railcar Industries, Inc. and Subsidiaries
ITEM 6. EXHIBITS

Exhibit
No.	Description of Exhibit
31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

American Railcar Industries, Inc. and Subsidiaries
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.
Date: August 11, 2006	By:	/s/ James J. Unger
James J. Unger, President and Chief Executive Officer

	By:	/s/ William P. Benac
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