Form 10-Q
period 2006-09-30
American Railcar Industries, Inc./DE
filed 2006-11-14
CIK 1344596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2006
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
The number of shares of the registrant’s common stock, without par value, outstanding on November 8, 2006 was 21,207,773 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	December 31,	September 30,
	2005	2006

Assets
Current assets:
Cash and cash equivalents	$28,692	$11,102
Accounts receivable, net	38,273	47,473
Accounts receivable, due from affiliates	5,110	2,371
Insurance claim receivable, net	—	5,936
Inventories, net	88,001	112,392
Prepaid expenses	2,523	4,163
Deferred tax asset	1,967	2,075

Total current assets	164,566	185,512

Property, plant and equipment
Buildings	84,255	97,364
Machinery and equipment	68,187	87,347

	152,442	184,711
Less accumulated depreciation	65,398	72,323

Net property, plant and equipment	87,044	112,388
Construction in process	3,759	12,001
Land	2,182	2,865

Total property, plant and equipment	92,985	127,254

Debt issuance costs	565	179
Deferred offering costs	4,860	—
Goodwill	—	7,230
Other assets	26	37
Investment in joint venture	5,578	5,116

Total assets	$268,580	$325,328

See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(In thousands, except per share amounts, unaudited)

	December 31,	September 30,
	2005	2006

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$33,294	$86
Accounts payable	55,793	46,255
Accounts payable, due to affiliates	4,457	907
Accrued expenses and taxes	7,675	5,382
Accrued compensation	7,243	9,970
Accrued dividends	11,336	636
Note payable to affiliate-current	19,000	—

Total current liabilities	138,798	63,236

Long-term debt, net of current portion	7,076	31
Deferred tax liability	5,364	7,991
Pension and post-retirement liabilities	10,522	9,986
Other liabilities	59	53
Mandatory redeemable preferred stock, stated value $1,000, 99,000 shares authorized, 1 share issued and outstanding at December 31, 2005, none outstanding at September 30, 2006	1	—

Total liabilities	161,820	81,297

Commitments and contingencies	—	—

Stockholders’ equity:
New Preferred Stock, $.01 par value per share, stated value $1,000 per share, 500,000 shares authorized, 82,055 shares issued and outstanding at December 31, 2005, none outstanding at September 30, 2006, respectively	82,055	—
Common stock, $.01 par value, 50,000,000 shares authorized, 11,147,059 and 21,207,773 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	111	212
Additional paid-in capital	41,667	234,242
Retained earnings accumulated (deficit)	(15,442)	11,157
Accumulated other comprehensive loss	(1,631)	(1,580)

Total stockholders’ equity	106,760	244,031

Total liabilities and stockholders’ equity	$268,580	$325,328

See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended,
	September 30,	September 30,
	2005	2006

Revenues:
Manufacturing operations (including revenues from affiliates of $16,345 and $4,172 for the three months ended September 30, 2005 and 2006, respectively)	$139,230	$138,479

Railcar services (including revenues from affiliates of $4,756 and $4,580 for the three months ended September 30, 2005 and 2006, respectively)	11,275	11,975

Total revenues	150,505	150,454

Cost of goods sold:
Manufacturing operations (including costs related to affiliates of $15,441 and $3,699 for the three months ended September 30, 2005 and 2006, respectively)	126,265	125,809

Railcar services (including costs related to affiliates of $3,622 and $3,634 for the three months ended September 30, 2005 and 2006, respectively)	8,963	8,920

Total cost of goods sold	135,228	134,729
Gross profit	15,277	15,725

Income related to insurance recoveries, net	—	4,963
Gain on asset conversion, net	—	4,323
Selling, administrative and other	4,789	5,529
Stock based compensation expense	—	1,479

Earnings from operations	10,488	18,003

Interest income	288	234
Interest expense (including interest expense to affiliates of $509 and $0 for the three months ended September 30, 2005 and 2006, respectively)	1,195	103
Loss from joint venture	(481)	(278)

Earnings before income tax expense	9,100	17,856
Income tax expense	3,605	6,862

Net earnings	$5,495	$10,994

Less preferred dividends	(2,081)	—

Earnings available to common shareholders	$3,414	$10,994

Net earnings per common share — basic	$0.31	$0.52
Net earnings per common share — diluted	$0.31	$0.52
Weighted average common shares outstanding — basic	11,147	21,208
Weighted average common shares outstanding — diluted	11,147	21,261

Dividends declared per common share	$—	$0.03
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Nine Months Ended,
	September 30,	September 30,
	2005	2006

Revenues:
Manufacturing operations (including revenues from affiliates of $44,493 and $24,380 for the nine months ended September 30, 2005 and 2006, respectively)	$409,208	$443,785

Railcar services (including revenues from affiliates of $16,036 and $15,093 for the nine months ended September 30, 2005 and 2006, respectively)	32,940	36,948

Total revenues	442,148	480,733

Cost of goods sold:
Manufacturing operations (including costs related to affiliates of $41,384 and $22,567 for the nine months ended September 30, 2005 and 2006, respectively)	377,181	397,683

Railcar services (including costs related to affiliates of $12,728 and $11,749 for the nine months ended September 30, 2005 and 2006, respectively)	27,538	29,080

Total cost of goods sold	404,719	426,763
Gross profit	37,429	53,970

Income related to insurance recoveries, net	—	9,946
Gain on asset conversion, net	—	4,323
Selling, administrative and other	11,417	15,282
Stock based compensation expense	—	6,448

Earnings from operations	26,012	46,509

Interest income (including interest income from affiliates of $823 and $0 for the nine months ended September 30, 2005 and 2006, respectively)	1,265	1,149
Interest expense (including interest expense to affiliates of $1,683 and $98 for the nine months ended September 30, 2005 and 2006, respectively)	3,577	1,236
Earnings from joint venture	443	59

Earnings before income tax expense	24,143	46,481
Income tax expense	9,611	17,405

Net earnings	$14,532	$29,076

Less preferred dividends	(11,171)	(568)

Earnings available to common shareholders	$3,361	$28,508

Net earnings per common share — basic	$0.30	$1.39
Net earnings per common share — diluted	$0.30	$1.39
Weighted average common shares outstanding — basic	11,147	20,484
Weighted average common shares outstanding — diluted	11,147	20,571

Dividends declared per common share	$—	$0.09
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2005	2006

Operating activities:
Net earnings	$14,532	$29,076
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,972	7,689
Loss on the write-off of property, plant and equipment	—	4,705
Write-off of deferred financing costs	—	566
Stock based compensation	—	6,590
Change in joint venture investment as a result of earnings	(443)	(59)
Expense relating to pre-recapitalization liabilities	794	—
Provision for deferred income taxes	8,721	807
Provision for losses on accounts receivable	35	295
Changes in operating assets and liabilities:
Accounts receivable, net	(23,779)	(9,497)
Accounts receivable, due from affiliate	—	2,739
Insurance claim receivable	—	(5,936)
Inventories	(7,939)	(20,554)
Prepaid expenses	(8,309)	(1,626)
Accounts payable	33,354	(9,538)
Accounts payable, due to affiliate	—	(2,074)
Accrued expenses and taxes	5,784	(9,591)
Other	109	(479)

Net cash provided by (used in) operating activities	27,831	(6,887)

Investing activities:
Purchases of property, plant and equipment	(16,356)	(38,695)
Property insurance advance on Marmaduke tornado damage	—	10,000
Repayment of note receivable from affiliate (Ohio Castings LLC)	—	494
Acquisitions	—	(17,220)

Net cash used in investing activities	(16,356)	(45,421)

Financing activities:
Proceeds from sale of common stock	—	205,275
Offering costs	—	(14,605)
Preferred stock redemption	—	(82,056)
Preferred stock dividends	—	(11,904)
Common stock dividends	—	(1,273)
Decrease in amounts due to affiliates	(22,246)	(20,476)
Majority shareholder capital contribution	—	275
Finance fees related to new credit facility	—	(265)
Repayment of note receivable from affiliate	50	—
Proceeds from debt issuance	31,294	—
Repayment of debt	(1,315)	(40,253)

Net cash provided by financing activities	7,783	34,718

Increase (decrease) in cash and cash equivalents	19,258	(17,590)
Cash and cash equivalents at beginning of period	6,943	28,692

Cash and cash equivalents at end of period	$26,201	$11,102

See notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months ended September 30, 2005 and 2006
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. and subsidiaries (collectively the “Company” or “ARI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Balance Sheet as of December 31, 2005 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report attached on Form 10-K for the year ended December 31, 2005. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
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
ARI manufactures railcars, custom designed railcar parts for industrial companies, railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing, LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by selected customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.4% of total consolidated revenues for both the three and nine months ended September 30, 2005. Canadian revenues were 0.3% of total consolidated revenues for both the three and nine months ended September 30, 2006. Canadian assets were 0.4% of total consolidated assets as of both December 31, 2005 and September 30, 2006.
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
The following table discloses the preferred stock transactions and the effect on additional paid-in-capital reflecting the elimination of the Company’s investment in ARL for the years ended December 31, 2004 and 2005, and the nine months ended September 30, 2006.

	New preferred	Additional paid in
	stock	capital
	(in thousands)
January 1, 2004	$—	$11,484
New preferred stock issued in exchange for mandatorily redeemable preferred stock	95,517	—
Capital contribution	102,654	42,482
Exchange of common interest in ARL for new preferred stock	(86,486)	(26,670)
ARL deferred tax assets	—	12,522
Other	—	1,431

December 31, 2004	$111,685	$41,249

Exchange of common interest in ARL for new preferred stock	$(29,630)	$—
Tax benefit of ARL NOL	—	(2,023)
Other	—	2,441

December 31, 2005	$82,055	$41,667

Redemption of Preferred Stock through proceeds of initial public offering	$(82,055)	$—
Restricted stock grant	—	(1,200)
Stock option expense	—	1,790
Initial public offering	—	191,985

September 30, 2006	$—	$234,242

Acquisition
On March 31, 2006, the Company acquired all of the common stock of Custom Steel, Inc. (“Custom Steel”), a subsidiary of Steel Technologies, Inc. Custom Steel operates a facility located adjacent to our component manufacturing facility in Kennett, Missouri, which produces value-added fabricated parts that primarily support our railcar manufacturing operations. Prior to the acquisition, ARI was Custom Steel’s primary customer. The purchase price was $17.2 million, which resulted in goodwill of $7.2 million.
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
Revenue recognition
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and shipment, which is when title and risk for any damage or loss with respect to the railcars passes to the customer. In some cases, paint and lining work may be outsourced and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the independent contractor, customer acceptance and final shipment. Revenues from railcar and industrial parts and components are recorded at the time of product shipment, in accordance with the contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from the Company’s plants. The Company does not bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
The Company records amounts billed to customers for shipping and handling as part of sales in accordance with Emerging Issues Task Force (EITF) Abstract 00-10, Accounting for Shipping and Handling Fees and Costs, and records related costs in cost of sales.
Accounts receivable
The Company carries its accounts receivable at their face amount, less an allowance for doubtful accounts. On a routine basis, the Company evaluates its account receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are placed for collection on a limited basis once all other methods of collection have been exhausted. Once it has been determined that the customer is no longer in business and/or refuses to pay, the accounts are written off.
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
Debt issuance costs
Debt issuance costs were incurred in connection with the issuance of long-term debt in 2005 and the Amended and Restated Revolving Credit Agreement in January 2006. These costs are amortized over the term of the related debt, utilizing the interest method.

Ohio Castings joint venture
The Company uses the equity method to account for its investment in Ohio Castings. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue instead of when they are realized. Advances and distributions are charged and credited directly to the investment account. Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and to the Company and the other joint venture partner in Ohio Castings at cost plus a licensing fee. Ohio Castings closed its Chicago Castings facility effective June 30, 2006, in connection with a consolidation of its operations. Ohio Castings is responsible for the exit liabilities of this closure. This closing did not have a material financial impact on the Company.
The Company has determined that, although the joint venture is a variable interest entity (“VIE”), the Company is not the primary beneficiary and the joint venture should not be consolidated in the Company’s financial statements. The risk of loss to Castings and the Company is limited to its investment in the VIE and its one third share of Ohio Castings’ debt, which the Company has guaranteed. The one third share of Ohio Castings debt was $5.1 million and $4.2 million as of December 31, 2005 and September 30, 2006, respectively. The fair market value of the guarantee was approximately $0.1 million at December 31, 2005 and September 30, 2006.
The carrying amount of the investment in Ohio Castings by Castings was $5.6 million and $5.1 million, respectively at December 31, 2005 and September 30, 2006.
For the three and nine months ended September 30, 2006, the cost of railcar manufacturing included $9.0 million and $30.9 million, respectively, in products produced by Ohio Castings. For the three and nine months ended September 30, 2005, the cost of railcar manufacturing included $5.0 million and $19.0 million, respectively, in products produced by Ohio Castings.
Inventory at December 31, 2005 and September 30, 2006 includes approximately $3.0 million and $4.0 million, respectively, of purchases from Ohio Castings. Approximately $0.8 million of costs were eliminated as it represented profit from a related party for inventory still on hand.
Summary combined financial information for Ohio Castings, the investee company, as of December 31, 2005 and September 30, 2006 follows:

	December 31, 2005	September 30, 2006
	(in thousands)
Financial position
Current assets	$18,302	$14,690
Property, plant, and equipment, net	15,380	15,253

Total assets	33,682	29,943

Current liabilities	14,540	14,237
Long-term debt	11,663	7,683

Total liabilities	26,203	21,920

Member’s equity	7,479	8,023

Total liabilities and member’s equity	$33,682	$29,943

Summary combined results of operations for Ohio Castings for the three and nine months ended September 30, 2005 and 2006:

Three months ended	September 30, 2005	September 30, 2006
	(in thousands)
Results of operations
Sales	$30,045	$23,921

Earnings (loss) from operations	(1,745)	(654)

Net earnings (loss)	$(1,577)	$(466)

Nine months ended	September 30, 2005	September 30, 2006
	(in thousands)
Results of operations
Sales	$88,324	$90,158

Earnings from operations	1,115	120

Net earnings	$1,327	$544

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
The Company reduced the carrying value of equipment purchased under a lease agreement from an unrelated third party by $0.4 million in the first quarter of 2006, for its manufacturing plants which is reflected in the consolidated statement of operations under costs of manufacturing operations. No impairment losses were recorded in the second or third quarter of 2006. No impairment losses were recorded for the nine month period ended September 30, 2005.
Income taxes
ARI accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of ARI’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled.
Pension plans and other postretirement benefits
The Company is the sponsor of two defined benefit plans that cover certain employees at designated repair facilities. One defined benefit plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second defined benefit plan is active and covers only certain of the Company’s union employees. Benefits for the salaried employees are based on salary and years of service, while those for hourly employees are based on negotiated rates and years of service. Benefit costs are accrued during the years employees render service based on actuarial calculations of cost based on the stated factors. The Company is also the sponsor of an unfunded supplemental executive retirement plan (SERP) in which several of its employees are participants. The participants’ benefits in the SERP vested prior to the SERP being frozen on March 31, 2004. No additional benefits are accruing under the SERP.
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
Retained earnings
ARI was recapitalized on October 1, 1994, when ACF Industries LLC (ACF), the former holder of ARI’s common stock, transferred to ARI the old common stock of ARI along with the assets and liabilities of ACF’s railcar maintenance and railcar parts manufacturing businesses (the “1994 ACF asset transfer”). In exchange, ACF received 57,306 shares of ARI’s newly issued mandatorily redeemable preferred stock. New shares of ARI’s common stock were issued to Carl C. Icahn, Chairman of the Board of ACF, in exchange for cash of $6.4 million. In October 1998, ARI redeemed 57,305 shares of the preferred stock and the remaining share of preferred stock was transferred to Mr. Icahn. As ARI and ACF were entities under common control, accounting principles generally accepted in the United States of America required that ARI’s initial carrying value of assets transferred to it from ACF and the purchase of Castings be equal to ACF’s historical net book value at the time of transfer. The excess of the fair value paid over the net book value of assets and liabilities transferred to ARI was reflected as a distribution of retained earnings and had the effect of reducing shareholders’ equity by $24.8 million as of December 31, 2005 and September 30, 2006. Of that amount, $19.2 million was recorded at the formation of ARI, and $5.6 million was recorded in 2003 from the acquisition of Castings.
Earnings per share
Basic earnings per share are calculated as net earnings attributable to common shareholders divided by the weighted-average number of common shares outstanding during the respective period. Diluted earnings per share are calculated by dividing net earnings attributable to common shareholders by the weighted-average number of shares outstanding plus dilutive potential common shares outstanding during the year.
Use of estimates
Management of ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include deferred taxes, workers compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets, and the reserve for warranty claims. Actual results could differ from those estimates.

Stock-based compensation
The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments (“123(R)”), to stock option awards issued. The compensation cost recorded for these awards will be based on their grant-date fair value required by SFAS 123(R).
Goodwill
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill and other intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its carrying value. The Company adopted this standard upon the acquisition of Custom Steel, which resulted in goodwill of $7.2 million, as described in Note 1. The Company plans to perform the goodwill impairment test required by SFAS No. 142 as of March 1 of each year.
Recent accounting pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is to become effective for fiscal years ending after November 15, 2006. The Company plans to adopt SAB 108 effective for its 10-K, which will be filed for the year ending December 31, 2006. The Company does not anticipate a material impact on its financial statements when it initially applies the provisions of SAB 108.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, FAS 157 does not require any new fair value measurements. The Company is currently evaluating the impact this standard will have on its operating income and statement of financial position. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt FAS 157 as of January 1, 2008, as required.
In September 2006, the FASB issued Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This guidance eliminates one of the accounting methods used to plan for major maintenance activities. This FSP should be applied to the first fiscal year beginning after December 15, 2006. The Company plans to adopt this FSP on January 1, 2007. The Company does not expect that the adoption of this FSP will have a significant impact on its financial position and results of operations.
In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (or FAS 158). FAS 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the Plans) as an asset or liability in the 2006 year end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. FAS 158 also requires the Company to measure the funded status of the Plans as of the year end balance sheet date not later that December 31, 2008. The Company is currently evaluating the impact this new standard will have on its statement of financial position and results of operations.

Note 3 — Initial Public Offering
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

Note 4 — Marmaduke Storm Damage Insurance Claim (Income related to insurance recoveries)
On April 2, 2006, a tornado struck the Marmaduke, Arkansas area. This tornado resulted in damage to the company’s tank railcar manufacturing facility in Marmaduke, Arkansas. While the majority of the Marmaduke tank railcar facility suffered only minor damage, the portion of the factory that processed inbound material, equipment associated with material handling, plate steel blasting and sheet rolling as well as some inventory was destroyed by the storm. The tornado also destroyed an empty building that was nearing completion to receive inbound material and store inventory. The manufacturing facility was closed from April 2, 2006 through August 6, 2006 due to the storm. The Company recommenced operations at the manufacturing facility on August 7, 2006 when the repairs related to the tornado damage were substantially complete.
The Company has property insurance covering wind and rain damage to its property, as well as incremental costs and operating expenses it incurred due to damage caused by the tornado. In addition, the Company has insurance for business interruption as a direct result of the insured damage. The Company has deductibles on these policies of $0.1 million for property insurance and a five-day equivalent time element business interruption deductible, which equated to $0.6 million. This deductible was ratably recognized over the course of the five-month period during the period of business interruption.
The Company has settled both the property damage claim and the business interruption insurance claim. The final property damage claim amounted to $11.2 million (prior to the deductible) covering clean up costs, repair costs and asset replacement costs. The final business interruption claim amounted to $16.0 million (prior to the deductible) covering continuing expenses, employee wages and estimated lost profits for April through August 2006.
The Company received varying payments in both the second and third quarters for the property damage and business interruption claims and has received all remaining amounts due in the fourth quarter. ARI received advances of $7.5 million and $2.5 million, respectively, during the second and third quarters from the insurance carrier related to the property damage claim. This cash has been classified as cash received for investing activities in the condensed consolidated statement of cash flows. The Company has received the remaining $1.1 million during the fourth quarter 2006. ARI received advances of $8.0 million and $2.5 million, respectively, during the second and third quarters related to the business interruption claim. This cash has been classified as cash received for operating activities as the advances were for ongoing normal business operations and lost profits. The Company has received the remaining $4.9 million during the fourth quarter 2006.
The Company had assets with a net book value of $4.3 million damaged or destroyed by the tornado. Other costs incurred related to the tornado damage included clean up for the temporary shut-down of the facility. The write off of assets and associated cleanup costs have been netted against the insurance settlement of the property damage claim to arrive at the gain on asset conversion, net.
The Company incurred costs related to the storm damage that were unpaid as of September 30, 2006. The Company identified these items and they were included in the property damage and the business interruption insurance claim settlements. An accrued liability balance of $1.1 million remains at September 30, 2006 for these remaining amounts. The Company believes that no material additional future costs will be incurred relating to the storm damage.
The amounts recorded in the statement of operations relating to business interruption insurance recoveries is set forth as follows:

	Second	Third	Year to
	Quarter	Quarter	Date
	(in thousands)
Business interruption insurance claim	$8,600	$7,368
Business interruption claim deductible	(600)	(240)

Business interruption insurance settlement, net	8,000	7,128

Continuing expenses	(3,257)	(2,173)
Deductible adjustment	—	8
Unrecognized deductible	240	—

Income related to insurance recoveries, net	$4,983	$4,963	$9,946

The amounts recorded in the statement of operations relating to our property damage insurance recoveries is set forth as follows:

Third Quarter
(in thousands)
Property damage insurance claim	$11,160
Property damage claim deductible	(100)

Property damage insurance settlement, net	11,060
Assets damaged, clean up costs, repair costs	(6,737)

Gain on asset conversion, net	$4,323

The current receivable amount included in the balance sheet relating to our insurance recoveries is set forth as follows:

	Business Interruption	Property Damage
	Insurance	Insurance	Total
	(in thousands)
Total Claim	$15,968	$11,160
Deductible	592	100

Claim after deductible	15,376	11,060
Advances	10,500	10,000

Insurance Receivable at September 30, 2006	$4,876	$1,060	$5,936

Note 5 — Comprehensive Income
The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands)
Net earnings	$5,495	$10,994	$14,532	$29,076
Foreign currency translation adjustment	20	14	17	51

Comprehensive income	$5,515	$11,008	$14,549	$29,127

Note 6—Accounts Receivable
The allowance for doubtful accounts had the following activity for the three and nine months ended September 30, 2005 and 2006:

	Three Months Ended September 30,
	2005	2006
	(in thousands)
Beginning balance	$554	$1,093
Bad debt expense	—	32
Reduction in allowance	(4)	—
Accounts written off	(13)	(197)
Recoveries	23	—

Ending balance	$560	$928

	Nine Months Ended September 30,
	2005	2006
	(in thousands)
Beginning balance	$510	$849
Bad debt expense	35	295
Accounts written off	(23)	(219)
Recoveries	38	3

Ending balance	$560	$928

Note 7—Inventories
Inventories consist of the following:

	December 31,	September 30,
	2005	2006
	(in thousands)
Raw materials	$49,246	$68,962
Work-in-process	26,301	28,819
Finished products	14,772	17,189

Total inventories	90,319	114,970
Less reserves	2,318	2,578

Total inventories, net	$88,001	$112,392

Inventory reserves had the following activity for the year ended December 31, 2005 and the nine months ended September 30, 2006:

	Twelve Months	Nine Months
	Ended December	Ended September
	31, 2005	30, 2006
	(in thousands)
Beginning balance	$2,679	$2,318
Provision	273	417
Writeoff	(634)	(157)

Ending balance	$2,318	$2,578

Note 8—Long-Term Debt
Long-term debt consists of the following:

	December 31, 2005	September 30, 2006
	(in thousands)
Revolving line of credit	$31,852	$—
Industrial revenue bonds secured by certain buildings and manufacturing equipment and guaranteed by ACF and ACF Holding with effective interest rates ranging from 6.75% to 8.5%, principal amounts due through the year 2011	8,340	—
Other	178	117

Total long-term debt, including current portion	$40,370	$117
Less current portion of debt	33,294	86

Total long-term debt, net of current portion	$7,076	$31

Concurrent with the completion of the initial public offering, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”) with North Fork Business Capital Corporation, as administrative agent for various lenders. As of September 30, 2006, the revolving credit facility had a total commitment of the lesser of (i) $75.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials and finished goods inventory. In addition, the revolving credit facility included a $15.0 million capital expenditure sub-facility based on a percentage of the costs related to capital projects the Company may undertake. The revolving credit facility was initially for a three-year term prior to being amended as discussed in Note 18—Subsequent Events. Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. At September 30, 2006 we had $74.5 million of availability under the revolving credit facility and no borrowings outstanding. As of September 30, 2006, the Company was in compliance with all of its covenants under the revolving credit agreement.
The fair value of long-term debt was approximately $40.4 million and $0.1 million at December 31, 2005 and September 30, 2006, respectively, as calculated by discounting cash flows through maturity using ARI’s current rate of borrowing for similar liabilities.
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
The change in the Company’s warranty reserve, which is reflected on the balance sheet in accrued expenses, is as follows for the three and nine month periods ended September 30, 2005 and 2006:

	Three Months Ended September 30,
	2005	2006
	(in thousands)
Liability, beginning of period	$1,422	$2,036
Expense for new warranties issued	53	307
Warranty claims	(38)	(560)

Liability, end of period	$1,437	$1,783

	Nine Months Ended September 30,
	2005	2006
	(in thousands)
Liability, beginning of period	$1,630	$1,237
Expense for new warranties issued	278	1,807
Warranty claims	(471)	(1,261)

Liability, end of period	$1,437	$1,783

Note 10—Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,
	2005	2006
Weighted average basic common shares outstanding	11,147,059	21,207,773
Dilutive effect of employee stock options (1)	—	52,814

Weighted average diluted common shares outstanding	11,147,059	21,260,587

	Nine Months Ended September 30,
	2005	2006
Weighted average basic common shares outstanding	11,147,059	20,484,225
Dilutive effect of employee stock options (1)	—	86,556

Weighted average diluted common shares outstanding	11,147,059	20,570,781

(1) Stock options to purchase 75,000 shares granted during the second quarter of 2006 were not included in the calculation for diluted earnings per share for both the three months and the nine months ended September 30, 2006. These options would have resulted in an antidilutive effect to the earnings per share calculation. There were no stock options granted prior to or during 2005.
Note 11—Stock based Compensation
In December 2004, the FASB issued SFAS 123(R), which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123 generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.
In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, to provide additional guidance to public companies in applying the provisions of Statement 123(R). During 2005, the FASB issued three FASB Staff Positions (“FSP”): FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” and FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has adopted the provisions of SAB 107 in conjunction with the adoption of Statement 123(R) and also considers the guidance provided in the FSPs. The revised provisions of SFAS No. 123 became effective for the Company on January 19, 2006 in connection with the initial public offering and stock option plan created in 2005 (discussed below).
Net income for the three and nine months ended September 30, 2006 includes $1.53 million and $6.59 million, respectively, of compensation expense related to our stock based compensation arrangements. No stock based compensation expenses were recognized in 2005. Approximately $0.05 million and $0.14 million, respectively, is classified as cost of sales for the three and nine months ended September 30, 2006. The remaining amounts of $1.48 million and $6.45 million, respectively, are classified as selling, administrative and other expense for the three and nine months ended September 30, 2006. Net income for the three and nine months ended September 30, 2006 includes zero and $2.2 million, respectively of income tax benefits related to our stock-based compensation arrangements.
Stock Options
Concurrent with the initial public offering, the Company granted options to purchase a total of 484,876 shares of common stock under the 2005 equity incentive plan (the “2005 Plan”). These options were granted at an exercise price equal to the initial public offering price of $21.00 per share. The options have a term of five years and vest in equal annual installments over a three-year period. The Company determined that the stock option expense for these options will total approximately $3.5 million over the three year vesting period using a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; 5-year term; interest rate of 4.35%; and dividend yield of 1%. The Company accounts for the 2005 Plan under the recognition and measurement principles of SFAS No. 123(R), and its related provisions. As there was no history with the stock prices of the Company, the stock volatility rate was determined using volatility rates for several other similar companies within the railcar industry. The five year term represents the expiration of each option. The interest rate used was the five year government T – Bill rate on the date of grant. Dividend yield was determined from an average of other companies in the industry, as the Company did not have a history of dividend rates.
During the three months ended June 30, 2006, the Company issued options to purchase a total of 75,000 shares of common stock under the 2005 Plan. These options were granted at an exercise price of $35.69 per share. The Company determined the stock option expense for these options will total approximately $1.0 million over the four year vesting period using the same assumptions and methodology to determine the value of these options as was used for the options issued in connection with the Company’s initial public offering.
The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1.0 million shares of our common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. Options are subject to certain vesting provisions as designated by the board of directors and generally have an expiration that ranges from 5 to 10 years. Options granted under the 2005 Plan must have an exercise price at or above the fair market value on the date of grant. If any award expires, or is terminated, surrendered or forfeited, then shares of common stock covered by the award will again be available for grant under the 2005 Plan. The 2005 Plan is administered by the Company’s board of directors or a committee of the board. Options granted pursuant to the requirements of SFAS No. 123(R) are expensed on a graded vesting method over the vesting period of the option.
The Company recognized $0.6 million and $1.8 million, respectively, of compensation expense during the three and nine months ended September 30, 2006 related to stock option grants made under the 2005 plan. The Company recognized no income tax benefits related to stock options during the three or nine months ended September 30, 2006.

The following is a summary of option activity under the 2005 plan as of September 30, 2006, and changes during each quarter of fiscal year 2006 through September 30, 2006:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
		Average	Remaining	Fair Value	Intrinsic
		Exercise	Contractual	of Options	Value
	Shares	Price	Life	Granted	($000)
Outstanding at the beginning of period, January 1, 2006	—	$—
Granted	484,876	$21.00		$7.28

Outstanding at the end of period, March 31, 2006	484,876	$21.00	58 months	$7.28	$6,823

Granted	75,000	$35.69		$13.08

Outstanding at the end of period, June 30, 2006	559,876	$22.97	55 months	$8.05	$5,678

Outstanding at the end of period, September 30, 2006	559,876	$22.97	52 months	$8.05	$3,439

Exercisable at end of period, September 30, 2006	—

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
The Company recognized $0.9 million and $4.8 million, respectively of compensation expense during the three and nine months ended September 30, 2006 for this restricted stock grant. The Company recognized zero and $2.2 million of income tax benefits in the three and nine months ended September 30, 2006, respectively for this restricted stock grant.

The following is a summary of the status of non-vested shares as of September 30, 2006, and changes during each quarter of fiscal year 2006 through September 30, 2006:

		Weighted
	Non-vested	Average Grant
	Stock Awards	Date Fair Value
Non-vested at January 1, 2006	—	$—
Granted	285,714	21.00
Vested	(114,286)	21.00

Non-vested at the end of period, March 31, 2006	171,428	$21.00

Non-vested at the end of period, June 30, 2006	171,428	$21.00

Non-vested at the end of period, September 30, 2006	171,428	$21.00

Future stock compensation expense and shares available
As of September 30, 2006, unrecognized compensation costs related to the unvested portion of restricted stock were approximately $1.2 million and are expected to be recognized over a period of approximately four months. As of September 30, 2006, unrecognized compensation costs related to the unvested portion of stock options were approximately $2.7 million and are expected to be recognized over a period of approximately 31 months.
As of September 30, 2006, an aggregate of 440,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan.
Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The 1,000,000 shares covered by the Plan were registered for issuance to the public with the SEC on a Form S-8 on August 16, 2006. Within the same filing, we registered 114,286 shares of restricted stock that vested in January 2006.
Note 12—Related Party Transactions
In connection with the 1994 ACF asset transfer, described in Note 2, the Company entered into the following administrative and operating agreements with ACF, effective as of October 1, 1994:
Manufacturing services agreement
Under the manufacturing services agreement, ACF agreed to manufacture and distribute, at the Company’s instruction, various products using certain assets that the Company acquired pursuant to the 1994 ACF asset transfer agreement. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. Components supplied to ARI by ACF include tank railcar heads, wheel sets and various structural components. In the three and nine months ended September 30, 2006, ARI purchased inventory of $19.0 million and $58.5 million, respectively, of components from ACF. In the three and nine months ended September 30, 2005, ARI purchased inventory of $20.8 million and $56.2 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
Administration Agreement
Under this agreement, ACF agreed to provide the Company with office facilities and administrative services, primarily information technology services. In exchange for the facilities and services, the Company agreed to pay ACF based on agreed upon rates. Management believes that these allocation methods are reasonable for the relevant costs. Total amounts incurred under this agreement were zero and $0.4 million for the three and nine months ended September 30, 2005. The agreement was terminated on April 1, 2005.
Railcar Servicing Agreement
Under this agreement, the Company agreed to provide ACF with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ACF. ACF agreed to compensate the Company based on agreed upon rates. The agreement was terminated on April 1, 2005. No amounts were recorded for the three and nine months ended September 30, 2005.
Supply Agreement
Under this agreement, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement totaled zero and $0.1 million for the three and nine months ended September 30, 2005 and is included under revenue from affiliates on the statement of operations. Revenue recorded under this arrangement totaled $0.1 million and $0.5 million for the three and nine months ended September 30, 2006 and is included under revenue from affiliates on the accompanying condensed consolidated statement of operations.
In 2004, the Company entered into the following agreements with ACF and ARL:
Railcar Management Agreements
Under this agreement, the Company provided ARI First and ARI Third, subsidiaries of ARL, with marketing, leasing, administration, maintenance, record keeping and insurance services for railcars owned by ARI First and ARI Third. In exchange for these services, ARI First and ARI Third paid the Company a management fee, which totaled zero and $1.1 million, respectively, for the three and nine months ended September 30, 2005, which is included under revenue from affiliates on the statement of operations. This arrangement was terminated on July 1, 2005, when ARI assigned its management agreements for ARI First LLC and ARI Third LLC to ARL.
ACF Administration Agreement
The ACF Administration agreement was entered into with ACF and ARL. Under the agreement, ACF agreed to provide certain management services that were required under the railcar management agreement with ARI First and ARI Third described above. Fees paid to ACF under this agreement were equal to the fees the Company charged to ARI First and Third under the railcar management agreement and totaled zero and $0.6 million, respectively, for the three and nine months ended September 30, 2005, which is included under cost related to affiliates on the statement of operations. This arrangement was terminated on April 1, 2005.
The Company currently has the following agreements with ARL and its subsidiaries:
ARL Railcar Services Agreement
Under this agreement, which began on April 1, 2005, ARL provided the Company with railcar services, which the Company was required to provide to ARI First and ARI Third under the railcar management agreement. The Company paid ARL an amount equal to the amounts paid to the Company by ARI First and ARI Third under the railcar management agreement, which totaled zero and $2.0 million, respectively for the three and nine months ended September 30, 2005 and is included under cost of goods sold on the statement of earnings. This agreement was terminated on July 1, 2005.
ARL Railcar Servicing Agreement
Under this agreement, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. Revenue of $4.8 million and $16.0 million, respectively, for the three and nine months ended September

30, 2005, included under revenue from affiliates on the statement of operations, was recorded under this arrangement. Revenue of $4.6 million and $15.1 million, respectively for the three and nine months ended September 30, 2006, were recorded under this arrangement, which is included under revenue from affiliates on the statement of operations. The agreement extends through June 30, 2007 and automatically renews for one-year periods unless either party provides at least six months prior notice of termination. Termination by the Company would result in a fee payable to ARL of $0.5 million.
ARL Services Agreement
Under this agreement, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by Mr. Unger, which is further described in Note 14. Under the agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based on an agreed upon a fixed annual fee. Total fees paid to ARL were $0.6 million and $1.1 million, respectively, for the three and nine months ended September 30, 2005. Total fees paid to ARL were $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2006. Amounts billed to ARL totaled $0.04 million and $0.1 million, respectively, for the three and nine months ended September 30, 2005. No amounts were billed to ARL during the three and nine months ended September 30, 2006. These balances are included in revenues and costs related to affiliates on the statement of operations. Either party may terminate any of these services, and the associated costs for these services, on at least six months prior notice at any time prior to the termination of the agreement on December 31, 2007.
Trademark License Agreement
Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI receives annual fees of $1,000 in exchange for this license.
ARL Sales Contracts
On March 31, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 tank railcars in 2007. The Company has in the past manufactured and sold railcars to ARL on a purchase order basis. When the Company entered into this agreement, it planned to produce these tank railcars with new manufacturing capacity that the Company expected to have available beginning in January 2007. The agreement also included options for ARL to purchase up to 300 covered hopper railcars in 2007, should additional capacity become available and not be called for by other rights of first refusal, and 1,000 tank railcars and 400 covered hopper railcars in 2008. The options to purchase 1,000 tank railcars and 400 covered hopper railcars in 2008 were exercised by ARL. Similar to other customers, the recent storm damage at Marmaduke and resulting temporary plant shutdown will impact the timing of delivery of the railcars that ARL has ordered.
On September 25, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 500 tank railcars in both 2008 and 2009.
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
ARI recorded total expenses relating to benefits and environmental liabilities of $1.3 million and $3.1 million, respectively, in the three and nine months ended September 30, 2005. Included in the total expenses incurred were amounts related to pre-capitalization liabilities retained by ACF, which were reflected as additional paid-in capital, totaling $0.3 million and $0.8 million, respectively, in the three and nine months ended September 30, 2005.

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
During the third quarter of 2006, ARI entered into an inventory storage agreement with ACF to store designated inventory that ARI had purchased under its manufacturing services agreement with ACF at ACF’s Huntington facility. Under this agreement, ACF holds the inventory at its facility in segregated locations until such time that the inventory is shipped to ARI.
Agreements with Affiliated Parties
During 2004, ARI advanced $165.0 million to Mr. Icahn under a secured note due in 2007 and bearing interest at prime plus 1.75%. Interest income on the note was zero and $0.8 million, respectively, for the three and nine months ended September 30, 2005. On January 26, 2005, the ARL operating agreement was amended and an assignment and assumption agreement was executed whereby ARI transferred its interest in the $165.0 million secured note receivable from Mr. Icahn to ARL in exchange for 35,000 A Units of ARL and in satisfaction of the $130.0 million note issued to ARL, as discussed below.
During 2004, ARL advanced $130.0 million to ARI under a note due in 2007 and bearing interest at prime plus 1.5%. Interest expense on the note was zero and $0.6 million, respectively, for the three and nine months ended September 30, 2005. As discussed above, this note was fully satisfied on January 26, 2005.
On December 17, 2004, ARI borrowed $7.0 million under a note payable to Arnos Corp., an affiliate of ARI. The note bears interest at prime plus 1.75% and was payable on demand. Interest expense on the note was $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2005. Interest expense on the note was zero and $0.1 million, respectively, for the three and nine months ended September 30, 2006. This note was paid off in full in connection with the initial public offering, as discussed in Note 3.
As of December 31, 2005, amounts due from affiliates represented $5.1 million in receivables from ACF, Ohio Castings and ARL. Included in amounts due from affiliates at September 30, 2006 were $2.4 million in accounts receivable from ACF, Ohio Castings and ARL.
As of December 31, 2005, amounts due to affiliates represented $23.5 million in accounts and notes payable to ACF and its affiliates. As of September 30, 2006, amounts due to affiliates included $0.9 million in accounts payable to ACF.
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three and nine months ended September 30, 2005 and 2006.
Cost of railcar manufacturing for the three and nine months ended September 30, 2005 includes $5.0 million and $19.0 million, respectively, in railcar products produced by Ohio Castings, which is partially owned by Castings, as described in Note 1. Cost of railcar manufacturing for the three and nine months ended September 30, 2006 included $9.0 million and $30.9 million, respectively, of railcar products produced by Ohio Castings. Inventory at December 31, 2005 and September 30, 2006 includes approximately $3.0 million and $4.0 million, respectively, of purchases from Ohio Castings.
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due January 2004. The note was renegotiated in 2005 with a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $1.8 million at December 31, 2005 and $1.5 million at September 30, 2006.
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
Note 13—Employee Benefit Plans
The Company is the sponsor of two defined benefit plans that cover certain employees at designated repair facilities. One defined benefit plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second defined benefit plan is active and covers only certain of the Company’s union employees. The Company is also the sponsor of an unfunded supplemental executive retirement plan (SERP) in which several of its employees are participants. The participants’ benefits in the SERP vested prior to the SERP being frozen on March 31, 2004. No additional benefits are accruing under the SERP. The Company uses a measurement date of October 1 for all pension plans, except for the Shipper’s Car Line Pension Plan, which has a measurement date of December 1, which is the date the Company became the sponsoring employer of that plan. The plan’s assets are held by independent trustees and consist primarily of equity and fixed income securities.
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
The Company recorded total expenses relating to these plans of $0.2 million and $0.5 million, respectively, in the three and nine months ended September 30, 2006. The Company recorded total expense of $0.1 million and $0.3 million, respectively, in the three and nine months ended September 30, 2005.
The components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2006 are as follows:

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Service cost	$—	$3	$—	$8
Interest cost	—	52	—	156

Net periodic benefit cost recognized	$—	$55	$—	$164

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Service cost	$41	$51	$124	$155
Interest cost	80	226	239	679
Expected return on plan assets	(83)	(209)	(250)	(628)
Recognized gains and losses	38	48	114	143
Prior service cost recognized	6	—	19	(1)

Net periodic benefit cost recognized	$82	$116	$246	$348

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
The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2005. Expenses for these plans were $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2006. Prior to April 1, 2005, selected ARI salaried employees participated in the ACF Industries, Inc. Savings and Investment Plan, and the cost is included in the nine months ended September 30, 2005 expense.
Note 14 — Commitments and Contingencies
The Company leases certain facilities from an entity owned by its Chief Executive Officer, certain affiliates of ARI and third parties. Total rent expense on these leases was approximately $2.0 million and $5.9 million, respectively, for the three and nine months ended September 30, 2005. Expenses to related parties included in these amounts were $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2005.
Total rent expense on all leases was approximately $0.9 million and $2.4 million, respectively, for the three and nine months ended September 30, 2006. Expenses to related parties included in these amounts were $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2006.
The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. ARI is involved in investigation and remediation activities at properties that it now owns or leases to address historical contamination and potential contamination by third parties. The Company is also involved with state agencies in the cleanup of two sites under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to ARI in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to ARI, ARI would be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
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
The Company was named a party to a suit in which the plaintiff alleges ARI was responsible for the malfunction of a valve which was remanufactured in 2004 by a third party. The Company believes it has no responsibility for this malfunction and has meritorious defense against any liability in this case. In any event it is not possible to estimate the expected settlement, if any, that any party might be held accountable for at this time as the case is in its early stages.
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
The Company entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at our railcar production facilities. The agreements have terms of two and three years respectively. The Company has agreed to purchase a combined total of $67.1 million from these two suppliers over three years. In 2006, 2007 and 2008 we expect to purchase $15.5 million, $27.1 million and $24.5 million respectively under these agreements. For the current year, the Company has spent approximately $11.3 million through September 30, 2006.
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
In September 2006, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record at the close of business on October 6, 2006. Dividends of $0.6 million were accrued as of September 30, 2006. These dividends were paid on October 20, 2006.
Note 16—Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments; manufacturing operations and railcar services. The accounting policies of the segments are the same as those described in Note 2. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties.
The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

	Manufacturing	Railcar	Corporate
For the three months ended September 30, 2005	Operations	Services	& all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$139,230	$11,275	$—	$—	$150,505
Intersegment revenues	176	46	—	(222)	—
Cost of goods sold — external customers	126,265	8,963	—	—	135,228
Cost of intersegment sales	155	32	—	(187)	—

Gross profit	12,986	2,326	—	(35)	15,277
Income related to insurance recoveries, net	—	—	—	—	—
Gain on asset conversion, net	—	—	—	—	—
Selling, administrative and other	1,314	483	2,992	—	4,789
Stock based compensation expense	—	—	—	—	—

Earnings (loss) from operations	$11,672	$1,843	$(2,992)	$(35)	$10,488

Capital expenditures	6,574	291	99	—	6,964
Depreciation and amortization	1,118	489	136	—	1,743

	Manufacturing	Railcar	Corporate
For the three months ended September 30, 2006	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$138,479	$11,975	$—	$—	$150,454
Intersegment revenues	179	1,106	—	(1,285)	—
Cost of goods sold — external customers	125,809	8,920	—	—	134,729
Cost of intersegment sales	156	857	—	(1,013)	—

Gross profit	12,693	3,304	—	(272)	15,725
Income related to insurance recoveries, net	4,963	—	—	—	4,963
Gain on asset conversion, net	4,323	—	—	—	4,323
Selling, administrative and other	1,683	445	3,401	—	5,529
Stock based compensation expense	—	—	1,479	—	1,479

Earnings (loss) from operations	$20,296	$2,859	$(4,880)	$(272)	$18,003

Capital expenditures	17,245	414	—	—	17,659
Depreciation and amortization	2,284	456	34	—	2,774

	Manufacturing	Railcar	Corporate
For the nine months ended September 30, 2005	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$409,208	$32,940	$—	$—	$442,148
Intersegment revenues	666	1,911	—	(2,577)	—
Cost of goods sold — external customers	377,181	27,538	—	—	404,719
Cost of intersegment sales	595	1,474	—	(2,069)	—

Gross profit	32,098	5,839	—	(508)	37,429
Income related to insurance recoveries, net	—	—	—	—	—
Gain on asset conversion, net	—	—	—	—	—
Selling, administrative and other	4,077	1,442	5,898	—	11,417
Stock based compensation expense	—	—	—	—	—

Earnings (loss) from operations	$28,021	$4,397	$(5,898)	$(508)	$26,012

Capital expenditures	15,595	568	193	—	16,356
Depreciation and amortization	3,372	1,453	147	—	4,972

	Manufacturing	Railcar	Corporate
For the nine months ended September 30, 2006	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$443,785	$36,948	$—	$—	$480,733
Intersegment revenues	1,661	1,321	—	(2,982)	—

Cost of goods sold — external customers	397,683	29,080	—	—	426,763
Cost of intersegment sales	1,494	1,026	—	(2,520)	—

Gross profit	46,269	8,163	—	(462)	53,970

Income related to insurance recoveries, net	9,946	—	—	—	9,946
Gain on asset conversion, net	4,323	—	—	—	4,323
Selling, administrative and other	4,454	1,443	9,385	—	15,282
Stock based compensation expense	—	—	6,448	—	6,448

Earnings (loss) from operations	$56,084	$6,720	$(15,833)	$(462)	$46,509

Capital expenditures and acquisitions	55,132	783	—	—	55,915
Depreciation and amortization	6,138	1,448	103	—	7,689

	Manufacturing	Railcar	Corporate
As of	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
December 31, 2005
Total assets	$185,652	$34,171	$48,757	$—	$268,580
September 30, 2006
Total assets	274,625	32,072	18,631	—	325,328
Manufacturing Operations
Revenues from affiliates were 10.9% and 10.1% of total consolidated revenues for the three and nine months ended September 30, 2005, respectively. Revenues from affiliates were 2.8% and 5.1% of total consolidated revenues for the three and nine months ended September 30, 2006.
Revenues from one significant customer totaled 30.2% and 17.1% of total consolidated revenues for the three and nine months ended September 30, 2005, respectively. Revenues from one significant customer totaled 53.9% and 38.1% of total consolidated revenues for the three and nine months ended September 30, 2006.
Revenues from two significant customers were 47.0% and 32.5% of total consolidated revenues for the three and nine months ended September 30, 2005, respectively. Revenues from two significant customers were 72.4% and 49.0% of total consolidated revenues for the three and nine months ended September 30, 2006, respectively.
Receivables from one significant customer were 21.0% and 37.6% of total consolidated accounts receivable at December 31, 2005 and September 30, 2006, respectively. Receivables from two significant customers were 21.0% and 52.5% of total consolidated accounts receivable at December 31, 2005 and September 30, 2006, respectively.
Railcar services
Revenues from affiliates were 3.2% and 3.6% of total consolidated revenues for the three and nine months ended September 30, 2005, respectively. Revenues from affiliates were 3.0% and 3.1% of total consolidated revenues for the three and nine months ended September 30, 2006, respectively. No single services customer accounted for more than 10.0% of total consolidated revenue for the three and nine months ended September 30, 2005 and 2006. No single services customer accounted for more than 10.0% of total consolidated accounts receivable as of December

31, 2005 and September 30, 2006.
Note 17—Supplemental Cash Flow Information
ARI received interest income of $1.3 million and $1.2 million for the nine months ended September 30, 2005 and 2006, respectively.
ARI paid interest expense of $3.6 million and $3.7 million for the nine months ended September 30, 2005 and 2006, respectively.
ARI paid taxes of $0.3 million and $18.4 million for the nine months ended September 30, 2005 and 2006, respectively.
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
In the nine months ended September 30, 2006, the Company incurred stock based compensation expense of $4.8 million in connection with the initial public offering for the issuance of restricted shares of common stock to the Company’s Chief Executive Officer. The Company’s stock option expense for the nine months ended September 30, 2006 was $1.8 million.
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
In September 2006, the Board of Directors of the Company declared a common stock dividend of $0.03 per share to shareholders that was paid on October 20, 2006 to shareholders of record as of October 6, 2006.
Note 18—Subsequent Events
During October 2006, the Company entered into a First Amendment (“first amendment”) to its revolving credit agreement. This first amendment provided that the revolving credit facility have a total commitment of the lesser of (i) $100 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials, work in process and finished goods inventory. Furthermore, the first amendment increased the capital expenditure sub-facility to $30 million based on the percentage of the costs related to equipment the Company may acquire. As amended by the first amendment, the revolving credit facility expires on October 5, 2009.
During October 2006, ARI entered into an inventory storage agreement with ACF to store designated inventory that ARI had purchased under its manufacturing services agreement with ACF at ACF’s Huntington facility. Under this agreement, ACF holds the inventory at its facility in segregated locations until such time that the inventory is shipped to ARI.
During November 2006, ARI and ACF entered into an agreement that provided that ARI would procure, purchase and own the raw material components for wheel sets. These wheel set components are those that are being used in the assembly of wheel sets for ARI under the ARI/ACF manufacturing services agreement. Under the manufacturing services agreement with ACF, which remains unchanged, ARI will continue to pay ACF for its services, specifically labor and overhead, in assembling the wheel sets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, financial position or performance to be materially different from any future results, financial position or performance expressed or implied by such forward-looking statements. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “forecast,” “estimate,” “plan,” “projected,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual results or those of our industry could differ materially from those projected in the forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, including:
•	risks associated with the planned construction of our new flexible railcar manufacturing plant, including without limitation:
o	construction delays;

o	unexpected costs;

o	our planned dependence on the new plant to produce railcars for which we have already accepted orders; and

o	other risks typically associated with the construction of new manufacturing facilities;
•	the cyclical nature of our business;

•	adverse economic and market conditions;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	our ability to maintain relationships with our suppliers of railcar components and raw materials;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the highly competitive nature of our industry;

•	the risk of damage to our primary railcar manufacturing facilities or equipment in Paragould or Marmaduke, Arkansas;

•	our reliance upon a small number of customers that represent a large percentage of our revenues;

•	the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;

•	our dependence on our key personnel;

•	the risks of a labor shortage in light of our recent growth;

•	risks associated with the conversion of our railcar backlog into revenues;

•	the difficulties of integrating acquired businesses with our own;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the cost of complying with environmental laws and regulations;

•	the costs associated with being a public company;

•	our relationship with Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, and his affiliates as a purchaser of our products, supplier of components and services to us and as a provider of significant capital, financial and managerial support;

•	potential failure by ACF Industries LLC, an affiliate of Carl Icahn our principal beneficial stockholder and the chairman of our board of directors to honor its indemnification obligations to us;

•	potential risk of increased unionization of our workforce;

•	our ability to manage our pension costs;

•	potential significant warranty claims; and

•	covenants in our revolving credit facility, as amended, governing our indebtedness that limit our management’s discretion in the operation of our businesses.
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
RESULTS OF OPERATIONS
Three Months ended September 30, 2006 compared to Three Months ended September 30, 2005
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	September 30,	September 30,
	2005	2006

Revenues:
Manufacturing Operations	93%	92%
Railcar services	7%	8%

Total revenues	100%	100%
Cost of goods sold:
Cost of manufacturing	84%	84%
Cost of railcar services	6%	6%

Total cost of goods sold	90%	90%
Gross profit	10%	10%
Income related to insurance recoveries, net	0%	3%
Gain on asset conversion, net	0%	3%
Selling, administrative and other	3%	3%
Stock based compensation expense	0%	1%

Earnings from operations	7%	12%
Interest income	0%	0%
Interest expense	1%	0%
Earnings (loss) from joint venture	0%	0%

Earnings before income tax expense	6%	12%
Income tax expense	2%	5%

Net earnings	4%	7%

Our earnings available to common shareholders for the three months ended September 30, 2006 were $11.0 million, compared to $3.4 million for the three months ended September 30, 2005, representing an increase of $7.6 million. In the three months ended September 30, 2006, we sold 1,546 railcars, which is 89 less than the 1,635 railcars we sold in the same period in 2005. The 1,546 railcars sold in the three months ended September 30, 2006 consisted of 236 tank railcars, 1,309 covered hopper railcars and one intermodal railcar. The primary factors for the $7.6 million increase in earnings in 2006 relates to a gain of $9.3 million related to insurance proceeds from our insurance company on the Marmaduke tornado damage, partially offset by an increase in stock based compensation expense. Also, the Company paid preferred dividends during the third quarter 2005 amounting to $2.1 million. As a result of the initial public offering, the Company redeemed all preferred stock in January 2006.
Our earnings from operations increased as a percent of revenue to 12% in the three months ended September 30, 2006 from 7% in the three months ended September 30, 2005, primarily due to $9.3 million received and recorded for business interruption and property damage insurance recoveries in the third quarter. These recoveries did not impact our revenues and therefore, they increased earnings as a percent of revenues. This phenomenon will not occur in future quarters.

Revenues
Our revenues for the three months ended September 30, 2006 stayed at $150.5 million, consistent with the amount in the three months ended September 30, 2005. We had a decline in tank railcar revenues in the three months ended September 30, 2006 as compared to the tank railcar revenues in the three months ended September 30, 2005, as described below. This was offset by strong covered hopper railcar revenues during the three months ended September 30, 2006. The decrease was primarily attributable to a decrease in our tank railcar revenues from manufacturing operations as a result of the temporary shutdown of the Marmaduke tank railcar manufacturing facility as a result of the tornado damage to that facility.
Our manufacturing operations revenues for the three months ended September 30, 2006 decreased 1.0% to $138.5 million from $139.2 million for the three months ended September 30, 2005. This decrease was primarily attributable to the delivery of 89 less railcars in the third quarter of 2006 versus the comparable period of 2005, partially offset by higher revenues per car as a result of the pass through of increased material costs. Revenues were reduced due to the temporary shutdown of our Marmaduke tank railcar manufacturing facility. In the three months ended September 30, 2006, we shipped 236 tank railcars compared to 528 tank railcars shipped in the comparable quarter of 2005. Prior to the storm damage, we had planned to produce and ship 567 tank railcars in the third quarter of 2006. The decrease in tank railcar shipments was offset by an increase in shipments of covered hopper railcars from our Paragould facility. In the third quarter of 2006, we shipped 1,309 covered hopper railcars compared to 1,107 covered hopper railcars shipped in the third quarter of 2005. We were able to increase Paragould production due to increased capacity at that facility supported by the continued strong backlog of orders for our covered hopper railcars. This increased demand and increased capacity for covered hopper railcars was partially offset by a shift in production mix to larger railcars with more complex paint and lining systems, as well as stainless steel covered hopper railcars, a more labor intensive product. We also experienced some modest decline in volume compared to the second quarter of 2006 as a result of very hot summer weather affecting manufacturing conditions. For the three months ended September 30, 2006, our manufacturing operations included $4.2 million, or 2.8% of our total consolidated revenues, from transactions with affiliates, compared to $16.3 million, or 10.9% of our total consolidated revenues in the three months ended September 30, 2005. These revenues were attributable to sales of railcars to companies controlled by Mr. Icahn.
Our railcar services revenues increased by $0.7 million to $12.0 million in the three months ended September 30, 2006, from $11.3 million in the three months ended September 30, 2005. This increase was primarily attributable to increased railcar repair demand. For the third quarter of 2006, our railcar services revenues included $4.6 million, or 3.0% of our total consolidated revenues, from transactions with affiliates, compared to $4.8 million, or 3.2% of our total revenues, in the third quarter of 2005.
Gross Profit
Our gross profit increased to $15.7 million in the three months ended September 30, 2006 (notwithstanding the negative impact of the tornado in the third quarter 2006) from $15.3 million in the three months ended September 30, 2005. Our gross profit margin increased to 10.5% in the third quarter of 2006 from 10.2% in the third quarter of 2005, primarily reflecting improved margins in our railcar services segment offset by a decrease in margins for our manufacturing operations segment.
Our gross profit margin for our manufacturing operations at 9.1% in the three months ended September 30, 2006 was comparable to 9.3% in the three months ended September 30, 2005. The slight decrease from 2005 to 2006 was primarily related to a more complicated railcar mix at our covered hopper car plant, which decreased production rates and increased labor costs.
Our gross profit margin for our railcar services operations increased to 25.5% in the three months ended September 30, 2006 from 20.5% in the three months ended September 30, 2005. This increase was primarily attributable to increased volume with higher rates in the three months ended September 30, 2006. Furthermore, the increased gross profit margin was due to higher efficiency rates experienced in the three months ended September 30, 2006.
Income Related to Insurance Recoveries, Net and Gain on Asset Conversion, Net
We have property insurance covering wind and rain damage to our property, incremental costs and operating expenses we incurred due to the tornado damage at our Marmaduke facility. In addition, we have insurance for business interruption as a direct result of the insured damage. Our deductibles on these policies are $0.1 million for property insurance and a five-day equivalent time element business interruption deductible, which resulted in a deductible amount of $0.6 million. This business interruption insurance deductible was ratably recognized over the course of the five-month period during which the business interruption occurred.
We have settled both the property damage insurance claim and the business interruption insurance claim with our insurance carrier and have recorded final gains in the income statement. The final property damage claim settlement amounted to $11.2 million, prior to application of the deductible, and the final business interruption insurance settlement amounted to $16.0 million, prior to application of the deductible.
The Company identified assets with net book value of $4.3 million that were damaged or destroyed by the tornado. The charge for these asset write-offs has been netted against the insurance settlement of $11.2 million related to the property damage insurance claim to arrive at the gain on asset conversion, net.
The tornado related insurance settlement for the property damage claim includes $10.0 million in cash advances received through September 30, 2006, and $1.1 million in insurance receivable at September 30, 2006, to provide funds to clean up and repair the plant in Marmaduke as well as order replacement assets so the plant was operational in a timely manner. These cash advances are classified as cash provided for investing activities as they were received as part of the property insurance claim that was filed for all the property, plant and equipment that was damaged by the tornado. As we have agreed on a final settlement amount with our insurance carrier, we have written off the assets and recorded the actual net gain attributable to the storm from the replacement of the property with new property and equipment. In the third quarter of 2006, we recognized the gain on the replacement of property damaged or destroyed of $4.3 million as gain on asset conversion in the statement of operations computed as follows:

(in thousands)
Property damage insurance claim	$11,160
Property damage claim deductible	(100)

Property damage insurance settlement, net	11,060
Assets damaged, clean up costs, repair costs	(6,737)

Gain on asset conversion, net	$4,323

Our business interruption insurance policy and the final settlement provided coverage for continuing expenses, employee wages and the loss of profits resulting from the temporary Marmaduke plant shut-down caused by the storms. We have received advances amounting to $10.5 million through September 30, 2006, with $4.9 million of insurance receivable at September 30, 2006, related to the business interruption insurance claim.
In the third quarter of 2006, we recognized income related to insurance recoveries in the statement of operations of $5.0 million attributable to our business interruption insurance computed as follows:

(in thousands)
Business interruption insurance claim	$7,368
Business interruption claim deductible	(240)

Business interruption nsurance settlement, net	7,128

Continuing expenses	(2,173)
Deductible adjustment	8

Income related to insurance recoveries, net	$4,963

Selling, Administrative and Other Expenses
Our selling, administrative and other expenses increased by $0.7 million in the third quarter of 2006, to $5.5 million from $4.8 million in the third quarter of 2005. These selling, administrative and other expenses, which exclude stock based compensation, were 3.7% of total revenues in the three months ended September 30, 2006 as compared to 3.2% of total revenues in the three months ended September 30, 2005. Our increase in selling, administrative and other expenses was primarily attributable to increased expenses associated with being a public company and increased expenses to support our growing business.
Stock Based Compensation Expense
Our stock based compensation expense for the three months ended September 30, 2006 was $1.5 million. This expense is attributable to restricted stock and stock options we granted in 2006. For the remainder of 2006, we expect to incur additional stock based compensation expense of $0.3 million per month through January 2007 in connection with a restricted stock grant issued at the time of our initial public offering. Furthermore, for the remainder of 2006, we expect to incur stock based compensation expense of $0.2 million per month based on stock options previously issued under the 2005 Equity Incentive Plan. We did not incur any stock based compensation expense during the third quarter of 2005.
Interest Expense and Income
Our interest expense for the three months ended September 30, 2006 was $0.1 million as compared to $1.2 million for the three months ended September 30, 2005, representing a decrease of $1.1 million. In January 2006, we repaid substantially all of our outstanding debt with a portion of the net proceeds of our initial public offering. Our interest income in the three months ended September 30, 2006 was $0.24 million as compared to $0.29 million for the three months ended September 30, 2005.
Income Taxes
Our income tax expense for the three months ended September 30, 2006 was $6.9 million, or 38.4% of our earnings before income taxes, as compared to $3.6 million for the three months ended September 30, 2005, or 39.6% of our earnings before income taxes. Our 2006 effective tax rate was lower than the 2005 rate due to expenses included in pre-tax earnings, for which we did not receive a deduction for tax purposes in 2005. These expenses result from liabilities and obligations retained by our affiliate ACF Industries, LLC, a company controlled by Carl C. Icahn, as part of its transfer of assets to us in 1994. Although ACF is responsible for any costs associated with these liabilities, we are required to recognize these costs as expenses in order to reflect the full cost of doing business. The entire amount of such permanently nondeductible expenses is treated as contribution of capital resulting in an increase to our effective tax rate. That portion of expenses associated with employee benefit plans ended on December 1, 2005, when our retirement plans were separated from the ACF plans. The expenses included in pre-tax income were $0.3 million for the three months ended September 30, 2005. Furthermore, the 2006 rate is reduced by the Domestic Production Activities Deduction, which allows companies to deduct 3% of their income for domestic activities. This deduction was created as part of the American Jobs Creation Act of 2004. It provides a tax savings against income attributable to domestic production activities. This deduction became available to us during 2006.

Nine Months ended September 30, 2006 compared to Nine Months ended September 30, 2005
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Nine Months Ended,
	September 30,	September 30,
	2005	2006

Revenues:
Manufacturing Operations	93%	92%
Railcar Services	7%	8%

Total revenues	100%	100%
Cost of goods sold:
Cost of manufacturing	85%	83%
Cost of railcar services	6%	6%

Total cost of goods sold	91%	89%
Gross profit	9%	11%
Income related to insurance recoveries, net	0%	2%
Gain on asset conversion, net	0%	1%
Selling, administrative and other	3%	3%
Stock based compensation expense	0%	1%

Earnings from operations	6%	10%
Interest income	0%	0%
Interest expense	1%	0%
Earnings from joint venture	0%	0%

Earnings before income tax expense	5%	10%
Income tax expense	2%	4%

Net earnings	3%	6%

Our earnings available to common shareholders for the nine months ended September 30, 2006 were $28.5 million, compared to $3.4 million for the nine months ended September 30, 2005, representing an increase of $25.1 million. In the first nine months of 2006, we sold 5,260 railcars, which is 280 more than the 4,980 railcars we sold in the first nine months of 2005. The 5,260 railcars sold in the nine months ended September 30, 2006, were made up of 4,485 covered hopper railcars, 774 tank railcars and one intermodal railcar. Most of our revenues, and all of our revenues for the sale of railcars, for the first nine months of 2006 included sales under contracts that allowed us to adjust our sale prices to pass on to our customers the impact of increases in the costs of certain raw materials, particularly steel, and components.
Our earnings from operations increased as a percent of revenue to 10% in the nine months ended September 30, 2006 from 6% in the three months ended September 30, 2005 primarily due to the $14.3 million, which was received and recorded for business interruption and property damage insurance recoveries in the nine months ended September 30, 2006. These recoveries did not impact our revenues and therefore, they increased earnings as a percent of revenues. This phenomenon will not occur in future periods.
Revenues
Our revenues for the nine months ended September 30, 2006 increased 8.7% to $480.7 million from $442.1 million in the nine months ended September 30, 2005. This increase was primarily attributable to an increase in our revenues from manufacturing operations.
Our manufacturing operations revenues increased 8.4% to $443.8 million in the first nine months of 2006 from $409.2 million in the first nine months of 2005. This increase was primarily attributable to the delivery of an additional 280 railcars in the first nine months of 2006 versus the comparable period of 2005, increased prices resulting from our ability to pass through our increased raw material and component costs, and increases in the base unit price for some of our railcars. Our revenues from sales of railcars increased $39.9 million to $396.4 million in the first nine months of 2006 from $356.5 million in the first nine months of 2005. The additional deliveries of railcars in the first nine months of 2006 reflected increased sales of covered hopper railcars. In the nine months ended September 30, 2006, we shipped 4,485 covered hopper railcars compared to 2,759 in the nine months ended September 30, 2005. The increased sales reflected our increased capacity at our Paragould facility supported by the continued strong backlog of orders for our railcars. Our increased number of covered hopper railcar shipments in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, also reflects the conversion of our Paragould facility back to covered hopper railcar production. Until July 2005, we produced centerbeam railcars at our Paragould facility, and we shipped a total of 785 centerbeam railcars in the nine months ended September 30, 2005. This increase was partially offset by a decrease of tank railcar production due to the tornado damage and related shutdown of Marmaduke. During the second and third quarter of 2006, we had planned to produce and ship 569 and 567 tank railcars, respectively, but only shipped 85 and 236 tank railcars, respectively, in the second and third quarters of 2006. In the nine months ended September 30, 2006, we shipped 774 tanks railcars compared to 1,436 in the nine months ended September 30, 2005. For the first nine months of 2006, our manufacturing operations included $24.4 million, or 5.1% of our total consolidated revenues, from transactions with affiliates, compared to $44.5 million, or 10.1% of our total consolidated revenues, in the first nine months of 2005. These revenues were attributable to sales of railcars to companies controlled by Mr. Icahn.
Our railcar services revenues increased by $4.0 million to $36.9 million in the first nine months of 2006, from $32.9 million in the first nine months of 2005. This increase was primarily attributable to strong railcar repair demand. For the first nine months of 2006, our railcar services revenues included $15.1 million, or 3.1% of our total consolidated revenues, from transactions with affiliates, compared to $16.0 million, or 3.6% of our total consolidated revenues, in the first nine months of 2005.
Gross Profit
Our gross profit increased to $54.0 million in the first nine months of 2006 (notwithstanding the negative impact of the tornado in the third quarter 2006) from $37.4 million in the first nine months of 2005. Our gross profit margin increased to 11.2% in the first nine months of 2006 from 8.5% in the first nine months of 2005, primarily reflecting improved margins in our manufacturing operations.
Our gross profit margin for our manufacturing operations increased to 10.4% in the first nine months of 2006 from 7.8% in the first nine months of 2005. This increase was primarily attributable to our ability to pass through increased raw material and component costs through variable pricing contracts, the shift in railcar mix, and improved efficiencies. In the first nine months of 2006, we were able to pass through most of our increased raw material and component costs. In the first nine months of 2005, we were unable to pass through $1.5 million of $32.5 million of increased raw material and component costs. All of our current railcar manufacturing contracts have variable cost provisions that adjust the delivery price for changes in certain raw material and component costs. As a result, changes in steel prices and other raw material and component prices should have little impact on our gross profits for the remainder of the year.
During the first nine months of 2005, we also incurred start up costs after the completion of the new third production line at our Paragould facility. These costs mainly related to the initial training of employees and the various supplies for the new production line. Additionally, as additional painting and lining capabilities for this production line were not completed until November 2005, we had outsourced the railcar painting and lining functions for these railcars. The new painting and lining ability has allowed us to improve margins in 2006 as we reduced outsourcing of this process.
Income Related to Insurance Recoveries, Net and Gain on Asset Conversion, Net
We have property insurance covering wind and rain damage to our property, incremental costs and operating expenses we incurred due to the tornado damage at our Marmaduke facility. In addition, we have insurance for business interruption as a direct result of the insured damage. Our deductibles on these policies are $0.1 million for property insurance and a five-day equivalent time element business interruption deductible, which resulted in $0.6 million. The business interruption insurance deductible was ratably recognized over the course of the five-month period during which the business interruption occurred.
We have settled both the property damage insurance claim and the business interruption insurance claim with our insurance carrier and have recorded final gains in the income statement. The final property damage claim settlement amounted to $11.2 million, prior to application of the deductible, and the final business interruption insurance settlement amounted to $16.0 million, prior to application of the deductible.
The Company identified assets with net book value of $4.3 million that were damaged or destroyed by the tornado. The charge for these asset write-offs has been netted against the insurance settlement of $11.2 million related to the property damage insurance claim to arrive at the gain on asset conversion, net. Other costs amounting to $2.4 million were incurred related to clean up costs and various miscellaneous repairs associated with the storm damage.
The tornado related insurance settlement for the property damage claim includes $10.0 million in cash advances received through September 30, 2006, and $1.1 million in insurance receivable at September 30, 2006, to provide funds to clean up and repair the plant in Marmaduke as well as order replacement assets so the plant was operational in a timely manner. These cash advances are classified as cash provided for investing activities as they were received as part of the property insurance claim that was filed for all the property, plant and equipment that was damaged by the tornado. As we have agreed on a final settlement amount with our insurance carrier, we have written off the assets and recorded the actual net gain attributable to the storm from the replacement of the property with new property and equipment. We recognized the gain on the replacement of property damaged or destroyed of $4.3 million as gain on asset conversion in the statement of operations computed as follows:

(in thousands)
Property damage insurance claim	$11,160
Property damage claim deductible	(100)

Property damage insurance settlement, net	11,060
Assets damaged, clean up costs, repair costs	(6,737)

Gain on asset conversion, net	$4,323

Our business interruption insurance policy and the final settlement provided coverage for continuing expenses, employee wages and the loss of profits resulting from the temporary Marmaduke plant shut-down caused by the storms. We have received advances amounting to $10.5 million through September 30, 2006, with $4.9 million of insurance receivable at September 30, 2006, related to the business interruption insurance claim.
We have recognized income related to insurance recoveries in the statement of operations of $9.9 million attributable to our business interruption insurance computed as follows:

	Second	Third	Year to
	Quarter	Quarter	Date
		(in thousands)
Business interruption insurance claim	$8,600	$7,368
Business interruption claim deductible	(600)	(240)

Business interruption insurance settlement, net	8,000	7,128

Continuing expenses	(3,257)	(2,173)
Deductible adjustment	—	8
Unrecognized deductible	240	—

Income related to insurance recoveries, net	$4,983	$4,963	$9,946

Selling, Administrative and Other Expenses
Our selling, administrative and other expenses increased by $3.9 million in the nine months ended September 30, 2006, to $15.3 million from $11.4 million in the first nine months of 2005. These selling, administrative and other expenses, which exclude stock based compensation, were 3.2% of total revenues in the first nine months of 2006 as compared to 2.6% of total revenues in the first nine months of 2005. The selling, administrative and other expenses for the first nine months of 2006 include a $0.5 million bonus to one of our senior officers in connection with the initial public offering, payable in April 2007. Our increase in selling, administrative and other expenses was primarily attributable to expenses incurred in connection with our initial public offering, increased expenses associated with being a public company and increased expenses to support our growing business.
Stock Based Compensation Expense
Our stock based compensation expense for the nine months ended September 30, 2006 was $6.6 million, of which $6.5 million was included as part of selling, administrative and other expenses and $0.1 million included in cost of sales. This expense is attributable to restricted stock and stock options we granted in 2006. We expect to incur additional stock based compensation expense of $0.3 million per month through January 2007 in connection with restricted stock issued as part of our initial public offering. For the remainder of 2006, the Company expects to incur stock based compensation expense of $0.2 million per month based on the stock options previously issued in connection with and subsequent to the initial public offering. We did not incur any stock based compensation expense during the first nine months of 2005.
Interest Expense and Income
Our interest expense for the nine months ended September 30, 2006 was $1.2 million as compared to $3.6 million for the nine months ended September 30, 2005, representing a decrease of $2.4 million. In the nine months ended September 30, 2006, we repaid substantially all of our outstanding debt with a portion of the net proceeds of our initial public offering. Our interest expense in the nine months ended September 30, 2006 included the write off of approximately $0.6 million of deferred financing costs that we incurred in connection with the repayment of our industrial revenue bond and credit facility financings. Our interest income in the nine months ended September 30, 2006 was $1.2 million as compared to $1.3 million for the nine months ended September 30, 2005, representing a decrease of $0.1 million.
Income Taxes
Our income tax expense for the nine months ended September 30, 2006 was $17.4 million, or 37.4% of our earnings before income taxes, as compared to $9.6 million for the nine months ended September 30, 2005, or 39.8% of our earnings before income taxes. Our 2006 effective tax rate was lower than the 2005 rate due to expenses included in pre-tax earnings, for which we did not receive a deduction for tax purposes in 2005. These expenses result from liabilities and obligations retained by our affiliate ACF Industries LLC, a company controlled by Carl C. Icahn, as part of its transfer of assets to us in 1994. Although ACF is responsible for any costs associated with these liabilities, we are required to recognize these costs as expenses in order to reflect the full cost of doing business. The entire amount of such permanently nondeductible expenses is treated as contribution of capital resulting in an increase to our effective tax rate. These expenses associated with employee benefit plans ended on December 1, 2005, when our retirement plans were separated from the ACF plans. The expenses included in pre-tax income were $0.8 million for the nine months ended September 30, 2005. Furthermore, the 2006 rate is reduced by the Domestic Production Activities Deduction, which allows companies to deduct 3% of their income for domestic activities.
BACKLOG
Our backlog consists of orders for railcars. We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Customer orders, however, may be subject to cancellation, customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions. Although we generally have one to three year contracts with most of our fleet management customers, neither orders for our railcar repair and refurbishment services business nor our fleet management business are included in our backlog because we generally deliver our services in the same period in which orders are received. Similarly, orders for our component manufacturing business are not included in our backlog because we generally deliver components to our customers in the same period in which orders for the components are received. Due to the large size of railcar orders and variations in the number and mix of railcars ordered in any given period, the size of our reported backlog at the end of any such period may fluctuate significantly. Certain customers have market related conditions stipulated in their contracts that permit reduction of future purchase obligations or cancellation of pending purchase orders upon prior written notice to us.
Our total backlog as of December 31, 2005 was $1.07 billion and as of September 30, 2006 was $1.45 billion. We estimate that approximately 11.2% of our September 30, 2006 backlog will be converted to revenues by the end of 2006.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog.

2006
Railcar backlog at January 1, 2006	14,510
New railcars delivered	5,260
New railcar orders	8,894

Railcar backlog at September 30, 2006	18,144
Estimated railcar backlog value at end of period (in thousands)	$1,448,243
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
Included in the railcar backlog is $405.2 million of railcars to be sold to our affiliate, American Railcar Leasing.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the nine months ended September 30, 2006 were proceeds from our initial public offering and cash generated from operations.
We completed our initial public offering on January 24, 2006 and issued 9.8 million shares at an offering price of $21.00 per share. Net proceeds from the offering were used, among other things, to repay most of our long-term debt, to redeem all of our outstanding redeemable preferred stock and to repay all amounts outstanding under our revolving credit facility. The remaining net proceeds were used for the purchase of a strategic supplier and other property, plant and equipment.

In January 2006, concurrent with the completion of the initial public offering, we entered into an Amended and Restated Credit Agreement with North Fork Business Capital Corporation, as administrative agent for various lenders. As of September 30, 2006, the revolving credit facility had a total commitment of the lesser of (i) $75 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials and finished goods inventory. In addition, the amended and restated revolving credit facility included a $15.0 million capital expenditure sub-facility based on a percentage of the costs related to capital projects we may undertake. The revolving credit facility was initially for a three-year term. Borrowings under the revolving credit facility are collateralized by substantially all of our assets. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of September 30, 2006 we had $74.5 million of availability under the revolving credit facility and no borrowings outstanding.
During October 2006, we entered into a first amendment to the revolving credit agreement. This first amendment provided that the revolving credit facility have a total commitment of the lesser of (i) $100 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials, work in process and finished goods inventory. Furthermore, the first amendment increased the capital expenditure sub-facility to $30 million based on the percentage of the costs related to equipment we may acquire. As amended by the first amendment, the revolving credit facility expires on October 5, 2009.
Cash Flows
The following tables summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30:

2006
(in thousands)
Net cash provided by (used in):
Operating activities	$(6,887)
Investing activities	(45,421)
Financing activities	34,718

Decrease in cash and cash equivalents	$(17,590)

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
Our net cash used in operating activities for the nine months ended September 30, 2006 was $6.9 million. Net earnings reconciled to $49.7 million cash provided by earnings after adjusting for depreciation and amortization, stock-based compensation, the loss on the write-off of property, plant and equipment, among other smaller adjustments. Cash provided by operating activities attributable to changes in our current assets and liabilities included a decrease in accounts receivable from affiliate of $2.7 million. This was offset by an increase in accounts receivable of $9.5 million, recording the insurance claim receivable of $5.9 million, an increase in inventories of $20.6 million, an increase in prepaid expenses of $1.6 million, a decrease in accounts payable of $9.5 million, a decrease in accounts payable due to affiliate of $2.1 million and a decrease in accrued expenses and taxes of $9.6 million.
The decrease in accounts receivable from affiliate is due to timing of payments received from our affiliate. The increase in accounts receivable was primarily attributable to the increased volume of sales attributed to railcars manufactured at our Paragould facility. The insurance receivable represents receivables for settled insurance claim amounts that have been received subsequent to September 30, 2006, from the insurance carrier relating to property damage and business interruption incurred from the Marmaduke tornado.
The increase in inventories was primarily attributable to an increase in the cost of raw materials, including steel, and increased production levels at our Paragould covered hopper manufacturing facility during 2006. Additionally, inventory increased due to the impact of Marmaduke raw material purchases that were in process when the plant was shut down by the storm. Even though operations were shut down at Marmaduke, we still were required under certain supply contracts to purchase raw material inventory from certain vendors.
The increase in prepaid expenses was primarily attributable to payments during 2006 for wheel sets to be shipped in the future. These payments are made under a supply agreement entered into with an unaffiliated third party vendor effective January 1, 2006.
The decrease in accounts payable and accounts payable, due to affiliate is due to timing of payments made to various vendors (external and affiliate) as well as the increase in inventory and production levels during 2006.
The decrease in accrued expenses and taxes is due to payment of 2005 bonuses along with tax payments for the 2005 and 2006 tax years. These were partially offset by the liability booked for the insurance advance related to the tornado damage at Marmaduke.
Net Cash Used In Investing Activities
Net cash used in investing activities was $45.4 million for the nine months ended September 30, 2006. Purchases of property, plant and equipment amounted to approximately $38.7 million in the nine months ended September 30, 2006. This was for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Additionally, it was for assets purchased to replace damaged or destroyed assets at our Marmaduke tank railcar manufacturing facility as a result of the tornado. These purchases are described in further detail below under “Capital Expenditures.” The other reason for the high level of cash used in investing activities during 2006 is related to the acquisition of Custom Steel in 2006, which amounted to $17.2 million. These cash outflows were partially offset by a receipt of $10.0 million related to the property insurance claim for the property damage incurred at Marmaduke from the tornado.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $34.7 million for the nine months ended September 30, 2006. The main reason for the large cash inflow is due to $205.3 million in proceeds from the initial public offering, offset by offering cost of $14.6 million, the redemption of preferred stock of $82.1 million, the payment of preferred dividends of $11.9 million, the reduction of amounts due to affiliates of $20.5 million, and the repayment of debt of $40.3 million.
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
Capital expenditures for the nine months ended September 30, 2006 were $38.7 million. Of these expenses, approximately $14.7 million were for expansion purposes. Approximately $0.5 million was for cost reduction purposes. Approximately $23.5 million of capital expenditures were for necessary replacement of capital assets.
The Company completed the acquisition of the stock of Custom Steel, Inc. from Steel Technologies, Inc., with the transaction effective March 31, 2006. The total amount invested in the acquisition was approximately $17.2 million.
On April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing facility was damaged by a tornado. Various costs have been incurred for capital expenditures in repairing the damage to the facility. As of September 30, 2006, we have spent approximately $8.7 million to bring the facility and the related equipment back to working order. The insurance carrier and we have agreed on a final settlement amount of $11.1 million (after application of the deductible), of which $10.0 million has been advanced to us as of September 30, 2006.
We have a number of capital projects currently underway or that we plan to commence in the near future including the current tank railcar expansion underway at our Marmaduke, Arkansas plant to increase capacity by 1,000 tank railcars annually, as well as our planned new flexible railcar manufacturing plant to be built adjacent to our tank railcar manufacturing plant in Marmaduke. We expect the current Marmaduke expansion to be completed by year end. Construction on the new flexible railcar manufacturing plant, which we anticipate would be capable of producing tank, covered hopper and intermodal railcars, began with site preparation in October 2006. Railcar production at the new plant is currently expected to begin in early 2008. Certain risks associated with construction of this new plant are set forth in “Part II—Item 1A – Risk Factors.” We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies and to otherwise complement and expand our business. Our current capital expenditure plans include approximately $45 million of projects that we expect will improve efficiencies and reduce costs. These projects include the new flexible railcar manufacturing plant at our Marmaduke site, the expansion of our existing Marmaduke tank railcar manufacturing facility and a new wheel and axle assembly shop at our Paragould plant.
We anticipate that the new railcar plant and any other future expansion of our business will be financed through cash flow from operations, our revolving credit facility, term debt associated directly with that expenditure, or other new financing. We believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We cannot guarantee that we will be able to obtain term debt or other new financing on favorable terms, if at all.
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
Dividends
On February 28, 2006, our Board of Directors declared a regular cash dividend of $0.03 per share of our common stock. The dividend was paid on April 6, 2006, to shareholders of record at the close of business on March 22, 2006. Our Board of Directors declared another dividend in June 2006. This cash dividend of $0.03 per share of common stock was paid on July 14, 2006 to shareholders of record at the close of business on June 29, 2006. Our Board of Directors declared another dividend in September 2006. This cash dividend of $0.03 per share of common stock was paid on October 20, 2006 to shareholders of record at the close of business on October 6, 2006.
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
Contractual Obligations
In January 2006, we applied the net proceeds of our initial public offering to repay substantially all of our long-term debt obligations in the amount of $40.2 million and our notes due to affiliates in the amount of $19.0 million. A long-term note in the amount of $0.1 million, payable through February 1, 2008, and which may not be prepaid without the consent of the holder, remains outstanding.
We entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at our railcar production facilities. The agreements have terms of two and three years, respectively. We have agreed to purchase a combined total of $67.1 million from these two suppliers over three years. In 2006, 2007 and 2008, we expect to purchase $15.5 million, $27.1 million, and $24.5 million respectively under these agreements. For the current year, we have spent approximately $11.3 million through September 30, 2006.
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
We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and our own negligent acts, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law. We are involved in investigation and remediation activities at properties that we now own or lease to address historical contamination and potential contamination by third parties. We are also involved with state agencies in the cleanup of two sites under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to us in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to us, we would be responsible for the cost of such remediation. We have been advised that, ACF estimates that it will spend approximately $0.2 million on environmental investigation in each of 2006 and 2007, relating to contamination that existed at properties prior to their transfer to us and for which ACF has retained liability and agreed to indemnify us. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.
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
Stock Based Compensation
On January 19, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, or SFAS 123(R), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB No. 25, “Accounting for Stock Issues to Employees”, or APB 25. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on the estimated fair values of the awards on their grant dates. Our share-based awards include stock options and restricted stock awards.
We use the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the option, future volatility, dividend yield, and the risk-free interest rate.
As of September 30, 2006, unrecognized compensation cost related to the unvested portion of share-based compensation arrangements was approximately $3.9 million and is expected to be recognized over a weighted-average period of approximately 2 years. This includes $1.2 million related to a restricted stock grant and $2.7 million related to stock options.
Business Combination
On March 31, 2006, we adopted SFAS No. 141, Business Combinations, or SFAS 141, in conjunction with the acquisition of Custom Steel. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, Business Combinations (APB 16), and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises (SFAS 38). SFAS 141 requires that business combinations be accounted for under the purchase method of accounting, which requires management to estimate the fair value of the assets acquired and liabilities assumed. The allocation of the purchase price is based on the estimated fair value of assets and liabilities acquired and may be subject to adjustments during the year following the date of acquisition related to a change in the fair value of the assets and liabilities assumed.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have a $100.0 million revolving credit facility that provides for financing of our working capital requirements. As of September 30, 2006, there were no borrowings under the revolving credit facility. We are exposed to interest rate risk on the borrowings under our revolving credit facility. However, we do not plan to enter into swaps or other hedging arrangements to manage this risk because we do not believe the risk is significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represent approximately 80-85% of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been greatly reduced by the variable pricing contracts we now have in place. We have negotiated all of our current railcar manufacturing contracts with our customers to adjust the purchase prices of our railcars to reflect increases or decreases in the cost of certain raw materials and components and, as a result, we will be able to pass on to our customers most of the increased raw material and component costs with respect to the railcars that we produce and deliver after the first nine months of 2005. We believe that we currently have excellent supplier relationships and do not anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production was to increase beyond current levels, or other economic changes occur that affect the availability of our raw materials.
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
     ITEM 1A. RISK FACTORS
In addition to the risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006, we are subject to the following additional risks relating to the planned new railcar manufacturing plant and railcar orders dependent on the new plant:
Construction of the new railcar manufacturing plant and our ability to timely fulfill the railcar orders dependent on the new plant is subject to risks, including without limitation, delays, unexpected costs and other risks typically associated with such construction, which could impair or prevent our ability to satisfy orders on a timely basis, if at all, and may result in cancellations, customer requests for delays or other costs that could adversely impact the amount of revenue we may generate from the new railcar orders or potential future orders.
     ITEM 5. OTHER INFORMATION
We are a party to a manufacturing services agreement with ACF Industries LLC (“ACF”), a company controlled by Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, pursuant to which ACF has been providing manufacturing services for us, including the assembly of wheel sets. The manufacturing services agreement allows either us or ACF to purchase the components of the wheel sets, which are critical components of our railcars. On November 13, 2006, we and ACF entered into an agreement to provide that we would procure, purchase and own the components for the wheel sets assembled for us by ACF under the manufacturing services agreement. Previously, ACF had purchased these wheel set components. Under the new agreement, we and ACF agreed that we would purchase and own the components of the wheel sets and deliver the components to ACF for assembly, and that ACF would segregate and separately identify our inventory. As part of the transition to this new arrangement, we agreed to purchase from ACF, for approximately $7.8 million, wheel set components that ACF had previously procured for assembly for us, which represented ACF’s costs for those components. Under our manufacturing services agreement with ACF, which remains unchanged, we will continue to pay ACF for its services in assembling the wheel sets.
A copy of the agreement we entered into with ACF on November 13, 2006 is filed with this Quarterly Report on Form 10-Q as Exhibit 10.42 and is incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit
No.	Description of Exhibit
10.41	Purchase and Sale Agreement dated as of September 19, 2006 between American Railcar Industries, Inc. and American Railcar Leasing LLC †

10.42	Wheel Set Component and Finished Wheel Set Storage Agreement dated as of November 13, 2006 between American Railcar Industries, Inc. and ACF Industries LLC

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date: November 13, 2006	By: /s/ James J. Unger

James J. Unger, President and Chief Executive Officer

By: /s/ William P. Benac

William P. Benac, Senior Vice-President, Chief Financial
Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
10.41	Purchase and Sale Agreement dated as of September 19, 2006 between American Railcar Industries, Inc. and American Railcar Leasing LLC †

10.42	Wheel Set Component and Finished Wheel Set Storage Agreement dated as of November 13, 2006 between American Railcar Industries, Inc. and ACF Industries LLC

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.