Form 10-K
period 2006-12-31
American Railcar Industries, Inc./DE
filed 2007-02-13
CIK 1344596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Telephone (636) 940-6000

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day or the registrant’s most recently completed second fiscal quarter was approximately $325 million, based on the closing sales price of $33.11 per share of such stock on The Nasdaq National Market on June 30, 2006.

As of February 9, 2007, as reported on the Nasdaq Global Market, there were 21,217,297 shares of common stock, par value $0.01 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders – Items 10, 11, 12, 13 and 14.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, including without limitation:

•	the cyclical nature of our business and adverse economic and market conditions;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing and our ability to maintain relationships with our suppliers of railcar components and raw materials;

•	the highly competitive nature of our industry;

•	the risk of damage to our primary railcar manufacturing complexes or equipment in Paragould or Marmaduke, Arkansas;

•	our reliance upon a small number of customers that represent a large percentage of our revenues;

•	the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;

•	risks associated with our capital expenditure projects, including without limitation:

•	construction delays;

•	unexpected costs;

•	our planned dependence on our planned new flexible railcar manufacturing plant to produce railcars for which we have already accepted orders; and

•	other risks typically associated with the construction of new manufacturing facilities;

•	our dependence on our key personnel;

•	risks associated with our recent and anticipated growth including, without limitation:

•	potential for labor shortages;

•	the need to implement improvements to our infrastructure to accommodate that growth; and

•	risks and costs associated with those improvements;

•	risks associated with the conversion of our railcar backlog into revenues;

•	the difficulties of integrating acquired businesses with our own;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the cost of complying with environmental laws and regulations;

•	the costs associated with being a public company;

•	our relationships with the partners in our Ohio Castings joint venture may not be successful;

•

our relationship with Carl C. Icahn (our principal beneficial stockholder and the Chairman of our Board of Directors) and his affiliates as a purchaser of our products, supplier of components and services to us and as a provider of significant capital, financial and managerial support;

•	potential failure of ACF Industries LLC (“ACF”), an affiliate of Carl C. Icahn, to honor its indemnification obligations to us;

•	potential risk of increased unionization of our workforce;

•	our ability to manage our pension costs;

•	potential significant warranty claims; and

•

covenants in our revolving credit facility, as amended, and other agreements as they presently exist, governing our indebtedness that limit our management’s discretion in the operation of our businesses.

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk factors” set forth in Part 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. We qualify all of our forward-looking statements by these cautionary statements.

American Railcar Industries, Inc.

Form 10 – K

AMERICAN RAILCAR INDUSTRIES, INC.

FORM 10-K

PART I

Item 1: Business

INTRODUCTION

We are a leading North American designer, manufacturer and marketer of covered hopper and tank railcars. We also repair and refurbish railcars, provide fleet management services and design, manufacture and market certain railcar and industrial components used in the production of our railcars as well as railcars and non-railcar industrial products produced by others. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.

Our primary customers include companies that purchase railcars for lease by third parties, or leasing companies, industrial companies that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base, we believe our integrated railcar repair and refurbishment and fleet management services and our railcar components manufacturing business help us further penetrate the general railcar manufacturing market. These products and services provide us with significant cross-selling opportunities and insights into our customers’ railcar needs that we use to improve our products and services and enhance our reputation. Although we build, service and manage railcars through an integrated, complementary set of products and services, unlike some of our competitors, we have chosen not to offer railcar leasing services so that we do not compete with our leasing company customers, which represent a significant portion of our revenues. We own all of our primary railcar manufacturing complexes.

We operate in two reportable segments: manufacturing and railcar services. Financial information about our business segments for the years ended December 31, 2004, 2005 and 2006 is located in Note 18 of our Consolidated Financial Statements.

We were incorporated in Missouri in 1988 and reincorporated in Delaware in January 2006 by way of merger. Unless the context otherwise requires, references to “our company,” “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.

ADDITIONAL INFORMATION

Our principal executive offices are located at 100 Clark Street, Saint Charles, Missouri 63301, our telephone number is (636) 940–6000 and our internet website is located at http://www.americanrailcar.com.

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

ARI®, Pressureaide®, Center Flow® and our railcar logo are our U.S. registered trademarks. Each trademark, trade name or service mark of any other company appearing in this report belongs to its respective holder.

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

In October 1995, we produced our first railcar at our Paragould, Arkansas manufacturing complex, where we primarily manufacture covered hopper railcars, but have the ability to manufacture many other types of railcars. The Paragould complex initially had two railcar manufacturing lines. We added painting and lining capabilities to this complex in 1999, a third manufacturing line in 2004 and increased painting and lining capabilities to accommodate our increased production in 2005. Our Paragould complex also features component manufacturing capabilities including a parts fabrication facility, which was added in 2005.

In January 2000, we produced our first railcar at our Marmaduke, Arkansas manufacturing complex, where we manufacture tank railcars. The design of this complex enables us to manufacture many different types of tank railcars at the same time. In January 2007, we completed an expansion of our tank railcar production capacity at our Marmaduke complex. We recently began construction of a new flexible railcar manufacturing plant at our Marmaduke complex.

Since 1994, we have significantly expanded our components manufacturing and railcar services operations. Our operations now include three railcar assembly, sub-assembly and fabrication complexes, three railcar and industrial component manufacturing facilities, six railcar repair plants and four mobile repair units. Our services business has grown to include online access by customers, remote fleet management, expanded painting, lining and cleaning offerings, regulatory consulting and engineering support. Additionally, members of our management team helped found and develop, and continue to operate, a joint venture, Ohio Castings Company, LLC, which we refer to as Ohio Castings, in which we own a one-third interest and that manufactures and sells sideframes, bolsters, couplers and yokes for distribution to third parties and to us. We believe that our involvement in this joint venture helps us maintain our levels of production at competitive prices, despite industry-wide shortages of these potentially capacity constraining components.

OUR BUSINESS STRENGTHS AND COMPETITIVE ADVANTAGES

We believe that the following key business strengths and competitive advantages will contribute to our growth:

Leading railcar manufacturer with focus on the covered hopper and tank railcar markets

We are a leading North American manufacturer of covered hopper and tank railcars. Over the last three years, we believe we have produced an estimated 29% of the covered hopper railcars and an estimated 14% of the tank railcars delivered in North America. Based on a report by the Association of American Railroads, these represent the two largest segments of the North American railcar industry, with covered hopper railcars representing approximately 30% and tank railcars representing approximately 19% of the total North American railcar fleet, based on the number of railcars in service. We believe our railcars are differentiated by their superior quality, innovation and reliability.

Modern non-union, low cost, owned railcar manufacturing complexes in strategic locations

We manufacture all of our railcars in modern, owned complexes built in the last twelve years. We believe our Paragould and Marmaduke, Arkansas railcar production complexes to be among the newest covered hopper and tank railcar production plants in North America. We designed these complexes to provide manufacturing flexibility and allow for the production of a variety of railcar sizes and types. We strategically located these complexes in close proximity to our main customers and suppliers. This reduces freight time and costs for the components we purchase and the time for delivery of completed railcars. Over the past several years, we have increased our production capacity and efficiency and reduced our costs per railcar through a number of targeted operational improvements, which has also reduced the amount of raw materials necessary for production of railcars. We emphasize flexibility in our employees’ training and, consequently, our employees frequently move both between locations on manufacturing lines and among our different manufacturing complexes. Currently, none of our over 1,100 employees at our Paragould and Marmaduke complexes is represented by a union. However, employees of three of our repair facilities and one of our component manufacturing facilities, representing 10.4% of our total workforce as of December 31, 2006, are represented by unions.

Substantial contracted backlog into 2009

As of December 31, 2006, we have 16,816 railcars in backlog with estimated value of $1,345 million. This backlog translates to over 225% of 2006 manufacturing revenues. We anticipate that approximately 49% of this backlog will be converted to revenues by the end of 2007 and we expect that the remainder of the backlog will be produced by the end of 2009. Historically, there has been minimal variation between the number of railcars ordered and the number of railcars actually delivered. We believe that our backlog as a percentage of revenues is substantially higher than most of our competitors driven by our reputation for quality, innovation and reliability. Our backlog does not include orders for railcar repair and refurbishment services, components or fleet management.

Preferred access to components through in-house production, a joint venture and strategic sourcing arrangements

We produce many of the components necessary to our railcar manufacturing business ourselves and we own a one-third interest in, and our management team along with our venture partners operates, our Ohio Castings joint venture from which we obtain certain other components. We believe our in-house production capabilities and our involvement in this joint venture help us maintain access to components at competitive prices, despite industry-wide shortages of these potentially capacity constraining components. We also have developed and actively maintain strategic sourcing arrangements and strong relationships with our suppliers. These arrangements and relationships help ensure our continued access to critical components and raw materials we use to produce railcars, including steel, wheels and heavy castings. We also have agreements to diversify our supply of steel. We believe our attention to strengthening our supply chain helps us maintain operational continuity and high production levels.

Integrated railcar repair and refurbishment and fleet management services complement railcar manufacturing

We provide a wide array of complementary products and services to the railcar industry. Unlike some other railcar manufacturers, we also repair, maintain and provide fleet management services for existing railcars, including railcars built by others, and manufacture railcar components for third parties and us. We believe this diverse product and service offering provides us with a competitive advantage relative to other railcar manufacturers, primarily in the form of cross-selling opportunities with respect to our repair and fleet management services. For example, customers of our repair business that have experienced problems with our competitors’ railcars have transferred railcar orders to us after our repair workers were able to identify the benefits of our railcars compared to our competitors’. We also believe that our ability to address the needs of our customers throughout the lifecycle of a railcar enhances our customer relationships and provides us with additional growth opportunities and unique insights into industry trends. As of December 31, 2006, we have approximately 62,000 railcars under management.

Strong relationships with a long-term customer base

We believe that our customers value our products and services. Many of our major customers have been doing business with us for a number of years, including CIT, Dow Chemical Company, GE Capital Corporation and Solvay America, Inc. Many of our customers have demonstrated a willingness to purchase several different types of our products and services over time. For example, GE Capital Corporation purchases pressure and non-pressure tank railcars, covered hopper railcars and fleet management services from us and The CIT Group, Inc. purchases our tank railcars as well as cement, grain, sugar and plastic pellet covered hopper railcars. Unlike some of our competitors, we do not compete with the railcar leasing businesses of our customers. We believe we deliver high quality products and services to our customers with low operating and maintenance costs, while maintaining what we believe are low levels of warranty claims.

Strong management team with long-standing industry experience

We have an experienced senior operations management team that has an average of over 25 years of experience in the railcar and related manufacturing industries. Most of our senior operations management team, including our president, James J. Unger, has been with us since we began manufacturing railcars. This team conceived and built our Paragould and

Marmaduke railcar manufacturing complexes and has been responsible for growing our revenues from $80.9 million in 1994 to $646.1 million in 2006. We believe our management successfully managed our business during the most recent cyclical downturn in the railcar manufacturing industry while positioning us to capitalize on the current upturn in our industry. Members of our management, in particular our president, Mr. Unger, have risen to leadership roles on a number of prominent industry committees and associations, which provide us with insight into the railcar industry, trends and customer needs. We believe our active participation in industry committees and associations strengthens our relationships with our customers and suppliers and increases our profile and reputation in the North American railcar market.

OUR STRATEGY

The key elements of our business strategy are as follows:

Maintain and expand presence in covered hopper and tank railcar markets

We intend to maintain and expand our presence in the covered hopper and tank railcar markets by continuing to deliver high quality and innovative products. We believe our excellent customer relationships have enabled us to identify market demands that we then target through our product development and marketing efforts. We intend to continue the close collaboration between our customers and our engineering, marketing, operations and management personnel to meet demand and, where appropriate, to selectively expand production capacity.

Continue to improve operating efficiencies

We intend to build on the success of our production initiatives at our Paragould and Marmaduke railcar manufacturing complexes and plan to continue to identify opportunities to enhance operating efficiencies across these and our other manufacturing facilities. These opportunities include our continued streamlining of our manufacturing processes and our quality control initiatives. For example, the additional painting and lining capabilities we constructed at our Paragould facility reduced costs and further increased our manufacturing efficiency and have speeded delivery of our products to our customers. We also intend to continue the efforts of our design cost reduction team, formed in 2003, which has already significantly reduced our railcar production costs through standardization of components used in our railcars, implemented design changes to reduce the amount of raw material required for our railcars, and improved manufacturing techniques that reduce our labor requirements. These efforts should allow us to reduce our costs and maintain competitive prices.

Continue to grow railcar service and fleet management businesses and increase sales of railcar and industrial components

As the existing North American railcar fleet continues to age, we anticipate increased demand for maintenance and repair services and railcar components used in the maintenance and repair of railcars. Additionally, we expect growing demand for our fleet management services as ownership of railcars continues to shift away from the railroads and toward the shippers and leasing companies, which often outsource their fleet management activities to third-party service providers such as us. We intend to capitalize on these trends and we believe we are well positioned to provide increased services through our strategically located network of railcar repair and service facilities.

Leverage manufacturing expertise to selectively expand product portfolio

We may seek to expand our product portfolio to other selected types of railcars. Our management designed and constructed our Paragould manufacturing facility to be able to produce most railcar types, and we believe our adaptive production lines and flexible employees are able to shift production among various railcar types with minimal interruption to our operations. For example, we have in the past produced centerbeam platform railcars and may in the future produce other types of railcars, including various intermodal railcars, such as the innovative platform railcar. In addition, as the existing fleet of North American railcars is aging, expansion of our product portfolio into new railcar types will allow us to grow our business by capturing a portion of the natural replacement demand for existing railcar types. Our ability to produce other types of railcars positions us to respond to customer requests for production outside of our traditional markets and provides us additional manufacturing flexibility in the event the covered hopper or tank railcar markets weaken.

Selectively pursue strategic external growth opportunities

We believe that we have the financial flexibility to supplement internal growth with select acquisitions, alliances or joint ventures. We also believe our in-house fabrication of railcar components and our Ohio Castings joint venture provide us with competitive advantages and we intend to enhance these advantages by selectively acquiring or establishing strategic relationships with railcar components manufacturers and suppliers of critical raw materials. Successful acquisitions of or collaborations with these manufacturers and suppliers should help mitigate the risk of supply shortages of key components and raw materials we need for our business. We have in the past engaged in preliminary discussions with certain parties regarding potential strategic acquisitions, alliances or joint ventures. As of the date of filing of this Annual Report on Form 10-K, we have no commitments to enter into any acquisition, alliance or joint venture. We may also seek to expand our railcar components business into international markets on an opportunistic basis.

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

Covered hopper railcars. We believe we are a leading manufacturer of covered hopper railcars in North America. We manufacture both general service and specialty covered hopper railcars. Our general service covered hopper railcars have volumes ranging from 3,200 to 5,200 cubic feet and primarily carry cement, grain and other food products, soda ash and other dry granular products. Our specialty covered hopper railcars, which include our Pressureaide® covered hopper railcars and plastic pellet railcars, have volumes ranging from 3,300 to 6,500 cubic feet. The Pressureaide® railcars use air pressure to assist unloading. Our specialty covered hopper railcars primarily carry flour, clays, food, industrial grade corn starches and plastic pellets.

Revenues attributable to sales of our covered hopper railcars were approximately $84.8 million, $293.8 million and $420.1 million in 2004, 2005 and 2006, respectively. These revenues represented 24%, 48% and 65% of our total revenues in 2004, 2005 and 2006, respectively. We sold 1,507, 4,240 and 5,625 covered hopper railcars in 2004, 2005 and 2006, respectively.

In 2006, we further expanded our railcar sub assembly and small components manufacturing capabilities through the acquisition of Custom Steel, Inc. Custom Steel operates a facility located adjacent to our facility in Kennett, Missouri that we have successfully added into our railcar sub assembly group. This facility produces value-added fabricated steel components that primarily support our railcar manufacturing operations.

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

We have several versions of our covered hopper railcar that target specific customers and specific loads, including:

•	Grain Railcars. These railcars are a large group of covered hopper railcars within our general service covered hopper railcar product offering. These grain railcars service the food markets, starch markets and energy markets. For example, these railcars carry shipments of grain to animal feedstock processing plants, grain mills and ethanol facilities. The demand for grain railcars is driven by the strong demand in the ethanol market and for railcar replacement.

•	Cement Railcars. Cement loads are heavier than many other loads of comparable volume, and therefore cement railcars are smaller in size to compensate for the weight. As a consequence, we can build more cement covered hopper railcars per day than we can any other railcar we manufacture. Our cement railcars typically have volumes of 3,256 cubic feet and are built with two lading compartments, compared to, for example, our plastic pellet railcars, which typically have volumes of up to 6,224 cubic feet and are built with four compartments.

•	Plastic Pellet Railcars. These railcars are designed to transport, load and unload plastic pellets under precise specifications to preserve the purity of the load. Slight imperfections in the railcars transporting such goods or in the components that load and unload them can ruin an entire load. If plastic pellets within a load become tainted, the imperfection will likely persist during the conversion of the plastic pellets into end-products. Examples of such cargo would be food grade plastic pellets used in the production of food and medical product containers.

•	Pressureaide® Railcars. Our Pressureaide® railcar is targeted towards the bulk powder markets. Pressureaide® railcars typically handle products such as clays, industrial and food grade starches and flours. We build our Pressureaide® railcars in volumes ranging from 3,300 cubic feet to as large as 5,750 cubic feet. They operate with internal pressures up to 14.5 pounds per square inch, which expedites unloading, and are equipped with several safety devices, such as pressure relief valves, a rupture disc and a vacuum relief valve.

Tank railcars. We manufacture non-pressure and high pressure tank railcars. Our tank railcars have volumes ranging from 10,000 to 33,600 gallons and are flexibly designed to enable the handling of a variety of commodities including petroleum products, ethanol, asphalt, vegetable oil, corn syrup and other food products. Our high pressure tank railcars transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Most of our pressure tank railcars feature a thicker pressure retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that improves the flow rate of the shipped product and provides improved drainage. Many of our tank railcars feature coils that are steam-heated to decrease cargo viscosity, which improves the transported product’s flow rate and speeds unloading. We can alter the design of our tank railcars to address specific customer requirements.

Revenues attributable to sales of our tank railcars were approximately $111.3 million, $151.0 million and $117.0 million in 2004, 2005 and 2006, respectively. These revenues represented 31%, 25% and 18% of our total revenues in 2004, 2005 and 2006, respectively. We sold 1,637, 1,850 and 1,321 tank railcars in 2004, 2005 and 2006, respectively. In April 2006, our Marmaduke, Arkansas tank railcar manufacturing complex was struck by a tornado, which destroyed and damaged equipment and some of the physical buildings. This caused our operations at Marmaduke to be shut down for over four months and significantly impacted the amount of cars shipped and revenue recognized during 2006. We are now back to operating at full capacity at Marmaduke. We believe we recovered substantially all the lost profits associated with the tornado through our business interruption insurance coverage.

In January 2007, we expanded by adding production capacity to our tank railcar manufacturing complex in Marmaduke, Arkansas. Also, during the fourth quarter of 2006, we began site preparation and broke ground on a flexible railcar manufacturing plant to be built adjacent to our Marmaduke, Arkansas tank railcar manufacturing plant. We expect construction to begin on the plant during the first quarter of 2007 and we anticipate that this new plant will be capable of producing tank, covered hopper and intermodal railcars.

Component manufacturing. We believe we are an industry leader in the design and manufacture of custom and standard railcar components. We manufacture over 300 different components for the North American railcar industry. Our products include tank railcar components and valves, discharge outlets for covered hopper railcars, manway covers and valve body castings, outlet components and running boards for industrial and railroad customers and hitches for the intermodal market. We manufacture a variety of outlet types for our covered hopper railcars that we also sell to other railcar manufacturers. We use these components in our own railcar manufacturing and also sell them to third parties, including our competitors.

We also manufacture aluminum and special alloy steel castings that we sell primarily to industrial customers. These products include castings for the trucking, construction, mining and oil and gas exploration markets, as well as finished, machined aluminum castings, other custom machined products and commercial mixing bowls.

Railcar Services

Our primary railcar services are railcar repair and refurbishment and railcar fleet management services. Our primary customers for these services are leasing companies and shippers. We can service the entire railcar fleets of our customers, including railcars manufactured by other companies. Some of our customers use both our railcar repair and refurbishment business and our fleet management services. We often provide these preferred customers with expedited repair services to strengthen our overall customer relationships. Our railcar services provide us insights into our customers’ railcar needs that we can use to improve our products. These services create new customer relationships and enhance relationships with our existing customers. Our revenues from our railcar services operations were approximately $38.6 million, $43.6 million and $48.2 million in 2004, 2005 and 2006, respectively. These revenues represented 11%, 7% and 7% of our total revenues in 2004, 2005 and 2006, respectively.

Railcar repair and refurbishment. Our railcar repair and refurbishment services include light and heavy railcar repairs, exterior painting, interior lining application and cleaning, tank and safety valve testing, railcar inspections, wheel replacement and conversion or reassignment of railcars from one purpose to another. We support our railcar repair and refurbishment services customers through a combination of full service repair shops, mobile repair units and mini-shop locations. Our repair shops, like our manufacturing facilities, are strategically located near major rail lines used by our customers and suppliers and close to some of the major industries we serve. Revenues attributable to our railcar repair and refurbishment service operations were approximately $33.6 million, $37.2 million and $43.6 million in 2004, 2005 and 2006, respectively. These revenues represented 10%, 6% and 7% of our total revenues in 2004, 2005 and 2006, respectively.

Railcar fleet management. As of December 31, 2006, we manage approximately 62,000 railcars for various customers, including approximately 21,000 for ARL, a leasing company controlled by affiliates of Carl C. Icahn. Revenues attributable to our fleet management services were approximately $5.0 million, $6.4 million and $4.6 million in 2004, 2005 and 2006, respectively. These revenues represented 1% of our total revenues in each of 2004, 2005 and 2006. In 2004 and 2005, our revenues attributable to our fleet management services included $1.2 million and $2.0 million, respectively, of sales to subsidiaries of ARL. Costs of equal amounts were included in costs related to railcar services for 2004 and 2005. These services were provided to subsidiaries of ARL by ACF employees, and thus, this resulted in a pass through of revenue and cost related to these sales. This arrangement ended during 2005 and thus did not impact 2006 results for our fleet management services business. Some of the principal features of our railcar fleet management services business include mileage accounting, rolling stock taxes, regulatory compliance, engineering services, field engineering services, online service access and maintenance planning.

MANUFACTURING

Our principal railcar manufacturing complexes are located in Paragould and Marmaduke, Arkansas, which were built in 1995 and 1999, respectively, on previously undeveloped sites. These complexes employ non-unionized work forces and are strategically located in close proximity to many of our major customers and suppliers, which decreases our freight costs and railcar delivery times. These complexes provide us the flexibility to produce a variety of railcars and enable us to quickly shift production from one railcar type to another railcar type.

We manufacture all of our covered hopper railcars at our Paragould complex. We successfully launched a third manufacturing line at Paragould in December 2004. We manufacture all of our tank railcars at our Marmaduke, Arkansas complex. In January 2007, we completed an expansion of the Marmaduke complex to increase production capacity. In 2006, we shipped 5,625 railcars at our Paragould complex and 1,322 railcars at our Marmaduke complex. Our shipments from our Marmaduke tank railcar manufacturing complex were negatively affected by the shut down that occurred as a result of the tornado that damaged a portion of the complex. We also have the manufacturing ability to produce other types of railcars. For example, in the past we have manufactured centerbeam platform railcars used to transport building products.

During the fourth quarter of 2006, we began site preparation and broke ground on a flexible railcar manufacturing plant to be built adjacent to our Marmaduke, Arkansas tank railcar manufacturing plant. We expect construction to begin on the plant during the first quarter of 2007 and we anticipate that this new plant will be capable of producing tank, covered hopper and intermodal railcars.

We believe that we sustain product quality throughout each railcar manufacturing complex by employing uniform, quality tools and equipment. Our production lines are able to produce a variety of railcars to satisfy changing customer preferences and our tooling and plant layouts were constructed to enable quick changeover. We currently can manufacture up to three different types of railcars simultaneously at our Paragould complex and many different types of tank railcars simultaneously at our Marmaduke complex. We believe our quality products, modern manufacturing processes and experienced and skilled labor force at these complexes contribute to our low incidence of warranty claims.

We designed our Paragould and Marmaduke complexes to provide manufacturing flexibility and allow for the production of a variety of railcar sizes and types. Examples of our production flexibility include automated processes, efficient flow of production lines, and other various techniques that provide for a smooth production cycle. In addition, we believe our management and operation of these complexes, which included decentralized management, a proactive safety program and a flexible workforce, help reduce our operating costs.

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

In 2006, The CIT Group, Inc. accounted for approximately 41% of our revenues and ARL accounted for approximately 11% of our revenues. In 2006, sales to our top ten customers accounted for approximately 87% of our revenues. ARL is an affiliate of Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors.

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

SALES AND MARKETING

We utilize an integrated marketing and sales effort to coordinate relationships in our manufacturing and services operations. We sell and market our products in North America through our sales and marketing staff, including sales representatives who sell directly to customers, catalogs through which our customers have access to our railcar components, and our website, through which customers can order specialty components. As of December 31, 2006, we had 18 employees devoted to sales and marketing efforts for our railcar manufacturing, components manufacturing and fleet management services who operate from our corporate headquarters in St. Charles, Missouri and, for our railcar repair business, from a service office located in Houston, Texas. In addition, ARL and ACF, affiliates of Carl C. Icahn, in connection with their own leasing sales activities have, from time to time, referred their customers and contacts to us that prefer to purchase, rather than lease, railcars. There is no formal arrangement with, or compensation of, ARL and ACF for any referrals that result in sales of railcars.

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

From time to time, we hire additional engineers or contract projects to outside firms to work on specific product development projects. Our current product development efforts focus on the development of an intermodal railcar. We have built a prototype of this intermodal railcar, which is currently being field-tested by target customers. With input from our customers, we continually monitor product performance following delivery. Observation of our products and our competitors’ products at various stages of a railcar’s lifecycle and feedback from our repair shops has led to product innovations, including proprietary bulkhead reinforcements and changes to our basic design platform. We cannot guarantee that we will be able to develop new products effectively, to enhance our existing products, or to respond effectively to technological changes or new industry standards or developments on a timely basis, if at all.

BACKLOG

Our total backlog was $494.1 million, $1,074.4 million and $1,345.5 million as of December 31, 2004, 2005 and 2006, respectively. We estimate that approximately 49% of our December 31, 2006 backlog will be converted to revenues in the year ending on December 31, 2007. Our backlog consists of orders for railcars. We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Although we believe these orders to be firm, customer orders may be subject to cancellation, customer requests for delays in railcar delivery, inspection rights and other customary industry terms and conditions.

Our backlog includes commitments under multi-year purchase and sale agreements with some of our customers, including agreements with CIT and ARL. The longest commitments under these agreements extend out into 2009. Under these agreements, the customers have agreed to buy a minimum number of railcars from us in each of the contract years, and typically may choose to satisfy its purchase obligations from among a variety of railcars described in the agreement. The agreements may also permit a customer to reduce its purchase commitments under certain limited circumstances, including, for certain contracts, market related conditions, such as significant reductions in industry backlog or pricing, that are stipulated in the contracts. Under our multi-year purchase agreements, purchase prices for railcars are subject to adjustment for changes in the cost of certain raw materials such as steel and railcar components applicable at the time of production.

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

The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the periods shown. The reported backlog includes railcars relating to purchase obligations under our multi-year purchase contracts based upon an assumed product mix consistent with past orders. Changes in product mix from that assumed would affect the dollar amount of our backlog.

	Year ended December 31,
	2004	2005	2006
Railcar backlog at start of period	2,287	7,547	14,510
New railcars delivered	(4,384)	(6,875)	(6,947)
New railcar orders	9,644	13,838	9,253

Railcar backlog at end of period	7,547	14,510	16,816

Estimated railcar backlog value at end of period (in thousands)(1)	$494,107	$1,074,408	$1,345,452

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of certain raw materials and railcar components or the cancellation or delay of railcar orders that may occur.

Included in the railcar backlog at December 31, 2006 is $384.7 million of railcars to be sold to our affiliate, ARL, which is controlled by Carl Icahn, our principal beneficial stockholder and the chairman of our board of directors. Our ability to meet our backlog requirements as of December 31, 2006 is dependent upon our completion of the new flexible railcar manufacturing facility in Marmaduke, Arkansas. We expect railcar production to begin at the new flexible railcar manufacturing facility in early 2008 and in 2006, we accepted orders to produce railcars at the new facility in 2008 and 2009. See “Risk Factors—Risks related to our business—Our failure to construct our new flexible railcar manufacturing plant on time and within budget, or failure of that plant, once constructed, to operate as anticipated, could materially adversely affect our ability to fulfill our existing railcar customer commitments and our business, financial condition and results of operations.”

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

SUPPLIERS AND MATERIALS

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

The cost of raw materials and railcar components represents approximately 80% to 85% of the direct manufacturing costs of most of our railcar product lines. Prices for steel, the primary component in railcars and railcar components, increased sharply in 2004 as a result of strong worldwide demand, limited availability of scrap metal for steel processing, reduced capacity and import trade barriers. Price levels have remained elevated in 2005 and 2006 since the sharp increase that occurred in 2004 with the exception of some brief softening periods during mid 2005 and late 2006. Domestic demand for steel continues to be strong. Raw material supply, while still volatile, was more stable during 2006 compared to recent years. As of December 31, 2006, all of our railcar manufacturing contracts contain price variability provisions that track fluctuations in the prices of certain raw materials and railcar components, including steel, so that increases in our manufacturing costs caused by increases in the prices of these raw materials and components are passed directly on to our customers. Conversely, if the price of those materials or components decreases, a discount is applied to reflect the decrease in cost. In our component manufacturing business, we add a surcharge to steel casting products produced at one of our manufacturing facilities. Though we do not have similar contractual protections in connection with the aluminum we use in our manufacturing processes, we believe the risks are much less significant primarily due to the overall lower amounts of aluminum we use in our manufacturing, the relative price of aluminum to steel and the historical range of aluminum prices.

Our customers often specify particular railcar components and the suppliers of such components. We continually monitor inventory levels to ensure adequate support of production. We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of railcar component suppliers and possible price increases. We do not often enter into binding long-term contracts with suppliers because we rely on established relationships with major suppliers to ensure the availability of raw materials and specialty items.

In 2006, no single supplier accounted for more than 21% of our total purchases and our top ten suppliers accounted for 64% of our total purchases.

In October 2005, we entered into two vendor supply contracts with minimum volume commitments with suppliers of materials used at our railcar manufacturing complexes. These agreements relate to railcar components, and have terms of two and three years.

In January 2006, we entered into an agreement with a third party vendor for a specified number of wheels and related parts, including axles and roller bearings. We were required to prepay for a portion of the requirements under this agreement. Total purchases under this agreement amounted to $28.8 million in 2006.

In December 2006, we entered into an agreement with two parties, including one of the members of the Ohio Castings joint venture and an affiliate of this member, to purchase a minimum of 60% of our wheel, bearing, coupler, yoke and knuckle requirements for the years 2007, 2008 and 2009.

Steel. We use both regular and normalized steel plate to manufacture railcars. There are only two domestic suppliers of the form and size of normalized steel plate that we need for our manufacturing operations, and these suppliers are our only source of this product. We believe we can acquire regular steel from other suppliers. Normalized steel plate is a special form of heat-treated steel that is stronger and can withstand puncture better than regular steel. Normalized steel plate is required by Federal regulations to be used in tank railcars carrying certain types of hazardous cargo, including liquefied petroleum gas. We use normalized steel plate in the production of many of our tank railcars.

In June 2005, we entered into an agreement with one of these suppliers that constructed a facility in 2006 to manufacture normalized steel plate of the form and size we need for our manufacturing operations to supply us with a portion of our normalized steel plate requirements. Although our arrangements with this supplier will not satisfy all of our normalized steel requirements, we expect this facility will provide us with normalized steel plate and decrease our reliance on only one supplier of this critical raw material. We also have entered into a supply agreement with this supplier for the purchase of regular steel plate. Both agreements have a term of five years and may be terminated by either party at any time after two years, upon twelve months prior notice. Each agreement requires us to purchase a minimum volume requirement for the steel plate covered by that agreement at prices that fluctuate with the market.

Tank heads and floor sheet reinforcements. ACF supplies us with tank railcar heads, head blocks, head pads, floor sheet reinforcements, wheel sets, mounting frames and sheared panels. ACF is our sole supplier of tank railcar heads and floor sheet reinforcements. See “Risk Factors—Risks related to our business—Companies affiliated with Carl C. Icahn are important suppliers and customers.”

Castings. Heavy castings we use in our railcar manufacturing primarily include bolsters, sideframes, couplers and yokes. These castings form part of the truck assemblies upon which railcars must be placed. In 2003, our management team helped found and develop, and continues to operate Ohio Castings, a joint venture, in which we own a one-third interest. The joint venture’s operations consist of a foundry in Alliance, Ohio that produces sideframes, bolsters, couplers and yokes. We also have entered into supply agreements with one of our Ohio Castings joint venture partners to purchase up to 33% of the production, consisting of sideframes and bolsters. Our purchase commitments under these supply agreements are dependent upon the number of car sets manufactured by this foundry, which is jointly controlled by us and the other two members of Ohio Castings. We believe that our involvement in this joint venture helps us maintain our levels of production at competitive prices.

Wheels and brakes. In the past there have been supply constraints and shortages of wheels and brakes used in railcars. Currently, there are only two domestic suppliers of each of these components. For both wheels and brakes, we primarily rely on one domestic supplier. However, we also import some wheels. We also obtain limited quantities of refurbished wheels from scrapped railcars. If necessary, we believe we can also obtain railcar wheels from a Chinese supplier at a significantly higher cost.

COMPETITION

The railcar manufacturing business is extremely competitive. We compete primarily with Trinity Industries, Inc. and National Steel Car Limited in the covered hopper railcar market and with Trinity Industries and Union Tank Car Company in the tank railcar market.

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

We have nine U.S. patents, four pending non-U.S. patent applications, two pending U.S. patent applications, seven U.S. and four

non-U.S. registered trademarks, and several unregistered copyrights and trade names. Our patents expire at various times from 2009 to 2021.

EMPLOYEES

As of December 31, 2006, we had 2,575 full-time employees in various locations throughout the United States and Canada, including 2,452 engaged in our manufacturing, railcar repair and railcar fleet management operations and 123 in various corporate support functions. At our Longview, Texas and North Kansas City, Missouri repair facilities, and at our Longview, Texas steel foundry and components manufacturing facility, 41, 44 and 183 hourly employees, respectively, are covered by collective bargaining agreements. These agreements expire in January 2010, September 2007 and April 2008, respectively. We are also party to a collective bargaining agreement at our Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provide that the contract would remain in effect under the old terms until terminated by either party with 60 days notice. At the present time, there are no workers at Milton, as the site is idled.

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

Due to the health and safety risks posed by several types of hazardous cargo transported by pressure tank railcars, including liquefied petroleum gas, chlorine and anhydrous ammonia, pressure tank railcars are subject to regulations to which many other types of railcars are not subject. For example, in response to general safety and homeland security concerns, there are currently proposals pending by governmental and non-governmental railcar authorities that address, among other things, the impact resistance of the steel used in the manufacture of pressure tank railcars. These proposals may result in additional regulation concerning the required use of normalized steel, and the testing of its impact resistance, in pressure tank railcars. Prior to 1989, normalized steel was not typically used in the manufacture of pressure tank railcars. Because normalized steel is used to form railcars’ shells, it is generally not feasible to retrofit railcars with normalized steel. We believe we are well positioned to take advantage of any increased demand for new pressure tank railcars that could result from regulations requiring the increased use of normalized steel in pressure tank railcars or the removal of any pre-1989 pressure tank railcars from the U.S. railcar fleet.

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

In connection with its ongoing obligations, ACF, in consultation with us, is investigating and, as appropriate, remediating those sites that it transferred to us. We have been advised that ACF estimates that it will spend approximately $0.3 million and $0.2 million, respectively, in 2007 and 2008 on environmental investigation, relating to contamination that existed at properties prior to their transfer to us and for which ACF has retained liability and agreed to indemnify us. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.

Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our financial conditions and operations. In addition, we have in the past conducted investigation and remediation activities at properties that we own to address historic contamination. To date, such costs have not been material. Although we believe we have satisfactorily addressed all known material contamination through our remediation activities, there can be no assurance that these activities have addressed all historic contamination. The discovery of historic contamination or the release of hazardous substances into the environment at our current or formerly owned or operated facilities could require us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business.

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

Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. We believe that downturns in the railcar manufacturing industry will occur in the future and will result in decreased demand for our products and services. The cycles in our industry result from many factors that are beyond our control, including economic conditions in the United States. Although North American railcar production has increased since 2002, industry professionals believe that demand for railcars may have reached a peak and may not persist if favorable economic and other conditions are not sustained. Even if a sustained economic recovery occurs in the United States, demand for our railcars may not match or exceed expected levels. An economic downturn may result in increased cancellations of railcar orders, which could have a material adverse effect on our ability to convert our railcar backlog into revenues. If industry backlog for railcars declines below certain levels, one of our customers which accounts for a significant portion of our backlog as of December 31, 2006, will be permitted to cancel some of its orders with at least 180 days written notice, which could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn in the United States could result in lower sales volumes, lower prices for railcars and a loss of profits for us.

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

The cost of the raw materials that we use to manufacture railcars, particularly steel, are high and subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials may materially adversely affect our business, financial condition and results of operations.

The production of railcars requires substantial amounts of steel. The cost of steel and all other materials, including scrap metal, used in the production of our railcars represents approximately 80% to 85% of our manufacturing costs. Although we have negotiated variable pricing provisions in all of our current railcar manufacturing contracts that pass certain increases or decreases in our steel costs on to our customers, our business remains subject to risks related to price increases, including escalation and surcharge, and periodic delays in the delivery of steel and other raw materials, all of which are beyond our control. Any fluctuations in the price or availability of steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our raw material suppliers were unable to continue their businesses or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. Deliveries of our raw materials, and the components made from those raw materials, may also fluctuate depending on supply and demand for the raw material or governmental regulation relating to the raw material, including regulation relating to the importation of the raw material.

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

Fluctuations in the supply of components and raw materials we use in manufacturing railcars, which are often only available from a limited number of suppliers, could cause production delays or reductions in the number of railcars we manufacture, which could materially adversely affect our business, financial condition and results of operations.

Our railcar manufacturing business depends on the adequate supply of numerous components, such as railcar wheels, brakes, tank railcar heads, sideframes, axles, bearings, yokes, bolsters and other heavy castings, and raw materials, such as normalized steel plate. Over the last few years many suppliers have been acquired or ceased operations, which has caused the number of alternative suppliers of components and raw materials to decline. The combination of industry consolidation and high demand has caused recent industry-wide shortages of many critical components as reliable suppliers are frequently at or near production capacity. For example, with respect to railcar wheels, there are only two significant domestic suppliers that continue to produce the type of component we use in our products. We rely on one of these domestic suppliers for most of our railcar wheels. However, we do import some wheels. Also, a small percentage of the railcar wheels we use are refurbished and are obtained from scrapped railcars. Supply of these refurbished railcar wheels is available in limited quantities and is unpredictable because the supply of refurbished railcar wheels depends on the level and type of railcars being scrapped in any given period. The supply of steel is similarly limited. While we receive regular steel from three suppliers, we entered into agreements in 2005 requiring us to buy a minimum volume requirement from one supplier. In addition, there are currently only two North American suppliers of the types and sizes of normalized steel plate we use in the production of many of our tank railcars.

Supply constraints in our industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use. In addition, we do not carry significant inventories of certain components and procure many of our components on an as needed basis. With the recent increased demand for railcars, our remaining suppliers are facing significant challenges in providing components and materials on a timely basis to all railcar manufacturers, including to us. In the event that our suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that we use, go out of business, refuse to continue their business relationships with us or become subject to work stoppages, our business would be disrupted. Our inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments. Any of these events would materially and adversely affect our operating results. Furthermore, our ability to increase our railcar production to expand our business depends on our ability to obtain an increased supply of these railcar components and raw materials.

While we believe that we may, in certain circumstances, secure alternative sources of these components and materials, we may incur substantial delays and significant expense in doing so. The quality and reliability of alternative sources may not be the same and our operating results may be materially adversely affected. Alternative suppliers might charge significantly higher prices for railcar components and materials than we currently pay. Even if alternative suppliers are available to us, these suppliers may be unacceptable to our customers because our customers often specify the components we may use in railcars manufactured for them. Under such circumstances, the disruption to our business could have a material adverse impact on our customer relationships, business, financial condition and results of operations.

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

Our competition for the sale of railcar components includes our competitors in the railcar manufacturing market as well as a concentrated group of companies whose primary business focus is the production of one or more specialty components. New competitors, or alliances among existing competitors, may emerge in the railcar components industry and rapidly gain market share. We compete with numerous companies in our railcar fleet management and railcar repair services business, ranging from companies with greater resources than we have to small, local companies.

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

Equipment failures, delays in deliveries or extensive damage to our facilities, particularly our railcar manufacturing complexes in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.

We manufacture our railcars at manufacturing complexes in Paragould and Marmaduke, Arkansas. An interruption in manufacturing capabilities at either of these complexes, as a result of equipment failure or other reasons could reduce or prevent the production of our railcars. A halt of production at either complex could severely delay scheduled railcar delivery dates to our customers and affect our production schedule, which would delay future production. Any significant delay in deliveries to our customers could result in the termination of orders, cause us to lose future sales and negatively affect our reputation among our customers and in the railcar industry, all of which would materially adversely affect our business and results of operations. Additionally, production delays or interruptions at our Jackson, St. Charles or Kennett, Missouri components manufacturing locations or at our Ohio Castings joint venture, all of which provide key components to our Paragould and Marmaduke railcar manufacturing complexes, could contribute to delays of railcar deliveries and order cancellations. Interruptions at our repair, cleaning and maintenance facilities, including our mobile repair units, may also have a material adverse effect on our business. All of our manufacturing and service facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornados or weather conditions. During 2006, our Marmaduke manufacturing complex was shut down for over four months as a result of damage from a tornado, during which time we were not able to manufacture tank railcars. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition.

We depend upon a small number of customers that represent a large percentage of our revenues. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.

Railcars are typically sold pursuant to large, periodic orders and, therefore, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Our top ten customers based on revenues represented, in the aggregate, approximately 79%, 82% and 87% in 2004, 2005 and 2006, respectively, of our total revenues. Moreover, our top three customers based on revenues represented, in the aggregate, approximately 59%, 45% and 60% in 2004, 2005 and 2006, respectively, of our total revenues. In 2006, sales to each of these top three customers were approximately 41%, 11% and 8%, respectively, of our total revenues. In addition, one of our customers accounts for 53% of our backlog as of December 31, 2006. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and financial results.

The variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly results.

Most of our individual railcar customers do not make railcar purchases every year because they do not need to replace or replenish their railcar fleets on a yearly basis. Many of our customers place orders for railcars on an as-needed basis, sometimes only once every few years. As a result, the order levels for railcars, the mix of railcar types ordered and the railcars ordered by any particular customer have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Railcar sales comprised approximately 75%, 82% and 83% of our total revenue in 2004, 2005 and 2006, respectively, and our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and delivered in any given quarterly period. The delivery and acceptance of our railcars determines when we record the revenues associated with our railcar sales and, as a result, will cause fluctuations in our quarterly results. As a result of these fluctuations, we believe that comparisons of our sales and operating results between quarterly periods within the same fiscal year and between quarterly periods within different fiscal years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our future performance.

Our failure to complete our capital expenditure projects, including the construction of our new flexible railcar manufacturing plant, on time and within budget, or the failure of these projects, once constructed, to operate as anticipated, could materially adversely affect our ability to fulfill our existing railcar customer commitments and our business, financial condition and results of operations.

Our construction plans, including that of our new flexible railcar plant are subject to a number of risks and contingencies over which we may have little control and which may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once constructed. Such risks and contingencies may include shortages of, or delays or inability to obtain labor, materials or equipment, defects in such materials or equipment, the inability of the construction contractors or subcontractors to perform under their contracts, strikes and adverse weather conditions. We have accepted contractual commitments to deliver railcars that we plan to produce at this new manufacturing plant. If our new flexible railcar manufacturing plant is not completed on a timely basis or does not achieve the capacity anticipated, we may not be able to satisfy our contractual commitments on a timely basis, if at all. Any significant delay in deliveries to our customers as a result of our failure to complete this new plant on a timely basis could result in the termination of orders or long-term purchase contracts, result in additional costs under those orders or contracts, cause us to lose future sales and negatively affect our reputation among our customers and in the railcar industry. If we are not able to complete the construction of our new flexible railcar manufacturing plant, or any of our other projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated, our business, financial condition and results of operations could be materially and adversely affected.

If we lose any of our executive officers or key employees, our operations and ability to manage the day-to-day aspects of our business may be materially adversely affected.

We believe our success depends to a significant degree upon the continued contributions of our executive officers and key employees, both individually and as a group. Our future performance will substantially depend on our ability to retain and motivate them. If we lose any of our executive officers or key employees or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business may be materially adversely affected. It would be difficult to replace any of our executive officers or key employees without materially adversely affecting our business operations because our executive officers and key employees have many years of experience with our company and within the railcar industry and other manufacturing industries and strong personal ties with many of our important customers and suppliers. The loss of the services of one or more of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance.

If we face labor shortages or increased labor costs, our growth and results of operations could be materially adversely affected.

Due to the cyclical nature of the demand for our products, we have had to reduce and then rebuild our workforce as our business has gone through downturns followed by upturns in business activity. Due to the competitive nature of the labor markets in which we operate, this type of employment cycle increases our risk of not being able to retain, recruit and train the personnel we require in our railcar manufacturing and other businesses, particularly in periods of economic expansion. Our Paragould and Marmaduke complexes are located in sparsely populated communities and we have experienced a high turnover rate at these locations among newly hired employees. Moreover, we are currently constructing a new flexible railcar manufacturing plant at our Marmaduke complex, which will require additional employees to operate. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could materially adversely affect our ability to operate our businesses, our financial condition and our results of operations.

The level of our reported railcar backlog may not necessarily indicate what our future revenues will be and our actual revenues may fall short of the estimated revenue value attributed to our railcar backlog.

We define backlog as the number of railcars, and the revenue value in dollars attributed to these railcars, to which our customers have committed in writing to purchase from us that have not yet been recognized as revenues. Our competitors may not define railcar backlog in the same manner as we do, which could make comparisons of our railcar backlog with theirs misleading. In this annual report, we have disclosed our railcar backlog for various periods and the estimated revenue value in dollars that would be attributed to this railcar backlog once the railcar backlog is converted to actual sales. We consider railcar backlog to be an indicator of future revenues. However, our reported railcar backlog may not be converted into revenues in any particular period, if at all, and the actual revenues from such sales may not equal our reported estimates of railcar backlog value. In addition, our railcar manufacturing business relies on third-party suppliers for heavy castings, wheels and other components and raw materials and if these third parties were to stop or reduce their supply of components or raw materials, our production could decline and our actual revenues could fall short of the estimated revenue value attributed to our railcar backlog. Our ability to fulfill all of our backlog will also be affected by our ability to complete timely the construction and start-up of our new flexible railcar manufacturing plant being constructed at our Marmaduke complex.

Customer orders may be subject to cancellation, inspection rights and other customary industry terms, all of which could affect our recognition of revenue currently reflected in our December 31, 2006 backlog. If industry backlog for railcars declines below certain levels, one of our customers, which accounts for 53% of our December 31, 2006 backlog, will be permitted to cancel some of its orders after at least 180 days written notice, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, delivery dates may be subject to deferral, thereby delaying the date on which we will deliver the associated railcars and realize revenues attributable to such railcar backlog. Therefore, our current level of reported railcar backlog may not necessarily represent the level of revenues that we may generate in any future period. Furthermore, any contract included in our reported railcar backlog that actually generates revenues may not be profitable.

We may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause us not to realize anticipated benefits, and we may have difficulty integrating the operations of any companies that we acquire, which may adversely affect our results of operations.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect will complement and expand our business. We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities, including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Any of these items could adversely affect our results of operations. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business. If we are successful in pursuing future acquisitions or joint ventures, we may be required to expend significant funds, incur additional debt or issue additional securities, which may materially adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures.

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

We are subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our failure to comply, with such requirements may have a material adverse effect on our business, financial condition and results of operations.

We are subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. They also may expose us to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials. Despite our intention to be in compliance, we cannot guarantee that we will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on our business. We are also required to maintain a variety of environmental permits. Our failure to maintain and comply with these permits could result in fines or penalties or other sanctions and have a material adverse effect on our operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our business, financial conditions and operations.

In addition to environmental, health and safety laws, the transportation of commodities by railcar raises potential risks in the event of a derailment or other accident. Generally, liability under existing law in the United States for a derailment or other accident depends on the negligence of the party, such as the railroad, the shipper, or the manufacturer of the railcar or its components. However, for certain hazardous commodities being shipped, strict liability concepts may apply.

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

We have dedicated significant management, financial and other resources in connection to our efforts to be compliant with Section 404 of the Sarbanes-Oxley Act. In October 2005, we hired an organization to assist with a review and testing of our existing internal control structure. During 2006, we have documented and tested significant processes in place throughout the company. We cannot be certain at this time that we will be able to comply with all of our reporting obligations and successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act by the time that we are required to file our Annual Report on Form 10-K for the year ended December 31, 2007. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

Our relationships with our partners in our Ohio Castings joint venture may not be successful, which could materially adversely affect our business.

On January 1, 2005, we acquired from ACF Industries Holding Corp., an affiliate of Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, its one-third ownership interest in Ohio Castings, our joint venture with affiliates of Amsted Industries Inc., a railcar components manufacturing company, and The Greenbrier Companies, a railcar manufacturer and leasing company. We acquired this joint venture interest in order to increase our supply alternatives for heavy castings, which are critical components for the manufacture of railcars. Although the allocation of castings that we receive from Ohio Castings does not provide us with all of our castings requirements, the joint venture does provide us with a committed source for a critical portion of the castings that we require for the successful operation of our business. If Ohio Castings is unable to provide us with our allocation of castings on a timely basis or at all, our manufacturing costs could increase and we may have to delay or cancel the production of ordered railcars, all of which could materially adversely affect our business, financial condition and results of operations.

Rapid growth could strain our operations and require us to incur costs to upgrade our infrastructure.

During 2004, 2005 and 2006, we experienced rapid growth in our operations, facilities, number of our employees and our product offerings. We expect our rapid growth to continue through 2007, including with respect to our planned capital expenditures including our new flexible railcar manufacturing plant that is currently under construction. Our growth places a significant strain on our management, operations and financial systems and also on our ability to retain employees. Our future operating results will depend in part on our ability to continue to implement and improve our operating and financial controls and management information systems. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially adversely affected.

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

Affiliates of Mr. Icahn have accounted for approximately 24%, 11% and 11% of our revenues in 2004, 2005 and 2006, respectively. This revenue is primarily attributable to our sale of railcars. ARL, a railcar leasing company owned by affiliates of Mr. Icahn, currently purchases all of its railcars from us. However, ARL could, in the future, purchase railcars from our competitors. In addition, we have a railcar servicing agreement through June 30, 2007 with ARL, under which we provide fleet management services for the entire railcar fleet of ARL and its subsidiaries. These railcars represented approximately 34% of the railcars for which we provided fleet management services as of December 31, 2006. This agreement is terminable by either party at the end of any contract year upon six months prior notice or by mutual agreement and ARL is not restricted from using the services of our competitors for its existing fleet of railcars or any other railcars it may purchase. A significant change in the nature of the business relationship with ARL and other affiliates of Mr. Icahn could have a material adverse effect on our business, financial condition and results of operations.

We also purchase railcar and industrial components from ACF, another entity affiliated with Mr. Icahn. ACF has been the supplier of approximately $31.3 million, $76.4 million and $81.5 million of our inventory purchases in 2004, 2005 and 2006, respectively. Currently, ACF is our sole supplier of tank railcar heads and one of a limited number of suppliers for other important railcar components that we use in our manufacturing operations. These railcar components are manufactured and sold to us under a supply agreement that is terminable by ACF at the end of any contract year on six months prior notice. We cannot guarantee that we would be able to obtain alternative supplies of these railcar components on a timely basis and on comparable terms if we were no longer able to purchase these railcar components from ACF. A failure to obtain component supplies from ACF could materially adversely affect our business, financial condition and results of operations.

Services being provided to us by ARL, an entity controlled by Carl C. Icahn, may not be sufficient to meet our needs, which may require us to incur additional costs.

During 2006, we used certain outsourced information technology and administrative services from ARL, an entity controlled by Mr. Icahn. During 2006, we also subleased our headquarters office space in St. Charles, Missouri from ARL. Throughout 2006, we transitioned most of these services to be performed by ARI employees. This arrangement may be terminated by either ARL or us upon six months notice or by mutual agreement and, if the sublease service was terminated, we would be required to relocate our office headquarters. As this agreement was negotiated with ARL, an entity affiliated with us, the prices and rates charged to us under this agreement may be lower than the prices and rates that may be charged by unaffiliated third parties for an office sublease. We cannot assure you that, if this agreement is terminated, we will be able to replace the sublease in a timely manner or on terms and conditions, including cost, as favorable as those we are currently receiving. Additional expenses incurred in relocation of our office facilities could materially adversely affect our business, financial condition and results of operations.

As a public company, we may have reduced access to resources of, and benefits provided by, entities affiliated with Carl C. Icahn.

We believe that our relationship with entities affiliated with Mr. Icahn have, in many cases, provided us with a competitive advantage in identifying opportunities for sales of our products and identifying and attracting partners for critical supply arrangements. For example, we participate in product and service purchasing arrangements with entities controlled by Mr. Icahn, which we believe may provide us with favorable pricing as a result of larger aggregate purchases by the Icahn-affiliated buying group. If we were unable to participate in these buying group arrangements our manufacturing costs could increase and our results of operations and financial condition may be materially adversely affected. Also, lease sales agents of ARL and ACF, in connection with their own leasing sales activities have, from time to time, referred their customers or contacts to us if the customer or contact prefers to purchase rather than lease railcars, which has, in some cases, led to us selling railcars to these customers or contacts. There is no formal arrangement under which referral services are provided and we do not compensate ARL, ACF or any of their leasing sales agents for any railcar sales that we may make as a result of these referrals. To the extent that ARL or ACF discontinue referring potential customers to us, or require us to compensate them for these referrals, our business, results of operations and financial condition may be adversely affected.

We are involved in investigation and remediation activities relating to facilities previously owned by ACF, which may have a material adverse effect on our business, financial condition and results of operations if significant liabilities relating to these activities arise and ACF is not able to honor the obligations.

We are involved in investigation and remediation activities at properties that we now own or lease to address historic contamination and potential contamination by third parties. We are also involved with state agencies in the cleanup of two sites under these laws. These investigations are in process, but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to us in 1994 by ACF and for which ACF has retained liability and agreed to indemnify us. However, if ACF fails to honor its obligations to us, we would be responsible for the cost of such remediation. We have been advised that ACF estimates that it will spend approximately $0.3 million and $0.2 million, respectively, in 2007 and 2008 on environmental investigation, relating to contamination that existed at properties prior to their transfer to us in 1994 and for which ACF has retained liability and agreed to indemnify us. We expense all costs associated with environmental investigation and remediation relating to our properties even if we receive indemnification from ACF. ACF’s indemnification is not treated as an offset to that expense, but rather as an additional capital contribution. The discovery of historic contamination or the release of substances into the environment at our current or formerly owned or operated facilities could require ACF or us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business. Any environmental liabilities that we may incur that are not covered by adequate insurance or indemnification will also increase our costs and have a negative impact on our profitability.

Some of our railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our other employees in the future could adversely affect our operations.

We are a party to collective bargaining agreements with labor unions at our Longview, Texas, North Kansas City, Missouri and our Milton, Pennsylvania repair facilities and at our Longview, Texas steel foundry and components manufacturing facility. As of December 31, 2006, the covered employees at these sites collectively represent approximately 10.4% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our railcar services workforce will remain positive. We cannot guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or our other employees at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.

Changes in assumptions or investment performance of pension and other postretirement benefit plans that we sponsor could materially adversely affect our financial condition and results of operations.

We sponsor two defined benefit plans that cover certain employees at designated repair facilities. One defined benefit plan, which covers certain salaried and hourly employees, is frozen. The second defined benefit plan is active and covers only certain of our union employees. We are also the sponsor of an unfunded supplemental executive retirement plan (SERP), in which several of its employees are participants. We will be responsible for making funding contributions to the plans, including the frozen pension plan, and would be liable for any unfunded liabilities that may exist at the time the plans are terminated. Under certain circumstances, such liability could be senior to the notes. Our liability and resulting costs for these plans may increase or decrease based upon a number of factors, including actuarial assumptions used, the discount rate used in calculating the present value of future liabilities, and investment performance. An adverse change or result in one or more of these factors could have a material adverse effect on our financial condition and results of operations.

We also provide certain postretirement health care and life insurance benefits for certain of our salaried and hourly employees and retirees. Our postretirement benefit obligations and related expense with respect to these postretirement benefits also increase or decrease based on several factors, including changes in health care cost trend rates, and could similarly be materially adversely affected by adverse changes in these factors.

Our manufacturer’s warranties expose us to potentially significant claims.

We warrant the workmanship and materials of many of our products under express limited warranties. Accordingly, we may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective component is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations. Unresolved warranty claims could result in users of our products bringing legal actions against us. For example, we have been named as the defendant in a lawsuit in which the plaintiff claims we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. The plaintiff alleges that failures in certain components caused the contents transported by these railcars to spill out of the railcars causing property damage, clean-up costs, monitoring costs, testing costs and other costs and damages.

Our revolving credit facility, as amended, contains, and any additional financing we may obtain could contain, covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

Our revolving credit facility, as amended, contains various covenants that we will be required to comply with certain covenants. These covenants will restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions. Complying with these covenants may limit our management’s discretion by restricting our ability to:

•	incur additional debt;

•	redeem our capital stock;

•	enter into certain transactions with affiliates;

•	pay dividends and make other distributions;

•	make investments and other restricted payments; and

•	create liens.

Any additional financing we may obtain could contain similar or more restrictive covenants. Our ability to comply with any covenants may be affected by general economic conditions, political decisions, industry conditions and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants when and if they become applicable to us. Our failure to comply with these covenants should they become applicable to us, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

If there were an event of default under our revolving credit facility, as amended, or any other financing arrangement, and amounts were then outstanding thereunder, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay amounts due under any of our financing arrangements if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments under any such arrangements.

Our production of new future railcar product lines may not be initially profitable, if at all, and may result in financial losses.

Our strategy includes developing new railcars and selectively expanding beyond the covered hopper and tank railcar markets. When we begin production of a new railcar product line, we usually experience higher initial costs of production due to training and labor and operating inefficiencies associated with new manufacturing processes. Due to pricing pressures in our industry, the pricing for new railcars in customer contracts usually does not reflect the initial additional costs, and our costs of production may exceed the anticipated revenues until we are able to gain labor efficiencies. For example, in 2004 and 2005, we used a portion of the railcar production capacity at our Paragould complex, which we primarily use to manufacture covered hopper railcars, to manufacture centerbeam platform railcars. This was the first time we manufactured centerbeam platform railcars and primarily as a result of initial training and start-up costs along with increased steel costs, we incurred a loss on this product. In 2006, we produced an intermodal railcar as a test product. To the extent that the total costs of production significantly exceed our anticipated costs of production, we may incur a loss on our sale of new railcar product lines.

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

We use electricity and natural gas at our manufacturing facilities and to operate our equipment. Over the past three years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, or a natural disaster such as the hurricanes and related flooding in 2005 in the oil producing region of the Gulf Coast of the United States, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a materially adverse effect upon our business and results of operations.

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

We may be required to reduce the value of our long-lived assets and/or goodwill, which could materially adversely affect our financial condition and results of operations.

We periodically evaluate the carrying values of our long-lived assets for potential impairment. The carrying value of a long-lived asset is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value reduced by the estimated cost to dispose of the asset. In addition, we are required, at least annually, to evaluate goodwill related to acquired businesses for potential impairment indicators that are based primarily on market conditions in the United States and the operational performance of our reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our long-lived assets or our goodwill could materially adversely affect our financial condition and results of operations.

The price of our common stock is subject to volatility.

Various factors, such as general economic changes in the financial markets, announcements or significant developments with respect to the railcar industry, actual or anticipated variations in our or our competitors’ quarterly or annual financial results, the introduction of new products or technologies by us or our competitors, changes in other conditions or trends in our industry or in the markets of any of our significant customers, changes in governmental regulation, our financial results failing to meet expectations of analysts or investors, or changes in securities analysts’ estimates of our future performance or of that of our competitors or our industry, could cause the market price of our common stock to fluctuate substantially. In addition, our customers’ practice of placing large, periodic orders for products on an as needed basis makes our quarterly sales and operating results difficult to predict and could cause our operating results in some quarters to vary from market expectations and also lead to volatility in our stock price.

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

In November 2005 we entered into a letter agreement with Mr. Unger, our president and chief executive officer, pursuant to which he was issued 285,714 shares of our common stock upon the closing of our initial public offering. Pursuant to that letter agreement, we registered 114,286 of these shares for resale by Mr. Unger on a Form S-8 (File No. 333-136680) on August 16, 2006. We have agreed to include the remaining 171,428 shares in any registration statement we file on behalf of Mr. Icahn with regard to the registration for sale of our shares held by Mr. Icahn, provided the contractual restrictions of these shares has lapsed.

Certain stockholders under our registration rights agreement are entitled, subject to certain exceptions, to exercise their demand registration rights to register their shares under the Securities Act. If this right is exercised, holders of any of our common stock subject to the registration rights agreement will be entitled to participate in such registration. By exercising their registration rights, and selling a large number of shares, these holders could cause the price of our common stock to decline. Approximately 11.4 million shares of common stock are subject to our registration rights agreement and Mr. Unger’s letter agreement.

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

Mr. Icahn owns and controls and has an interest in a wide array of companies, some of which, such as ARL and ACF as described below, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL, a railcar leasing company owned by Mr. Icahn, competes directly with our other customers that are in the railcar leasing business and ACF, which supplies us with critical components, also provides components to our competitors. ACF has also previously manufactured railcars and may do so in the future. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be complementary to our business. Our certificate of incorporation allows Mr. Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise between us and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or to you or other holders of our securities.

We are a “controlled company” within the meaning of the NASDAQ Global Market rules and therefore we are not subject to all of the NASDAQ Global Market corporate governance requirements.

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

Payments of cash dividends on our common stock may be made only at the discretion of our board of directors and Delaware law may restrict, and the agreements governing our revolving credit facility, as amended, contain provisions that limit, our ability to pay dividends.

Our board declared dividends on our common stock of $0.03 per share of common stock payable each quarter of 2006. Our board of directors may, in its discretion, refuse to declare further dividends and any payment of further dividends will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangements and other factors our board of directors considers relevant. In addition, the agreements governing our amended and restated revolving credit facility restrict our ability to declare and pay dividends on our capital stock. Furthermore, Delaware law imposes restrictions on our ability to pay dividends. For example, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. Accordingly, we may not be able to pay dividends in any given amount in the future, or at all.

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our headquarters are located in St. Charles, Missouri. ARL leases this facility from a company controlled by James J. Unger, our president and chief executive officer and a director, and permits us to occupy it for a fee pursuant to a service agreement. Either party may terminate this agreement on six months notice or by mutual agreement. We are currently in discussions to enter into a direct lease for this facility. See “Risk factors—Risks related to our business—Services being provided to us by ARL, an entity controlled by Carl C. Icahn, may not be sufficient to meet our needs, which may require us to incur additional costs.”

The following table presents information about our railcar manufacturing and components manufacturing facilities as of December 31, 2006:

Location	Use	Leased or Owned	Lease Expiration Date
Paragould, Arkansas	Covered hopper railcar manufacturing	Owned	N/A

Marmaduke, Arkansas	Tank railcar manufacturing	Owned	N/A

St. Charles, Missouri	Aluminum foundry and machining	Leased	2/28/2011

Jackson, Missouri	Railcar components manufacturing	Owned	N/A

Kennett, Missouri	Covered hopper and tank railcar subassembly and small components manufacturing	Owned	N/A

Longview, Texas	Steel foundry	Owned	N/A

The following table presents information about our railcar services facilities as of December 31, 2006 where we provide railcar repair, cleaning, maintenance and other services:

Location	Leased or Owned	Lease Expiration Date
Longview, Texas	Owned	N/A

Goodrich, Texas	Owned	N/A

North Kansas City, Missouri	Owned	N/A

Tennille, Georgia (1)	Owned	N/A

Milton, Pennsylvania (2)	Owned	N/A

Gonzales, Louisiana	Leased	3/31/2007(3)

Green River, Wyoming	Leased	12/1/2007(4)

Deer Park, Texas	Leased	6/30/2007(5)

Bude, Mississippi	Leased	4/30/2007(6)

Sarnia, Ontario	Leased	10/31/2026

(1)	Our facility located in Tennille, Georgia is secured by a $0.6 million mortgage due February 10, 2008. As of December 31, 2006, approximately $0.1 million remained outstanding on this mortgage.
(2)	The facility in Milton, Pennsylvania has been idle since 2003.
(3)	We are currently negotiating and plan to enter into a renewal lease for this facility.
(4)	We are currently evaluating our options for renewal of the lease for this facility.
(5)	The owner of the property that is the subject of this lease has informed us that it will not renew the lease when it expires on June 30, 2007. We are currently in the process of looking for new property for this operation.
(6)	The majority of the facility in Bude, Mississippi is subject to a lease from the city that expires on April 30, 2007. This lease automatically renews on May 1, 2007 and we plan to remain in this facility. The remaining portion of the facility in Bude, Mississippi is subject to a county lease that expires on February 28, 2014.

Our railcar assembly plants are fully utilized and we are expanding to add more capacity. The components manufacturing plants have adequate capacity to meet planned growth in the railcar assembly operations. The railcar services locations have adequate capacity to meet current business demands with some room for business growth.

Item 3: Legal Proceedings

We have been named the defendant in a lawsuit in which the plaintiff, OCI Chemical Company, claims we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. The lawsuit was filed on September 19, 2005 in the United States District Court, Eastern District of Missouri. The plaintiff seeks unspecified damages in excess of $75,000. The plaintiffs allege that the failures in certain components caused the contents transported by these railcars to spill out of the railcars causing property damage, clean-up costs, monitoring costs, testing costs and other costs and damages. We believe that we are not responsible for the damage and have meritorious defenses against liability.

We are from time to time party to various other legal proceedings arising out of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We believe that there are no proceedings pending against us, which, if determined adversely, would have a material adverse effect on our business, financial condition and results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Select Market (formerly known as the Nasdaq National Market) under the symbol “ARII” since January 20, 2006. There were approximately 800 holders of record of common stock as of February 9, 2007 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker.

Since our common stock has only been publicly traded since January 20, 2006, no high and low sale prices are available prior to that date. The following table shows the price range of our common stock by quarter for the year ended December 31, 2006.

	Prices
Year Ended December 31, 2006	High	Low
Quarter ended March 31, 2006	$36.94	$23.40
Quarter ended June 30, 2006	40.96	25.82
Quarter ended September 30, 2006	33.47	26.32
Quarter ended December 31, 2006	34.48	27.40

Dividend Policy and Restrictions

Our Board of Directors declared cash dividends of $0.03 per share in every quarter of 2006. On February 12, 2007, the Board of Directors declared a cash dividend of $0.03 per share of our common stock to shareholders of record at the close of business on March 22, 2007. These dividends are payable on April 6, 2007. Prior to this declaration, we did not pay any dividends on our common stock. We intend to continue to pay cash dividends on our common stock in the future. However, any future declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangement and other factors our board of directors considers relevant.

Our revolving credit facility, as amended, provides that, when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 14 business days), the payment of dividends triggers a demand right in favor of the administrative agent and our lenders to accelerate all of our obligations under the revolving credit facility, as amended, unless the payment would not cause the adjusted fixed charge coverage ratio (fixed charges, pursuant to the amended and restated revolving credit facility, include any dividends paid or payable on our common stock) to be less than 1.2 to 1.0 or the adjusted ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, after giving effect to any debt incurred to pay any such dividend, to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis, as defined in the amended and restated revolving credit facility. In addition, Delaware law imposes restrictions on our ability to pay dividends. For example, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal years. Accordingly, we may not be able to pay dividends in any given amount in the future, or at all.

Individual Compensation Arrangement with James J. Unger. In November 2005 we entered into a letter agreement with Mr. Unger, our Chief Executive Officer, pursuant to which he was issued 285,714 shares of our common stock upon the closing of our initial public offering. Of these shares, 40% became transferable without contractual restrictions by Mr. Unger after 180 days from the closing of our initial public offering, 30% became transferable without contractual restrictions by Mr. Unger one year after the closing of our initial public offering and the remaining 30% will be freely transferable 540 days after the closing of our initial public offering. Pursuant to that letter agreement, we registered 114,286 of these shares for resale by Mr. Unger on a Form S-8 (File No. 333-136680) on August 16, 2006. We have agreed to include the remaining 171,428 shares in any registration statement we file on behalf of Mr. Icahn with regard to the registration for sale of our shares held by Mr. Icahn, provided the contractual restrictions of these shares has lapsed.

Recent Sales of Unregistered Securities

The following information is furnished with regard to all securities issued by us from January 1, 2006 to December 31, 2006 that were not registered under the Securities Act.

On January 24, 2006, the closing date of our initial public offering, we issued 285,714 shares of our common stock to our Chief Executive Officer, James J. Unger as consideration for his past and continued services to us. The shares were issued pursuant to a November 2005 letter agreement with Mr. Unger and in reliance on the exemption to registration set forth in Rule 701 of the Securities Act.

Item 6: Selected Consolidated Financial Data.

The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data as at and for the years ended December 31, 2004, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2006 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. See “Index to consolidated financial statements.”

You should read this information together with “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

	Years ended December 31,
	2002	2003	2004	2005	2006 (9)
	(in thousands, except per share amounts)
Consolidated statement of operations data:
Revenues
Manufacturing operations (1)	$138,441	$188,119	$316,432	$564,513	$597,913
Railcar services (2)	30,387	29,875	38,624	43,647	48,139

Total revenues	168,828	217,994	355,056	608,160	646,052
Cost of goods sold
Cost of manufacturing operations (3)	(134,363)	(174,629)	(306,283)	(518,063)	(537,344)
Cost of railcar services (4)	(29,533)	(29,762)	(34,473)	(38,041)	(38,020)

Total cost of goods sold	(163,896)	(204,391)	(340,756)	(556,104)	(575,364)

Gross profit	4,932	13,603	14,300	52,056	70,688
Pension settlement expense	—	—	—	(8,878)	—
Income related to insurance recoveries, net	—	—	—	—	9,946
Gain on asset conversion, net	—	—	—	—	4,323
Selling, administrative and other (5)	(9,505)	(10,340)	(10,334)	(16,476)	(20,473)
Stock based compensation expense	—	—	—	—	(7,926)

Operating earnings (loss)	(4,573)	3,263	3,966	26,702	56,558
Interest income (6)	3,619	3,161	4,422	1,658	1,504
Interest expense (7)	(4,853)	(3,616)	(3,667)	(4,846)	(1,372)
Income (loss) from joint venture	—	(604)	(609)	610	(734)

Earnings (loss) before income tax benefit (expense)	(5,807)	2,204	4,112	24,124	55,956
Income tax benefit (expense)	1,894	(1,139)	(2,191)	(9,356)	(20,752)

Net earnings (loss)	$(3,913)	$1,065	$1,921	$14,768	$35,204
Less preferred dividends	(7,139)	(9,690)	(13,241)	(13,251)	(568)

Net earnings (loss) available to common shareholders	$(11,052)	$(8,625)	$(11,320)	$1,517	$34,636

Weighted average shares outstanding basic (8)	9,328	9,328	10,143	11,147	20,667
Net earnings (loss) per common share basic (8)	$(1.18)	$(0.92)	$(1.12)	$0.14	$1.68

Weighted average shares outstanding diluted (8)	9,328	9,328	10,143	11,147	20,756
Net earnings (loss) per common share diluted (8)	$(1.18)	$(0.92)	$(1.12)	$0.14	$1.67

Dividends declared per common share	—	—	—	—	$0.12

Consolidated balance sheet data (at period end):
Cash and cash equivalents	$183	$65	$6,943	$28,692	$40,922
Net working capital	16,065	15,084	46,565	25,768	126,086
Net property, plant and equipment	75,746	71,230	76,951	92,985	130,293
Total assets	187,590	196,508	356,840	268,580	338,926
Total liabilities	98,463	190,704	221,817	161,820	88,746
Total shareholders’ equity	89,127	5,804	135,023	106,760	250,180

Consolidated cash flow data:
Net cash provided by (used in) operating activities	$10,611	$(1,639)	$(17,082)	$41,571	$29,967
Net cash used in investing activities	(535)	(2,251)	(11,037)	(22,580)	(51,704)
Net cash provided by (used in ) financing activities	(11,369)	3,772	34,997	2,758	33,967

(1)	Includes revenues from transactions with affiliates of $63.6 million, $62.9 million, $64.4 million, $47.2 million and $50.0 million in 2002, 2003, 2004, 2005 and 2006, respectively.

(2)	Includes revenues from transactions with affiliates of $12.8 million, $11.0 million, $19.4 million, $20.6 million and $18.9 million in 2002, 2003, 2004, 2005 and 2006, respectively.
(3)	Including costs from transactions with affiliates of $55.7 million, $54.4 million, $59.1 million, $44.1 million and $43.4 million in 2002, 2003, 2004, 2005 and 2006, respectively.
(4)	Includes costs from transactions with affiliates of $12.2 million, $10.1 million, $15.5 million, $16.2 million and $14.7 million in 2002, 2003, 2004, 2005 and 2006, respectively. 2005 also includes $2.0 million charge for pension settlement.
(5)	Includes $8.9 million charge for pension settlement in 2005.
(6)	Includes interest income from affiliates of $3.4 million, $3.0 million, $3.9 million, $1.0 million and zero in 2002, 2003, 2004, 2005 and 2006, respectively.
(7)	Includes interest expense to affiliates of $1.5 million, $2.1 million and $0.1 million in 2006, respectively.
(8)	Share and per share data have been restated to give effect to the merger, as discussed in Note 21 of our Financial Statements.
(9)	Includes the acquisition of Custom Steel effective as of March 31, 2006, which provided cost savings during 2006 within our cost of goods sold cost of manufacturing operations.

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

We have experienced significant growth in the last three years with revenues growing from $355.1 million in 2004 and $608.2 million in 2005 to $646.1 million in 2006. Our revenues in 2004 included $316.5 million from manufacturing operations and $38.6 million from the sale of railcar services. Our revenues in 2005 included $564.5 million from manufacturing operations and $43.7 million from the sale of railcar services. Our revenues in 2006 included $597.9 million from manufacturing operations and $48.2 million from the sale of railcar services.

Our revenues and operations in 2006 were impacted by the shut down of our Marmaduke, Arkansas tank railcar manufacturing operations as a result of the tornado that struck the complex during April 2006. This caused the complex to be shut down for more than four months, during which we did not ship any tank railcars. We believe we recovered substantially all the lost profits associated with the tornado through our business interruption insurance coverage.

Manufacturing operations

We manufacture all of our railcars in modern complexes located in Paragould and Marmaduke, Arkansas, which were built in 1995 and 1999, respectively. We strategically located these complexes in close proximity to our main shipper and railroad customers, as well as our main suppliers of railcar components. As of December 31, 2006, none of our over 1,100 employees at our Paragould and Marmaduke complexes are represented by a union. However, employees of two of our repair facilities and one of our component manufacturing facilities, representing approximately 10.4% of our total workforce as of December 31, 2006, are represented by unions. We manufacture components in four other manufacturing facilities.

Our Paragould complex was designed primarily to produce covered hopper railcars but is also capable of producing other railcar types. For example, in 2004 and the first nine months of 2005, we produced centerbeam platform railcars at our Paragould complex. This complex originally consisted of two production tracks with an initial production capacity of approximately six railcars per day. Changes in plant design and manufacturing processes since 1995, along with the addition of and increase in painting and lining capabilities in 1999 and 2005, and a third production track in 2004, increased our production capacity. The production lines at our Paragould complex are designed to provide flexibility for efficient and rapid changeover in product mix between various types and sizes of railcars.

In 2006, we further expanded our railcar sub assembly and small components manufacturing capabilities through the acquisition of Custom Steel, Inc. Custom Steel operates a facility located adjacent to our facility in Kennett, Missouri that we have added into our railcar sub assembly group. This facility produces value-added fabricated steel components that primarily support our railcar manufacturing operations.

Our Marmaduke complex was built in 1999 to manufacture tank railcars. The complex is designed to produce both pressure and non-pressure tank railcars. In January 2007, we expanded by adding production capacity to our tank railcar manufacturing complex in Marmaduke, Arkansas. Also, during the fourth quarter of 2006, we began site preparation and broke ground on a flexible railcar manufacturing plant to be built adjacent to our Marmaduke, Arkansas tank railcar manufacturing plant. We expect construction to begin on the plant during the first quarter of 2007 and we anticipate that this new plant will be capable of producing tank, covered hopper and intermodal railcars.

Our operations for 2006 at our Marmaduke complex were negatively impacted by the shut down caused by the tornado that damaged or destroyed equipment and damaged some of the property. This caused the complex to be shut down for approximately four months and decreased shipments of tank railcars for 2006.

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

Railcar services

Our railcar services include railcar repair and refurbishment and fleet management and engineering services. Our railcar repair and refurbishment services are provided through our network of six full service maintenance and repair facilities and four mobile repair units. Our railcar service facilities are located in strategic areas near major customers. We have established long-term business relationships with a customer base that includes railcar leasing companies, shippers and railroads. In 2005, our railcar services revenues increased by 13% to $43.6 million, from $38.6 million in 2004. In 2006, our railcar services revenues increased by 10% to $48.2 million, from $43.6 million in 2005. We believe the growth in these revenues reflects the overall trend in the United States toward increased railcar utilization, the increase in our customer base, the increase in our service offerings and the increase in the number of railcars under fleet management by us. Our fleet management business complements both our railcar repair and refurbishment and railcar manufacturing operations. As of December 31, 2006, we managed approximately 62,000 railcars for various customers, including approximately 21,000 railcars for ARL.

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

Cyclicality of the railcar industry. Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. We believe that downturns in the railcar manufacturing industry will occur in the future and will result in decreased demand for our products and services. The cycles in our industry result from many factors that are beyond our control, including economic conditions in the United States. Although railcar production has increased since 2002, industry professionals believe demand for railcars may have reached a peak and may not persist if favorable economic and other conditions are not sustained. Even if a sustained economic recovery occurs in the United States, demand for our railcars may not match or exceed expected levels. An economic downturn may result in increased cancellations of railcar orders, which could have a material adverse effect on our ability to convert our railcar backlog into revenues. If industry backlog for railcars declines below certain levels, one of our customers, which accounts for a significant portion of our December 31, 2006 backlog, will be permitted to cancel some of its orders after 180 days written notice, which could have a material adverse effect on our business, financial condition and results of operations. In addition, an economic downturn in the United States could result in lower sales volumes, lower prices for railcars and a loss of profits for us. Furthermore, a substantial number of the end users of our railcars acquire railcars through leasing arrangements with our leasing company customers. Economic conditions that result in higher interest rates would increase the cost of new leasing arrangements, which could cause our leasing company customers to purchase fewer railcars.

Customer concentration. Railcars are typically sold pursuant to large, periodic orders, and a limited number of customers typically represent a significant percentage of our railcar sales in any given year. In 2006, sales to each of our top three customers were approximately 41%, 11% and 8%, respectively, of our total revenues. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business and financial results. Most of our individual railcar customers do not make railcar purchases every year because they do not need to replace or replenish their railcar fleets on a yearly basis. Many of our customers place orders for railcars on an as-needed basis, sometimes only once every few years. As a result, the order levels for railcars, the mix of railcar types ordered and the railcars ordered by any particular customer have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. As railcar sales comprised 75%, 82% and 83%, respectively, of our total revenue in 2004, 2005 and 2006, our results of operations in any particular quarter may be significantly affected by the number of railcars and the product mix of railcars we deliver in any given period. Additionally, because we record the sale of a railcar at the time we complete production, the railcar is accepted by the customer following inspection, the risk for any damage or loss with respect to the railcar passes to the customer and title to the railcar transfers to the customer, and not when the order is taken, the timing of completion, delivery and acceptance of significant customer orders will have a considerable effect on fluctuations in our quarterly results.

Revenues from affiliates. In 2004, 2005 and 2006, our revenues from affiliates accounted for 24%, 11% and 11% of our total revenues, respectively. These affiliates consisted of entities beneficially owned and controlled by Carl C. Icahn, the chairman of our board of directors and our principal controlling stockholder. The decline in our percentage of revenues from affiliates is primarily attributable to the growth in our revenues from third parties. We anticipate that our percentage of revenues from affiliates will continue to decline if we are successful in growing our business. Nevertheless, we believe that revenues from affiliates will continue to constitute an important portion of our business. A significant reduction in sales to affiliates could have a material adverse effect on our business and financial results.

Raw material costs. The price for steel, the primary raw material used in the manufacture of our railcars, increased sharply in 2004 as a result of strong worldwide demand, limited availability of production inputs for steel, including scrap metal, industry consolidation and import trade barriers. These factors have caused a corresponding increase in the cost and decrease in the availability of castings and other railcar components constructed with steel. Costs for other railcar manufacturers have been similarly affected by the availability and pricing of steel and castings and other components. The costs for raw steel, based on a Semi Finished Steel Mill Product Index, have almost doubled during the period from October 2003 through December 2004. The availability of scrap metal has been limited by exports of scrap metal to China and, as a result, steel producers have charged steel and scrap metal surcharges in excess of agreed-upon prices. In 2005, steel pricing declined through the third quarter but increased, however, in the fourth quarter and appear to have stabilized going into the first quarter of 2006. Domestic demand for steel continues to be strong. Raw material supply, while still volatile, stabilized in 2006.

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

Our participation in the Ohio Castings joint venture has facilitated our ability to meet some of our requirements for heavy castings such as bolsters and sideframes. In 2005, Ohio Castings expanded its castings production and added couplers and yokes to its products. We believe that this expanded production capability should help to reduce our risk of encountering supply shortages. In 2004, 2005 and 2006, we purchased $19.9 million, $30.9 million and $37.1 million, respectively, of railcar components produced by Ohio Castings.

Completion of our centerbeam platform railcar contract. In 2004, we entered into an agreement with The Greenbrier Companies to manufacture centerbeam platform railcars at our Paragould manufacturing complex. This was the first time we manufactured centerbeam platform railcars and, as a result of start-up and increased steel costs, we did not realize a profit on this contract. We completed our deliveries of these centerbeam platform railcars in July 2005 and we do not anticipate significant sales to Greenbrier in the future. Our revenues from our sales of centerbeam platform railcars were $69.3 million in 2004 and $50.8 million in 2005. Upon completion of production of the centerbeam platform railcars for Greenbrier, we converted the manufacturing line at our Paragould complex that we used to manufacture those railcars to manufacture covered hopper railcars. This manufacturing line, along with our two other covered hopper railcar manufacturing lines at our Paragould manufacturing complex, have been operating at capacity since the conversion and, as a result of our significant backlog for covered hopper cars, we intend to fully utilize those lines, subject to cancellations or adjustments in existing railcar orders in our backlog, through at least 2008. We have generally been able to achieve higher profit margins on our sale of covered hopper railcars than we were able to achieve on our sales of the centerbeam platform railcars to Greenbrier.

Acquisition of Custom Steel, Inc. On March 31, 2006, we acquired the stock of Custom Steel, Inc., a subsidiary of Steel Technologies Inc. Custom Steel operates a facility located adjacent to our facility in Kennett, Missouri that we have successfully added into our railcar sub assembly group. The Custom Steel facility produces value-added fabricated parts that primarily support our railcar manufacturing operations. This acquisition provided costs savings during 2006.

OUTLOOK

We believe that demand for covered hopper and tank railcars that we produce will continue to be strong in 2007 and should continue at or near current levels due to generally positive economic conditions, the current United States economic recovery, strong industry-wide backlog for covered hopper and tank railcars, increased rail traffic, the projected replacement of aging railcar fleets and an increasing demand for products that are hauled and stored in covered hopper and tank railcars. We believe that we are strategically positioned to capitalize on the current strong demand for railcars, and that we have growth opportunities across our broad array of product and service offerings. We are adding new tank railcar capacity to meet the anticipated strong demand.

CHARGES AND COSTS ASSOCIATED WITH OUR JANUARY 2006 INITIAL PUBLIC OFFERING

We have incurred significant additional selling, administrative and other fees and expenses in connection with becoming a public company. In addition, we have incurred a number of charges in connection with transactions consummated in connection with our initial public offering.

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

Under the arrangement, in exchange for our agreement to pay ACF approximately $9.2 million and to become the sponsoring employer under the ACF Shippers Car Line Pension Plan, including the assumption of all obligations for our and ACF’s employees under that plan, we have ceased to be a participating employer under the ACF Employee Retirement Plan and have been relieved of all further reimbursement obligations, including obligations for our employees, under that plan. As of December 1, 2005, the ACF Shippers Car Line Pension Plan had $4.0 million of unfunded liabilities on an accounting basis that were assumed by us in connection with this arrangement. The payment of approximately $9.2 million which was made by us to ACF represents our and ACF’s estimate of the payment required to be made by us to achieve an appropriate allocation of the assets and liabilities of the benefit plans accrued after the 1994 ACF asset transfer, with respect to each of our and ACF’s employees in connection with the two plans. This allocation was determined in accordance with actuarial calculations consistent with those that would be required to be used by ACF and us in allocating plan assets and liabilities at such time as we cease to be a member of ACF’s controlled group.

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

The total amount of the obligations we assumed was $14.2 million. We previously accrued an estimated liability related to this settlement of $3.2 million. In December 2005, we recorded an increase in the estimated liability of $10.9 million and a loss on the settlement of the same amount, of which we recorded $2.0 million in cost of railcar services with the remaining amount being shown on the statement of operations as pension settlement expense. See Note 14 of our Consolidated Financial Statements.

Equity incentive awards

We also incurred a non-cash operating expense in connection with the issuance at the close of our initial public offering to James Unger, our chief executive officer, of 285,714 shares of our common stock. The expense we recognized in connection with this grant equals the value of the shares granted to Mr. Unger as of the date of issuance, which was $6.0 million. We recognized $2.4 million of this expense in the first quarter of 2006 when 40% of these shares vested. We recognized the remaining $3.6 million of this expense in equal monthly amounts over the twelve months from February 2006 through January 2007. The balance of these shares vested in January 2007. See Note 13 of our Consolidated Financial Statements.

We also issued options to purchase 484,876 shares of common stock under our 2005 equity incentive plan upon the pricing of our initial public offering. These options have been granted at an exercise price equal to $21.00 per share. The options have a term of five years and vest in equal annual installments over a three-year period. We estimate that our stock option expense for all these options will total approximately $3.5 million (2006 expense recognized was $2.15 million) over the three year vesting period assuming a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; 5-year term; interest rate of 4.35%; and dividend yield of 1%. See Note 13 of our Consolidated Financial Statements.

The 2005 Equity Incentive Plan will be administered by the Board of Directors or a committee of the board, which is authorized to grant incentive stock options, nonqualified stock options, stock appreciation rights (SARs), performance shares, restricted stock, other forms of equity-based or equity-related awards, or other cash awards.

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

OTHER EQUITY AWARDS ISSUED AFTER THE INITIAL PUBLIC OFFERING

Subsequent to going public, we issued options to purchase 75,000 shares of common stock under our 2005 equity incentive plan during the second quarter of 2006. These options have been granted at an exercise price equal to $35.69 per share. The options have a term of five years and vest in equal annual installments over a four-year period. We estimate that our stock option expense for all these options will total approximately $1.0 million (2006 expense recognized was $0.26 million) over the four year vesting period using the same assumptions and methodology to determine the value of these options as was used for the options issued in connection with our initial public offering. See Note 13 of our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	Year ended December 31,
	2004	2005	2006
Revenues:
Manufacturing operations	89.1%	92.8%	92.5%
Railcar services	10.9%	7.2%	7.5%

Total revenues	100.0%	100.0%	100.0%
Cost of goods sold:
Cost of manufacturing	(86.3)%	(85.2)%	(83.2)%
Cost of railcar services	(9.7)%	(6.2)%	(5.9)%

Total cost of goods sold	(96.0)%	(91.4)%	(89.1)%

Gross profit	4.0%	8.6%	10.9%
Pension settlement expense	0.0%	(1.5)%	0.0%
Income related to insurance recoveries, net	0.0%	0.0%	1.5%
Gain on asset conversion, net	0.0%	0.0%	0.7%
Selling, administrative and other expenses	(2.9)%	(2.7)%	(3.2)%
Stock based compensation expense	0.0%	0.0%	(1.2)%

Earnings from operations	1.1%	4.4%	8.7%
Interest income	1.2%	0.3%	0.2%
Interest expense	(1.0)%	(0.8)%	(0.2)%
Income (loss) from joint venture	(0.2)%	0.1%	(0.1)%

Earnings before income tax expense	1.1%	4.0%	8.6%
Income tax expense	(0.6)%	(1.6)%	(3.2)%

Net earnings	0.5%	2.4%	5.4%

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Our net earnings for the year ended December 31, 2006 were $35.2 million as compared to $14.8 million for the year ended December 31, 2005, representing an increase of $20.4 million. Several factors caused this increase in earnings during the current year. In 2006, we shipped 6,947 railcars, 72 more than the 6,875 railcars we shipped in 2005. Most of our revenues, and all of our revenues for the sale of railcars, for the year ended December 31, 2006 included sales under contracts that allowed us to adjust our sale prices to pass on to our customers the impact of increases in costs of certain raw materials, particularly steel, and components. Furthermore, our gross margins in 2005 were impacted by losses we incurred from our sale of centerbeam platform railcars manufactured at our Paragould complex.

Our earnings from operations increased as a percent of revenue to 8.8% in the year ended December 31, 2006 from 4.4% in the year ended December 31, 2005 primarily due to the $14.3 million of income received and recorded for business interruption and property damage insurance recoveries in 2006. These recoveries were not included in our revenues and therefore, they increased earnings as a percent of revenues.

During 2006, we also issued equity awards to key employees resulting in $8.1 million of stock based compensation expense incurred in 2006 compared to none in 2005.

Our results of operations for 2006 were impacted by the Marmaduke tank railcar manufacturing complex shut down caused by the tornado that damaged or destroyed equipment and damaged some of the property. This caused the complex to be shut down for approximately four months and decreased expected shipments of tank railcars for 2006. We believe we recovered substantially all the lost profits associated with the tornado through our business interruption insurance coverage.

Revenues

Our revenues in 2006 increased 6.2% to $646.1 million from $608.2 million in 2005. This increase was attributable to an increase in revenues from both manufacturing operations and railcar services.

Our manufacturing operations revenues increased 5.9% to $597.9 million in 2006 from $564.5 million in 2005. This increase was mainly attributable to our delivery of an additional 72 railcars in 2006 and increased prices resulting from our ability to pass through our increased raw material and component costs and an increase in the base unit price of some of our railcars. Our revenues from sales of railcars increased $40.9 million to $537.1 million in 2006 from $496.2 million in 2005. The additional deliveries of railcars in 2006 reflected increased sales of covered hopper railcars. We believe that the increases were primarily attributable to the continuing recovery of the railcar industry, which is represented by a strong backlog of orders as of December 31, 2006. Our increased number of covered hopper railcar shipments in 2006, compared to 2005, also reflects the conversion of our Paragould facility back to covered hopper railcar production. Until July 2005, we produced centerbeam railcars at our Paragould facility, and we shipped a total of 785 centerbeam railcars in 2005. This increase was partially offset by a decrease of tank railcar production due to the tornado damage and related shutdown of Marmaduke. In 2006, our manufacturing operations revenues included $50.0 million, or 7.7% of our total consolidated revenues, from transactions with affiliates, compared to $47.2 million, or 7.8% of our total consolidated revenues, in 2005. These revenues were attributable to sales of railcars to companies controlled by Mr. Icahn.

Our railcar services revenues increased 10.3% to $48.2 million in 2006 from $43.6 million in 2005. This increase was primarily attributable to strong railcar repair demand. In 2006, our railcar services revenues included $18.9 million, or 2.9% of our total consolidated revenues, from transactions with affiliates, as compared to $20.6 million, or 3.4%, in 2005.

Gross profit

Our gross profit increased to $70.7 million, in 2006 from $52.1 million in 2005 (notwithstanding the negative impact of the tornado during 2006). Our gross profit margin increased to 10.9% in 2006 from 8.6% in 2005. The increase in our gross profit margin was primarily attributable to an increase in our gross profit margin for our manufacturing operations.

Our gross profit margin for our manufacturing operations increased to 10.1% in 2006 from 8.2% in 2005. This increase was primarily attributable to our ability to pass through increased raw material and component costs through variable pricing contracts, the shift in railcar mix, and improved efficiencies. During 2006, we were able to pass through most of our raw material and component costs increases. During 2005, we were unable to pass through $1.7 million of $43.7 million of increased raw material and component costs. All of our current railcar manufacturing contracts have variable cost provisions that adjust the delivery price for changes in certain raw material and component costs.

Additionally, our 2005 gross profit margins for our manufacturing operations were negatively impacted by a contract to manufacture centerbeam platform railcars. No profit was realized on this contract primarily due to increased steel costs at the time that we were not able to pass through to our customers. We produced and shipped 785 of these centerbeam platform railcars in 2005. The centerbeam platform railcar contracts were completed at our Paragould complex in July 2005 and we have since converted the manufacturing line at that complex to manufacturing covered hopper railcars.

Furthermore, during the first six months of 2005, we incurred additional costs in connection with the completion of our new third production line at our Paragould complex, including costs associated with outsourcing our railcar painting and lining for the increased railcar production from that new production line and costs of the initial training and supplies for that production line. We completed additional painting and lining capabilities at our Paragould complex in November 2005. This new painting and lining capacity allowed us to improve margins in 2006 as we reduced outsourcing of this function.

Our gross profit margin for railcar services increased to 21.0% in 2006 from 14.7% in 2005. This increase was primarily attributable to our service facilities operating at a higher volume level, which resulted in efficiencies in labor and overhead. Furthermore, the type of work that was being performed allowed for less handling costs on certain jobs.

Pension Settlement Expense

As a result of the retirement benefit separation agreement we entered into with ACF in December 2005, we recorded an aggregate expense of $10.9 million, of which $8.9 million was allocated to pension settlement expense and $2.0 million was allocated to cost of railcar services. As a result of this agreement, we assumed sponsorship of a former ACF pension plan, a retiree medical and retiree life insurance plan, and we have ceased to be a participating employer under the ACF Employee Retirement Plan and have been relieved of all further reimbursement obligations, including for our employees, under that plan. See “—Charges and costs associated with our public offering—ACF employee benefit plans.”

Income Related to Insurance Recoveries, Net and Gain on Asset Conversion, Net

We have property insurance covering wind and rain damage to our property, incremental costs and operating expenses we incurred due to the tornado damage at our Marmaduke complex. In addition, we have insurance for business interruption as a direct result of the insured damage. Our deductibles on these policies are $0.1 million for property insurance and a five-day equivalent time element business interruption deductible, which resulted in $0.6 million. The business interruption insurance deductible was ratably recognized over the course of the five-month period during which the business interruption occurred.

We settled both the property damage insurance claim and the business interruption insurance claim with our insurance carrier and recorded final gains in the income statement. The final property damage claim settlement amounted to $11.2 million, prior to application of the deductible, and the final business interruption insurance settlement amounted to $16.0 million, prior to application of the deductible.

We identified assets with net book value of $4.3 million that were damaged or destroyed by the tornado. The charge for these asset write-offs was netted against the net insurance settlement of $11.1 million related to the property damage insurance claim to arrive at the gain on asset conversion, net. Other costs amounting to $2.4 million were incurred related to clean up costs and various miscellaneous repairs associated with the storm damage.

The tornado related insurance settlement for the property damage claim includes $11.1 million in cash proceeds received during 2006 to provide funds to clean up and repair the plant in Marmaduke as well as order replacement assets so the plant was operational in a timely manner. These cash advances are classified as cash provided for investing activities and as cash provided by operating activities as they were received as part of the property insurance claim that was filed for all the property, plant and equipment as well as inventory that were damaged by the tornado. As we agreed on a final settlement amount with our insurance carrier, we wrote off the assets and recorded the actual net gain attributable to the storm from the replacement of the property with new property and equipment. We recognized the gain on the replacement of property damaged or destroyed of $4.3 million as gain on asset conversion in the statement of operations computed as follows:

Year Ended December 31, 2006
(in thousands)
Property damage insurance claim	$11,160
Property damage claim deductible	(100)

Property damage insurance settlement, net	11,060
Assets damaged, clean up costs, repair costs	(6,737)

Gain on asset conversion, net	$4,323

Our business interruption insurance policy and the final settlement provided coverage for continuing expenses, employee wages and the loss of profits resulting from the temporary Marmaduke plant shut-down caused by the storm. We received cash proceeds amounting to $15.4 million during 2006 related to the business interruption insurance claim.

We recognized income related to insurance recoveries in the statement of operations of $9.9 million attributable to our business interruption insurance computed as follows:

Year Ended December 31, 2006
(in thousands)
Business interruption insurance claim	$15,968
Business interruption claim deductible	(600)

Business interruption insurance settlement, net	$15,368

Continuing expenses	(5,430)
Deductible adjustment	8

Income related to insurance recoveries, net	$9,946

Selling, administrative and other expenses

Our selling, administrative and other expenses increased in 2006 to $20.5 million from the $16.5 million expense in 2005. Selling, administrative and other expenses, excluding stock based compensation expense and pension settlement expense, were 3.2% of sales in 2006 as compared to 2.7% of sales in 2005. The selling, administrative and other expenses during 2006 included a $0.5 million bonus to one of our senior officers in connection with the initial public offering (payable in April 2007) and $0.5 million of expenses related to Sarbanes Oxley documentation costs. Other factors for the increase in selling, administrative and other expenses in 2006 was attributable to expenses incurred in connection with our initial public offering, increased expenses associated with being a public company and increase expenses to support our growing business. Furthermore, we believe our selling, administrative and other expenses will continue to increase as we continue to internalize previously outsourced infrastructure and add administrative and other employees to support such infrastructure.

Interest expense and interest income

Interest expense for 2006 was $1.4 million compared to $4.8 million for 2005, representing a decrease of $3.4 million. In 2006, we repaid substantially all of our outstanding debt with a portion of the net proceeds of our initial public offering. Our interest expense in 2006 included the write off of approximately $0.6 million of deferred financing costs that we incurred in connection with the repayment of our industrial revenue bond and credit facility financings. Our interest income decreased to $1.5 million in 2006 from $1.7 million in 2005.

Income (loss) from joint venture

Loss from joint venture for 2006 was $0.7 million compared to income from joint venture of $0.6 million for 2005, representing a decrease of $1.3 million. In 2006, Ohio Castings incurred a significant charge related to a reserve of $3.7 million ($1.2 million being ARI’s share of that charge) related to potentially defective castings that were produced by one of the Ohio Castings facilities over an identified time period. It was the decision of Ohio Castings’ management to replace all castings produced during this period that were potentially defective even though testing only showed approximately 20% of the castings produced were defective.

Income tax expense

Income tax expense for 2006 was $20.8 million, or 37.1% of our earnings before income taxes, as compared to $9.4 million for 2005, or 38.8% of our earnings before income taxes. Our 2006 effective tax rate was lower than the 2005 rate due to expenses included in pre-tax earnings, for which we did not receive a deduction for tax purposes in 2005. These expenses result from liabilities and obligations retained by our affiliate, ACF, as part of its transfer of assets to us in 1994. Although ACF is responsible for any costs associated with these liabilities, we are required to recognize these costs as expenses in order to reflect the full cost of doing business. The entire amount of such permanently nondeductible expenses is treated as contribution of capital resulting in an increase to our effective tax rate. These expenses associated with employee benefit plans ended on December 1, 2005, when our retirement plans were separated from the ACF plans. The expenses included in pre-tax income were $1.1 million in 2005. Furthermore, the 2006 rate is reduced by the Domestic Production Activities Deduction, which allows companies to deduct 3% of their income for domestic activities.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Our net earnings for the year ended December 31, 2005 was $14.8 million as compared to $1.9 million for the year ended December 31, 2004, representing an increase of $12.9 million. In 2005, we sold 6,875 railcars, 2,491 more than the 4,384 railcars we sold in 2004. Most of our revenues for 2005 included sales under contracts that allowed us to adjust our sale prices to pass on to our customers the impact of increases in the costs of certain raw materials, particularly steel and components. This improvement was partially offset by increased costs associated with outsourcing our railcar painting and lining for our new production line at our Paragould complex and the start-up costs for that new production line.

Revenues

Our revenues in 2005 increased 71% to $608.2 million from $355.1 million in 2004. This increase was attributable to an increase in revenues from both manufacturing operations and railcar services.

Our manufacturing operations revenues increased 78% to $564.5 million in 2005 from $316.5 million in 2004. This increase was primarily attributable to our delivery of an additional 2,491 railcars in 2005 and increased prices resulting from our ability to pass through a portion of our increased raw material and component costs and increases in the base unit price for some of our railcars. Our revenues from sales of railcars increased $230.7 million to $496.2 million in 2005 from $265.8 million in 2004. The additional deliveries of railcars in 2005 reflected increased sales of covered hopper and tank railcars and a continuation of deliveries of centerbeam platform railcars ordered in 2004. These increased sales reflected our increased capacity at our Paragould complex supported by the continued strong backlog of orders for our railcars. Our manufacturing operations revenues attributable to sales of railcar and industrial components increased $17.4 million in 2005 to $68.3 million from $50.9 million in 2004. This increase was primarily attributable to increased unit sales reflecting increased railcar manufacturing and industrial activity. For 2005, our manufacturing operations revenues included $47.2 million or 7.8% of our total revenues, from transactions with affiliates, compared to $64.4 million or 18.1% of our total revenues, in 2004. These revenues were primarily attributable to sales of railcars to companies controlled by Mr. Icahn.

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

Our gross profit margin for our manufacturing operations increased to 8.2% in 2005 from 3.2% in 2004. This increase was primarily attributable to the contribution from increased overhead absorption on plant work volume and our ability to pass through a greater portion of increased raw material and component costs through variable pricing contracts. In 2005, we were unable to pass through $1.7 million of increased raw materials and component costs. In 2004, we were unable to pass through approximately $7.9 million of increased raw material and component costs. All of our railcar manufacturing contracts now have variable cost provisions that adjust the delivery price for changes in certain raw material and component costs. However, increases in raw material and component costs would have an adverse effect on our gross profit margin as a percentage of revenues, because we do not earn any additional net profit margin on our price adjustments.

Our improvement in gross profit margin in 2005 was partially offset by a contract to manufacture centerbeam platform railcars, a new product line for us in 2004. This was the first time we manufactured centerbeam platform railcars and, as a result of start-up and increased steel costs, we did not realize a profit on this contract. Our centerbeam platform railcar contracts were completed at our Paragould complex in July 2005 and we have since converted the manufacturing line at that complex to manufacturing covered hopper railcars. In December 2005, we also incurred a $2.0 million charge allocated to our cost of services associated with our pension settlement.

In the first six months of 2005, we also incurred additional costs in connection with the completion of our new third production line at our Paragould complex, including costs associated with outsourcing our railcar painting and lining for the increased railcar production from that new production line and costs of the initial training and supplies for that production line. We completed additional painting and lining capabilities at our Paragould complex in November 2005. This new painting and lining capacity allowed us to improve margins as we reduced outsourcing of this function.

Our gross profit margin for railcar services increased to 14.7% in 2005 from 10.7% in 2004. This increase was primarily attributable to our service facilities operating at a higher volume level, which resulted in efficiencies in labor and overhead.

Pension Settlement Expense

As a result of the retirement benefit separation agreement we entered into with ACF in December 2005, we recorded an aggregate expense of $10.9 million, of which $8.9 million was allocated to pension settlement expense and $2.0 million was allocated to cost of railcar services. As a result of this agreement, we assumed sponsorship of a former ACF pension plan, a retiree medical and retiree life insurance plan and we have ceased to be a participating employer under the ACF Employee Retirement Plan and have been relieved of all further reimbursement obligations, including for our employees, under that plan. See “—Charges and costs associated with our public offering—ACF employee benefit plans.”

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

Interest expense and interest income

Interest expense was $4.8 million and $3.7 million for years ended December 31, 2005 and 2004, respectively. Our interest income decreased to $1.7 million in 2005 from $4.4 million in 2004. The decrease in interest income was primarily attributable to a $57.2 million loan to an affiliate that was repaid in 2004 that was partially offset by interest income we earned on a $165.0 million secured loan to Mr. Icahn in October of 2004. In January of 2005, we transferred our entire interest in this loan to ARL in exchange for additional common interests in ARL and in satisfaction of our $130.0 million loan from ARL.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have historically been the cash generated from our operations, the sale of securities and funds generated from borrowings. During 2006, most of our proceeds were generated from our initial public offering and cash generated from operations. Prior to our initial public offering, our capital needs had primarily been satisfied by entities affiliated with Mr. Icahn and working capital loans from third party lenders.

We completed our initial public offering on January 24, 2006 and issued approximately 9.8 million shares at an offering price of $21.00 per share. Our net proceeds from this offering of approximately $192.0 million were used, among other things, to repay most of our long-term debt, to redeem all of our outstanding redeemable preferred stock and to repay all amounts outstanding under our revolving credit facility. The remaining net proceeds were used for the purchase or a strategic supplier and other property, plant and equipment.

Outstanding debt

Revolving credit facility. In January 2006, concurrent with the completion of the initial public offering, we repaid all amounts outstanding under our then revolving credit facility and entered into a $75.0 million amended and restated revolving credit facility with North Fork Business Capital Corporation, as administrative agent for various lenders. The amended and restated revolving credit facility replaced our former $50.0 million revolving credit facility with North Fork Business Capital Corporation. During October 2006, we entered into a first amendment to the revolving credit agreement, which increased the facility to $100.0 million. During February 2007, we entered into a second amendment to the revolving credit agreement.

Terms of the revolving credit facility, as amended, are:

•

Maximum borrowing. Our revolving credit facility, as amended, provides for a maximum borrowing of the lesser of (a) $100.0 million or (b) an amount equal to a percentage of eligible accounts receivables plus a percentage of the eligible raw materials, work in process and finished goods inventory, which at December 31, 2006 was $80.1 million. Eligible receivables include only accounts receivable to our customers in the United States or Canada arising from sales in the ordinary course of business with non-affiliates. In addition, the revolving credit facility, as amended, includes a $30.0 million capital expenditure sub-facility that is based on a percentage of the costs related to capital projects we may undertake;

•	Term. The revolving credit facility, as amended, expires in October 2009;

•

Interest rate and fees. Borrowings bear an interest rate of a base rate less 0.5%, where the base rate is the higher of the highest prime, base or equivalent rate of interest published by the administrative agent, or the published annualized rate for 90-day dealer commercial paper published in the Wall Street Journal. In addition, we are granted a 1 month, 2 month or 3 month LIBOR rate plus 1.5%. We paid closing fees of $0.3 million and are required to pay an unused line fee of 0.375% per year on the unused portion of our revolving credit facility, as amended;

•

Collateral. Our receivables, inventory and a pledged deposit account, together with assets we purchase with the proceeds from the capital expenditure sub-facility, serve as collateral under the revolving credit facility, as amended, and the capital expenditure sub-facility. In addition, we are required to maintain one or more blocked accounts to which all our collections would be remitted. Under the revolving credit facility, as amended, the types of collections that are subject to the blocked account consist of all collections including all cash, funds, checks, notes, instruments, any other form of remittance tendered by account debtors in respect of payment of our receivables and any other payments received by us with respect to any collateral. If the funds, which we can draw under the revolving credit facility, as amended, fall under $5.0 million, the proceeds in the blocked accounts are transferred to the administrative agent and the administrative agent is required to apply all such proceeds to our loan account with the administrative agent, conditional upon final collection, effecting a payment of any obligations that are outstanding at such time. The interest that the administrative agent holds in such proceeds (until such time as they are applied to the obligations) is in the nature of a collateral security interest. Upon termination of the administrative agent’s security interests in such proceeds in accordance with applicable laws generally governing the termination of security interests and bank deposits, the administrative agent returns to us any proceeds it holds after satisfaction of existing or contingent obligations owed to the administrative agent and the other lenders. We may borrow, repay, and reborrow revolving credit loans in accordance with the terms of the revolving credit facility, as amended;

•

Financial covenants. Our revolving credit facility, as amended, requires that when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), we must meet an adjusted fixed charge coverage ratio of not less than 1.2 to 1.0 on a quarterly and/or annual basis, and further requires that if any indebtedness has been incurred or assumed during the applicable quarter, or when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), we must meet a leverage ratio calculated based on the outstanding amount of indebtedness to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), as defined in the revolving credit facility, as amended, of not greater than 4.0 to 1.0 on a quarterly and/or annual basis; and

•

Negative covenants. Our revolving credit facility, as amended, includes certain limitations on, among other things, our ability to incur additional indebtedness, modify our current governing documents, sell or dispose of collateral, grant credit and declare or pay dividends or make distributions on common stock or other equity securities. The limitation on certain of the actions addressed by the revolving credit facility, as amended, is in the nature of a right in favor of the administrative agent and our lenders to accelerate all of our obligations under the revolving credit facility, as amended, a demand right, that is triggered by certain actions, rather than in the nature of a negative covenant by which we contractually agree not to take such actions. Included among the actions that trigger a demand right are certain actions to modify governing documents, sell or dispose of collateral, grant credit, incur indebtedness, and make dividends and distributions. An incurrence of indebtedness triggers a demand right if it causes the adjusted ratio of our indebtedness to EBITDA, as defined in the revolving credit facility, as amended, to be greater than 4.0 to 1.0. The direct or indirect payment of dividends or distributions, or purchase, redemption, or retirement of capital stock, equity interests, options or rights to purchase capital stock or equity interests, or payments to sinking or analogous funds, triggers a demand right if, when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), it causes the adjusted fixed charge coverage ratio to be less than 1.2 to 1.0 or the ratio of adjusted indebtedness to EBITDA to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis, as defined in the revolving credit facility, as amended.

Cash flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the periods presented:

Year ended December 31, 2006
(in thousands)
Net cash provided by (used in):
Operating activities	$29,967
Investing activities	(51,704)
Financing activities	33,967

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

Our net cash provided by operating activities was $30.0 million for the year ended December 31, 2006. Net earnings were impacted by the non-cash items including but not limited to: depreciation and amortization expense of $10.8 million, a loss of $4.4 million on the write-off of property, plant and equipment, a gain related to insurance compensation of $9.9 million for assets and storm clean up, stock-based compensation expense of $8.1 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current assets and liabilities included a decrease in accounts receivable of $3.0 million. This was offset primarily by an increase in accounts receivable from affiliate of $4.5 million, an increase in inventories of $11.7 million, an increase in prepaid expenses of $3.3 million, a decrease in accounts payable - due to affiliate of $1.3 million and a decrease in accrued expenses and taxes of $1.5 million.

The decrease in accounts receivable and increase in accounts receivable from affiliate are due to timing of payments received from various commercial customers and affiliated customers.

The increase in inventories was primarily attributable to an increase in the cost of raw materials, including steel and increase production levels at our Paragould covered hopper manufacturing complex during 2006. Additionally, inventory increased due to the impact of Marmaduke raw material purchases that were in process when the plant was shut down by the storm. Even though operations were shut down at Marmaduke, we still were required under certain supply contracts to purchase raw material inventory from certain vendors.

The increase in prepaid expenses was primarily attributable to payments during 2006 for wheel sets to be shipped in the future. These payments are made under a supply agreement entered into with an unaffiliated third party vendor. Other increases were due to the timing of premium payments for significant insurance policies for 2006 and 2007. The 2006 payments were made in the first quarter of 2006 while the 2007 payments were made in the fourth quarter of 2006. This caused an increase in the prepaid balance at December 31, 2006 from the balance at December 31, 2005.

The decrease in accounts payable – due to affiliate was due to timing of payments made to various affiliate vendors during 2006.

The decrease in accrued expenses and taxes was due to estimated tax payments being made throughout 2006.

Investing activities. Net cash used in investing activities for the year ended December 31, 2006 was $51.7 million. Purchases of property, plant and equipment amounted to $44.9 million during the year ended December 31, 2006. This was for the purchase of equipment and construction of buildings at multiple locations to increase capacity and operating efficiencies. Additionally, property, plant and equipment purchases included assets purchased to replace damaged and destroyed assets at our Marmaduke tank railcar manufacturing complex as a result of the tornado. These purchases are described in further detail below under “Capital Expenditures.” Cash used in investing activities during 2006 also included $17.2 million of cash used to acquire Custom Steel in 2006. These cash outflows were offset by a receipt of $9.9 million related to the property insurance claim for the property damage incurred at Marmaduke from the tornado.

Financing activities. Net cash provided by financing activities was $34.0 million for the year ended December 31, 2006. In 2006, we received $205.3 million in proceeds from the initial public offering, offset by offering costs of $14.6 million, the redemption of preferred stock of $82.1 million, the payment of preferred dividends of $11.9 million, the reduction of amounts due to affiliates of $20.5 million and the repayment of debt of $40.3 million. Our preferred stock was held by entities controlled by Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors.

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

Capital expenditures for the year ended December 31, 2006 were $44.9 million. Of these expenses, approximately $19.5 million were for expansion purposes. Approximately $0.8 million was for cost reduction purposes. Approximately $24.6 million of capital expenditures were for necessary replacement of assets.

In addition, effective March 31, 2006, we completed the acquisition of the stock of Custom Steel, Inc. from Steel Technologies, Inc. The total amount invested in the acquisition was $17.2 million.

On April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing complex was damaged by a tornado. Various costs have been incurred for capital expenditures in repairing the damage to the complex. As of December 31, 2006, we have spent $9.2 million to bring the complex and the related equipment back to working order. The insurance carrier and we agreed to a final settlement amount of $11.1 million (after application of the deductible) for clean up and asset replacement.

We have a number of capital projects that were completed in early 2007 or are currently underway including the recently completed tank railcar expansion at our Marmaduke, Arkansas plant to increase capacity, as well as our new flexible railcar manufacturing plant to be built adjacent to our tank railcar manufacturing plant in Marmaduke. The Marmaduke expansion of additional production capacity was completed in January 2007. Construction on the new flexible railcar manufacturing plant, which we anticipate would be capable of producing tank, covered hopper and intermodal railcars, began with site preparation in October 2006. Railcar production at the new flexible plant is currently expected to begin in early 2008. We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies, maintain our equipment and to otherwise complement and expand our business. For 2007, our current capital expenditure plans include approximately $80.0 million of projects that we expect will maintain equipment, improve efficiencies or reduce costs. These capital expenditure plans include the following:

•	the construction of a new flexible railcar manufacturing plant at our Marmaduke complex for approximately $28 million;

•	expenditures to broaden our component manufacturing capabilities and to further integrate our supply chain for approximately $17 million;

•	ongoing maintenance capital expenses of approximately $15 million;

•	the construction of a tank head press plant at our Marmaduke complex for approximately $13 million; and

•	the construction of a wheel and axle assembly facility at our Paragould complex for approximately $7.0 million.

The amounts set forth above are estimates only. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all. In addition to the foregoing, we are considering the possible investment in the construction of a new plant to manufacture one or more additional components that are a critical to the manufacture of our railcars, and that are only available from limited sources of supply. We are currently investigating alternatives to structuring and financing this venture, including the possibility of participating with one or more partners. We cannot assure that we will proceed with this venture or if we proceed, the terms and conditions of our participation, including the amount and manner of our investment.

We anticipate that the new railcar plant and any other future expansion of our business will be financed through cash flow from operations, our amended revolving credit facility, term debt associated directly with that expenditure or other new financing. We believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We cannot guarantee that we will be able to obtain term debt or other new financing on favorable terms, if at all.

Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility, as amended, and any other indebtedness. We may also require additional capital in the future to fund capital expenditures, acquisitions or incur from time to time other investments and these capital requirements could be substantial. On February 13, 2007, we announced our intention to issue $250,000,000 of senior notes due 2014, in a private offering expected to close in February 2007. The notes will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and are being offered only to qualified institutional buyers in reliance on Rule 144A promulgated under the Securities Act. Unless so registered, the notes may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act and applicable state securities laws. We cannot assure that we will complete this offering on favorable terms, if at all. Our operating performance may also be affected by matters discussed under “Risk Factors,” and trends and uncertainties discussed in this discussion and analysis, including those factors discussed under “Factors affecting operating results,” as well as elsewhere in this annual report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.

Dividends. The Board of Directors declared regular cash dividends of $0.03 per share of our common stock for each quarter of 2006. On February 12, 2007, the Board of Directors declared a cash dividend of $0.03 per share of our common stock to shareholders of record at the close of business on March 22, 2007. These dividends are payable on April 6, 2007. We intend to pay cash dividends on our common stock in the future. Our revolving credit facility, as amended, contains provisions that trigger a demand right if, when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), we pay dividends on our common stock unless the payment does not cause the adjusted fixed charge coverage ratio (fixed charges, pursuant to the revolving credit facility, as amended, include any dividends paid or payable on our common stock) to be less than 1.2 to 1.0 or the adjusted ratio of our indebtedness to earnings before interest, taxes, depreciation and amortization, after giving effect to any debt incurred to pay any such dividend to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal years. Moreover, our declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, covenants under our borrowing arrangement and other factors our board of directors considers relevant. Accordingly, we may not pay dividends in any given amount in the future, or at all.

Contractual obligations

The following table summarizes our contractual obligations as of December 31, 2006, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
Contractual Obligations	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Long-Term Debt Obligations(1)	$96	88	8	—	—
Operating Lease Obligations(2)	7,863	1,874	1,014	720	4,255
Purchase Obligations	101,763	77,744	24,019	—	—
Fees related to Revolving Credit Agreement	1,151	415	736	—	—
Capital Expenditures	13,428	13,428	—	—	—
Pension Funding	3,298	1,771	1,241	286	—

Total	$127,599	$95,320	$27,018	$1,006	$4,255

(1)	Our revolving credit facility, as amended, permits us to borrow $100.0 million thereunder and expires in less than three years.
(2)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

We entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at our railcar production complexes. The agreements have terms of two and three years respectively. We have agreed to purchase a combined total of $65.7 million from these two suppliers from 2006 to 2008. In 2007 and 2008, we expect to purchase $26.3 million and $24.0 million, respectively under these agreements.

We entered into two supply agreements, in January 2005 and June 2005, with a steel supplier for the purchase of regular and normalized steel plate. The agreements each have terms of five years and may be terminated by either party at any time after two years, upon twelve months prior notice. Each agreement requires us to purchase a minimum volume requirement for the steel covered by that agreement at prices that fluctuate with the market. We have no commitment under these arrangements to buy a minimum amount of steel, other than the minimum percentages, if our overall steel purchases decline.

We have entered into a supply agreement with one of our Ohio Castings joint venture partners, to purchase up to 33% of the production, consisting of sideframes and bolsters, produced at the foundry being operated by a subsidiary of Ohio Castings. Our purchase commitment under this supply agreement is dependent upon the number of car sets manufactured by this foundry, which is jointly controlled by us and the other two members of Ohio Castings.

In January 2006, we entered into an agreement with a third party vendor for a specified number of wheels and related parts, including axles and roller bearings. We were required to prepay for a portion of the requirements. Total purchases under this contract amounted to $28.8 million in 2006.

In 2006, we entered into an agreement with two parties, including one of the members of the Ohio Castings joint venture and an affiliate of one of the members of the Ohio Castings joint venture to purchase a minimum of 60% of our wheel, bearing, coupler, yoke and knuckle requirements for the years 2007, 2008 and 2009.

Contingencies

In connection with our acquisition in January 2005 of Castings LLC, which owns a one-third ownership interest in Ohio Castings Company, LLC, from ACF Industries Holding Corp., a company beneficially owned and controlled by Mr. Icahn, we agreed to assume certain, and indemnify all liabilities related to and arising from ACF Industries Holding Corp.’s investment in Castings LLC, including the guarantee of Castings LLC’s obligations to Ohio Castings, the guarantee of bonds in the amount of $10.0 million issued by the State of Ohio to one of Ohio Castings’ subsidiaries, of which $6.1 million was outstanding as of December 31, 2006, and the guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.6 million was outstanding as of December 31, 2006. The two other partners of Ohio Castings have made similar guarantees of these obligations.

We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and our own negligent acts, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law. We are involved in investigation and remediation activities at properties that it now owns or leases to address historical contamination and potential contamination by third parties. We are involved with state agencies in the cleanup of two sites under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to us in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. However, if ACF fails to honor our obligations to us, we would be responsible for the cost of such remediation. we believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.

We have been named the defendant in a lawsuit in which the plaintiff, OCI Chemical Company, claims we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. The lawsuit was filed on September 19, 2005 in the United States District Court, Eastern District of Missouri. The plaintiff seeks unspecified damages in excess of $75,000. The plaintiffs allege that the failures in certain components caused the contents transported by these railcars to spill out of the railcars causing property damage, clean-up costs, monitoring costs, testing costs and other costs and damages. We believe that we are not responsible for the damage and have meritorious defenses against liability.

We are from time to time party to various other legal proceedings arising out of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We believe that there are no proceedings pending against us, which, if determined adversely, would have a material adverse effect on our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with U.S. GAAP (Generally Accepted Accounting Principles). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this annual report. Some of these policies involve a high degree of judgment in their application. The critical accounting policies, in management’s judgment, are those described below. If different assumptions or conditions prevail, or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.

Revenue recognition

Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and shipment, which is when title and risk for any damage or loss with respect to the railcars passes to the customer. In some cases, painting and lining work may be outsourced to an independent contractor and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the independent contractor, customer acceptance and final shipments. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with our contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from our plants. Revenue for fleet management services is recognized as performed.

We record amounts billed to customers for shipping and handling as part of sales in accordance with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, and we record related costs in our cost of sales.

Accounts receivable

We carry our accounts receivable at cost, less an allowance for doubtful accounts. On a routine basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are placed for collection on a limited basis once all other methods of collection have been exhausted. Once it has been determined that the customer is no longer in business and/or refuses to pay, the accounts are written off. Our bad debt experience has been minimal. Write-offs could be materially different than reserves if economic conditions change or actual results deviate from historical trends.

Product warranties

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when manufacturing revenue is recognized. Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of up to five years. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We assess quarterly the adequacy of our warranty liability based on changes in these factors. Our warranty claims were $0.1 million in 2004, $0.6 million in 2005 and $1.5 million in 2006. Actual results differing from estimates could have a material effect on results from operations in the event that unforeseen warranty issues were to occur.

Inventory

Inventories are stated at the lower of cost or market, and include the cost of materials, direct labor and manufacturing overhead. We evaluate our ability to realize the value of our inventory based on a combination of factors including historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Any significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Long-lived assets

We evaluate long-lived assets, including property, plant and equipment, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The criteria for determining impairment or such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimated fair value of the assets is measured by estimating the present value of the future discounted cash flows to be generated. We incurred an impairment loss in the year ended December 31, 2006 and reduced the carrying value of equipment purchased under a lease agreement from an unrelated third party by $0.4 million in the first quarter of 2006, for its manufacturing plants which is reflected in the consolidated statement of operations under costs of manufacturing operations. No impairment losses were recorded in the years ended December 31, 2004 or 2005. Any future determination requiring write-off of a significant portion of long-lived assets recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

Income taxes

For financial reporting purposes, income tax expense is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position on a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different than that taken by us, differences in a tax expense or between current and deferred tax items may arise in future periods. Any such differences, which could have a material impact on our financial statements, would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable.

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

We use the Black-Scholes model to estimate the fair value of our option awards issued under the 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the option, future volatility, dividend yield, and the risk-free interest rate.

As of December 31, 2006, unrecognized compensation costs related to the unvested portion of restricted stock were approximately $0.3 million and were recognized during January 2007. As of December 31, 2006, unrecognized compensation costs related to the unvested portion of stock options were approximately $2.1 million and are expected to be recognized over a weighted average period of approximately 29 months.

Accounting for expenses paid by affiliate

In October 1994, we acquired railcar components manufacturing, railcar maintenance and certain other assets from ACF. In connection with that transaction, ACF retained, and agreed to indemnify and hold us harmless for, certain liabilities and obligations relating to the conduct of business and ownership of the assets prior to the transfer, including liabilities relating to employee benefit plans subject to certain exceptions of the transferred employees, workers’ compensation, environmental contamination and third-party litigation. In December 2005 we entered into a retirement benefit plan separation agreement, releasing us and ACF from our respective employee benefit reimbursement obligations under the 1994 ACF asset transfer agreement. At December 31, 2006, the total liability retained by ACF under the 1994 ACF asset transfer agreement was $1.3 million, which is related to environmental and retirement liabilities. Although ACF is responsible for any costs associated with the retained liabilities, we have continued to reflect the costs associated with those retained liabilities in our financial statements as an expense in order to reflect the full cost of doing business, and the payment by ACF of these expenses is reflected as additional paid-in capital, as required by Staff Accounting Bulletin Topic 5T.

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

OFF BALANCE SHEET ARRANGEMENTS

There were no off balance sheet arrangements in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We have estimated that its potential impact to retained earnings is not expected to be greater than $1.0 million.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is to become effective for fiscal years ending after November 15, 2006. We have adopted SAB 108 effective as of December 31, 2006. The adoption of this bulletin did not have a material impact on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, FAS 157 does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt FAS 157 as of January 1, 2008, as required. We are currently evaluating the impact this standard will have on its operating income and statement of financial position.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This guidance eliminates one of the accounting methods used to plan for major maintenance activities. This FSP should be applied to the first fiscal year beginning after December 15, 2006. We adopted this FSP on January 1, 2007. The adoption of this FSP did not have a significant impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (or FAS 158). FAS 158 requires that we recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the Plans) as an asset or liability in the 2006 year end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. FAS 158 also requires us to measure the funded status of the Plans as of the year end balance sheet date not later that December 31, 2008. The impact of adopting FAS 158 resulted in an increase in the pension liabilities and a decrease in other comprehensive loss of approximately $1.3 million, prior to any deferred tax adjustment.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on the borrowings under our revolving credit facility, as amended. However, we do not plan to enter into swaps or other hedging arrangements to manage this risk because we do not believe the risk is significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represent approximately 80-85% of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been greatly reduced by the variable pricing contracts we now have in place. We have negotiated all of our current railcar manufacturing contracts with our customers to adjust the purchase prices of our railcars to reflect increases or decreases in the cost of certain raw materials and components and, as a result, we are able to pass on to our customers substantially all of the increased raw material and component costs with respect to the railcars produced and delivered during 2006. We believe that we currently have excellent supplier relationships and do not anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production was to increase beyond current levels, or other economic changes occur that affect the availability of our raw materials.

We are not exposed to any significant foreign currency exchange risks.

Item 8: Financial Statements and Supplementary Data

American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

American Railcar Industries, Inc.

We have audited the accompanying consolidated balance sheets of the manufacturing and railcar services operations of American Railcar Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the periods ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the manufacturing and railcar services operations of American Railcar Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and cash flows for the periods ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

February 12, 2007

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2005	2006
Assets
Current assets
Cash and cash equivalents	$28,692	$40,922
Accounts receivable, net	38,273	34,868
Accounts receivable, due from affiliates	5,110	9,632
Inventories, net	88,001	103,510
Prepaid expenses	2,523	5,853
Deferred tax asset	1,967	2,089

Total current assets	164,566	196,874
Property, plant and equipment
Buildings	84,255	102,737
Machinery and equipment	68,187	93,060

	152,442	195,797
Less accumulated depreciation	65,398	75,204

	87,044	120,593
Construction in process	3,759	6,835
Land	2,182	2,865

Net property, plant and equipment	92,985	130,293

Debt issuance costs	591	235
Other assets	—	37
Deferred offering costs	4,860	—
Goodwill	—	7,169
Investment in joint venture	5,578	4,318

Total assets	$268,580	$338,926

See notes to the consolidated financial statements

CONSOLIDATED BALANCE SHEETS - Continued

(In thousands, except for share and per share amounts)

	As of December 31,
	2005	2006
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$33,294	$88
Accounts payable	55,793	54,962
Accounts payable, due to affiliate	3,078	1,689
Accrued expenses and taxes	7,675	3,131
Accrued compensation	7,243	10,282
Accrued dividends	11,336	636
Note payable to affiliate - current	19,000	—
Other amounts due to affiliates - current	1,379	—

Total current liabilities	138,798	70,788

Long - term debt, net of current portion	7,076	8
Deferred tax liability	5,364	7,042
Pension and post-retirement liabilities	10,522	10,859
Other liabilities	59	49
Mandatory redeemable preferred stock, stated value $1,000, 99,000 shares authorized, 1 share issued and outstanding at December 31, 2005, none outstanding at December 31, 2006	1	—

Total liabilities	161,820	88,746

Commitments and contingencies	—	—

Shareholders’ equity:
New preferred stock, $.01 par value per share, stated value $1,000 per share, 500,000 shares authorized, 82,055 shares issued and outstanding at December 31, 2005, none outstanding at December 31, 2006	82,055	—
Common stock, $.01 par value, 50,000,000 shares authorized, 11,147,059 and 21,207,773 shares issued and outstanding at December 31, 2005 and 2006, respectively	111	212
Additional paid-in capital	41,667	235,768
Retained earnings (accumulated deficit)	(15,442)	16,649
Accumulated other comprehensive loss	(1,631)	(2,449)

Total shareholders’ equity	106,760	250,180

Total liabilities and shareholders’ equity	$268,580	$338,926

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006
Revenues:
Manufacturing operations (including revenues from affiliates of $64,372, $47,195 and $50,003 in 2004, 2005 and 2006, respectively)	$316,432	$564,513	$597,913

Railcar services (including revenues from affiliates of $19,429, $20,645 and $18,923 in 2004, 2005, 2006, respectively)	38,624	43,647	48,139

Total revenues	355,056	608,160	646,052

Cost of goods sold:
Manufacturing operations (including costs related to affiliates of $59,052, $44,077 and $43,399 in 2004, 2005 and 2006, respectively)	(306,283)	(518,063)	(537,344)

Railcar services (including costs related to affiliates of $15,539, $16,200 and $14,675 in 2004, 2005, and 2006, respectively)	(34,473)	(38,041)	(38,020)

Total cost of goods sold	(340,756)	(556,104)	(575,364)
Gross profit	14,300	52,056	70,688

Pension settlement expense	—	(8,878)	—
Income related to insurance recoveries, net	—	—	9,946
Gain on asset conversion, net	—	—	4,323
Stock based compensation			(7,926)
Selling, administrative and other	(10,334)	(16,476)	(20,473)
Stock based compensation	—	—	(7,926)

Earnings from operations	3,966	26,702	56,558

Interest income (including interest income from affiliates of $3,885, $1,008 and zero in 2004, 2005 and 2006, respectively)	4,422	1,658	1,504
Interest expense (including interest expense to affiliates of $1,524, $2,063 and $98 in 2004, 2005 and 2006, respectively)	(3,667)	(4,846)	(1,372)
(Loss) earnings from joint venture	(609)	610	(734)

Earnings before income tax expense	4,112	24,124	55,956
Income tax expense	(2,191)	(9,356)	(20,752)

Net earnings	$1,921	$14,768	$35,204

Less preferred dividends	(13,241)	(13,251)	(568)

Earnings (loss) available to common shareholders	(11,320)	1,517	34,636

Net earnings (loss) per common share - basic	$(1.12)	$0.14	$1.68
Net earnings (loss) per common share - diluted	$(1.12)	$0.14	$1.67
Weighted average common shares outstanding - basic	10,143	11,147	20,667
Weighted average common shares outstanding - diluted	10,143	11,147	20,756

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2005	2006
Operating activities:
Net earnings	$1,921	$14,768	$35,204
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities
Depreciation and amortization	6,247	6,807	10,801
Loss on the write-off of property, plant and equipment	—	—	4,393
Expense related to assumption of pension plan	—	8,335	—
Insurance compensation for assets and storm clean-up	—	—	(9,938)
Write-off of deferred financing costs	—	—	566
Stock based compensation	—	—	8,116
Change in joint venture investment as a result of loss (earnings)	609	(610)	734
Expense relating to pre-recapitalization liabilities	1,431	1,061	—
Curtailment gain	(59)	—	—
Provision for deferred income taxes	1,740	5,606	(154)
Provision for losses on accounts receivable	209	323	383
Long-lived asset impairment charges	—	—	400
Changes in operating assets and liabilities:
Accounts receivable, net	(11,983)	(13,413)	3,020
Accounts receivable, due from affiliate	—	—	(4,522)
Inventories, net	(28,718)	(14,076)	(11,672)
Prepaid expenses	(365)	(2,256)	(3,317)
Accounts payable	12,048	32,993	(831)
Accounts payable, due to affiliate	—	—	(1,292)
Accrued expenses and taxes	1,966	4,871	(1,532)
Other	(2,128)	(2,838)	(392)

Net cash (used in) provided by operating activities	(17,082)	41,571	29,967

Investing activities:
Purchases of property, plant and equipment	(11,441)	(22,841)	(44,916)
Property insurance advance on Marmaduke tornado damage	—	—	9,938
Proceeds from repayment of note receivable from affiliate (Ohio Castings LLC)	404	261	494
Acquisitions	—	—	(17,220)

Net cash used in investing activities	(11,037)	(22,580)	(51,704)

Financing activities:
Issuance of common stock	42,500	—	—
Issuance of preferred stock	67,500	—	—
Effect of ARL spin off	(25,000)	—	—
Advance to affiliate under notes receivable	(165,000)	—	—
Proceeds from sale of common stock	—	—	205,275
Offering costs	—	—	(14,605)
Preferred stock redemption	—	—	(82,056)
Preferred stock dividends	—	—	(11,904)
Common stock dividends	—	—	(1,908)
Proceeds from issuance of notes payable to affiliates	137,000	—	—
Increase in amount due from affiliate	—	(5,110)	—
Increase (decrease) in amount due to affiliate	18,219	(17,790)	(20,476)
Majority shareholder capital contribution	—	—	275
Finance fees related to new credit facility	—	—	(360)
Proceeds from debt issuance	—	31,852	—
Deferred offering costs	—	(4,860)	—
Repayment of debt	(40,222)	(1,334)	(40,274)

Net cash provided by financing activities	34,997	2,758	33,967

Increase in cash and cash equivalents	6,878	21,749	12,230
Cash and cash equivalents at beginning of year	65	6,943	28,692

Cash and cash equivalents at end of year	$6,943	$28,692	$40,922

See notes to the consolidated financial statements.

STATEMENT OF STOCKHOLDERS’ EQUITY & COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Comprehensive income (loss)	Retained earnings (accumulated deficit)	New Preferred Stock-Shares	New preferred stock	Common Stock-Shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Total shareholders’ equity
January 1, 2004		$(4,889)	—	$—	9,328	$93	$11,484	$(884)	$5,804
Net earnings	$1,921	1,921							1,921
Currency translation adjustment	14							14	14
Minimum pension liability adjustment, net of tax effect of $109	(193)							(193)	(193)

Comprehensive income	$1,742

Dividends on preferred stock		(13,241)							(13,241)
Transfer mandatorily redeemable PIK preferred to New Preferred Stock			95,517	95,517					95,517
Conversion of PIK Preferred Dividends			654	654	1,819	18	(18)		654
Capital contributions			102,000	102,000			42,500		144,500
Net adjustments relating to spin off of ARL (Note 1)			(86,486)	(86,486)			(14,148)		(100,634)
Deemed distribution related to decrease in Castings book value		(750)							(750)
Capital contributions for expenses relating to precapitalization liabilities retained by ACF							1,431		1,431

Balance December 31, 2004		$(16,959)	111,685	$111,685	11,147	$111	$41,249	$(1,063)	$135,023

Net earnings	$14,768	14,768							14,768
Currency translation adjustment	16							16	16
Minimum pension liability adjustment, net of tax effect of $362	(584)							(584)	(584)

Comprehensive income	$14,200

Dividends on preferred stock		(13,251)							(13,251)
Net adjustments relating to spin off of ARL (Note 1)			(29,630)	(29,630)			(2,023)		(31,653)
Capital contributions for expenses relating to precapitalization liabilities retained by ACF and other related adjustments							2,441		2,441

Balance December 31, 2005		$(15,442)	82,055	$82,055	11,147	$111	$41,667	$(1,631)	$106,760

Net earnings	$35,204	35,204							35,204
Currency translation adjustment	(13)							(13)	(13)
Minimum pension liability adjustment, net of tax effect of $480
	(805)							(805)	(805)

Comprehensive income	$34,386

Dividends on preferred stock		(568)							(568)
IPO proceeds, net of related costs of $6,185					9,775	98	185,713		185,811
Purchase preferred stock			(82,055)	(82,055)					(82,055)
Dividends on common stock		(2,545)							(2,545)
Restricted stock grant					286	3	5,697		5,700
Stock option expense							2,416		2,416
Capital contribution by majority shareholder							275		275

Balance December 31, 2006		$16,649	$—	$—	21,208	$212	$235,768	$(2,449)	$250,180

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2004, 2005 and 2006

Note 1—Description of the Business

The accompanying consolidated financial statements include the manufacturing and railcar services operations of American Railcar Industries, Inc. and its wholly owned subsidiaries (collectively the “Company” or “ARI”). As further described below, the Company purchased Castings, LLC (“Castings”) on January 1, 2005. In accordance with accounting principles generally accepted in the United States of America, assets and liabilities from an affiliate company transferred between entities under common control are accounted for at historical cost in a manner similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are presented as if the transfer occurred at the beginning of the year. The consolidated income statement and statement of cash flows also include the activity of Castings for all periods after its formation in June 2003 as if it were owned for these periods. All significant intercompany balances and transactions have been eliminated.

ARI manufactures railcars, custom designed railcar parts for industrial companies, railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by selected customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.5%, 0.4% and 0.3% of total consolidated revenues for 2004, 2005 and 2006, respectively. Canadian assets were 0.4% and 0.3% of total consolidated assets as of December 31, 2005 and 2006, respectively.

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

In 2003, ACF Industries Holding Corp. (“ACF Holding”), an affiliate of ARI, formed a wholly-owned subsidiary, Castings. Castings has a one-third ownership interest in Ohio Castings Company, LLC (“Ohio Castings”), a limited liability company formed to run two foundries, which cast railcar sideframes and bolsters for use or sale, by the ownership group. ARI has purchased bolsters and sideframes produced by Ohio Castings since 2003. In June 2005, ARI purchased Castings from ACF Holding. The transaction was consummated on January 1, 2005. The cost of the acquisition was $12.0 million represented by a demand note that the Company expects to pay in 2006. However, as Castings was owned by an entity with ownership common to ARI, the investment in subsidiary is recorded at the date of Castings inception, June 20, 2003 at book value. The purchase price is recorded at full value as a payable to the affiliate and the excess of fair value over cost, totaling $5.6 million, is presented as a distribution from equity. Interest is accrued on the note payable to the affiliate as of January 1, 2005, as that is the date the purchase was effective.

On July 20, 2004, ARI formed ARL, a wholly owned subsidiary. ARL’s primary business is the leasing of railcars. The subsidiary was capitalized through the issuance of common and preferred stock. ARI’s investment in ARL was $151.7 million at June 30, 2005. Preferred stock of ARL was issued to affiliated companies in exchange for contributions of cash or railcars totaling $102.7 million. In January 2005, ARI obtained an additional $35 million of ARL common stock resulting in a carrying value of $151.7 million.

On June 30, 2005, in anticipation of its public offering, ARI sold its common interest in ARL for $125.0 million to affiliated companies in return for the preferred stock investment, valued at $116.1 million, plus accrued dividends of $8.9 million that those affiliates held in ARI. At December 31, 2004, ARI’s investment in ARL was $116.7 million. This investment was eliminated as of December 31, 2004 in order to present ARI on a stand-alone basis. New preferred stock of $86.5 million plus accrued dividends of $3.5 million were eliminated from ARI’s equity and a charge of $26.7 million was recorded to additional paid in capital to reflect the difference between the final transfer price of $125 million and the ultimate carrying value of ARI’s investment in ARL of $151.7 million. The 2005 financial statements reflect a reduction of New Preferred Stock of $29.6 million plus accrued dividends of $5.4 million to eliminate the additional investment of $35 million made in that period. ARI retained no liabilities or other interests in ARL as a result of this sale. The presentation of ARI’s operations has been prepared on a standalone basis excluding ARL’s operations for all periods. Any differences related to the amounts originally capitalized and the amount paid for ARL in the sale have been recorded through adjustments to shareholders’ equity, including certain tax benefits that ARI received as a result of utilizing ARL’s previously incurred tax losses. ARI recorded a deferred tax asset of $12.5 million and $2.0 million in 2004 and 2005, respectively, for those net operating loss carry forwards, as ARI has the legal right to utilize them for tax purposes.

The following table discloses the preferred stock transactions and the effect on additional paid-in-capital reflecting the elimination of ARI’s investment in ARL for the years ended December 31, 2004 and 2005.

	New preferred stock	Additional paid in capital
	(in thousands)
January 1, 2004	$—	$11,484
New preferred stock issued in exchange for mandatorily redeemable preferred stock	95,517	—
Capital contribution	102,654	42,482
Exchange of common interest in ARL for new preferred stock	(86,486)	(26,670)
ARL deferred tax assets	—	12,522
Other	—	1,431

December 31, 2004	$111,685	$41,249

Exchange of common interest in ARL for new preferred stock	$(29,630)	—
Tax benefit of ARL NOL	—	(2,023)
Other	—	2,441

December 31, 2005	$82,055	$41,667

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

Revenue recognition

Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and shipment, which is when title and risk for any damage or loss with respect to the railcars passes to the customer. In some cases, paint and lining work may be outsourced and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the independent contractor, customer acceptance and final shipment. Revenues from railcar and industrial parts and components are recorded at the time of product shipment, in accordance with our contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from our plants. The Company does not bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.

The Company records amounts billed to customers for shipping and handling as part of sales in accordance with Emerging Issues Task Force (EITF) Abstract 00-10, Accounting for Shipping and Handling Fees and Costs, and records related costs in cost of sales.

Accounts receivable, net

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

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis, and include the cost of materials, direct labor and manufacturing overhead.

Property, plant and equipment

Land, buildings, machinery and equipment are carried at cost, including interest on funds borrowed to finance construction. Maintenance and repair costs are charged directly to earnings. Tooling is generally capitalized and amortized over a period of approximately five years.

Buildings are depreciated over estimated useful lives that range from 15 to 39 years. The estimated useful lives of other depreciable assets, including machinery and equipment, vary from 2 to 25 years. Depreciation is calculated on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes.

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

The Company has determined that, although the joint venture is a variable interest entity (VIE), the Company is not the primary beneficiary and the joint venture should not be consolidated in the Company’s financial statements. The risk of loss to Castings and the Company is limited to its investment in the VIE and its one third share of a portion of Ohio Castings debt, which the Company has guaranteed. The one-third share of Ohio Castings debt was $5.1 million and $4.1 million at December 31, 2005 and 2006, respectively. The fair market value of the guarantee was approximately $0.1 million at both December 31, 2005 and 2006.

The carrying amount of the investment in Ohio Castings by Castings was $5.6 million and $4.3 million, respectively at December 31, 2005 and 2006, respectively.

The cost of railcar manufacturing for the years ended December 31, 2004, 2005 and 2006 included $19.9 million, $30.9 million and $37.1 million, respectively, in products produced by Ohio Castings.

Inventory at December 31, 2005 and 2006 includes approximately $3.0 million and $4.1 million, respectively, of purchases from Ohio Castings. Approximately $0.1 million of costs were eliminated at December 31, 2006 from our income from joint venture as it represented profit from Ohio Castings for inventory still on hand.

Summary combined financial information for Ohio Castings, the investee company, as of December 31, 2005 and 2006, respectively, are as follows:

	Years Ended December 31,
	2005	2006
	(in thousands)
Financial position
Current assets	$18,302	$13,650
Property, plant, and equipment, net	15,380	15,297

Total assets	33,682	28,947

Current liabilities	14,540	15,855
Long-term debt	11,663	7,659

Total liabilities	26,203	23,514

Member’s equity	$7,479	$5,433

Summary combined results of operations for Ohio Castings, the investee company, for the years ended December 31, 2004, 2005 and 2006, respectively, are as follows:

	Years Ended December 31,
	2004	2005	2006
	(in thousands)
Results of operations
Sales	$76,789	$119,008	$108,849

Operating (loss) earnings	(1,770)	1,562	(2,502)

Net (loss) earnings	$(1,827)	$1,830	$(2,046)

The joint venture experienced a significant loss in 2006 due to recording a reserve of $3.69 million ($1.23 million being ARI’s share of that charge) related to potentially defective castings that were produced by one of the Ohio Castings facilities. It was Ohio Castings’ management’s decision to replace all castings produced that were potentially defective even though testing only showed approximately 20% of the castings produced were defective.

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

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is discussed in Note 9. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

Foreign currency translation

Balance sheet amounts from the Company’s Canadian operation are translated at the exchange rates in effect at year-end, and operations statement amounts are translated at the average rates of exchange prevailing during the year. Currency translation adjustments are included in Stockholders’ Equity as part of accumulated other comprehensive income (loss).

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustment and the Company’s minimum pension liability adjustments, which are shown net of tax.

Retained earnings

ARI was recapitalized on October 1, 1994, when ACF Industries LLC (ACF), the former holder of ARI’s common stock, transferred to ARI the old common stock of ARI along with the assets and liabilities of ACF’s railcar maintenance and railcar parts manufacturing businesses (the “1994 ACF asset transfer”). In exchange, ACF received 57,306 shares of ARI’s newly issued mandatorily redeemable preferred stock. New shares of ARI’s common stock were issued to Carl C. Icahn, Chairman of the Board of ACF, in exchange for cash of $6.4 million. In October 1998, ARI redeemed 57,305 shares of the preferred stock and the remaining share of preferred stock was transferred to Mr. Icahn. As ARI and ACF are entities under common control, accounting principles generally accepted in the United States of America require that ARI’s initial carrying value of assets transferred to it from ACF and the purchase of Castings be equal to ACF’s historical net book value at the time of transfer. The excess of the fair value paid over the net book value of assets and liabilities transferred to ARI is reflected as a distribution of retained earnings and has the effect of reducing shareholders’ equity by $24.8 million as of December 31, 2005. Of that amount, $19.2 million was recorded at the formation of ARI, and $5.6 million was recorded in 2003 from the acquisition of Castings. In 2004, the Company recorded a $0.75 million return of capital from Castings.

Earnings (loss) per share

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

Use of estimates

Management of ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include deferred taxes, workers compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets and the reserve for warranty claims. Actual results could differ from those estimates.

Stock-based compensation

The Company applies the provisions of SFAS No. 123(R), Share-Based Payments (“ SFAS 123(R)”), to stock option awards issued. The compensation cost recorded for these awards will be based on their grant-date fair value required by SFAS 123(R).

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company has estimated that its potential impact to retained earnings is expected to be no greater than $1.0 million.

In September 2006, the SEC issued SAB 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is to become effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of December 31, 2006. The adoption of this bulletin did not have a material impact on its financial position and results of operations.

In September 2006, the FASB issued FAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, FAS 157 does not require any new fair value measurements. The Company is currently evaluating the impact this standard will have on its operating income and statement of financial position. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt FAS 157 as of January 1, 2008, as required.

In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This guidance eliminates one of the accounting methods used to plan for major maintenance activities. This FSP should be applied to the first fiscal year beginning after December 15, 2006. The Company plans to adopt this FSP on January 1, 2007. The Company does not expect that the adoption of this FSP will have a significant impact on its financial position and results of operations.

In September 2006, the FASB issued FAS 158. FAS 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the Plans) as an asset or liability in the 2006 year end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. FAS 158 also requires the Company to measure the funded status of the Plans as of the year end balance sheet date not later that December 31, 2008. The impact of adopting FAS 158 resulted in an increase in the pension liabilities and a decrease in other comprehensive income of approximately $1.3 million, prior to any deferred tax adjustment.

Note 3 – Initial Public Offering

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

Note 4 – Marmaduke Storm Damage Insurance Claim (Income related to insurance recoveries)

On April 2, 2006, a tornado struck the Marmaduke, Arkansas area. This tornado resulted in damage to the company’s tank railcar manufacturing complex in Marmaduke, Arkansas. While the majority of the Marmaduke tank railcar complex suffered only minor damage, the portion of the factory that processed inbound material, equipment associated with material handling, plate steel blasting and sheet rolling as well as some inventory was destroyed by the storm. The tornado also destroyed an empty building that was nearing completion to receive inbound material and store inventory. The manufacturing complex was closed from April 2, 2006 through August 6, 2006 due to the storm. The Company recommenced operations at the manufacturing complex on August 7, 2006 when the repairs related to the tornado damage were substantially complete.

The Company has property insurance covering wind and rain damage to its property, as well as incremental costs and operating expenses it incurred due to damage caused by the tornado. In addition, the Company has insurance for business interruption as a direct result of the insured damage. The Company has deductibles on these policies of $0.1 million for property insurance and a five-day equivalent time element business interruption deductible, which equated to $0.6 million. The business interruption deductible was ratably recognized over the course of the five-month period during the period of the plant was shut down.

The Company settled both the property damage claim and the business interruption insurance claim. The final property damage claim amounted to $11.2 million (prior to the deductible) covering clean up costs, repair costs and asset replacement costs. The final business interruption claim amounted to $16.0 million (prior to the deductible) covering continuing expenses, employee wages and estimated lost profits for April through August 2006.

ARI received proceeds of $11.1 million from the insurance carrier related to the property damage claim. This cash has been classified as cash received for investing activities and cash received for operating activities in the consolidated statement of cash flows. ARI received proceeds of $15.4 million related to the business interruption claim. This cash has been classified as cash received for operating activities as the advances were for ongoing normal business operations and lost profits.

The Company had assets with a net book value of $4.3 million damaged or destroyed by the tornado. Other costs incurred related to the tornado damage included clean up for the temporary shutdown of the complex. The write off of assets and associated cleanup costs have been netted against the insurance settlement of the property damage claim to arrive at the gain on asset conversion, net.

The amounts recorded in the statement of operations relating to business interruption insurance recoveries is set forth as follows:

Year Ended December 31, 2006
Business interruption insurance claim	$15,968
Business interruption claim deductible	(600)

Business interruption insurance settlement, net	$15,368

Continuing expenses	(5,430)
Deductible adjustment	8

Income related to insurance recoveries, net	$9,946

The amounts recorded in the statement of operations relating to our property damage insurance recoveries is set forth as follows:

Year Ended December 31, 2006
(in thousands)
Property damage insurance claim	$11,160
Property damage claim deductible	(100)

Property damage insurance settlement, net	11,060
Assets damaged, clean up costs, repair costs	(6,737)

Gain on asset conversion, net	$4,323

Note 5—Accounts Receivable, Net

The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2004	2005	2006
	(in thousands)
Beginning Balance	$572	$510	$849
Provision	209	323	384
Write-offs	(271)	(23)	(220)
Recoveries	—	39	4

Ending Balance	$510	$849	$1,017

Note 6—Inventories, Net

Inventories consist of the following:

	Years Ended December 31,
	2005	2006
	(in thousands)
Raw materials	$49,246	$67,258
Work-in-process	26,301	23,623
Finished products	14,772	15,358

Total inventories	90,319	106,239
Less reserves	2,318	2,729

Total inventories, net	$88,001	$103,510

Inventory reserves consist of the following:

	Years Ended December 31,
	2004	2005	2006
	(in thousands)
Beginning Balance	$2,310	$2,679	$2,318
Provision	559	273	597
Write-offs	(190)	(634)	(186)

Ending Balance	$2,679	$2,318	$2,729

Note 7—Long-Lived Asset Impairment and Other Charges

The Company reduced the carrying value of equipment purchased under a lease agreement from an unrelated third party by $0.4 million during 2006. This was for its manufacturing operations and is reflected in the consolidated statement of operations under costs of manufacturing operations. No impairment losses were recorded in the years ended December 31, 2004 and 2005.

Note 8 – Depreciation Expense and Net Property, Plant and Equipment

Depreciation expense was $10.7 million, $6.8 million and $5.9 million for 2006, 2005 and 2004, respectively.

The significant increase in Net property, plant and equipment was driven by new assets that were purchased due to the replacement of certain destroyed assets or the repair of certain damaged assets as a result of the storm that damaged the Marmaduke tank railcar manufacturing complex.

Note 9—Long-Term Debt

Long-term debt at December 31, 2005 and 2006 consists of:

	Years Ended December 31,
	2005	2006
	(in thousands)
Revolving line of credit	$31,852	$—
Industrial revenue bonds secured by certain buildings and manufacturing equipment and guaranteed by ACF and ACF Holding, with effective interest rates ranging from 6.75% to 8.5%, principal amounts due through the year 2011	8,340	—
Other	178	96

Total debt	40,370	96
Less current portion of debt	33,294	88

Total long-term debt, net of current portion	$7,076	$8

Aggregate maturities of long-term debt over the next five years, as of December 31, 2006, are as follows (in thousands):

2007	$88
2008	8
2009	—
2010	—
2011 and thereafter	—

$96

The company repaid industrial revenue bonds of $1.2 million, $1.3 million and $8.3 million in 2004, 2005 and 2006, respectively.

On March 10, 2005, ARI entered into a $50.0 million revolving credit facility secured by receivables and inventory. The note bears interest at various rates based on LIBOR or prime. The term of the original credit facility was one year. Debt covenants under the original agreement required ARI to maintain certain debt-to-earnings and coverage ratios. In addition, the revolving credit facility provides that the payment of dividends triggers a demand right in favor of ARI’s lenders unless ARI meets certain financial covenants and provides advance notice of the dividend to its lenders.

Concurrent with the completion of the initial public offering in January 2006, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility with North Fork Business Capital Corporation, as administrative agent for various lenders. Prior to the amendment in October 2006, the revolving credit facility had a total commitment of the lesser of (i) $75.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials and finished goods inventory. In addition, the revolving credit facility included a $15.0 million capital expenditure sub-facility based on a percentage of the costs related to capital projects the Company may undertake. The revolving credit facility was initially for a three-year term. Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a fixed charge coverage ratio, a maximum total debt leverage ratio and limitations on capital expenditures and dividends.

During October 2006, the Company entered into a First Amendment to its revolving credit agreement. This first amendment provided that the revolving credit facility have a total commitment of the lesser of (i) $100 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials, work in process and finished goods inventory. Furthermore, the first amendment increased the capital expenditure sub-facility to $30 million based on the percentage of the costs related to equipment the Company may acquire. As amended by the first amendment, the revolving credit facility expires on October 5, 2009. At December 31, 2006 the Company had $80.1 million of availability under the revolving credit facility and no borrowings outstanding. As of December 31, 2006, the Company was in compliance with all of its covenants under the revolving credit agreement.

As of December 31, 2006, the interest rate on the borrowings under the revolving credit facility was 7.75% and was based on the U.S. prime rate at that time.

The Company declared dividends of $0.03 per share every quarter during the year ended December 31, 2006, which did not break any covenants as defined in the revolving credit agreement during 2006.

The fair value of long-term debt was approximately $40.4 million and $0.1 million at December 31, 2005 and 2006, respectively, as calculated by discounting cash flows through maturity using ARI’s current rate of borrowing for similar liabilities.

Note 10—Income Taxes

Income tax expense consists of:

	Years Ended December 31,
	2004	2005	2006
	(in thousands)
Current:
Federal	$332	$3,119	$17,249
State and local	48	495	2,610
Foreign	71	136	101

Total current	451	3,750	19,960
Deferred
Federal	1,504	4,841	685
State and local	237	769	123
Foreign	(1)	(4)	(16)

Total deferred	1,740	5,606	792

Total income tax expense	$2,191	$9,356	$20,752

Income tax expense attributable to earnings from operations differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to earnings from operations by the following amounts:

	Years Ended December 31,
	2004	2005	2006
	(in thousands)
Computed income tax expense	$1,439	$8,443	$19,585
State and local taxes, net of federal tax expense	185	822	1,777
Non-deductible expenses	566	79	(654)
Other, net	1	12	44

Total income tax expense	$2,191	$9,356	$20,752

	Years Ended December 31,
	2004	2005	2006
Computed income tax expense	35.0%	35.0%	35.0%
State and local taxes, net of federal tax expense	4.5%	3.4%	3.2%
Non-deductible expenses	13.8%	0.3%	(1.2%)
Other, net	—	0.1%	0.1%

Effective income tax rate	53.3%	38.8%	37.1%

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	As of December 31,
	2005	2006
	(in thousands)
Current deferred tax assets
Provisions not currently deductible	$1,967	$2,204
Non-current deferred tax assets
Provisions not currently deductible	538	703
Pensions and post retirement	3,708	4,291

Total non-current deferred tax asset	$4,246	$4,994

Total deferred tax asset	$6,213	$7,198

Current deferred tax liability
Stock options	$—	$(115)
Non-current deferred tax liabilities
Property, plant and equipment	(9,610)	(12,036)

Total deferred tax liability	$(9,610)	$(12,151)

The net deferred tax asset (liability) is classified in the balance sheet as follows:

	As of December 31,
	2005	2006
	(in thousands)
Current deferred tax assets	$1,967	$2,204
Current deferred tax liability	—	(115)

Current deferred tax assets (liability), net	$1,967	$2,089

Non-current deferred tax assets	$4,246	$4,994
Non-current deferred tax liability	(9,610)	(12,036)

Non-current deferred tax assets (liability), net	$(5,364)	$(7,042)

Current deferred tax asset, net	$1,967	$2,089
Non-current deferred tax liability, net	(5,364)	(7,042)

Net deferred tax liability	$(3,397)	$(4,953)

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

There was a valuation allowance against deferred tax assets related to Castings book tax basis differences of approximately $1.8 million as of January 1, 2005. The valuation allowance was not required after the spin off of ARL on June 30, 2005 (Note 1). The deferred tax assets of $1.8 million related to the Castings acquisition will be recognized as they are realized. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowances have been recorded at December 31, 2006, as management believes that it is more likely than not that all deferred tax assets will be fully realized based on the expectation of taxable income in future years. There were no net operating loss carryforwards at December 31, 2005 and 2006.

Note 11—Warranties

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

Changes in the Company’s warranty reserves, which is reflected on the balance sheet in accrued expenses, are as follows:

	Years Ended December 31,
	2004	2005	2006
	(in thousands)
Liability, beginning of year	$1,436	$1,630	$1,237
Provision	336	191	2,063
Claims	(142)	(584)	(1,547)

Liability, end of year	$1,630	$1,237	$1,753

Note 12—Earnings per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Years Ended December 31,
	2004	2005	2006
Weighted average basic common shares outstanding	10,143,143	11,147,059	20,666,599
Dilutive effect of employee stock options (1)	—	—	89,018

Weighted average diluted common shares outstanding	10,143,143	11,147,059	20,755,617

(1)	Stock options to purchase 75,000 shares granted during the second quarter of 2006 were not included in the calculation for diluted earnings per share for the year ended December 31, 2006. These options would have resulted in an antidilutive effect to the earnings per share calculation. There were no stock options granted prior to 2006.

Note 13—Stock Based Compensation

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

Net income for the year ended December 31, 2006 includes $8.1 million of compensation expense related to our stock based compensation arrangements. No stock based compensation expenses were recognized in 2004 or 2005. Approximately $0.2 million is classified as cost of sales for the year ended December 31, 2006. The remaining amount of $7.9 million is classified as selling, administrative and other expense for the year ended December 31, 2006. Net income for the year ended December 31, 2006 included $3.0 million of income tax benefits related to our stock-based compensation arrangements.

Stock Options

Concurrent with the initial public offering, the Company granted options to purchase a total of 484,876 shares of common stock under the 2005 equity incentive plan (the “2005 Plan”). These options were granted at an exercise price equal to the initial public offering price of $21.00 per share. The options have a term of five years and vest in equal annual installments over a three-year period. The Company determined that the stock option expense for these options will total approximately $3.5 million (2006 expense recognized was $2.15 million) over the three year vesting period using a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; 5-year term; interest rate of 4.35%; and dividend yield of 1%. The Company accounts for the 2005 Plan under the recognition and measurement principles of SFAS No. 123R, and its related provisions. As there was no history with the stock prices of the Company, the stock volatility rate was determined using volatility rates for several other similar companies within the railcar industry. The five year term represents the expiration of each option. The interest rate used was the five year government T – Bill rate on the date of grant. Dividend yield was determined from an average of other companies in the industry, as the Company did not have a history of dividend rates.

On April 3, 2006, the Company issued options to purchase a total of 75,000 shares of common stock under the 2005 Plan. These options were granted at an exercise price of $35.69 per share. The Company determined the stock option expense for these options will total approximately $1.0 million (2006 expense recognized was $0.26 million) over the four year vesting period using the same assumptions and methodology to determine the value of these options as was used for the options issued in connection with the Company’s initial public offering.

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

The Company recognized $2.4 million of compensation expense during the year ended December 31, 2006 related to stock option grants made under the 2005 plan. The Company recognized $0.9 million of income tax benefits related to stock options during the year ended December 31, 2006.

The following is a summary of option activity under the 2005 plan as of December 31, 2006, and changes during each quarter of fiscal year 2006 through December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant-date Fair Value of Options Granted	Aggregate Intrinsic Value ($000)
Outstanding at the beginning of the year, January 1, 2006	—	$—
Granted	559,876	$22.97		$8.05

Outstanding at the end of the year, December 31, 2006	559,876	$22.97	48 months	$8.05	$6,199

Exercisable at end of the year, December 31, 2006	—

Restricted Stock Award

As part of the employment agreement entered in November 2005, the Company issued 285,714 restricted shares of the Company’s common stock to Mr. Unger, its Chief Executive Officer, on the date of the initial public offering. These restricted shares were granted with an issuance price of $21.00 per share, resulting in a fair value of $6.0 million on the date of grant. This restricted stock grant vested 40% on the date of the grant while the remaining 60% vested in January 2007. The Company recorded compensation expense of $2.4 million on the date of the grant for this restricted stock. The remaining expense was recognized over the one-year vesting period. 114,286 of these shares became transferable without contractual restrictions by Mr. Unger six months after issuance. An additional 85,714 of these shares became transferable without contractual restrictions by Mr. Unger twelve months after issuance. The remaining 85,714 shares will be transferable without contractual restrictions by Mr. Unger eighteen months after issuance.

The Company recognized $5.7 million of compensation expense during the year ended December 31, 2006 for this restricted stock grant. The Company recognized $2.1 million of income tax benefits in the year ended December 31, 2006, for this restricted stock grant.

The following is a summary of the status of non-vested shares as of December 31, 2006, and changes during each quarter of fiscal year 2006 through December 31, 2006:

	Non-vested Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at beginning of the year, January 1, 2006	—	$—
Granted	285,714	21.00
Vested	(114,286)	21.00

Non-vested at the end of the year, December 31, 2006	171,428	$21.00

Future stock compensation expense and shares available

As of December 31, 2006, unrecognized compensation costs related to the unvested portion of restricted stock were approximately $0.3 million and are expected to be recognized during January 2007. As of December 31, 2006, unrecognized compensation costs related to the unvested portion of stock options were approximately $2.1 million and are expected to be recognized over a weighted average period of approximately 29 months.

As of December 31, 2006, an aggregate of 440,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan.

Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The 1,000,000 shares covered by the Plan were registered for issuance to the public with the SEC on a Form S-8 on August 16, 2006. Within the same filing, we registered 114,286 shares of restricted stock that vested in January 2006.

Note 14—Related Party Transactions

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

The assets, liabilities and unfunded liability of the Shipper’s Car Line Plan based on 2005 actuarial valuations were:

Projected benefit obligation	$12.4	million
Assets at fair value	$8.4	million
Underfunded status	$4.0	million

The Shipper’s Car Line Plan assets consist mainly of equity and debt securities.

ARI also assumed sponsorship of a Retiree Medical and Retiree Life Insurance plan for retirees of ARI and for active ARI employees who will receive this benefit in the future. The post retirement liability related to this obligation was at the time of the transfer $3.9 million based on the 2005 APBO valuation. ACF paid ARI approximately $2.9 million in exchange for assuming the portion of this liability that relates to years prior to 1994. The 2007 projected expense and cash spending estimates related to these benefits are $0.1 million and $0.3 million, respectively.

The total amount of the obligations assumed by ARI was $14.2 million. ARI had previously accrued an estimated liability related to this settlement of $3.2 million. In December 2005, ARI recorded an increase in the estimated liability of $10.9 million and a loss on the settlement of the same amount, of which $2.0 million has been recorded in cost of goods sold with the remaining amount being shown on the statement of operations as pension settlement expense. The net cash payment to ACF related to this transaction, and included in the numbers above, was approximately $6.3 million ($9.2 million related to pension, less $2.9 million related to post-retirement, medical and life benefits).

In connection with the 1994 ACF asset transfer, the Company entered into the following administrative and operating agreements with ACF, effective as of October 1, 1994:

Manufacturing services agreement

Under the manufacturing services agreement, ACF agreed to manufacture and distribute, at the Company’s instruction, various products using certain assets that the Company acquired pursuant to the 1994 ACF asset transfer agreement. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. Components supplied to ARI by ACF include tank railcar heads, wheel sets and various structural components. In the years ended December 31, 2004, 2005 and 2006, ARI purchased inventory of $31.3 million, $76.4 million and $81.5 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company or ACF.

Administration Agreement

Under this agreement, ACF agreed to provide the Company with office facilities and administrative services, primarily information technology services. In exchange for the facilities and services, the Company agreed to pay ACF based on agreed upon rates. Management believes that these allocation methods are reasonable for the relevant costs. Total amounts incurred under this agreement totaled $0.8 million and $0.4 million for the years ended December 31, 2004 and 2005, respectively. The agreement was terminated on April 1, 2005. The facility lease amounts, included in the amounts incurred, have been included in the total lease expense discussion within this footnote.

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

Railcar Servicing Agreement

Under this agreement, the Company agreed to provide ACF with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ACF. ACF agreed to compensate the Company based on agreed upon rates. Revenue recorded under this arrangement totaled $12.7 million for the year ended December 31, 2004, and is included under revenue from affiliates on the statement of operations. The Agreement was terminated on April 1, 2005. No amounts were recorded for the years ended December 31, 2005 and 2006.

Supply Agreement

Under this agreement, ARI agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement totaled $0.7 million, $0.1 million and $0.1 million for the years ended December 31, 2004, 2005 and 2006, respectively, and is included under revenue from affiliates on the statement of operations.

In 2004, the Company entered into the following agreements with ARL and its subsidiaries:

Railcar Management Agreements

Under this agreement, the Company provided ARI First and ARI Third, subsidiaries of ARL, with marketing, leasing, administration, maintenance, record keeping and insurance services for railcars owned by ARI First and ARI Third. In exchange for these services, ARI First and ARI Third paid the Company a management fee, which totaled $1.2 million, $2.0 million and for the years ended December 31, 2004 and 2005, respectively, which is included under revenue from affiliates on the statement of operations. This arrangement was terminated on July 1, 2005, when ARI assigned its management agreements for ARI First LLC and ARI Third LLC to ARL.

ACF Administration Agreement

The ACF Administration agreement was entered into with ACF and ARL. Under the agreement, ACF agreed to provide certain management services, which were required under the railcar management agreement with ARI First and ARI Third described above. Fees paid to ACF under this agreement were equal to the fees the Company charged to ARI First and Third under the railcar management agreement and totaled $1.2 million and $2.0 million for the years ended December 31, 2004 and 2005, respectively, which is included under cost related to affiliates on the statement of operations. This arrangement was terminated on April 1, 2005.

The Company currently has the following agreements in place with ARL and its subsidiaries:

ARL Railcar Services Agreement

Under this agreement, ARL provided the Company with railcar services, which the Company was required to provide to ARI First and ARI Third under the railcar management agreement. The Company paid ARL an amount equal to the amounts paid to the Company by ARI First and ARI Third under the railcar management agreement which totaled $2.0 million for the year ended December 31, 2005 and it is included under cost of goods sold on the statement of operations. This agreement was terminated on July 1, 2005.

ARL Railcar Servicing Agreement

Under this agreement, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. Revenue of $5.5 million, $18.6 million and $18.9 million for the years ended December 31, 2004, 2005 and 2006, were recorded under this arrangement, which is included under revenue from affiliates on the statement of operations. The agreement extends through June 30, 2007 and automatically renews for one-year periods unless either party provides at least six months prior notice of termination or if an agreement is reached to terminate the contract. Termination by the Company would result in a fee payable to ARL of $0.5 million.

ARL Services Agreement

Under this agreement, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by Mr. Unger, which is further described in Note 16. Under the agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the Companies is based on agreed upon fixed annual fee. Total fees paid to ARL were $1.7 million and $2.0 million, respectively, for the years ended December 31, 2005 and 2006. Amounts billed to ARL totaled $0.2 million and zero, respectively, for the years ended December 31, 2005 and 2006. These balances are included in revenues from affiliates, costs related to affiliates and selling, administrative and other on the statement of operations. Either party may terminate any of these services, and the associated costs for these services, on at least six months prior notice at any time prior to the termination of the agreement on December 31, 2007 or if an agreement is reached to terminate the contract.

Trademark License Agreement

Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI receives annual fees of $1,000 in exchange for this license.

ARL Sales Contracts

On March 31, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 tank railcars in 2007. The Company has in the past manufactured and sold railcars to ARL on a purchase order basis. When the Company entered into this agreement, it planned to produce these tank railcars with new manufacturing capacity that the Company expected to have available beginning in January 2007. The agreement also included options for ARL to purchase up to 300 covered hopper railcars in 2007, should additional capacity become available and not be called for by other rights of first refusal, and 1,000 tank railcars and 400 covered hopper railcars in 2008. The options to purchase 1,000 tank railcars and 400 covered hopper railcars in 2008 were exercised by ARL. Similar to other customers, the storm damage in April 2006 at Marmaduke and resulting temporary plant shutdown will impact the timing of delivery of the railcars that ARL has ordered.

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

ARI recorded total expenses relating to benefits and environmental liabilities of $4.0 million, $13.3 million and $0.7 million in the years ended December 31, 2004, 2005 and 2006, respectively. The December 31, 2005 balance also included $10.9 million of expenses incurred relating to the pension settlement agreement, noted above. Included in the total expenses incurred were amounts related to pre-capitalization liabilities retained by ACF, which are reflected as additional paid-in capital, totaling $1.4 million and $1.1 million in 2004 and 2005, respectively. As previously described in this note, we separated pension and post retirement obligations from ACF, effective December 1, 2005. As such, pre-recapitalization expenses related to pension and post retirement benefits will no longer be paid by ACF on our behalf.

In October 1998, ARI advanced $57.2 million to ACF under a promissory note secured by the stock of an affiliate. ARI assigned $14.9 million of this note to an affiliate, with the remaining $42.3 million of the note repaid in October 2004. The Company recorded interest income on this note of $1.8 million in the year ended December 31, 2004.

In 2001, ARI entered into a derivative instrument in the form of an interest rate swap contract with an underlying initial notional amount of $49.0 million, terminating in February 2005. Concurrent with the execution of this swap agreement, ARI assigned its rights and obligations under this contract to ACF. ARI includes the fair value of the contract as a liability on its balance sheet, with an equal amount included in amounts due from ACF to reflect the assignment of the contract. The fair value of the contract was $0.1 million at December 31, 2004. Interest expense is not reflected in ARI’s results of operations due to ACF’s assumption of the contract.

ARI entered into a note payable with ACF Holding, an affiliate, for $12.0 million effective January 1, 2005 in connection with the purchase of Castings (Note 1). The note bears interest at prime (7.00% at December 31, 2006) plus 0.5% and is due on demand. Interest expense on this note was $0.8 million for the year ended December 31, 2005. This note was paid off in full in connection with the initial public offering, as discussed in Note 3.

In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the years ended December 31, 2005 and 2006.

During 2006, ARI entered into two inventory storage agreements with ACF to store designated inventory that ARI had purchased under its manufacturing services agreement with ACF at ACF’s Huntington facility. Under these agreements, ACF holds the inventory at its facility in segregated locations until such time that the inventory is shipped to ARI.

During 2006, ARI entered into an agreement that provided that ARI would procure, purchase and own the raw material components for wheel sets. These wheel set components are those that are being used in the assembly of wheel sets for ARI under the ARI/ACF manufacturing services agreement. Under the manufacturing services agreement with ACF, which remains unchanged, ARI will continue to pay ACF for its services, specifically labor and overhead, in assembling the wheel sets.

Agreements with Affiliated Parties

During 2004, ARI advanced $165.0 million to Mr. Icahn under a secured note due in 2007, which bore interest at prime plus 1.75%. Interest income on the note was $2.0 million and $0.8 million for the years ended December 31, 2004 and 2005, respectively. On January 26, 2005, the ARL operating agreement was amended and an assignment and assumption agreement was executed whereby ARI transferred its interest in the $165.0 million secured note receivable from Mr. Icahn to ARL in exchange for 35,000 A Units of ARL and in satisfaction of the $130.0 million note issued to ARL, as discussed below.

During 2004, ARL advanced $130.0 million to ARI under a note due in 2007, which bore interest at prime plus 1.5%. Interest expense on the note was $1.5 million and $0.6 million for the years ended December 31, 2004 and 2005, respectively. As discussed above, this note was fully satisfied on January 26, 2005.

On December 17, 2004, ARI borrowed $7.0 million under a note payable to Arnos Corp., an affiliate. The note bore interest at prime plus 1.75% and is payable on demand. Interest expense on the note was $0.6 million for the year ended December 31, 2005. No interest expense was recorded for the year ended December 31, 2004, as interest did not start accruing until January 1, 2005. This note was paid off in full in connection with the initial public offering, as discussed in Note 3.

In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due January 2004. The note was renegotiated in 2005 with a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in Investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $1.8 million and $1.5 million at December 31, 2005 and 2006, respectively.

During April 2006, the Company’s chairman and majority stockholder, Carl C. Icahn, contributed $0.3 million as a capital contribution to pay the weekly payroll and fringe benefits of the Marmaduke manufacturing complex. This was done to help bridge the gap until the Company received funds from its insurance policies to continue to pay full wages and benefits to all employees working for the tank railcar operations at Marmaduke, Arkansas.

Financial Information for Transactions with Affiliates

As of December 31, 2005, amounts due from affiliates were $5.1 million, representing receivables from ACF, Ohio Castings and ARL. As of December 31, 2006, amounts due from affiliates were $9.6 million, representing receivables from ACF, Ohio Castings and ARL.

As of December 31, 2005, amounts due to affiliates represented $23.5 million in accounts payable and notes payable to ACF and its affiliates. As of December 31, 2006, amounts due to affiliates were $1.7 million, representing accounts payable to ACF.

Cost of railcar manufacturing for the years ended December 31, 2004, 2005 and 2006 includes $19.9 million, $30.9 million and $37.1 million, respectively, in railcar products produced by Ohio Castings, which is partially owned by Castings, as described in Note 1. Expenses of $3.2 million, $2.8 million and $0.1 million paid to Castings under a supply agreement are included in the cost of railcar manufacturing for the years ended December 31, 2004, 2005 and 2006, respectively. Inventory at December 31, 2005 and 2006 includes approximately $3.0 million and $4.1 million, respectively, of purchases from Ohio Castings.

Note 15—Pension Plans

ARI is the sponsor of two defined benefit plans that cover certain employees at designated repair facilities. One defined benefit plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second defined benefit plan is active and covers only certain of the Company’s union employees. The Company is also sponsor of an unfunded supplemental executive retirement plan (SERP) in which several of its employees are participants. The participants’ benefits in the SERP vested prior to the SERP being frozen on March 31, 2004. No additional benefits are accruing under the SERP. The Company uses a measurement date of October 1 for all pension plans. The plan’s assets are held by independent trustees and consist primarily of equity and fixed income securities.

The Company also provides certain postretirement health care and life insurance benefits for certain of its salaried and hourly retired employees. The measurement date for the post-retirement plan is October 1. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

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

As of December 31, 2006, the Company adopted FAS 158, which requires the recognition of the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year they occur. The Company recognized the liability for the funded status in its balance sheet as shown in its statement of financial position at December 31, 2006. Retroactive application of the standard is not permitted.

The change in benefit obligation and change in plan assets for the years ended December 31, 2005 and 2006 and the funded status as of December 31, 2005 and 2006 is as follows:

	Pension Benefits		Postretirement Benefits
	2005	2006	2005	2006
	(in thousands)
Change in benefit obligation
Benefit obligation - Beginning of year	$3,378	$16,981	$—	$3,909
Plan transfer	12,362	—	3,912	—
Service cost	21	179	1	11
Interest cost	202	797	18	208
Plan amendment	—	—	—	139
Actuarial (gain) loss	1,051	312	(11)	1,137
Assumed administrative expenses	(21)	(111)	—	—
Employee contributions	—	—	5	44
Benefits paid	(12)	(901)	(16)	(127)

Benefit obligation - End of year	$16,981	$17,257	$3,909	$5,321

	Pension Benefits		Postretirement Benefits
	2005	2006	2005	2006
	(in thousands)
Change in plan assets
Plan assets - Beginning of year	$1,776	$10,380	$—	$—
Plan transfer	8,354	—	—	—
Actual return on plan assets	221	874	—	—
Administrative expenses	(41)	(153)	—	—
Employee contributions	—	—	5	44
Employer contributions	82	1,069	11	83
Benefits paid	(12)	(900)	(16)	(127)

Plan assets at fair value - End of year	$10,380	$11,270	$—	$—

	Pension Benefits		Postretirement Benefits
	2005	2006	2005	2006
	(in thousands)
Funded status
Benefit obligation in excess of plan assets	$(6,601)	$(5,986)	$(3,909)	$(5,321)
Contributions in the fourth quarter	—	444	—	4
Unrecognized prior service cost	(6)	—	—	—
Unrecognized net actuarial loss (gain)	2,744	—	(12)	—

Net amount recognized at December 31	$(3,863)	$(5,542)	$(3,921)	$(5,317)

Amounts recognized in the balance sheet at December 31, 2006 is as follows:

	Pension Benefits	Postretirement Benefits
Accrued benefit liability - short term	$(1)	$(258)
Accrued benefit liability - long term	(5,541)	(5,059)

Net amount recognized at December 31, 2006	$(5,542)	$(5,317)

Amounts recognized in accumulated other comprehensive loss (pre-tax) at December 31, 2006 are as follows:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$2,759	$1,125
Net prior service cost	(5)	140

	$2,754	$1,265

Amounts recognized in the balance sheet at December 31, 2005 are as follows:

	Pension Benefits	Postretirement Benefits
Accrued benefit liability - short term	$—	$—
Accrued benefit liability - long term	(6,601)	(3,921)
Accumulated other comprehensive loss (pre-tax)	2,738	—

Net amount recognized at December 31, 2005	$(3,863)	$(3,921)

Prior to adoption of FAS 158, the Company recognized an additional minimum liability of $20, and corresponding charge to accumulated other comprehensive loss ($13 net of tax effect of $7) in relation to the pension benefit plans, as required by FAS 87. The total minimum liability recognized on the pension benefit plans prior to the adoption of FAS 158 was $2,754. The effect of the adoption of FAS 158 on the balance sheet was as follows:

	Pension Benefits	Postretirement Benefits
Accrued benefit liability - short term	$(1)	$(258)
Accrued benefit liability - long term	1	(1,007)
Accumulated other comprehensive loss (net of tax effect of $467)	—	792

The following amounts are estimated to be amortized into earnings from accumulated other comprehensive loss during fiscal year 2007:

	Pension Benefits	Postretirement Benefits
	(in thousands)
Accumulated (loss) gain	$206	$50
Prior service (cost) credit	(1)	18

Accumulated other comprehensive income (loss)	$205	$68

The accumulated benefit obligation for all defined benefit pension plans at October 1, 2005 and 2006 (the measurement dates) was $17.0 million and $17.3 million, respectively.

The components of net periodic benefit cost for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Pension Benefits			Postretirement Benefits
	2004	2005	2006	2004	2005	2006
	(in thousands)
Components of net periodic benefit cost
Service cost	$34	$21	$179	$—	$1	$11
Interest cost	188	202	796	—	18	208
Expected return on plan assets	(156)	(193)	(727)	—	—	—
Curtailment gain	(59)	—	—	—	—	—
Recognized actuarial loss	—	—	191	—	—	—
Amortization of prior service gain	—	(1)	(1)	—	—	—
Amortization of unrecognized net loss	77	82	—	—	—	—

	$84	$111	$438	$—	$19	$219

Effective December 1, 2005, ARI entered into an agreement with ACF, as described in Note 14, whereby ARI assumed sponsorship of the Shipper’s Car Line Pension Plan. ARI also assumed sponsorship of a Retiree Medical and Retiree Life Insurance plan for retirees of ARI and for active ARI employees who will receive this benefit in the future. Thus, in regards to these two plans, only one month of costs were recognized during 2005. Since ARI was the sponsor of these two plans for the full year in 2006, various components of net periodic benefit costs, particularly service cost, interest cost and expected return on plan assets, increased in 2006.

Additional information

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2007	$957	$258
2008	973	269
2009	976	308
2010	1,081	349
2011	1,081	387
2012-2016	5,418	2,631

The Company expects to contribute $1.8 million to its pension plans in 2007.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2005	2006	2005	2006
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits				Postretirement Benefits
	2004	2005	2006	2004	2005	2006
Discount rate	6.00%	6.00%	5.50%	N/A	5.50%	5.50%
Expected return on plan assets	8.50%	8.00%	8.00%	N/A	N/A	N/A

Assumed health care cost trend rates for the post retirement benefits plan at December 31 are set forth below:

	2004	2005	2006
Health care cost trend rate assigned for next year	N/A	12.0%	11.0%
Rate to which cost trend is assumed to decline	N/A	5.0%	5.0%
Year the rate reaches the ultimate trend rate	N/A	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	(in thousands)
	Increase	Decrease
Effect on total of service and interest cost	$(3)	$(1)
Effect on postretirement benefit obligation	$369	$(334)

The Company’s pension plans’ investment policy, weighted average asset allocations at December 31, 2005 and 2006, and target allocations for 2007, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2005	2006	2007
Asset Category
Equity securities	61%	57%	60%
Debt securities	39%	43%	40%

	100%	100%	100%

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

The Company also maintains qualified defined contribution plans, which provide benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2004, 2005, and 2006, respectively. Selected ARI salaried employees participated in the ACF Industries, Inc. Savings and Investment Plan, and the expense is included above.

Note 16 – Commitments and Contingencies

As of December 31, 2006, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows:

(in thousands)
2007	$1,874
2008	514
2009	500
2010	406
2011	314
Thereafter	4,255

The Company leases certain facilities from an entity owned by its Chief Executive Officer, certain affiliates of ARI and third parties. Total rent expense on all leases was approximately $6.6 million, $7.0 million and $4.1 million for the years ended December 31, 2004, 2005 and 2006, respectively. Expenses to related parties included in total rent expense were $0.8 million, annually for the years ended December 31, 2004, 2005 and 2006.

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

ARI is a party to collective bargaining agreements with labor unions at its Longview, Texas and North Kansas City, Missouri repair facilities and at its Longview, Texas steel foundry and components manufacturing facility. These agreements expire in January 2010, September 2007, and April 2008, respectively. ARI is also party to a collective bargaining agreement at our Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provide that the contract would remain in effect under the old terms until terminated by either party with 60 days notice. At the present time, there are no workers at Milton, as the site is idled.

The Company has been named as the defendant in a lawsuit in which the plaintiff, OCI Chemical Company, claims that the Company is responsible for the damage caused by allegedly defective railcars that were manufactured by the Company. The plaintiffs allege that failures in certain components caused the contents transported by these railcars to spill out of the railcars causing property damage, clean-up costs, monitoring costs, testing costs and other costs and damages. The Company believes that it is not responsible for the spills and has meritorious defenses against liability.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.

The Company entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at our railcar production facilities. The agreements have terms of two and three years respectively. The Company has agreed to purchase a combined total of $65.7 million from these two suppliers over three years. In 2007 and 2008, ARI expects to purchase $26.3 million and $24.0 million respectively under these agreements.

ARI entered into supply agreements on January 28, 2005 and on June 8, 2005 with a supplier for two types of steel plates. The agreement is for five years and is cancelable by either party, with proper notice after two years. The agreement commits ARI to buy a minimum volume requirement from this supplier at prices that fluctuate with market.

In January 2006, we entered into an agreement with a third party vendor for a specified number of wheels and related parts, including axles and roller bearings. We were required to prepay for a portion of the requirements under this agreement. We expect to purchase $7.8 million from this vendor in 2007 under this agreement.

In 2006, we entered into an agreement with two parties, including one of the members of the Ohio Castings joint venture and an affiliate of one of the members of the Ohio Castings joint venture to purchase a minimum of 60% of our wheel, bearing, coupler, yoke and knuckle requirements for the years 2007, 2008 and 2009.

In August 2005, the Company entered into an employment agreement with its Chief Financial Officer (CFO). Under the terms of the agreement, the CFO will receive a one-time special cash bonus of $0.5 million on April 22, 2007. This bonus is recorded as called for in the agreement as the Company issued its common stock to the public in an offering registered with the SEC.

Note 17—Common Stock, Mandatorily Redeemable Preferred Stock, Mandatorily Redeemable Payment-in-Kind Preferred Stock, New Preferred Stock, Additional Paid in Capital and Shareholders’ Equity

In January 2001, ARI issued to ACF 15,000 shares of a new class of mandatorily redeemable payment-in-kind preferred stock (PIK Preferred Stock) in exchange for $15.0 million in cash. In November 2001, ACF sold these 15,000 shares to an affiliated entity, Vegas Financial Corp. (Vegas)(an entity owned by Mr. Icahn) for $15.0 million plus accrued dividends of $1.6 million. The PIK Preferred Stock is redeemable within 30 days after the full repayment of amounts outstanding under the senior secured credit facilities, but no earlier than February 1, 2006. The PIK Preferred Stock provides for cumulative dividends at 12.5% per year on the liquidation price of $1,000 per share, payable in the form of additional shares of PIK Preferred Stock.

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

The New Preferred Stock is entitled to cumulative dividends at the rate of 9.25% per annum, payable solely in cash on a semi-annual basis. Holders of the New Preferred Stock are entitled to vote on matters submitted to the holders of shares of common stock based on a percentage of the combined number of shares of common stock and New Preferred Stock.

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

In September 2006, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record at the close of business on October 6, 2006. These dividends were paid on October 20, 2006.

In December 2006, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record at the close of business on January 8, 2007. Dividends of $0.6 million were accrued as of December 31, 2006. These dividends were paid on January 19, 2007.

Note 18—Operating Segment and Sales/Credit Concentrations

We operate in two segments: manufacturing operations and railcar services. Manufacturing operations consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar services consist of railcar repair and refurbishment services and fleet management services. ARI operates in two reportable segments: manufacturing and railcar services. The accounting policies of the segments are the same as those described in Note 2. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties.

The information in the following table is derived from the segments’ internal financial reports used for corporate management purposes.

As of and for the year ended December 31, 2004	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$316,432	$38,624	$—	$—	$355,056
Intersegment revenues	2,574	3,003	—	(5,577)	—
Cost of goods sold - external customers	(306,283)	(34,473)	—	—	340,756
Cost of intersegment sales	(2,307)	(2,527)	—	4,834	—

Gross profit	10,416	4,627	—	(743)	14,300
Selling, administration and other	(4,210)	(2,225)	(3,899)	—	(10,334)

Earnings (loss) from operations	$6,206	$2,402	$(3,899)	$(743)	$3,966

Total assets	$142,445	$33,034	$181,361	—	$356,840
Capital expenditures	11,062	379	—	—	11,441
Depreciation and amortization	3,955	1,959	333	—	6,247

As of and for the year ended December 31, 2005	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$564,513	$43,647	$—	$—	$608,160
Intersegment revenues	1,762	2,474	—	(4,236)	—
Cost of goods sold - external customers	(518,063)	(38,041)	—	—	(556,104)
Cost of intersegment sales	(1,522)	(1,917)	—	3,439	—

Gross profit	46,690	6,163	—	(797)	52,056
Selling, administration and other	(5,502)	(1,981)	(17,871)	—	(25,354)

Earnings (loss) from operations	$41,188	$4,182	$(17,871)	$(797)	$26,702

Total assets	$185,652	$34,171	$48,757	$—	$268,580
Capital expenditures	21,693	686	462	—	22,841
Depreciation and amortization	4,773	2,011	23	—	6,807

As of and for the year ended December 31, 2006	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$597,913	$48,139	$—	$—	$646,052
Intersegment revenues	1,854	1,362	—	(3,216)	—
Cost of goods sold - external customers	(537,344)	(38,020)	—	—	(575,364)
Cost of intersegment sales	(1,946)	(1,033)	—	2,979	—

Gross profit	60,477	10,448	—	(237)	70,688
Selling, administration and other	(5,990)	(1,845)	(12,638)	—	(20,473)
Income related to insurance recoveries, net	9,946	—	—	—	9,946
Gain on asset conversion, net	4,323	—	—	—	4,323
Stock based compensation	—	—	(7,926)	—	(7,926)

Earnings (loss) from operations	$68,756	$8,603	$(20,564)	$(237)	$56,558

Total assets	$255,169	$33,764	$49,993	$—	$338,926
Capital expenditures	43,415	1,318	183	—	44,916
Depreciation and amortization	8,747	1,905	149	—	10,801

Manufacturing operations

Revenues from affiliates were 18%, 8% and 8% of total consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

Revenues from one significant customer totaled 20%, 20% and 41% of total consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively. Revenues from two significant customers were 36%, 32% and 49% of total consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

Receivables from one significant customer were 21% and 10% of total consolidated accounts receivable at December 31, 2005 and 2006, respectively. Receivables from two significant customers were 21% and 19% of total consolidated accounts receivable at December 31, 2005 and 2006, respectively.

Railcar services

Revenues from affiliates were 5%, 3% and 3% of total consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively. No single customer for railcar services accounted for more than 10% of total consolidated revenue for the years ended December 31, 2004, 2005 and 2006. No single customer for railcar services accounted for more than 10% of total consolidated receivables for the years ended December 31, 2005 and 2006.

Note 19—Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter	Year to Date
	(in thousands, except per share data)
2005
Sales	$130,753	$160,890	$150,505	$166,012	$608,160
Gross profit	6,490	15,662	15,277	14,627	52,056
Net earnings (loss) available to common shareholders	(1,983)	1,930	3,414	(1,844)	1,517

Net earnings (loss) per common share, basic	$(0.18)	$0.17	$0.31	$(0.16)	$0.14
Net earnings (loss) per common share, diluted	$(0.18)	$0.17	$0.31	$(0.16)	$0.14

	First quarter	Second quarter	Third quarter	Fourth quarter	Year to Date
	(in thousands, except per share data)
2006
Sales	$178,729	$151,550	$150,454	$165,319	$646,052
Gross profit	20,260	17,985	15,725	16,718	70,688
Net earnings available to common shareholders	6,693	10,821	10,994	6,128	34,636
Net earnings per common share basic	$0.35	$0.51	$0.52	$0.29	$1.68
Net earnings per common share, diluted	$0.35	$0.51	$0.52	$0.29	$1.67

Note 20—Supplemental Cash Flow Information

ARI received interest income of $4.4 million, $1.4 million and $1.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

ARI paid interest expense of $1.8 million, $3.0 million and $3.8 million for the years ended December 31, 2004, 2005 and 2006, respectively.

ARI paid taxes of $0.2 million, $2.0 million and $23.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

In the year ended December 31, 2006, the Company incurred stock based compensation expense of $5.7 million in connection with the initial public offering for the issuance of restricted shares of common stock to the Company’s Chief Executive Officer. The Company’s stock option expense for the year ended December 31, 2006 was $2.4 million.

In January 2006, in connection with the initial public offering, the Company incurred compensation expense of $0.5 million related to a bonus for one of our senior officers that is payable in 2007.

During 2006, the Board of Directors declared a common stock dividend each quarter of $0.03 per share to shareholders.

Note 21—Stock Split

On December 23, 2005, ARI’s board of directors approved the reincorporation of ARI from Missouri to Delaware in connection with its initial public offering, which was completed on January 24, 2006 (see Note 3). To accomplish this reincorporation, the board approved a merger of ARI, immediately prior to the closing of the offering, with and into ARI’s wholly owned subsidiary, American Railcar Industries, Inc., a Delaware corporation incorporated on November 16, 2005 by ARI for this purpose. As a part of this merger, ARI exchanged all of its shares of common stock for shares of the subsidiary’s common stock on a 9,328.083-for-1 basis. In addition, ARI exchanged all of its new preferred stock for shares of the subsidiary’s new preferred stock on a 1-for-1 basis. The subsidiary survived the merger and was named American Railcar Industries, Inc. All references to common stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.

Note 22—Subsequent Events

On February 12, 2007, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record at the close of business of March 22, 2007. These dividends are payable on April 6, 2007.

On February 12, 2007 the Company entered into a second amendment to its revolving credit facility, as amended. As further amended, the revolving credit facility provides that, when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), the payment of dividends triggers a demand right in favor of the administrative agent and the Company’s lenders to accelerate all of the Company’s obligations under the revolving credit facility, as amended, unless the payment would not cause the adjusted fixed charge coverage ratio (fixed charges, pursuant to the amended and restated revolving credit facility, include any dividends paid or payable on the Company’s common stock) to be less than 1.2 to 1.0 or the adjusted ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, after giving effect to any debt incurred to pay any such dividend, to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis, as defined in the revolving credit facility, as amended.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

On February 12, 2007 the Company entered into a second amendment to its revolving credit facility, as amended. As further amended, the revolving credit facility provides that, when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 business days), the payment of dividends triggers a demand right in favor of the administrative agent and the Company’s lenders to accelerate all of the Company’s obligations under the revolving credit facility, as amended, unless the payment would not cause the adjusted fixed charge coverage ratio (fixed charges, pursuant to the amended and restated revolving credit facility, include any dividends paid or payable on the Company’s common stock) to be less than 1.2 to 1.0 or the adjusted ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, after giving effect to any debt incurred to pay any such dividend, to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis, as defined in the revolving credit facility, as amended.

PART III

Item 10: Directors, Executive Officers and Corporate Governance of the Registrant

Set forth below is information concerning our current directors and executive officers, including their ages as of January 31, 2007.

Name	Age	Position	Director Since
Carl C. Icahn	70	Chairman of the Board	1994
James J. Unger	58	President, Chief Executive Officer and Director	1994
Vincent J. Intrieri**	50	Director	2005
Keith Meister**	33	Director	2005
James C. Pontious***	68	Director	2006
James M. Laisure***	55	Director	2006
Peter K. Shea	55	Director	2006
Harold First*	70	Director	2007
Brett Icahn	27	Director	2007
James A. Cowan	49	Executive Vice President and Chief Operating Officer	—
William P. Benac	60	Senior Vice President, Chief Financial Officer and Treasurer	—
Alan C. Lullman	51	Senior Vice President Sales, Marketing and Services	—

*	Chair of the Audit Committee
**	Member of the Compensation Committee
***	Member of the Audit Committee

The following are biographies of our directors and certain of the Company’s senior officers.

Carl C. Icahn. Mr. Icahn has been our principal beneficial stockholder and has served as chairman of the board and as a director since 1994. Mr. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Through his entities CCI Onshore Corp. and CCI Offshore Corp., Mr. Icahn’s principal occupation is managing private investment funds, including Icahn Partners LP (“Icahn Partners”) and Icahn Partners Master Fund LP (“Icahn Master”). Since February 2005, Mr. Icahn has served as a director of CCI Onshore Corp. and CCI Offshore Corp., which are in the business of managing private investment funds, and from September 2004 to February 2005, Mr. Icahn served as the sole member of their predecessors, CCI Onshore LLC and CCI Offshore LLC, respectively. Mr. Icahn was also chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Since November 1990, Mr. Icahn has been chairman of the board of American Property Investors, Inc., (“API”) the general partner of American Real Estate Partners, L.P., a public limited partnership (“AREP”) controlled by Mr. Icahn that invests in real estate and holds various other interests, including the interests in its subsidiaries that are engaged in, among other things, the casino entertainment business and the home textile business. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc. and its predecessor (“XO Holdings”) since January 2003. XO Holdings is a publicly traded telecommunications services provider controlled by Mr. Icahn. Mr. Icahn has served as a Director of Cadus Corporation, a publicly traded company engaged in the ownership and licensing of yeast-based drug discovery technologies since July 1993. In May 2005, Mr. Icahn became a director of Blockbuster Inc., a publicly traded provider of in-home movie rental and game entertainment. In September 2006, Mr. Icahn became a director of ImClone Systems Incorporated, a publicly traded biopharmaceutical company, and since October 2006 has been the chairman of the board of ImClone Systems. Mr. Icahn received his B.A. from Princeton University.

James J. Unger. Mr. Unger has served as our president, chief executive officer and director since March 1995. Prior to joining us, he served ACF as its president from 1988 to 1995, as its senior vice president and chief financial officer from 1984 to 1988 and on its board of directors from August 1993 to March 2005. After he joined us in 1995, Mr. Unger simultaneously continued to serve as the vice chairman of ACF until March 2005. ACF is controlled by Mr. Icahn. Mr. Unger has served as president of Ohio Castings, the joint venture in which we have a one-third interest, since June 2003. Mr. Unger has been on the board of directors of Aspen Resources Group, an oil and gas exploration company since May 2002. Mr. Unger participates in several industry organizations, including as an executive committee member for the Railway Supply Institute, Inc., or “RSI”. He also is a board member of the American Railway Car Institute, a member of the project review committee for the RSI-AAR Railroad Tank Car Safety Research Test Project, a steering committee member of the RSI Committee on Tank Railcars, and a member of the National Freight and Transportation Association. Mr. Unger served as a member of the board of directors of Ranken Technical College from 1990 to 2002. Mr. Unger received a B.S. in Accounting from the University of Missouri, Columbia and is a Certified Public Accountant.

Vincent J. Intrieri. Mr. Intrieri served as our senior vice president, treasurer and secretary from March 2005 to December 2005 and has served on our board of directors since August 2005. Since July 2006, Vincent Intrieri has been a director of API. Since November 2004, Mr. Intrieri has been a Senior Managing Director of Icahn Partners and Icahn Master. Since January 1, 2005, Mr. Intrieri has been Senior Managing Director of Icahn Associates Corp. (“Icahn Associates”) and High River Limited Partnership (“High River”). From March 2003 to December 2004, Mr. Intrieri was a Managing Director of High River and from 1998 to March 2003 served as portfolio manager for Icahn Associates. Each of Icahn Associates and High River is owned and controlled by Mr. Icahn and is primarily engaged in the business of holding and investing in securities. Since April 2005, Mr. Intrieri has been the President and Chief Executive Officer of Philip Services Corporation, a metal recycling and industrial services company affiliated with Mr. Icahn. Mr. Intrieri has served as a director of XO Holdings Inc. since January 2003. Since April 2003, Mr. Intrieri has been Chairman of the Board of Directors and a director of Viskase Companies, Inc., (“Viskase”) a publicly owned producer of cellulosic and plastic casings used in preparing and packaging processed meat products, in which Mr. Icahn has an interest through the ownership of securities. Since November 2006, Mr. Intrieri has been a director of Lear Corporation, a publicly owned supplier of automotive interior systems and components, in which Mr. Icahn has an interest through the ownership of securities. Since December 2006, Mr. Intrieri has been a director of National Energy Group, Inc., a publicly owned company engaged in the business of managing the exploration, production and operations of natural gas and oil properties, a majority of the common stock of which is held by AREP. Mr. Intrieri is a certified public accountant. Mr. Intrieri received a BS in Accounting from The Pennsylvania State University.

Keith Meister. Mr. Meister has served on our board of directors since August 2005. Since March 2006, Keith A. Meister has served as Principal Executive Officer and Vice Chairman of the Board of API. Mr. Meister also serves as a senior investment analyst of High River, a position he has held since June 2002. Mr. Meister is also a Senior Investment Analyst of Icahn Partners. He is also a director of Icahn Fund Ltd., which is the feeder fund of Icahn Master. Mr. Meister served as President of API from August 2003 until July 2005. Mr. Meister served as Chief Executive Officer of API from August 2003 until March 2006. From March 2000 through 2001, Mr. Meister served as co-president of J Net Ventures, a venture capital fund that he co-founded, focused on investments in information technology and enterprise software businesses. From 1997 through 1999, Mr. Meister served as an investment professional at Northstar Capital Partners, an opportunistic real estate investment partnership. Prior to Northstar, Mr. Meister served as an investment analyst in the investment banking group at Lazard Freres. He also serves on the Boards of Directors of the following companies: XO Holdings and BKF Capital Group, Inc., a NYSE-listed investment management firm in which Mr. Icahn has an interest through the ownership of securities. Since December 2003, Mr. Meister has served as a director of American Entertainment Properties Corp., which is an indirect subsidiary of AREP, which is engaged in the gaming industry. Mr. Meister received an A.B. in government, cum laude, from Harvard College in 1995.

James C. Pontious. Mr. Pontious has served on our board of directors since January 2006. Since May 2005, Mr. Pontious has been a consultant in the areas of business development and acquisitions to Wabtec Corporation, a public company that supplies air brakes and other equipment for locomotives, freight cars and passenger transit vehicles. In 2005, Mr. Pontious helped Wabtec found Intermodal Trailer Express Corp, an intermodal operating company established to focus on hauling highway trailers over the nation’s railroads. Mr. Pontious is a principal of this newly founded company. Mr. Pontious served Wabtec as vice president of special projects from January 2003 through April 2005 and as vice president of sales and marketing from April 1990 to January 2003. Mr. Pontious also served as vice president of sales and marketing at New York Air Brake Company, a unit of General Signal Corporation, from 1977 to 1990. Prior to this, Mr. Pontious served the Pullman-Standard division of Pullman, Inc., a freight and passenger railcar manufacturer, from 1961 to 1977 in various management positions in the areas of sales, marketing and operations. Mr. Pontious currently serves as a director of the Intermodal Transportation Institute at the University of Denver. Mr. Pontious holds a B.B.A. from the University of Minnesota.

James M. Laisure. Mr. Laisure has served on our board of directors since January 2006. Since May 2005, Mr. Laisure has been consulting as an independent contractor for the automotive and industrial manufacturing space. Prior to this, he spent 32 years in various corporate accounting, sales, engineering and operational positions with Dana Corporation, a publicly held corporation that designs, manufactures and supplies vehicle components and technology, and its predecessors. Mr. Laisure served as president of Dana’s Automotive Systems Group from March 2004 to May 2005. From December 2001 to February 2004, Mr. Laisure served as president of Dana’s engine and fluid management group and, from December 1999 to November 2001, he served as president of Dana’s fluid management group. In addition, he served on the board of directors of various Dana Corporation joint ventures, including joint ventures in Germany, Indonesia, Mexico and Turkey. Mr. Laisure served as director of finance of P.T. Spicer Indonesia, a manufacturer of axles and driveshafts, from 1982 to 1984. Also, he served as accountant, internal auditor and controller at Perfect Circle, a manufacturer of automotive engine components, from 1973 to 1981. Mr. Laisure received a B.A. degree in Accounting from Ball State University and an M.B.A. from Miami (Ohio) University, and has completed the Harvard Advanced Management Program.

Peter K. Shea. Mr. Shea has served on our board of directors since December 2006. Mr. Shea has been head of portfolio company operations at American Real Estate Holdings Limited Partnership, an entity controlled by Mr. Icahn, and since December 2006, president of API. Since December 2006, Mr. Shea has also served as a director of XO Holdings and as a director of WestPoint International Inc., (“WestPoint”) a subsidiary of AREP, engaged in the home textile business. Since November 2006, Mr. Shea has been a director of Viskase. From 2002 to November 2006, Mr. Shea was an independent consultant to various companies and an advisor to private equity firms. From 1997 to 2001 he was a Managing Director of H.J. Heinz Company in Europe, a manufacturer and marketer of a broad line of food products across the globe. Mr. Shea has an MBA from the University of Southern California and a BBA from Iona College.

Harold First. Mr. First has served on our board of directors since January 2007. Mr. First has been an independent financial consultant since January 1993. Mr. First is currently a director of WestPoint, and GB Holdings Inc., both of which are subsidiaries of AREP. From January 2006 through December 2006, Mr. First was a director of Newkirk Realty Trust, Inc., a New York Stock Exchange traded real estate investment trust. Mr. First was a director of PANACO Inc., an oil and gas drilling firm, from September 1997 to December 2003. Mr. First is a Certified Public Accountant and holds a B.S. from Brooklyn College.

Brett Icahn. Mr. Brett Icahn has served on our board of directors since January 2007. Mr. Brett Icahn is the son of Mr. Carl Icahn. In 2001, Mr. Brett Icahn founded Myelin Media, an interactive software publishing company controlled by Carl C. Icahn. Since June 2004, Mr. Brett Icahn has been an investment analyst for Icahn Partners and Icahn Master. In addition, Mr. Brett Icahn is also the Vice President of Modal LLC, a company wholly owned and controlled by Mr. Carl Icahn and through which Mr. Carl Icahn beneficially owns shares in us. Mr. Brett Icahn received a B.A. from Princeton University.

James A. Cowan. Mr. Cowan has served as our executive vice president and chief operating officer since December 2005. Prior to joining us, he spent the last 26 years in various positions involving the engineering, construction and manufacturing of multiple steel and tubular products. From March 2003 to August 2005, Mr. Cowan served as president and chief operating officer of Maverick Tube Corporation, a North American manufacturer of welded tubular steel products used in the energy industry. Prior to this position, from June 2002 to March 2003, Mr. Cowan served as president and chief operating officer of Vallourec & Mannesmann Star, a French, German and Japanese joint venture and seamless manufacturer of tubular steel products. From January 1992 to June 2002, he served as general manager responsible for all sales and operations of three different steel manufacturing facilities for North Star Steel, a business previously owned by Cargill. Mr. Cowan was responsible for the complete greenfield development, construction and start-up of one of these facilities. From July 1979 to January 1992, he served in differing operational capacities for Cargill’s steel group, North Star Steel. For two years, during 2000 and 2001, Mr. Cowan served as the Chairman of the Governor of Ohio’s Steel Council. Mr. Cowan received his B.S. in Metallurgical Engineering from Michigan Technological University.

William P. Benac. Mr. Benac has served as our senior vice president and chief financial officer since January 2005 and has served as our treasurer since December 2005. Prior to joining us, he spent the last 32 years in various corporate finance, turnaround and value creation positions. Mr. Benac co-founded bpmx, a financial services and consulting restructuring company, where he served as senior managing director and chief financial officer from December 2003 to January 2005. From August 2002 to February 2003, Mr. Benac served Kinko’s Inc., a print services company, as senior vice president and chief financial officer. From November 2000 to November 2001, Mr. Benac was the executive vice president and chief financial officer of Grass Valley Group, a manufacturer of digital broadcast technology. Mr. Benac served simultaneously as an executive vice president and chief financial officer of UICI, a diversified financial services company, and as chief executive officer of United Credit National Bank, a subsidiary of UICI and a credit card bank, from May 1999 to November 2000. Mr. Benac has held a variety of other financial management positions, including serving Electronic Data Systems Corporation from February 1992 to October 1997 as global vice president and treasurer, and numerous positions with Verizon Corporation and its predecessor companies from 1973 to 1990, including as president of GTE Finance Corp. from 1986 to 1990. Mr. Benac is a Certified Public Accountant and a Certified Management Accountant. He has served on the National Advisory Council of the Marriott School of Management—Brigham Young University since 1997. Mr. Benac received his B.A. and his M.B.A. from Brigham Young University and his J.D. from Pace University School of Law.

Alan C. Lullman. Mr. Lullman has served as our senior vice president sales, marketing and services since October 2004. From August 1998 to September 2004, he served as our vice president sales and marketing. Prior to joining us, he served as a regional sales manager at the Houston office of ACF from March 1989 to July 1998, where he was responsible for sales across 22 states. From August 1987 to February 1989, Mr. Lullman was a district sales manager at ACF. He held numerous other sales positions at ACF sales offices in the Southwest, Midwest and Northeast from October 1978 to July 1987. Mr. Lullman is a member of the National Grain Car Council and a representative for the Company on the Renewable Fuels Association. He received a B.A. from Westminster College. He also served in the U.S. Marine Corps Reserve from 1973 to 1976, when he received an honorable discharge.

Corporate Governance

As of December 31, 2006, Mr. Icahn, our principal beneficial stockholder and the Chairman of our Board of Directors, controlled more than 50% of the voting power of our Common Stock. See “Security Ownership Of Certain Beneficial Owners And Management,” below. Consequently, we are a “controlled company” under the corporate governance standards of the Nasdaq Global Market. Under these rules, a “controlled company” may elect not to comply with certain Nasdaq Global Market corporate governance requirements, including requirements that: (i) a majority of the board of directors consist of independent directors; (ii) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors; and (iii) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors.

We have elected to use these exemptions. As a result, (i) we do not have a majority of independent directors, (ii) we do not have a nominating committee or a nominating committee charter, and (iii) our Compensation Committee does not satisfy the corporate governance requirements of the Nasdaq Global Market applicable to compensation committees of non-controlled companies and does not have a charter. Our standing committees are our Audit Committee and our Compensation Committee. We have in the past and may in the future establish special committees under the direction of the Board of Directors when necessary to address specific issues.

Three of our current Directors, Messrs. First, Pontious and Laisure, are “independent directors” as defined in Nasdaq Marketplace Rule 4200(a)(15). Each of Mr. Brett Icahn, Mr. Shea, Mr. Intrieri and Mr. Meister are employed by or otherwise affiliated with entities controlled by Mr. Carl Icahn, and Mr. Unger is our President and Chief Executive Officer.

Additional information required by this Item 10 is incorporated by reference to our proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 11: Executive Compensation

Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Compensation for Directors” and “Executive Compensation” in our proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of January 31, 2007, with respect to the beneficial ownership of our common stock by (i) each director, (ii) our principal executive officer, principal financial officer and our other most highly compensated executive officers during the fiscal year ended December 31, 2006, (iii) all of our directors and executive officers as a group, and (iv) each person who is known to us to be the beneficial owner of more than five percent of our common stock. This information is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC. Beneficial ownership is determined in accordance with rules promulgated under the Exchange Act and generally includes voting and/or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days, are deemed to be issued and outstanding. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to the shares listed. Unless otherwise indicated, the address of each of the following is: c/o American Railcar Industries, Inc., 100 Clark Street, St. Charles, Missouri 63301.

	Shares of Common Stock Beneficially Owned
Name	Number	Percent of Class
Carl C. Icahn(1)(2)(3)	11,170,859	52.6%
James J. Unger(4)	332,516	1.6%
James A. Cowan (5)	92,553	*
William P. Benac	—	—
Alan C. Lullman (6)	4,761	—
Vincent J. Intrieri	—	—
Keith Meister	—	—
James C. Pontious	2,500	*
James M. Laisure	—	—
Peter K. Shea	—	—
Harold First(7)	500	*
Brett Icahn	—	—
Marsico Capital Management, LLC(8)	2,244,657	10.6%
All executive officers and directors as a group (12 persons)	11,603,689	54.5%

*	Less than one percent

(1)	The following information is based on a Schedule 13D filed with the Securities and Exchange Commission on January 31, 2006 by Mr. Icahn and certain other parties (the “Icahn 13D”): Mr. Icahn beneficially owns 5,037,165 of these shares directly and an additional 6,133,694 of these shares (the “Additional Shares”) are owned as follows: (i) 4,290,918 of these shares are owned by Modal LLC, a Delaware limited liability company (“Modal”); (ii) 1,818,976 of these shares are owned by Hopper Investments, LLC, a Delaware limited liability company (“Hopper”); and (iii) 23,800 of these shares are owned by Ms. Gail Golden, Mr. Icahn’s spouse. Hopper is wholly owned by Barberry Corp., a Delaware corporation (“Barberry”). Each of Barberry and Modal is wholly owned by Mr. Icahn. Mr. Icahn may be deemed to have shared voting power and shared investment power with regard to the Additional Shares. Mr. Icahn has sole voting power and sole investment power with regard to the 5,037,165 shares he owns directly. Mr. Icahn, by virtue of his relationships to Hopper, Modal and Ms. Golden, may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Exchange Act) the Additional Shares. Mr. Icahn disclaims beneficial ownership of such Additional Shares for all other purposes.

(2)	The following information is based on the Icahn 13D: In connection with the Company’s initial public offering, on January 20, 2006, pursuant to a stock purchase agreement dated December 7, 2005, among Modal, High Coast Limited Partnership, a Delaware limited partnership and The Foundation for a Greater Opportunity, a Delaware not-for-profit corporation (the “Foundation”), Modal purchased 4,290,918 shares of Common Stock of the Company (the “Modal Shares”) from the Foundation. In connection with the purchase by Modal of the Modal Shares, Modal and the Foundation entered into a pledge security agreement (the “Pledge Security Agreement”), dated January 20, 2006. After an event of default (as defined in the Pledge Security Agreement) and upon notice, the Modal Shares may be transferred to the Foundation. Assuming no other changes to Mr. Icahn’s beneficial ownership of our Common Stock, as reported in the table above, such a transfer may constitute a change in control of the Company.
(3)	Based on the Current Report on Form 8-K of American Real Estate Partners, L.P. (“AREP”), a public limited partnership that invests in real estate and holds various other interests, filed on January 11, 2007 (the “AREP 8-K”), Mr. Icahn has proposed that AREP acquire all of these shares. Mr. Icahn is the chairman of the board of American Property Investors, Inc., which is the general partner of AREP, and, based on AREP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006, as of March 1, 2006, affiliates of Mr. Icahn owned approximately 90.0% of the outstanding depositary units and approximately 86.5% of the outstanding preferred units of AREP. According to the AREP 8-K: (i) Mr. Icahn’s proposal is currently being considered by a committee of independent directors of the board of AREP; (ii) the committee is in the process of engaging counsel and financial advisers; (iii) no agreement has been reached as to price or terms; and (iv) any acquisition would be subject to, among other things, the negotiation, execution and closing of a definitive agreement and the receipt of a fairness opinion.
(4)	Includes 23,401 shares held by the Unger Family Limited Partnership, of which Mr. Unger is the general partner.
(5)	Mr. Cowan beneficially owns 92,553 shares. Mr. Cowan has the right to acquire 83,053 of these shares pursuant to currently exercisable options to purchase common stock.
(6)	Mr. Lullman beneficially owns 4,761 shares. Mr. Lullman has the right to acquire all 4,761 shares pursuant to currently exercisable options to purchase common stock.
(7)	Includes 500 shares held by the Harold First Pension Plan.
(8)	Pursuant to Marsico Capital Management, LLC’s (“MCM”) Schedule 13G filed with the Securities and Exchange Commission on August 9, 2006, MCM has the sole power to vote 2,164,543 shares and the sole dispositive power over 2,244,657 shares. The address of MCM is 1200 17th Street, Suite 1600, Denver, Colorado 80202.

Additional information required by this Item 12 is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13: Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH CARL C. ICAHN AND ENTITIES AFFILIATED WITH CARL C. ICAHN

Overview

Our company was formed in 1988 as a company beneficially owned by Carl C. Icahn. Mr. Icahn is our principal beneficial stockholder and is the chairman of our board of directors. We grew our company through the transfer of certain assets to us from ACF Industries, Incorporated (now known as ACF Industries, LLC) (“ACF”), a company also beneficially owned by Mr. Icahn. Since our formation, we have entered into agreements relating to the acquisition of assets from and disposition of assets to entities controlled by Mr. Icahn, the provision of goods and services to us by entities controlled by Mr. Icahn, the provision of goods and services by us to entities affiliated with Mr. Icahn and other matters involving entities controlled by

Mr. Icahn. We have received substantial benefit from these agreements and we expect that in the future we will continue to conduct business with entities affiliated with or controlled by Mr. Icahn. In addition, we receive other benefits from our affiliation with Mr. Icahn and companies controlled by Mr. Icahn, such as sales support and our participation in buying groups and other arrangements with entities controlled by Mr. Icahn. Until our initial public offering in January 2006, most of our capital needs had been provided by entities controlled by Mr. Icahn. Lease sales agents of American Railcar Leasing LLC (“ARL”), a company beneficially owned by Mr. Icahn, and ACF, in connection with their own leasing sales activities, have, from time to time, referred their customers or contacts to us that prefer to purchase rather than lease railcars, which has, in some cases, led to us selling railcars to these customers or contacts. There is no formal arrangement under which these referrals are provided and we do not compensate ARL, ACF or any of their leasing sales agents for any railcar sales that we make as a result of these referrals. As an accommodation to some of their customers and contacts that they referred to us, ARL and ACF from time to time accepted orders to purchase our railcars and then assigned those orders to us. ARL and ACF have discontinued accepting orders to sell railcars on our behalf.

We describe below the material arrangements and other relationships that we are, or have been, a party to with Mr. Icahn and entities affiliated with Mr. Icahn since January 1, 2006. As noted below, some of these arrangements and relationships were terminated prior to or in connection with our initial public offering of our Common Stock (the “initial public offering”). All of the arrangements and relationships described below that are required to be disclosed pursuant to Item 404 of Regulation S-K and that took effect since our January 2006 initial public offering and our admission to Nasdaq have been approved by the independent members of our Audit Committee, in accordance with applicable listing standards of the Nasdaq Global Market and our Audit Committee charter.

Application of the net proceeds of our initial public offering

Our initial public offering in January 2006 resulted in gross proceeds to us of $205.3 million. Expenses related to the offering were $14.7 million for underwriting discounts and commissions. We received net proceeds of $192.0 million in the offering. Application of these net proceeds included payments to affiliates of Mr. Icahn of $20.5 million for repayment of notes and $93.9 million for the redemption of our outstanding shares of preferred stock. In addition, our Chief Executive Officer and his wife held $0.4 million of the industrial revenue bonds that we repaid in connection with our initial public offering. These transactions are described in more detail below.

Redemption of new preferred stock

Prior to the closing of our initial public offering, all of our new preferred stock was held by entities beneficially owned and controlled by Mr. Icahn. At the closing of our initial public offering, we redeemed each then outstanding share of new preferred stock for an amount equal to the liquidation preference of each share of new preferred stock, which was $1,000 per share, plus all accumulated and unpaid dividends on each share of new preferred stock through the date of the redemption. The aggregate amount we paid to redeem all of the shares of our new preferred stock, including all accumulated and unpaid dividends due on our new preferred stock, was $93.9 million.

Redemption of mandatorily redeemable preferred stock

In anticipation of our initial public offering, and prior to our reincorporation from Missouri to Delaware, we redeemed our one outstanding share of mandatorily redeemable preferred stock, which was held by Mr. Icahn. The aggregate amount we paid to Mr. Icahn to redeem our one share of mandatorily redeemable preferred stock including all accumulated and unpaid dividends due on that share, was $1,805.

TRANSACTIONS WITH ACF INDUSTRIES LLC AND AMERICAN RAILCAR LEASING LLC

Overview

We have entered into a variety of agreements and transactions with ACF Industries LLC (which we refer to, along with its predecessor, ACF Industries, Inc., as ACF), American Railcar Leasing LLC (which we refer to as ARL) and certain other parties related to these companies. These transactions and agreements are described in further detail below. During the periods discussed, ACF and ARL were beneficially owned and controlled by Mr. Icahn, and they continue to be so owned and controlled.

On October 1, 1994, under an asset transfer agreement with ACF, we acquired from ACF properties and assets used in its railcar components manufacturing business and its railcar servicing business at specified locations, and certain intellectual property rights associated with the transferred assets and businesses, as well as specified assets used in the manufacture and sale of industrial size mixing bowls. We refer to this transaction as the 1994 ACF asset transfer.

In 2004, ACF and its subsidiaries, through a series of transactions, transferred some of the railcar fleets that they then owned and held primarily for lease to third parties, to ARL and its subsidiaries. At the time, we owned all the common interests of ARL. As of June 30, 2005, we transferred our entire interest in ARL in exchange for the redemption of shares of our new preferred stock, in a transaction we refer to as the ARL exchange. All of our shares of new preferred stock were then owned by entities beneficially owned and controlled by Mr. Icahn. In connection with our initial public offering, we redeemed all of our shares of new preferred stock, as discussed above.

Manufacturing operations

We sell railcars and railcar components to ARL and its subsidiaries and we sell railcar components to ACF and its subsidiaries. We believe that since ARL’s formation in 2004, we have been the only supplier of railcars to ARL, although ARL is not precluded from purchasing railcars from others. In 2006, our revenues from manufacturing operations included $50.0 million from transactions with affiliates. Most of these revenues were attributable to railcars and railcar components that we sold to ARL, ACF and their respective subsidiaries. As of December 31, 2006, our backlog included $384.7 million for railcar orders by ARL. These orders are on substantially the same terms as we provide to our other customers.

ACF has also been a significant supplier of components for our business. Components supplied to us by ACF include tank railcar heads, wheel sets and various structural components. In the year ended December 31, 2006, we purchased inventory of $81.5 million from ACF.

During 2003 and 2004, Castings LLC, a joint venture partner in Ohio Castings Company, LLC (“Ohio Castings”), was a wholly owned subsidiary of ACF Industries Holding Corp., an indirect parent of ACF that is beneficially owned and controlled by Mr. Icahn. Effective January 1, 2005, we acquired Castings LLC from ACF Industries Holding Corp. as described under “— Certain transactions involving Ohio Castings.” Our cost of railcar manufacturing for the year ended December 31, 2006 included $37.1 million in products produced by Ohio Castings. Expenses of $0.1 million paid to Castings LLC under a supply agreement are also included in the cost of railcar manufacturing for the year ended December 31, 2006. Inventory at December 31, 2006 includes approximately $4.1 million of purchases from Ohio Castings. Approximately $0.1 million of costs were eliminated at December 31, 2006 as it represented profit from a related party for inventory still on hand. In September 2003, Castings LLC loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated for $2.2 million and bears interest at 4.0%. Payments are made in quarterly installments with the last payment due in November 2008. As of December 31, 2006, $1.5 million was outstanding under this note.

Railcar services

We have provided railcar repair and maintenance services and fleet management services to ACF and ARL and we continue to provide these services to ARL. As of December 31, 2006, we managed approximately 21,000 railcars for ARL, and we also provide repair and maintenance services for these railcars. In the year ended December 31, 2006, our revenues from railcar repair and refurbishment and fleet management services included $18.9 million from transactions with affiliates. Almost all of these revenues were attributable to services we provided to ARL, ACF and their subsidiaries.

Administrative and other support expenses

During the last fiscal year, ARL provided us outsourced services related to our information technology needs as well as other administrative and support services. We incurred $1.6 million in 2006 in connection with these arrangements. We have also subleased our headquarters facility, which is located in St. Charles, Missouri, from affiliates. The St. Charles headquarters property is owned by an affiliate of James Unger, our Chief Executive Officer. In 2006, our total expenses for all leasing arrangements included $4.1 million of rent and $0.5 million of expenses related to rent expense for our sublease from ARL of our headquarters facility space.

Amounts due to and from affiliates

As of December 31, 2006, amounts due to affiliates were $1.7 million, representing accounts payable to ACF. As of December 31, 2006, amounts due from affiliates were $9.6 million, representing receivables from ACF, Ohio Castings and ARL.

CERTAIN TRANSACTIONS INVOLVING ACF INDUSTRIES LLC

1994 ACF Asset Transfer

On October 1, 1994, under an asset transfer agreement with ACF, we acquired properties and assets used in ACF’s railcar components manufacturing business and its railcar servicing business at specified locations, and certain intellectual property rights associated with the transferred assets and businesses, as well as specified assets used in the manufacture and sale of industrial size mixing bowls. We refer to this transaction as the 1994 ACF asset transfer. The properties covered by this agreement included the following:

Repair Plants	Component Manufacturing Plant and Warehouse	Mobile Units
Bude, Mississippi	Jackson, Missouri	Addis, Louisiana
Milton, Pennsylvania		Convent, Louisiana
Tennille, Georgia		Ingleside, Texas
North Kansas City, Missouri		Deer Park, Texas
Longview, Texas		Taft, Louisiana

Pursuant to the 1994 ACF asset transfer, ACF retained and agreed to indemnify us for certain liabilities and obligations relating to ACF’s conduct of business and ownership of the assets at these locations prior to their transfer to us, including liabilities relating to employee benefit plans, subject to exceptions for transferred employees described below, workers compensation, environmental contamination and third-party litigation. As part of the 1994 ACF asset transfer, we agreed that the ACF employees transferred to us would continue to be permitted to participate in ACF’s employee benefit plans for so long as we remained a part of ACF’s controlled group, and we further agreed to assume the ongoing expense for such employees’ continued participation in those plans. In the event that we cease to be a member of ACF’s controlled group, ACF was required to terminate the further accrual of benefits by our transferred employees under its benefit plans, and we and ACF were required to cooperate to achieve an allocation of the assets and liabilities of the benefits plans accrued after the 1994 ACF asset transfer with respect to each of our and ACF’s employees as we and ACF deemed appropriate. In anticipation of our no longer being a part of ACF’s controlled group and the completion of our initial public offering, we entered into a retirement benefit separation agreement, effective December 1, 2005, with ACF for allocating the assets and liabilities of the pension benefit plans retained by ACF in the 1994 ACF asset transfer in which some of our employees were participants, and which has relieved us of our further employee benefit reimbursement obligations to ACF under the 1994 ACF asset transfer agreement. See Note 14 to our Consolidated Financial Statements. As of December 31, 2005, it is estimated that the total remaining retained liabilities of ACF under the asset transfer agreement were $0.3 million, which is related to environmental and retirement liabilities.

Also in connection with the 1994 ACF asset transfer, we entered into several administrative and operating agreements with ACF, effective as of October 1, 1994. Those agreements, which remained in effect as of January 1, 2006, are described below.

Manufacturing Services Agreement. Under the manufacturing services agreement, ACF has agreed to manufacture and, upon our instruction, to distribute various railcar components and industrial size mixing bowls, using assets that we acquired pursuant to the 1994 ACF asset transfer, but were retained by ACF at its Milton, Pennsylvania and Huntington, West Virginia manufacturing facilities. This equipment included presses and related equipment that were impracticable to move to our premises. ACF transferred its Milton, Pennsylvania repair facility, but not its Milton, Pennsylvania manufacturing facility, to us under the 1994 asset transfer. Under our manufacturing services agreement, ACF is required to maintain and insure the equipment during the term of the manufacturing services agreement and is permitted to use the equipment for its own purposes in the ordinary course of business, provided that it does not interfere with ACF’s timely performance of the manufacturing services under this agreement. Upon termination of the agreement, ACF is required, at our expense, to remove and deliver the equipment to any site designated by us in the continental U.S. As payment for these services, we agreed to pay ACF its direct costs, including the cost of all raw materials not supplied by us, and a reasonable allocation of overhead expenses attributable to the services, including the cost of maintaining employees to provide the services. We believe that payments to ACF under this arrangement are comparable to the cost we would have paid to an independent third party to manufacture such components. This agreement automatically renews on an annual basis unless we provide six months prior written notice of termination. There is no right of termination for ACF under this agreement.

License Agreement from ACF. Under a license agreement with ACF, ACF granted us a non-exclusive, perpetual, royalty-free license to the patents and other intellectual property owned by it, which could be used by us in the conduct of our business, but did not exclusively relate to our business, including the 12 patents and one patent application, now issued as a patent, listed in that agreement. Of these patents, ten patents have expired and the remaining three patents have expiration dates ranging from 2012 to 2013. These remaining patents primarily relate to pneumatic outlets and railcar hopper gaskets. Under this agreement, we could not use the licensed patents for the production of railcar components for third parties without the consent of ACF. In 1997, ACF transferred the patents covered by this license to us. This license is not assignable by either party, without the prior consent of the other, except in connection with the sale of substantially all of either party’s business.

License Agreement to ACF. Under a license agreement with ACF, we granted ACF a non-exclusive, perpetual, royalty-free license to the intellectual property exclusively relating to our business that was transferred to us in the 1994 asset transfer. There are no restrictions on ACF’s use of the information licensed under this agreement. This license is not assignable by either party, without the prior consent of the other, except in connection with the sale of substantially all of either party’s business.

2005 Consulting Agreements

On April 1, 2005, we entered into two business consultation agreements with ACF, whereby each of us has agreed to provide services to the other. ACF has agreed to assist us in labor litigation, labor relations support and consultation, and labor contract interpretation and negotiation. In 2006, we required the services of at least one ACF employee for no more than 20 hours a week under this agreement. We pay $150 per hour for these services. We have agreed to provide ACF with engineering consultation and advice. In 2006, ACF required the services of at least one of our employees for no more than 20 hours a week under this agreement. ACF is required to pay $150 per hour for these services. We do not believe that either party will be required to pay more than $120,000 per year under either of these agreements. These agreements remain in effect through March 2015, subject to the right of either party to terminate the agreement on 30 days notice.

Guarantees of Indebtedness by ACF

In 1999, we entered into a master equipment lease agreement with CIT that was guaranteed by ACF. This lease relates to equipment that we use to manufacture railcars and railcar components at our Paragould, Marmaduke, Jackson and Kennett facilities. The interest rate on the lease is LIBOR plus 2.75% (7.0% at December 31, 2005). As of December 31, 2005, a balance of $6.7 million was outstanding under this lease, including amounts subject to our purchase option at the expiration of the lease term. On January 31, 2006, we exercised an option to purchase all equipment under this equipment lease. The lease allowed for the purchase of all the equipment at estimated fair value. We paid $5.8 million to purchase the lease equipment.

Raw Material and Other Product Purchase Agreements

We, together with ACF, have entered into agreements for the purchase of products by each of us, including steel and gas. Under these agreements, we and ACF are entitled to favorable pricing based upon the aggregate amount of our purchases. We allocate the benefits under these purchase agreements proportionally based upon the amount of products that each of us purchases during the applicable period.

Inventory Storage Agreements

On July 17, 2006 and on October 20, 2006, we entered into inventory storage agreements with ACF to store designated inventory that we had purchased under our manufacturing services agreement with ACF, described above, at ACF’s Huntington facility. Under these agreements, ACF holds the inventory at its facility in segregated locations until such time that the inventory is shipped to us.

Wheel Set Component And Finished Wheel Set Storage Agreement

On November 13, 2006, we entered into a wheel set component and finished wheel set storage agreement with ACF. This agreement provides that we would procure, purchase and own the raw material components for wheel sets that are used by ACF to assemble wheel sets for us under our manufacturing services agreement with ACF, described above. Under the wheel set component and finished wheel set storage agreement, we continue to pay ACF for its services under the manufacturing services agreement, specifically labor and overhead, in assembling the wheel sets.

CERTAIN TRANSACTIONS INVOLVING AMERICAN RAILCAR LEASING LLC

Agreements Relating to ARL and its Subsidiaries

ARL is a railcar leasing company controlled by Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors. We have entered into agreements with ARL from time to time, including the following agreements that were effective during 2006.

ARL Sales Contracts. On March 31, 2006, we entered into an agreement with ARL for us to manufacture and ARL to purchase 1,000 tank railcars in 2007. We have in the past manufactured and sold railcars to ARL on a purchase order basis. When we entered into this agreement, we planned to produce these tank railcars with new manufacturing capacity that we expected to have available beginning in January 2007. The agreement also included options for ARL to purchase up to 300 covered hopper railcars in 2007, should additional capacity become available and not be called for by other rights of first refusal, and 1,000 tank railcars and 400 covered hopper railcars in 2008. On September 25, 2006, ARL exercised its options to purchase 1,000 tank railcars and 400 covered hopper railcars in 2008. Similar to other customers, last year’s storm damage at Marmaduke and resulting temporary plant shutdown delayed our delivery of the railcars that ARL ordered.

On September 25, 2006, we entered into an agreement with ARL for us to manufacture and ARL to purchase 500 tank railcars in both 2008 and 2009.

ARL Railcar Servicing Agreement. On April 1, 2005, we entered into a railcar servicing agreement with ARL. Under this agreement, we provide ARL with railcar repair and maintenance services, fleet management services, and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. Under the agreement with ARL, ARL is required to pay us a monthly fee, based upon the number of railcars covered, plus a charge for labor, components and materials. For materials and components we manufacture, ARL pays us our current market price, and for materials and components we purchase, ARL pays us our purchasing costs plus 15%. For painting, lining and cleaning services, ARL pays the then current market rate. For other labor costs, ARL pays us a fixed hourly fee. We have further agreed that the charges for our services will be on at least as favorable terms as our terms with any other party for similar purposes. This agreement extends through June 30, 2006, and is automatically renewable for additional one year periods unless either party gives at least six months prior notice of termination or otherwise upon mutual agreement by the parties. Under the terms of the railcar servicing agreement, if we elect to terminate the agreement, we must pay a termination fee of $0.5 million.

ARL Services Agreement. On April 1, 2005, we entered into a services agreement with ARL. Under this agreement, ARL has agreed to provide us certain information technology services, rent and building services and limited administrative services. The rent and building services includes our use of our headquarters space, which is leased by ARL from an affiliate of James J. Unger, our President and Chief Executive Officer. See “Certain transactions involving James J. Unger.” Also under this agreement, we have agreed to provide purchasing and engineering services to ARL. Each party is required to pay the other a fixed annual fee for each of the listed services under this agreement. The total annual fees that we are required to pay ARL for all services that ARL is providing us under this agreement is $2.2 million, and the total annual fees that ARL is required to pay us for all services that we are providing ARL under this agreement is $0.2 million. The annual fees under our services agreements with ARI and ARL were determined in the following manner: first, we allocated for the cost of each department of ARL providing services to us; second, we calculated these costs based on the number of employees providing these services and the attendant cost associated with them; third, we applied the same formula to value the services we provided to ARL; and finally, we calculated the fee allocations relating to rent and building services using an agreed upon percentage of space utilized and headcount between the two companies. Either party may terminate any of these services, and the associated costs for those services, on at least six months prior notice at any time prior to the termination of the agreement on December 31, 2007, or otherwise upon mutual agreement of the parties.

ARL Trademark License Agreement. Effective June 30, 2005, we entered into a trademark license agreement with ARL.

Under this agreement, for an annual fee of $1,000, we have granted a nonexclusive, perpetual, worldwide license to ARL to use our common law trademarks “American Railcar” and the “diamond shape” of our ARI logo. ARL may only use the licensed trademarks in connection with the railcar leasing business.

CERTAIN TRANSACTIONS INVOLVING OHIO CASTINGS

In February 2003, Castings LLC, a wholly owned subsidiary of ACF Industries Holding Corp., a company beneficially owned and controlled by Mr. Icahn, acquired a one-third ownership interest in Ohio Castings Company, LLC, a joint venture with affiliates of two established railcar industry companies, Amsted Industries, Inc. and The Greenbrier Companies, Inc. Ohio Castings operates a foundry that produces heavy castings. Effective as of January 1, 2005, ACF Industries Holding Corp. transferred its interest in Castings LLC to us for total consideration of $12.0 million, represented by a promissory note bearing an interest rate equal to the prime rate plus 0.5%, payable on demand. In connection with this transfer, we agreed to assume certain, and indemnify all liabilities related to and arising from ACF Industries Holding Corp.’s investment in Castings LLC, including the guarantee of Castings LLC’s obligations to Ohio Castings, the guarantee of bonds in the amount of $10.0 million issued by the State of Ohio to one of Ohio Castings’ subsidiaries, of which $6.1 million was outstanding as of December 31, 2006, and the guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.6 million was outstanding as of December 31, 2006. The two other partners of Ohio Castings have made similar guarantees of these obligations.

We have entered into supply agreements with one of our Ohio Castings joint venture partners, to purchase up to 33% of the products produced at the foundry being operated by Ohio Castings. Our purchases and payments relating to these purchases and fees are set forth above under “— Certain transactions with ACF Industries LLC and American Railcar Leasing LLC — Manufacturing operations.”

CERTAIN TRANSACTIONS INVOLVING MR. ICAHN AND OTHER RELATED ENTITIES

Contribution Following 2006 Storm Damage

Effective April 10, 2006, Mr. Icahn contributed approximately $275,000 of personal funds donated to us to pay the weekly payroll and fringe benefits of all of our employees working at our Marmaduke, Arkansas complex. This contribution followed the tornado and storm damage that caused us temporarily to halt operations at this complex and covered the period of time before our insurance provided funds for us to continue to pay full wages and benefits to all such employees.

Arnos Corp. Note Payable

In December 2004, we borrowed $7.0 million from Arnos Corp., a company beneficially owned and controlled by Mr. Icahn, under a promissory note. The note bore interest at the prime rate plus 1.75% (9.0% at December 31, 2005) and was payable on demand. We used a portion of the net proceeds of our January 2006 initial public offering to repay this loan in full.

Transactions with Vegas Financial Corp.

In July 2004, Vegas Financial Corp. converted all of its PIK preferred stock, consisting of 95,517.04 shares of our mandatorily redeemable payment-in-kind preferred stock, known as PIK preferred stock, representing all of the shares of PIK preferred stock outstanding, into 96,171 shares of our new preferred stock. In addition, Vegas Financial Corp. simultaneously purchased an additional 67,500 shares of new preferred stock for $67.5 million. We used a portion of the net proceeds of our January 2006 initial public offering to, among other things, redeem all of the outstanding shares and pay all accumulated dividends on our new preferred stock, including those held by Vegas Financial Corp., a company beneficially owned and controlled by Mr. Icahn. As a result, Vegas Financial Corp. received $89.2 million of the net proceeds of our initial public offering. See “— Transactions with Carl C. Icahn and entities affiliated with Carl C. Icahn — Redemption of new preferred stock.”

Transactions with Philip Environmental Services Corp.

We engaged Philip Environmental Services Corp., an environmental consulting company beneficially owned and controlled by Mr. Icahn, to provide environmental consulting services to us. In the year ended December 31, 2006 we incurred $0.1 million of expenses associated with that engagement. We have continued to use Philip Environmental Services Corp. to assist us in our environmental compliance.

CERTAIN TRANSACTIONS INVOLVING JAMES J. UNGER

Facilities Leasing Arrangements

Our headquarters facilities and our Corbitt manufacturing facilities in St. Charles, Missouri are owned by St. Charles Properties, an entity controlled by James J. Unger, our President and Chief Executive Officer. Under two leases dated May 1, 1995 and March 1, 2001, St. Charles Properties leased these facilities to ACF. We reimbursed ACF for our proportionate share of the cost of renting these facilities through April 1, 2005. On that date, ACF assigned the March 1, 2001 lease, covering our Corbitt manufacturing facilities, to us and the May 1, 1995 lease, covering our and ARL’s headquarters facility, to ARL. We continue to maintain our headquarters in the space that has been leased to ARL. Under our services agreement with ARL, we pay ARL $0.5 million per year, which represents the estimate of our proportionate share of ARL’s costs for the space that we use under the lease, including rent and building services. The terms of the underlying leases are as follows.

Under the terms of the lease agreement assigned to ARL, ARL has leased approximately 78,000 square feet of office space. The lease expires on December 31, 2010. Rent is payable monthly in the amount of $25,000. Under the terms of the lease, ARL pays one-tenth of the property tax and insurance expenses levied upon the property. In addition, ARL must pay 17% and 54% of any increase in taxes and property insurances costs, respectively. ARL is also required to repair and maintain the facility at its costs and expense. We use approximately 80% of the office space leased by ARL under this agreement. We are currently in discussions to enter into a direct lease for this facility.

Under the terms of the lease agreement assigned to us, we occupy approximately 128,000 square feet of space, which we use for our Corbitt manufacturing facility. The lease expires on February 28, 2011 with an option to renew the lease for one successive five-year term. Rent is payable monthly in the amount of $29,763. The maximum monthly rent for the renewal period is $32,442 per month. We are required to pay 27% of all tax increases assessed or levied upon the property and the cost of the utilities we use, as well as repair and maintain the facility at our expense.

In 2006, we incurred $0.8 million of costs to affiliates under these two leasing arrangements.

Industrial Revenue Bonds

Mr. Unger and his wife owned $0.4 million of the industrial revenue bonds issued by Paragould, Arkansas. Mr. Unger and his wife purchased these bonds at the time of their original issuance on the same terms that all non-affiliated entities purchased the bonds. We used the net proceeds of our January 2006 initial public offering to repay in full the amounts due under all of our industrial revenue bonds. Mr. Unger and his wife received approximately $0.4 million upon our repayment of the amounts due under the industrial revenue bonds.

Registration Rights

We entered into a registration rights agreement, effective upon the completion of our initial public offering, with certain of our existing stockholders. The stockholders that are party to the new registration rights agreement will have the right to require us, subject to certain terms and conditions, to register their shares of our Common Stock under the Securities Act at any time following expiration of the lock-up period applicable to them. These stockholders collectively will have an aggregate of five demand registration rights, three of which relate solely to registration on a short-form registration statement, such as a Form S-3. In addition, if we propose to register any additional shares of our capital stock under the Securities Act, these stockholders will be entitled to customary “piggyback” registration rights, which will entitle them to include their shares of Common Stock in a registration of our securities for sale by us or by other security holders. In addition, in our letter agreement with James Unger, we agreed to use commercially reasonable efforts to file a registration statement on Form S-8 with the SEC to cover the registration of 114,286 shares of our Common Stock. We filed this registration statement on August 16, 2006. We have agreed to include the balance of Mr. Unger’s shares in any registration statement we file on behalf of Mr. Icahn with regard to the registration for sale of our shares held by Mr. Icahn, provided the contractual restrictions and applicable lock-up period of Mr. Unger’s shares have lapsed. The registration rights granted under the registration rights agreement and Mr. Unger’s letter agreement are subject to customary exceptions and qualifications and compliance with certain registration procedures. Approximately 11.4 million shares of our Common Stock are entitled to the benefits of these registration rights.

Shares Purchased By Certain Related Parties In Our Initial Public Offering

The underwriters reserved up to 5% of the shares of our Common Stock for sale in our initial public offering for purchase by certain related parties through a directed share program. In connection with the directed share program, the following directors and officers, or an immediate family member of any of these individuals, purchased shares of our common stock, at a purchase price of $21.00 per share, the value of our common stock at the time of our initial public offering, with a value in excess of $120,000:

Related Party	Relationship	Shares Acquired	Purchase Price
James J. Unger	President, Chief Executive Officer and Director	23,800	$499,800
Steven J. Unger	Son of James J. Unger	47,600	$999,600
Michael Schoedel	Son-in-law of James J. Unger	47,600	$999,600
Unger Family Limited Partnership	Shares owned by the Unger Family Limited Partnership are indirectly owned by James J. Unger	23,800	$499,800
James A Cowan	Executive Vice President and Chief Operating Officer	9,500	$199,500
Gail Golden	Wife of Carl C. Icahn the Chairman of the Board and stepmother of Brett Icahn, Director	23,800	$499,800

Additional information required by this Item 13 is incorporated by reference to our proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14: Principal Accountant Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Principal Accountant Fees and Services” in our proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 15: Exhibits and Financial Statement Schedules

(a) (1) Financial Statements.

See Item 8.

(2) Exhibits

See Index to Exhibits for a listing of Exhibits, which are filed herewith or incorporated herein by reference to the location indicated.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Railcar Industries, Inc.

Date: February 13, 2007	By:	/s/ James J. Unger
	Name:	James J. Unger
	Title:	President and Chief Executive Officer

Signature	Title	Date
/s/ James J. Unger	President and Chief Executive Officer (principal executive officer) and Director	February 13, 2007
Name: James J. Unger

/s/ William P. Benac	Chief Financial Officer (principal financial officer)	February 13, 2007
Name: William P. Benac

/s/ Michael E. Vaughn	Controller (principal accounting officer)	February 13, 2007
Name: Michael E. Vaughn

/s/ Vincent J. Intrieri	Director	February 13, 2007
Name: Vincent J. Intrieri

/s/ Peter K. Shea	Director	February 13, 2007
Name: Peter K. Shea

/s/ Keith Meister	Director	February 13, 2007
Name: Keith Meister

/s/ James Pontious	Director	February 13, 2007
Name: James Pontious

/s/ James Laisure	Director	February 13, 2007
Name: James Laisure

/s/ Brett Icahn	Director	February 13, 2007
Name: Brett Icahn

/s/ Harold First	Director	February 13, 2007
Name: Harold First

Exhibit index

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger between American Railcar Industries, Inc. (Missouri) and American Railcar Industries, Inc. (Delaware) (incorporated by reference to Exhibit 2.1 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

2.2	Stock Purchase Agreement dated March 24, 2006 between Steel Technologies, Inc. and ARI Acquisition Sub joined in by American Railcar Industries (incorporated by reference to Exhibit 2.2 to ARI’s Current Report on Form 8-K, filed with the SEC on March 28, 2006).

3.1	Certificate of Incorporation of American Railcar Industries, Inc. (Delaware) (incorporated by reference to Exhibit 3.1 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

3.2	Bylaws of American Railcar Industries, Inc. (Delaware) (incorporated by reference to Exhibit 3.2 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

3.3	Certificate of Ownership and Merger of American Railcar Industries, Inc. (Missouri) and American Railcar Industries, Inc. (Delaware) (incorporated by reference to Exhibit 3.3 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

4.1	Specimen Common Stock Certificate of American Railcar Industries, Inc. (Delaware) (incorporated by reference to Exhibit 4.1 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

9.1	Voting Agreement dated as of December 8, 2005 by and between MODAL LLC and the Foundation for a Greater Opportunity (incorporated by reference to Exhibit 9.1 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.1	Asset Transfer Agreement dated as of October 1, 1994 by and among ACF Industries, Incorporated, American Railcar Industries, Inc. and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.2	License Agreement dated as of October 1, 1994 by and between ACF Industries, Incorporated and American Railcar Industries, Inc. as Licensee (incorporated by reference to Exhibit 10.2 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.3	License Agreement dated as of October 1, 1994 by and between American Railcar Industries, Inc. and ACF Industries, Incorporated as Licensee (incorporated by reference to Exhibit 10.3 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.4	Manufacturing Services Agreement dated as of October 1, 1994 between ACF Industries, Incorporated and American Railcar Industries, Inc., as ratified and amended on June 30, 2005 (incorporated by reference to Exhibit 10.4 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.5	Amended and Restated Railcar Servicing Agreement dated as of June 30, 2005 between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.5 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.6	Business Consultation Agreement for Human Resources Consultation between ACF Industries LLC and American Railcar Industries, Inc. dated April 1, 2005 (incorporated by reference to Exhibit 10.6 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.7	Business Consultation Agreement for Engineering Services between ACF Industries LLC and American Railcar Industries, Inc. dated April 1, 2005 (incorporated by reference to Exhibit 10.7 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.8	Guaranty of the Master Lease Agreement dated September 30, 1999 between The CIT Group, Inc./ Equipment Financing, Inc. and American Railcar Industries, Inc., as amended by ACF Industries, Incorporated for the benefit of American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.8 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.9	Loan Agreement dated as of July 1, 1996 between The Industrial Development Authority of the City of Jackson, Missouri and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.9 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.9.A	Bond Guaranty Agreement dated as of July 1, 1996 by and among American Railcar Industries, Inc., ACF Industries, Incorporated and Fleet National Bank, as Trustee (incorporated by reference to Exhibit 10.9.A to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.9.B	Deed of Trust and Security Agreement dated as of July 1, 1996 from American Railcar Industries, Inc. to E. Sid Douglas, III, as Mortgage Trustee and The Industrial Development Authority of The City of Jackson, Missouri as Issuer and Secured Party (incorporated by reference to Exhibit 10.9.B to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.10	Loan Agreement dated as of June 1, 1995 between The Industrial Development Authority of The City of Kennett, Missouri and American Railcar Industries, Inc (incorporated by reference to Exhibit 10.10 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.10.A	Bond Guaranty Agreement dated as of June 1, 1995 by and among American Railcar Industries, Inc., ACF Industries, Incorporated and Fleet National Bank, as Trustee (incorporated by reference to Exhibit 10.10.A to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.10.B	Deed of Trust and Security Agreement dated as of June 1, 1995 from American Railcar Industries, Inc. to E. Sid Douglas, III as Mortgage Trustee and The Industrial Development Authority of the City of Kennett, Missouri as Issuer and Secured Party (incorporated by reference to Exhibit 10.10.B to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.11	Lease Agreement dated as of April 1, 1995 between the City of Paragould, Arkansas as Lessor and American Railcar Industries, Inc. as Lessee (incorporated by reference to Exhibit 10.11 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.11.A	Bond Guaranty Agreement by and among American Railcar Industries, Inc. and ACF Industries, Incorporated and Fleet National Bank, as Trustee (incorporated by reference to Exhibit 10.11.A to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.12	Amended and Restated Services Agreement dated as of June 30, 2005 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.12 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.13	Indenture of Lease between St. Charles Properties and ACF Industries, Incorporated for the property located at Clark and Second Streets, St. Charles, MO, dated March 1, 2001 together with the Assignment and Assumption of Lease dated April 1, 2005 among ACF Industries LLC (as successor to ACF Industries, Incorporated), American Railcar Industries, Inc. and St. Charles Properties (incorporated by reference to Exhibit 10.13 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.14	Promissory Note by American Railcar Industries, Inc. in favor of Arnos Corp. dated as of December 17, 2004 (incorporated by reference to Exhibit 10.14 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.15	Exchange and Redemption Agreement dated as of June 30, 2005 among American Railcar Industries, Inc., Hopper Investments, LLC, Highcrest Investors Corp., Buffalo Investors Corp. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.15 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.16	Loan and Security Agreement dated as of March 10, 2005 among American Railcar Industries, Inc. as Borrower, the lenders from time to time party thereto, and North Fork Business Capital Corporation, as Agent (incorporated by reference to Exhibit 10.16 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.17	Corbitt Equipment Acquisition Agreement (incorporated by reference to Exhibit 10.17 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.18	Multi-Year Purchase and Sale Agreement dated as of July 29, 2005 between American Railcar Industries, Inc. and The CIT Group/Equipment Financing, Inc (incorporated by reference to Exhibit 10.18 to ARI’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on January 11, 2006).†

10.19	[reserved]

10.21	Promissory Note by American Railcar Industries, Inc. in favor of ACF Industries Holding Corp. dated as of January 1, 2005 (incorporated by reference to Exhibit 10.21 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.22	Assignment and Assumption, Novation and Release dated as of June 30, 2005 by and between ACF Industries Holding, Inc., American Railcar Industries, Inc., Gunderson Specialty Products, Inc., Gunderson, Inc., Castings, LLC, ASF-Keystone, Inc., Amsted Industries Incorporation and Ohio Castings Company, LLC (incorporated by reference to Exhibit 10.22 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.23	Interest Transfer Agreement dated as of June 30, 2005 by and between ACF Industries Holding, Inc. and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.23 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.24	Redemption Agreement between American Railcar Industries, Inc. and Vegas Financial Corp. dated as of January 3, 2006. (incorporated by reference to Exhibit 10.24 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.25	Ohio Castings Company, LLC Amended and Restated Limited Liability Company Agreement, dated as of June 20, 2003 (incorporated by reference to Exhibit 10.25 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.26	Employment Agreement between American Railcar Industries, Inc. and James J. Unger, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.26 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.27	Letter Agreement between American Railcar Industries, Inc. and James J. Unger, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.27 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.28	[reserved]

10.29	[reserved]

10.30	Amended and Restated Employment Agreement dated as of January 4, 2006 between American Railcar Industries, Inc. and James A. Cowan (incorporated by reference to Exhibit 10.30 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.31	Employee Benefit Plan Agreement dated as of December 1, 2005 between American Railcar Industries, Inc. and ACF Industries LLC (incorporated by reference to Exhibit 10.31 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.32	Trademark License Agreement dated as of June 30, 2005 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.32 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.33	Summary Plan Description of Executive Survivor Insurance Plan Program of Insurance Benefits for Salaried Employees of American Railcar Industries, Inc (incorporated by reference to Exhibit 10.33 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.34	Supplemental Executive Retirement Plan of American Railcar Industries, Inc (incorporated by reference to Exhibit 10.34 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

10.35	Amended and Restated Loan and Security Agreement among American Railcar Industries, Inc., certain Lenders and North Fork Business Capital Corporation, as agent (incorporated by reference to Exhibit 10.35 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

10.36	American Railcar, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.36 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.37	Form of Option Agreement, as amended, under American Railcar Industries, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.37 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.38	American Railcar Industries, Inc. 2005 Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.39	Purchase and Sale Agreement dated March 31, 2006 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.39 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).†

10.40	First Amendment to Amended and Restated Loan and Security Agreement dated October 6, 2006 (incorporated by reference to Exhibit 10.40 to ARI’s Current Report on Form 8-K filed with the SEC on October 12, 2006).

10.41	Purchase and Sale Agreement dated September 19, 2006 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.41 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).†

10.42	Wheel Set Component and Finished Wheel Set Storage Agreement dated November 13, 2006 between ACF Industries LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.42 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).

10.43	Second Amendment to Amended and Restated Loan and Security Agreement dated as of February 12, 2007.*

21.1	Subsidiaries of American Railcar Industries, Inc.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer.*

32.1	Certification pursuant to 18U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission.