Form 10-K/A
period 2006-12-31
American Railcar Industries, Inc./DE
filed 2007-02-15
CIK 1344596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders – Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

American Railcar Industries, Inc. (the “Company”) hereby amends, as set forth below, its Report on Form 10-K filed on February 13, 2007 (the “Original Report”) solely with regard to Item 1, Business, Item 1A, Risk Factors, Item 6, Selected Consolidated Financial Data, and Item 8, Financial Statements and Supplementary Data, of the Original Report.

This amendment corrects backlog information related to the year ended December 31, 2006 that was contained in Items 1 and 1A of the Original Report, to eliminate an inadvertent duplication as a result of a customer change to an order.

Item 6 of the Original Report incorrectly contained a footnote to the selling, administrative and other line item. This amendment to the Original Report eliminates that footnote and corrects the numbering of the remaining footnotes.

The Consolidated Statements of Operations in Item 8 of the Original Report duplicated the stock based compensation expense line item due to typographical error. The earnings from operations number contained in the Consolidated Statements of Operations in Item 8 of the Original Report was correct notwithstanding the typographical error. This amendment to the Original Report eliminates the duplicative appearance of stock based compensation expense in the Consolidated Statements of Operations in Item 8 of the Original Report and corrects a typographical error in the index to the consolidated financial statements in Item 8 of the Original Report.

Items 1, 1A, 6 and 8 of the Original Report are hereby amended in their entirety, as set forth below. The Company does not hereby make any other changes to the Original Report.

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

Substantial contracted backlog into 2009

As of December 31, 2006, we have 16,473 railcars in backlog with estimated value of $1,318 million. This backlog translates to over 220% of 2006 manufacturing revenues. We anticipate that approximately 50% of this backlog will be converted to revenues by the end of 2007 and we expect that the remainder of the backlog will be produced by the end of 2009. Historically, there has been minimal variation between the number of railcars ordered and the number of railcars actually delivered. We believe that our backlog as a percentage of revenues is substantially higher than most of our competitors driven by our reputation for quality, innovation and reliability. Our backlog does not include orders for railcar repair and refurbishment services, components or fleet management.

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

BACKLOG

Our total backlog was $494.1 million, $1,074.4 million and $1,318.0 million as of December 31, 2004, 2005 and 2006, respectively. We estimate that approximately 50% of our December 31, 2006 backlog will be converted to revenues in the year ending on December 31, 2007. Our backlog consists of orders for railcars. We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Although we believe these orders to be firm, customer orders may be subject to cancellation, customer requests for delays in railcar delivery, inspection rights and other customary industry terms and conditions.

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

	Year ended December 31,
	2004	2005	2006
Railcar backlog at start of period	2,287	7,547	14,510
New railcars delivered	(4,384)	(6,875)	(6,947)
New railcar orders	9,644	13,838	8,910

Railcar backlog at end of period	7,547	14,510	16,473

Estimated railcar backlog value at end of period (in thousands)(1)	$494,107	$1,074,408	$1,318,013

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of certain raw materials and railcar components or the cancellation or delay of railcar orders that may occur.

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

Railcars are typically sold pursuant to large, periodic orders and, therefore, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Our top ten customers based on revenues represented, in the aggregate, approximately 79%, 82% and 87% in 2004, 2005 and 2006, respectively, of our total revenues. Moreover, our top three customers based on revenues represented, in the aggregate, approximately 59%, 45% and 60% in 2004, 2005 and 2006, respectively, of our total revenues. In 2006, sales to each of these top three customers were approximately 41%, 11% and 8%, respectively, of our total revenues. In addition, one of our customers accounts for 49% of our backlog as of December 31, 2006. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and financial results.

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

Customer orders may be subject to cancellation, inspection rights and other customary industry terms, all of which could affect our recognition of revenue currently reflected in our December 31, 2006 backlog. If industry backlog for railcars declines below certain levels, one of our customers, which accounts for 49% of our December 31, 2006 backlog, will be permitted to cancel some of its orders after at least 180 days written notice, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, delivery dates may be subject to deferral, thereby delaying the date on which we will deliver the associated railcars and realize revenues attributable to such railcar backlog. Therefore, our current level of reported railcar backlog may not necessarily represent the level of revenues that we may generate in any future period. Furthermore, any contract included in our reported railcar backlog that actually generates revenues may not be profitable.

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

	Years ended December 31,
	2002	2003	2004	2005	2006 (8)
	(in thousands, except per share amounts)
Consolidated statement of operations data:
Revenues
Manufacturing operations (1)	$138,441	$188,119	$316,432	$564,513	$597,913
Railcar services (2)	30,387	29,875	38,624	43,647	48,139

Total revenues	168,828	217,994	355,056	608,160	646,052
Cost of goods sold
Cost of manufacturing operations (3)	(134,363)	(174,629)	(306,283)	(518,063)	(537,344)
Cost of railcar services (4)	(29,533)	(29,762)	(34,473)	(38,041)	(38,020)

Total cost of goods sold	(163,896)	(204,391)	(340,756)	(556,104)	(575,364)

Gross profit	4,932	13,603	14,300	52,056	70,688
Pension settlement expense	—	—	—	(8,878)	—
Income related to insurance recoveries, net	—	—	—	—	9,946
Gain on asset conversion, net	—	—	—	—	4,323
Selling, administrative and other	(9,505)	(10,340)	(10,334)	(16,476)	(20,473)
Stock based compensation expense	—	—	—	—	(7,926)

Operating earnings (loss)	(4,573)	3,263	3,966	26,702	56,558
Interest income (5)	3,619	3,161	4,422	1,658	1,504
Interest expense (6)	(4,853)	(3,616)	(3,667)	(4,846)	(1,372)
Income (loss) from joint venture	—	(604)	(609)	610	(734)

Earnings (loss) before income tax benefit (expense)	(5,807)	2,204	4,112	24,124	55,956
Income tax benefit (expense)	1,894	(1,139)	(2,191)	(9,356)	(20,752)

Net earnings (loss)	$(3,913)	$1,065	$1,921	$14,768	$35,204
Less preferred dividends	(7,139)	(9,690)	(13,241)	(13,251)	(568)

Net earnings (loss) available to common shareholders	$(11,052)	$(8,625)	$(11,320)	$1,517	$34,636

Weighted average shares outstanding basic (7)	9,328	9,328	10,143	11,147	20,667
Net earnings (loss) per common share basic (7)	$(1.18)	$(0.92)	$(1.12)	$0.14	$1.68

Weighted average shares outstanding diluted (7)	9,328	9,328	10,143	11,147	20,756
Net earnings (loss) per common share diluted (7)	$(1.18)	$(0.92)	$(1.12)	$0.14	$1.67

Dividends declared per common share	—	—	—	—	$0.12

Consolidated balance sheet data (at period end):
Cash and cash equivalents	$183	$65	$6,943	$28,692	$40,922
Net working capital	16,065	15,084	46,565	25,768	126,086
Net property, plant and equipment	75,746	71,230	76,951	92,985	130,293
Total assets	187,590	196,508	356,840	268,580	338,926
Total liabilities	98,463	190,704	221,817	161,820	88,746
Total shareholders’ equity	89,127	5,804	135,023	106,760	250,180

Consolidated cash flow data:
Net cash provided by (used in) operating activities	$10,611	$(1,639)	$(17,082)	$41,571	$29,967
Net cash used in investing activities	(535)	(2,251)	(11,037)	(22,580)	(51,704)
Net cash provided by (used in ) financing activities	(11,369)	3,772	34,997	2,758	33,967

(1)	Includes revenues from transactions with affiliates of $63.6 million, $62.9 million, $64.4 million, $47.2 million and $50.0 million in 2002, 2003, 2004, 2005 and 2006, respectively.

(2)	Includes revenues from transactions with affiliates of $12.8 million, $11.0 million, $19.4 million, $20.6 million and $18.9 million in 2002, 2003, 2004, 2005 and 2006, respectively.
(3)	Including costs from transactions with affiliates of $55.7 million, $54.4 million, $59.1 million, $44.1 million and $43.4 million in 2002, 2003, 2004, 2005 and 2006, respectively.
(4)	Includes costs from transactions with affiliates of $12.2 million, $10.1 million, $15.5 million, $16.2 million and $14.7 million in 2002, 2003, 2004, 2005 and 2006, respectively. 2005 also includes $2.0 million charge for pension settlement.
(5)	Includes interest income from affiliates of $3.4 million, $3.0 million, $3.9 million, $1.0 million and zero in 2002, 2003, 2004, 2005 and 2006, respectively.
(6)	Includes interest expense to affiliates of $1.5 million, $2.1 million and $0.1 million in 2006, respectively.
(7)	Share and per share data have been restated to give effect to the merger, as discussed in Note 21 of our Financial Statements.
(8)	Includes the acquisition of Custom Steel effective as of March 31, 2006, which provided cost savings during 2006 within our cost of goods sold cost of manufacturing operations.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

American Railcar Industries, Inc.

Date: February 15, 2007	By:	/s/ William P. Benac
	Name:	William P. Benac
	Title:	Senior Vice President and Chief Financial Officer

Exhibit index

Exhibit No.	Description of Exhibit

31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer.*

32.1	Certification pursuant to 18U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith