Form 10-Q
period 2007-03-31
American Railcar Industries, Inc./DE
filed 2007-05-04
CIK 1344596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to _________
Commission File No. 000-51728

AMERICAN RAILCAR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1481791
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Clark Street, St. Charles, Missouri	63301
(Address of principal executive offices)	(Zip Code)
(636) 940-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non–accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on April 26, 2007 was 21,242,329 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	March 31,	December 31,

	2007	2006

Assets
Current assets:
Cash	$323,433	$40,922
Accounts receivable, net	40,273	34,868
Accounts receivable, due from affiliates	9,982	9,632
Inventories, net	111,157	103,510
Prepaid expenses	5,152	5,853
Deferred tax assets	2,072	2,089

Total current assets	492,069	196,874
Property, plant and equipment, net	134,469	130,293
Deferred debt issuance costs	4,200	235
Goodwill	7,169	7,169
Other assets	37	37
Investment in joint venture	4,542	4,318

Total assets	$642,486	$338,926

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$75	$88
Accounts payable	59,687	54,962
Accounts payable, due to affiliates	1,727	1,689
Accrued expenses and taxes	13,460	3,131
Accrued compensation	9,969	10,282
Accrued dividends	637	636

Total current liabilities	85,555	70,788
Long-term debt, net of current portion	—	8
Senior unsecured notes	275,000	—
Deferred tax liability	5,035	7,042
Pension and post-retirement liabilities	10,465	10,859
Other liabilities	2,201	49

Total liabilities	378,256	88,746
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,235,186 and 21,207,773 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	212	212
Additional paid-in capital	236,986	235,768
Retained earnings	29,474	16,649
Accumulated other comprehensive loss	(2,442)	(2,449)

Total stockholders’ equity	264,230	250,180

Total liabilities and stockholders’ equity	$642,486	$338,926

See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	March 31,	March 31,

	2007	2006

Revenues:
Manufacturing operations (including revenues from affiliates of $16,018 and $15,027 for the three months ended March 31, 2007 and 2006, respectively)	$175,127	$166,490

Railcar services (including revenues from affiliates of $3,934 and $5,982 for the three months ended March 31, 2007 and 2006, respectively)	12,216	12,239

Total revenues	187,343	178,729

Cost of goods sold:
Manufacturing operations (including costs related to affiliates of $14,520 and $14,068 for the three months ended March 31, 2007 and 2006, respectively)	(149,439)	(148,256)

Railcar services (including costs related to affiliates of $3,093 and $4,571 for the three months ended March 31, 2007 and 2006, respectively)	(9,923)	(10,213)

Total cost of goods sold	(159,362)	(158,469)
Gross profit	27,981	20,260

Selling, administrative and other	(6,703)	(8,695)

Earnings from operations	21,278	11,565

Interest income	1,881	486
Interest expense (including interest expense to affiliates of zero and $98 for the three months ended March 31, 2007 and 2006, respectively)	(1,938)	(1,030)
Earnings from joint venture	227	475

Earnings before income tax expense	21,448	11,496
Income tax expense	(7,941)	(4,235)

Net earnings	$13,507	$7,261

Less preferred dividends	—	(568)

Earnings available to common shareholders	$13,507	$6,693

Net earnings per common share — basic	$0.64	$0.35
Net earnings per common share — diluted	$0.63	$0.35
Weighted average common shares outstanding — basic	21,220	19,013
Weighted average common shares outstanding — diluted	21,310	19,047

Dividends declared per common share	$0.03	$0.03
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended
	March 31,	March 31,

	2007	2006

Operating activities:
Net earnings	$13,507	$7,261
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	3,364	2,261
Amortization of deferred costs	87	29
Long-lived asset impairment charges	—	401
Loss on disposal of property, plant and equipment	22	—
Write-off of deferred financing costs	—	565
Stock based compensation	632	3,550
Excess tax benefits from stock option exercises	(10)	—
Change in joint venture investment as a result of earnings	(227)	(475)
Provision for deferred income taxes	(1,990)	709
Provision for losses on accounts receivable	(79)	39
Changes in operating assets and liabilities:
Accounts receivable, net	(5,326)	(5,779)
Accounts receivable, due from affiliate	(350)	(8,078)
Inventories	(7,647)	(6,626)
Prepaid expenses	701	(2,443)
Accounts payable	4,725	(4,293)
Accounts payable, due to affiliate	38	240
Accrued expenses and taxes	9,981	3,208
Other	1,769	(181)

Net cash provided by (used in) operating activities	19,197	(9,612)

Investing activities:
Purchases of property, plant and equipment	(7,558)	(9,915)
Repayment of note receivable from affiliate (Ohio Castings LLC)	—	146
Acquisitions	—	(17,061)

Net cash used in investing activities	(7,558)	(26,830)

Financing activities:
Proceeds from sale of common stock	—	205,275
Offering costs — initial public offering	—	(14,667)
Preferred stock redemption	—	(82,056)
Preferred stock dividends	—	(11,904)
Common stock dividends	(636)	—
Decrease in amounts due to affiliates	(4)	(20,482)
Proceeds from stock option exercises	576	—
Excess tax benefits from stock option exercises	10	—
Proceeds from issuance of senior unsecured notes, gross	275,000	—
Offering costs — senior unsecured notes issuance, gross	(4,013)	—
Finance fees related to new credit facility	(40)	(265)
Repayment of debt	(21)	(40,213)

Net cash provided by financing activities	270,872	35,688

Increase (decrease) in cash	282,511	(754)
Cash at beginning of period	40,922	28,692

Cash at end of period	$323,433	$27,938

See notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2007 and 2006
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. and subsidiaries (collectively the “Company” or “ARI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Balance Sheet as of December 31, 2006 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report attached on Form 10-K, as amended, for the year ended December 31, 2006. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
Note 1 — Description of the Business
The condensed consolidated financial statements of the Company include the accounts of American Railcar Industries, Inc. and its wholly owned subsidiaries. Through its subsidiary Castings, LLC (“Castings”), the Company has a one-third ownership interest in Ohio Castings Company, LLC (“Ohio Castings”), a limited liability company formed to produce steel railcar parts, such as sideframes, bolsters, couplers and yokes, for use or sale by the ownership group. All intercompany transactions and balances have been eliminated.
ARI manufactures railcars, custom designed railcar parts for industrial companies, railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by selected customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.3% and 0.2%, respectively, of total consolidated revenues for the three months ended March 31, 2007 and 2006. Canadian assets were 0.2% and 0.4%, respectively, of total consolidated assets as of March 31, 2007 and December 31, 2006.
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
The fair value of the assets and acquired liabilities that resulted in goodwill for the acquisition consisted of $3.8 million of inventory, $8.0 million of property, plant and equipment, and $1.8 million of a deferred tax liability.
The acquisition was accounted for under the purchase method of accounting, with the purchase price being allocated to the assets acquired based on relative fair values. Accordingly, the related results of operations of Custom Steel have been included in the condensed consolidated statement of operations after March 31, 2006.
Note 2 — Recent accounting pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes, an interpretation of Statement Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of January 1, 2007, as required. See Note 10 for further discussion.
In September 2006, the FASB issued Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This guidance eliminates one of the accounting methods used to plan for major maintenance activities. This FSP should be applied to the first fiscal year beginning after December 15, 2006. The Company adopted this FSP on January 1, 2007. This FSP did not have a significant impact on its financial position and results of operations.
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
In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (or FAS 158). FAS 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the Plans) as an asset or liability in the 2006 year end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. FAS 158 also requires the Company to measure the funded status of the Plans as of the year end balance sheet date not later than December 31, 2008. The Company adopted a portion of this standard as required at December 31, 2006. The Company will adopt the other portion of this standard during 2008 and is currently evaluating the impact that this will have on its statement of financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its consolidated financial position and results of operations.
Note 3 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Raw materials	$61,729	$67,258
Work-in process	22,986	23,623
Finished products	29,236	15,358

Total inventories	113,951	106,239
Less reserves	(2,794)	(2,729)

Total inventories, net	$111,157	$103,510

Note 4 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment as of March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006

Property, plant and equipment
Buildings	$102,900	$102.737
Machinery and equipment	95,326	93,060

	198,226	195,797
Less accumulated depreciation	(78,224)	(75,204)

Net property, plant and equipment	120,002	120,593
Construction in process	11,602	6,835
Land	2,865	2,865

Total property, plant and equipment	$134,469	$130,293

Depreciation Expense
Depreciation expense for the three months ended March 31, 2007 and 2006 was $3.4 million and $2.3 million, respectively.
Capitalized Interest
In conjunction with the Senior Unsecured Fixed Rate Notes offering described in Note 9, the Company began recording capitalized interest on certain property, plant and equipment capital projects. The amount of interest capitalized as of March 31, 2007 was $0.02 million. No interest was capitalized as of December 31, 2006.
Note 5 — Long-Lived Asset Impairment Charges
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2006, the Company reduced the carrying value of equipment purchased under a lease agreement from an unrelated third party by $0.4 million for its manufacturing plants, which is reflected in the consolidated statement of operations under costs of manufacturing operations.
Note 6 — Goodwill
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
The Company performs the goodwill impairment test required by SFAS No. 142 as of March 1 of each year. The valuation uses a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the 2007 annual impairment tests related to the goodwill generated from the Custom Steel acquisition.

Note 7 — Investment in joint venture
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
The Company has determined that, although the joint venture is a variable interest entity (“VIE”), the Company is not the primary beneficiary and the joint venture should not be consolidated in the Company’s financial statements. The risk of loss to Castings and the Company is limited to its investment in the VIE and a portion of Ohio Castings’ debt, which the Company has guaranteed. The two other partners of Ohio Castings have made similar guarantees of these obligations.
The carrying amount of the investment in Ohio Castings by Castings was $4.5 million and $4.3 million, respectively at March 31, 2007 and December 31, 2006.
The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio as further discussed in Note 12. The value of the guarantee, which was $0.05 million at March 31, 2007, has been recorded by the Company in accordance with FASB Interpretation No. 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.
For the three months ended March 31, 2007 and 2006, the cost of railcar manufacturing included $14.0 million and $12.0 million, respectively, in products produced by Ohio Castings.
Inventory at both March 31, 2007 and December 31, 2006 includes $4.1 million of purchases from Ohio Castings. Approximately $0.2 million and $0.1 million of costs, respectively, were eliminated at March 31, 2007 and December 31, 2006 as it represented profit from a related party for inventory still on hand.
Summary combined financial position information for Ohio Castings, the investee company, as of March 31, 2007 and December 31, 2006, are as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Financial position:
Current assets	$15,095	$13,650
Property, plant, and equipment, net	15,696	15,297

Total assets	30,791	28,947

Current liabilities	17,476	15,855
Long-term debt	7,194	7,659

Total liabilities	24,670	23,514

Member’s equity	6,121	5,433

Total liabilities and member’s equity	$30,791	$28,947

Summary combined results of operations for Ohio Castings, the investee company, for the three months ended March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006
	(in thousands)
Results of operations:
Sales	$21,880	$37,339

Earnings from operations	620	1,327

Net earnings	$688	$1,424

Note 8 — Warranties
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
The change in the Company’s warranty reserve, which is reflected on the balance sheet in accrued expenses, is as follows for the three month period ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Liability, beginning of period	$1,753	$1,237
Expense for new warranties issued	546	466
Warranty claims	(300)	(469)

Liability, end of period	$1,999	$1,234

Note 9 — Long-term Debt
Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Revolving line of credit	$—	$—
Senior unsecured notes	275,000
Other	75	96

Total long-term debt, including current portion	$275,075	$96
Less current portion of debt	75	88

Total long-term debt, net of current portion	$275,000	$8

Revolving Line of Credit
Concurrent with the completion of the initial public offering in January 2006, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility with North Fork Business Capital Corporation, as administrative agent for various lenders. The note bears interest at various rates based on LIBOR or prime. The revolving credit facility originally provided that the payment of dividends triggers a demand right in favor of ARI’s lenders unless ARI meets certain financial covenants and provides advance notice of the dividend to its lenders. Prior to the amendment in October 2006, the revolving credit facility had a total commitment of the lesser of (i) $75.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials and finished goods inventory. In addition, the revolving credit facility included a $15.0 million capital expenditure sub-facility based on a percentage of the costs related to capital projects the Company may undertake. The revolving credit facility was initially for a three-year term. Borrowings under the revolving credit facility are collateralized by accounts receivable, contracts, leases, instruments, chattel paper, inventory, pledged accounts, certain other assets and equipment purchased with proceeds of the capital expenditure sub-facility. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a fixed charge coverage ratio, a maximum total debt leverage ratio and limitations on capital expenditures and dividends.
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
During February 2007, the Company entered into a second amendment to its revolving credit agreement. Effective March 2007, the Company entered into a third amendment to its revolving credit agreement. The revolving credit facility, as amended by the second amendment and the third amendment, requires that when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), the Company must meet an adjusted fixed charge coverage ratio of not less than 1.2 to 1.0 on a quarterly and/or annual basis, and further requires that if any indebtedness has been incurred or assumed during the applicable quarter (other than indebtedness for loans under the revolving credit facility), or when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), the Company must meet a leverage ratio calculated based on the outstanding amount of indebtedness to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), as defined in the revolving credit facility, as amended, of not greater than 4.0 to 1.0 on a quarterly and/or annual basis.
The revolving credit facility, as amended, includes certain limitations on, among other things, the Company’s ability to incur or maintain indebtedness, modify the Company’s current governing documents, sell or dispose of collateral, grant credit and declare or pay dividends or make distributions on common stock or other equity securities. The limitation on certain of the actions addressed by the revolving credit facility is in the nature of a right in favor of the administrative agent and the Company’s lenders to accelerate all of the Company’s obligations under the revolving credit facility, a demand right that is triggered by certain actions, rather than in the nature of a negative covenant by which the Company contractually agrees not to take such actions. Included among the actions that trigger a demand right are certain actions to modify the Company’s governing documents, sell or dispose of collateral, grant credit, incur or maintain indebtedness, and make dividends and distributions. An incurrence or the maintenance of indebtedness triggers a demand right if it causes a modified version of the adjusted ratio of the Company’s indebtedness (the modified version of this ratio does not include indebtedness for loans under the revolving credit facility) to EBITDA, as defined in the revolving credit facility to be greater than 4.0 to 1.0. The direct or indirect payment of dividends or distributions, or purchase, redemption, or retirement of capital stock, equity interests, options or rights to purchase capital stock or equity interests, or payments to sinking or analogous funds, triggers a demand right if, when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), it causes the adjusted fixed charge coverage ratio to be less than 1.2 to 1.0 or the ratio of adjusted indebtedness to EBITDA to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis, as defined in the revolving credit agreement, as amended.
At March 31, 2007 the Company had no borrowings outstanding and $88.4 million of availability under the revolving credit facility based upon the amount of its eligible accounts receivable and inventory (and without regard to any financial covenants), or $58.4 million of availability, if the Company were to maintain excess availability of at least $30 million. The Company was not required to calculate the leverage ratio or the adjusted fixed charge coverage ratio as of March 31, 2007, as its excess availability was greater than $30.0 million and there were no other circumstances that required these two ratios to be tested as of that date. As of March 31, 2007, the Company was in compliance with each debt covenant that was rendered inapplicable as a result of the $30.0 million excess availability requirement.
As of March 31, 2007, the interest rate on the borrowings under the revolving credit facility was 7.75% and was based on the U.S. prime rate at that time.
The Company declared dividends of $0.03 per common share during the three months ended March 31, 2007, which did not breach any covenants in the revolving credit agreement.
Mortgage Note
The Company has a mortgage note outstanding with a liability of $0.08 million and $0.10 million, respectively, as of March 31, 2007 and December 31, 2006. This mortgage matures in 2008.
Senior Unsecured Fixed Rate Notes
On February 28, 2007, the Company completed the offering of $275.0 million of senior unsecured fixed rate notes. The proceeds of the offering are anticipated to be utilized to fund identified capital expenditure plans and general corporate purposes, including capital expenditures, strategic transactions, working capital and expenses of the offering.
The notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2007. The terms of the notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. The Company was in compliance with all of its covenants under the notes as of March 31, 2007.
The notes may be redeemed, up to 35%, beginning on March 1, 2010, at an initial redemption price of 107.50% of their principal amount, plus accrued and unpaid interest with money that the Company raises from one or more qualified equity offerings. The redemption price declines to 100% beginning March 1, 2011.
The Company filed a registration statement on March 21, 2007 to effect an exchange offer relating to the notes. This registration statement became effective on March 30, 2007. The terms of the exchange notes to be issued in the exchange offer are substantially identical to the terms of the outstanding notes, except that the exchange notes will be freely tradable. The exchange offer expires on May 4, 2007, unless the Company extends the offer.
The fair value of theses notes was approximately $282.9 million at March 31, 2007.
Note 10 — Income Taxes
The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of this adoption, the Company recognized an increase to its unrecognized tax positions of $0.1 million, which was recorded as a cumulative effect adjustment to retained earnings. As a result of implementing FIN 48, the Company had $2.2 million of unrecognized tax benefits, of which $0.5 million, if recognized, would affect the Company’s effective tax rate.
Upon adoption of FIN 48, the Company has elected a new accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in the Company’s tax returns. As of the adoption date, the Company has $0.2 million of accrued interest expense, net of taxes related to unrecognized tax benefits. Penalties, if incurred, would be accounted for as a component of tax expense.
The Company’s US federal income tax return for the 2003 tax year remains subject to examination by the Internal Revenue Service (“IRS”). The IRS commenced an examination of the Company’s 2004 and 2005 federal income tax returns during the fourth quarter of 2006. This examination is anticipated to be completed by the end of 2007. While it may be possible that a reduction could occur with the Company’s unrecognized tax benefits as an outcome of the IRS examination, it is not quantifiable at this time. However, management anticipates that any adjustments would not result in a material change to the results of operations or financial condition of the Company.
No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2004 and 2005 federal income tax returns will expire on September 15, 2008 and 2009, respectively.
The Company’s state income tax returns for the 2002 through 2006 tax years remain subject to examination by various state authorities with the latest closing period on November 15, 2011. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.
The Company’s foreign subsidiary’s income tax returns for the 2003 through 2006 tax years remain subject to examination by Canada. The foreign subsidiary is currently not under examination and no statutes have been extended.
Note 11 — Employee Benefit Plans
The Company is the sponsor of two defined benefit plans that cover certain employees at designated repair facilities. One defined benefit plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second defined benefit plan that covers only certain of the Company’s union employees is active and benefits continue to accrue thereunder. The assets of all funded plans are held by independent trustees and consist primarily of equity and fixed income securities. The Company is also the sponsor of an unfunded unqualified supplemental executive retirement plan (SERP) in which several of its employees are participants. The SERP is frozen and no additional benefits are accruing thereunder. The Company uses a measurement date of October 1 for all pension plans.
The Company also provides postretirement health care and life insurance benefits for certain of its salaried and hourly retired employees. The measurement date for the postretirement plan is October 1. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.
The Company recorded total expenses relating to these plans of $0.2 million in the three months ended March 31, 2007 and 2006.
The components of net periodic benefit cost for the three months ended March 31, 2007 and 2006 are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Service cost	$60	$45
Interest cost	241	199
Expected return on plan assets	(240)	(182)
Amortization of unrecognized net gain	51	—
Recognized gains	—	48

Net periodic benefit cost recognized	$112	$110

	Postretirement Benefits
	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Service cost	$32	$3
Interest cost	75	52
Amortization of prior service cost	5	—
Amortization of loss	12	—

Net periodic benefit cost recognized	$124	$55

The Company also maintains a qualified defined contribution plan, which provides benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million for the three months ended March 31, 2007 and 2006.
Note 12 — Commitments and Contingencies
The Company leases certain facilities from an entity owned by its Chief Executive Officer, certain affiliates of ARI and third parties. Total rent expense on all leases was approximately $0.9 million and $1.3 million, respectively, for the three months ended March 31, 2007 and 2006. Expenses to related parties included in these amounts were $0.2 million for the three months ended March 31, 2007 and 2006.
In connection with our acquisition in January 2005 of Castings LLC, which owns a one-third ownership interest in Ohio Castings Company, LLC, from ACF Industries Holding Corp., a company beneficially owned and controlled by Mr. Icahn, we agreed to assume certain, and indemnify all liabilities related to and arising from ACF Industries Holding Corp.’s investment in Castings LLC, including the guarantee of Castings LLC’s obligations to Ohio Castings, the guarantee of bonds in the amount of $10.0 million issued by the State of Ohio to one of Ohio Castings’ subsidiaries, of which $5.8 million was outstanding as of March 31, 2007, and the guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.5 million was outstanding as of March 31, 2007. The two other partners of Ohio Castings have made similar guarantees of these obligations.
The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. ARI is involved in investigation and remediation activities at properties that it now owns or leases to address historical contamination and potential contamination by third parties. The Company is also involved with state agencies in the cleanup of two sites under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to ARI in 1994 by ACF Industries LLC (“ACF”), an affiliate of Carl C. Icahn, and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to ARI, ARI would be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
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
The Company entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at our railcar production facilities. The agreements have terms of two and three years respectively. The Company has agreed to purchase a combined total of $65.7 million from these two suppliers over three years. In 2007 and 2008, ARI expects to purchase $26.3 million and $24.0 million, respectively, under these agreements.
ARI entered into supply agreements on January 28, 2005 and on June 8, 2005 with a supplier for two types of steel plate. The agreement is for five years and is cancelable by either party, with proper notice after two years. The agreement commits ARI to buy 75% of its production needs from this supplier at prices that fluctuate with market.
In January 2006, the Company entered into an agreement with a third party vendor for a specified number of wheels and related parts, including axles and roller bearings. The Company was required to prepay for a portion of the requirements under this agreement. The Company expects to purchase $7.8 million from this vendor in 2007 under this agreement.
In 2006, the Company entered into agreements to purchase a minimum of 60% of our requirements of selected draft and truck components for the years 2007, 2008 and 2009.
Note 13 — Initial Public Offering
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

The net proceeds from the offering were applied as follows (in millions):

Redemption of all oustanding shares of preferred stock	$94.0
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Acquisition of Custom Steel	17.2
Payment of payables in connection with acquisition	5.3
Investment in plant, property and equipment	12.7
Offering costs paid during the first quarter	1.4

Total uses	$192.0

Note 14 — Comprehensive Income
The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net earnings	$13,507	$7,261

Foreign currency translation adjustment	7	—

Comprehensive income	$13,514	$7,261

Note 15 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average basic common shares outstanding	21,220,302	19,013,011
Dilutive effect of employee stock options (1)	89,937	33,669

Weighted average diluted common shares outstanding	21,310,239	19,046,680

(1)	Stock options to purchase 75,000 shares of common stock granted during the second quarter of 2006 were not included in the calculation for diluted earnings per share for the three months ended March 31, 2007. These options would have resulted in an antidilutive effect to the earnings per share calculation.
Note 16 — Stock based Compensation
In December 2004, the FASB issued SFAS 123(R), which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123(R) generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 107, Share- Based Payment, to provide additional guidance to public companies in applying the provisions of Statement 123(R). During 2005, the FASB issued three FASB Staff Positions (“FSP”): FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” and FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has adopted the provisions of SAB 107 in conjunction with the adoption of Statement 123(R) and also considers the guidance provided in the FSPs. The requirements of SFAS No. 123(R) became effective for the Company on January 19, 2006 in connection with the initial public offering and the equity incentive plan created in 2005 (discussed below).
The following table presents the amounts for stock based compensation expense incurred by ARI for each of the three months ended March 31, 2007 and 2006 and the corresponding line items on the statement of operations that they are classified within:

	Three Months Ended
	March 31,
	2007	2006

Stock based compensation expense:
Cost of goods sold: manufacturing operations	$47	$—
Selling, administrative and other	585	3,550

Total stock based compensation expense	$632	$3,550

Net income for the three months ended March 31, 2007 and 2006 includes $0.2 million and $1.3 million, respectively of income tax benefits related to our stock-based compensation arrangements.
Stock Options
Concurrent with the initial public offering, the Company granted options to purchase a total of 484,876 shares of common stock under the 2005 equity incentive plan (as amended, the “2005 Plan”). These options were granted at an exercise price equal to the initial public offering price of $21.00 per share. The options have a term of five years and vest in equal annual installments over a three-year period. The Company determined that the stock option expense for these options will total approximately $3.5 million over the three year vesting period using a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; 5-year term; interest rate of 4.35%; and dividend yield of 1%. The Company accounts for the 2005 Plan under the recognition and measurement principles of SFAS No. 123(R), and its related provisions. As there was no history with the stock prices of the Company, the stock volatility rate was determined using volatility rates for several other similar companies within the railcar industry. The five year term represents the expiration of each option. The interest rate used was the five year government T — Bill rate on the date of grant. Dividend yield was determined from an average of other companies in the industry, as the Company did not have a history of dividend rates.
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
The Company recognized $0.33 million and $0.55 million, respectively, of compensation expense during the three months ended March 31, 2007 and 2006 related to stock option grants made under the 2005 plan. The Company recognized income tax benefits related to stock options of $0.1 million and $0.2 million, respectively, during the three months ended March 31, 2007 and 2006.
The following is a summary of option activity under the 2005 plan for January 1, 2007 through March 31, 2007:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of period, January 1, 2007	559,876	$22.97	48 months	$8.05	$6,199
Granted	—	—
Exercised	(27,413)	$21.00
Cancelled	—	—

Outstanding at the end of period, March 31, 2007	532,463	$23.07	45 months	$8.09	$3,589

Exercisable at the end of period, March 31, 2007	134,210	$21.00	45 months	$7.28	$1,182

Options to purchase 27,413 shares of the Company’s common stock were exercised during the three months ended March 31, 2007. The Company realized a tax benefit of $0.1 million related to these option exercises. No options were exercised in the three months ended March 31, 2006 as no options were exercisable during 2006.
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
The Company recognized $0.3 million and $3.0 million, respectively, of compensation expense during the three months ended March 31, 2007 and 2006, for this restricted stock grant. The Company recognized $0.1 million and $1.1 million of income tax benefits in the three months ended March 31, 2007 and 2006, respectively, for this restricted stock grant.

The following is a summary of the status and activity related to non-vested shares from January 1, 2007 through March 31, 2007:

		Weighted
	Non-vested	Average Grant
	Stock Awards	Date Fair Value

Non-vested at January 1, 2007	171,428	$21.00
Granted	—
Vested	(171,428)	21.00

	—

Future stock compensation expense and shares available
As of March 31, 2007, unrecognized compensation costs related to the unvested portion of stock options were approximately $1.7 million and are expected to be recognized over a weighted average period of approximately 26 months.
As of March 31, 2007, an aggregate of 440,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan.
Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The 1,000,000 shares covered by the Plan were registered for issuance to the public with the SEC on a Form S-8 on August 16, 2006. Within the same filing, we registered 114,286 shares of restricted stock that vested in January 2006.
Note 17—Common Stock, Mandatorily Redeemable Preferred Stock, and New Preferred Stock
On January 24, 2006, the Company completed the sale of 9,775,000 shares of common stock to the public pursuant to an effective registration statement at a price of $21.00 per share. In connection with the offering, the Company redeemed all mandatorily redeemable preferred stock and new preferred stock, including accrued dividends of $11.9 million, for a total of $94.0 million.
During each quarter of 2006 and in the first quarter of 2007, the Board of Directors of the Company declared and paid cash dividends of $0.03 per share of common stock of the Company to shareholders of record as of a given date.
During the first three months of 2007, the Company issued 27,413 shares of its common stock as certain holders of stock options exercised some of their vested options.
Note 18—Related Party Transactions
In connection with the 1994 ACF asset transfer, described in Note 1, the Company entered into the following administrative and operating agreements with ACF, effective as of October 1, 1994:
Manufacturing services agreement
Under the manufacturing services agreement, ACF agreed to manufacture and distribute, at the Company’s instruction, various products using certain assets that the Company acquired pursuant to the 1994 ACF asset transfer agreement. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. Components supplied to ARI by ACF include tank railcar heads, wheel sets and various structural components. In the three months ended March 31, 2007 and 2006, ARI purchased inventory of $13.4 million and $22.5 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

Supply Agreement
Under this agreement, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement totaled zero and $0.1 million for the three months ended March 31, 2007 and 2006 and is included under revenue from affiliates on the accompanying condensed consolidated statement of operations.
The Company has the following agreements with ARL and its subsidiaries:
ARL Railcar Servicing Agreement
Under this agreement, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. Revenue of $3.9 million and $6.0 million, respectively, for the three months ended March 31, 2007 and 2006, included under revenue from affiliates on the statement of operations, was recorded under this arrangement. The agreement extends through June 30, 2007 and automatically renews for one-year periods unless either party provides at least six months prior notice of termination or if an agreement is reached to terminate the contract. Termination by the Company would result in a fee payable to ARL of $0.5 million.
ARL Services Agreement and ARI/ARL Separation Agreement
Under the Company’s services agreement with ARL, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by Mr. Unger, which is further described in Note 14. Under this agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based on an agreed upon a fixed annual fee. Total fees paid to ARL were $0.2 million and $0.5 million, respectively, for the three months ended March 31, 2007 and 2006. The Company did not bill ARL in either the three months ended March 31, 2007 or 2006 as no services were performed under this agreement for ARL. The fees paid to ARL are included in costs related to affiliates on the statement of operations. Either party may terminate any of these services, and the associated costs for these services, on at least six months prior notice at any time prior to the termination of the agreement on December 31, 2007 or if an agreement is reached to terminate the contract.
On March 30, 2007, ARI and ARL agreed, pursuant to a separation agreement, to terminate, effective December 31, 2006, all services provided to ARL by the Company under the services agreement. Additionally, the separation agreement provided that all services provided to the Company by ARL under the services agreement would be terminated except for rent and building services. Under the separation agreement, ARL agreed to waive the six month notice requirement for termination required by the services agreement.
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
Additional Agreements with ACF
ARI entered into a note payable with ACF Holding, an affiliate, for $12.0 million effective January 1, 2005, in connection with the purchase of Castings (Note 1). The note bears interest at prime plus 0.5% and is due on demand. This note was paid off in full in connection with the initial public offering, as discussed in Note 15.
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three months ended March 31, 2007 and 2006.
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
Agreements with Affiliated Parties
On December 17, 2004, ARI borrowed $7.0 million under a note payable to Arnos Corp., an affiliate of ARI. The note bears interest at prime plus 1.75% and was payable on demand. Interest expense on the note was $0.1 million for the three months ended March 31, 2006. This note was paid off in full in connection with the initial public offering, as discussed in Note 13.
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated in 2005 with a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in Investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $1.5 million at March 31, 2007 and December 31, 2006.
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
Financial Information for Transactions with Affiliates
As of March 31, 2007, amounts due from affiliates were $10.0 million in accounts receivable from Ohio Castings and ARL. As of December 31, 2006, amounts due from affiliates represented $9.6 million in receivables from ACF, Ohio Castings and ARL.

As of March 31, 2007 and December 31, 2006, amounts due to affiliates included $1.7 million in accounts payable to ACF.
Cost of railcar manufacturing for the three months ended March 31, 2007 and 2006 included $14.0 million and $12.0 million, respectively, in railcar products produced by Ohio Castings, which is partially owned by Castings, as described in Note 1. Expenses of zero and $0.1 million paid to Castings under a supply agreement are included in the cost of railcar manufacturing for the three months ended March 31, 2007 and 2006, respectively. Inventory at both March 31, 2007 and December 31, 2006 includes $4.1 million of purchases from Ohio Castings.
Note 19—Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments; manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended	Manufacturing	Railcar	Corporate
March 31, 2007	Operations	Services	& all other	Eliminations	Totals

	(in thousands)
Revenues from external customers	$175,127	$12,216	$—	$—	$187,343
Intersegment revenues	269	125	—	(394)	—
Cost of goods sold — external customers	(149,439)	(9,923)	—	—	(159,362)
Cost of intersegment sales	(239)	(119)	—	358	—

Gross profit	25,718	2,299	—	(36)	27,981
Selling, administrative and other	(1,804)	(553)	(4,346)	—	(6,703)

Earnings (loss) from operations	$23,914	$1,746	$(4,346)	$(36)	$21,278

For the Three Months Ended	Manufacturing	Railcar	Corporate
March 31, 2006	Operations	Services	& all other	Eliminations	Totals

	(in thousands)
Revenues from external customers	$166,490	$12,239	$—	$—	$178,729
Intersegment revenues	901	178	—	(1,079)	—
Cost of goods sold — external customers	(148,256)	(10,213)	—	—	(158,469)
Cost of intersegment sales	(933)	(138)	—	1,071	—

Gross profit	18,202	2,066	—	(8)	20,260
Selling, administrative and other	(1,472)	(493)	(6,730)	—	(8,695)

Earnings (loss) from operations	$16,730	$1,573	$(6,730)	$(8)	$11,565

	Manufacturing	Railcar	Corporate
As of	Operations	Services	& all other	Eliminations	Totals

	(in thousands)
March 31, 2007
Total assets	$280,752	$35,271	$326,463	$—	$642,486
December 31, 2006
Total assets	$255,169	$33,764	$49,993	$—	$338,926

Manufacturing Operations
Revenues from affiliates were 8.6% and 8.4% of total consolidated revenues for the three months ended March 31, 2007 and 2006, respectively.
Revenues from one significant customer totaled 57.2% and 31.5% of total consolidated revenues for the three months ended March 31, 2007 and 2006, respectively.
Revenues from two significant customers were 65.8% and 46.1% of total consolidated revenues for the three months ended March 31, 2007 and 2006, respectively.
Receivables from one significant customer were 33.1% and 10.0% of total consolidated accounts receivable (including accounts receivable from affiliate) at March 31, 2007 and December 31, 2006, respectively. Receivables from two significant customers were 50.1% and 18.7% of total consolidated accounts receivable (including accounts receivable from affiliate) at March 31, 2007 and December 31, 2006, respectively.
Railcar services
Revenues from affiliates were 2.1% and 3.3% of total consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. No single services customer accounted for more than 10% of total consolidated revenue for the three months ended March 31, 2007 and 2006. No single services customer accounted for more than 10% of total consolidated accounts receivable as of March 31, 2007 and December 31, 2006.
Note 20—Supplemental Cash Flow Information
ARI received interest income of $1.9 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively.
ARI paid interest expense of $0.07 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively.
ARI paid taxes of $0.1 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively.
In February 2006, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of March 22, 2006 that was paid on April 6, 2006.
In February 2007, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of March 22, 2007 that was paid on April 6, 2007.
Note 21—Subsequent Events
On April 4, 2007, the Compensation Committee of the Board of Directors of the Company granted awards of stock appreciation rights (“SARs”) to certain employees pursuant to the Company’s 2005 Equity Incentive Plan, as amended. The Committee granted an aggregate of 277,100 SARs. The SARs will be settled in cash and have an exercise price of $29.49, which was the closing price of the Company’s common stock on the date of grant. The SARs will vest in 25% increments on the first, second, third and fourth anniversaries of the grant date. The SARs have a term of seven years. Subsequent to the granting of these SARs, 3,300 SARs granted to two non-executive employees were forfeited as these two employees resigned from the Company. None of these 3,300 SARs had vested as of the employee’s applicable dates of resignation.
On April 20, 2007, the Company paid its Chief Financial Officer (CFO) a one-time special cash bonus of $500,000 in accordance with the employment agreement currently in place with that officer, which provided for the payment of the bonus if the Company successfully completed its initial public offering.
On May 1, 2007, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record at the close of business of June 28, 2007. These dividends are payable on July 13, 2007.
On May 1, 2007 the Company entered into a third amendment, dated as of March 31, 2007, to its revolving credit facility, as amended. Among other things, as amended by the third amendment, the revolving credit facility provides that, if any indebtedness has been incurred or assumed during the applicable quarter (other than indebtedness for loans under the revolving credit facility), or when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), the Company must meet a leverage ratio calculated based on the outstanding amount of indebtedness to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), as defined in the revolving credit facility, as amended, of not greater than 4.0 to 1.0 on a quarterly and/or annual basis. In addition, as amended by the third amendment, an incurrence or the maintenance of indebtedness triggers a demand right if it causes a modified version of the adjusted ratio of the Company’s indebtedness (the modified version of this ratio does not include indebtedness for loans under the revolving credit facility) to EBITDA, as defined in the revolving credit facility, as amended, to be greater than 4.0 to 1.0.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, financial position or performance to be materially different from any future results, financial position or performance expressed or implied by such forward-looking statements. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “forecast,” “estimate,” “plan,” “projected,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual results or those of our industry could differ materially from those projected in the forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, including:
•	the cyclical nature of our business and adverse economic and market conditions;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing and our ability to maintain relationships with our suppliers of railcar components and raw materials;

•	the highly competitive nature of our industry;

•	the risk of damage to our primary railcar manufacturing facilities or equipment in Paragould or Marmaduke, Arkansas;

•	our reliance upon a small number of customers that represent a large percentage of our revenues;

•	the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;

•	risks associated with our capital expenditure projects, including without limitation:
o	construction delays;

o	unexpected costs;

o	our planned dependence on our planned new flexible railcar manufacturing plant to produce railcars for which we have already accepted orders; and

o	other risks typically associated with the construction of new manufacturing facilities;
•	our dependence on our key personnel;

•	risks associated with our recent and anticipated growth including, without limitation:
o	potential for labor shortages

o	the need to implement improvement to our infrastructure to accommodate that growth; and

o	risks and costs associated with those improvements;
•	risks associated with the conversion of our railcar backlog into revenues;

•	the difficulties of integrating acquired businesses with our own;

•	the risk of lack of acceptance by our customers of our new railcar offerings;

•	the cost of complying with environmental and health and safety laws and regulations;

•	the costs associated with being a public company;

•	our relationship with Carl C. Icahn (our principal beneficial stockholder and the chairman of our board of directors) and his affiliates as a purchaser of our products, supplier of components and services to us and as a provider of significant managerial support;

•	potential failure by ACF Industries LLC (“ACF”), an affiliate of Carl C. Icahn, to honor its indemnification obligations to us;

•	potential risk of increased unionization of our workforce;

•	our ability to manage our pension costs;

•	potential significant warranty claims; and

•	covenants in our revolving credit facility, as amended, our unsecured senior notes and other agreements as they presently exist, governing our indebtedness that limit our management’s discretion in the operation of our businesses.
Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above under “Risk factors” in our Annual Report on Form 10-K filed on February 13, 2007, as amended by our Annual Report on Form 10-K/A filed on February 15, 2007 (the “Annual Report”) and in Part II- Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.
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
RECENT DEVELOPMENTS
On February 28, 2007, we completed an institutional private placement of $275.0 million aggregate principal amount of 7.5% senior notes due 2014 (the “Notes”). The institutional private placement resulted in net proceeds to us of approximately $272.2 million. The Notes were sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act. We intend to use the net proceeds from the offering of the Notes for identified capital expenditure plans and general corporate purposes, including capital expenditures, strategic transactions and working capital.
We filed a registration statement on Form S-4 with the SEC on March 21, 2007 to effect an exchange offer relating to the notes. This registration statement became effective on March 30, 2007. The terms of the exchange notes to be issued in the exchange offer are substantially identical to the terms of the outstanding notes, except that the exchange notes will be freely tradable. The exchange offer expires on May 4, 2007, unless we extend the offer. We do not currently intend to extend the expiration date.
On April 4, 2007, the Compensation Committee of the Board of Directors granted awards of SARs to certain employees pursuant to our 2005 Equity Incentive Plan, as amended. The Committee granted an aggregate of 277,100 SARs. The SARs will be settled in cash and have an exercise price of $29.49, which was the closing price of the Company’s common stock on the date of grant. The SARs will vest in 25% increments on the first, second, third and fourth anniversaries of the grant date. The SARs have a term of seven years. Subsequent to the granting of these SARs, 3,300 SARs granted to two non-executive employees were forfeited as these two employees resigned from the Company. None of these 3,300 SARs had vested as of the employee’s applicable dates of resignation.
RESULTS OF OPERATIONS
Three Months ended March 31, 2007 compared to Three Months ended March 31, 2006
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	March 31,	March 31,

	2007	2006

Revenues:
Manufacturing Operations	93.5%	93.2%
Railcar services	6.5%	6.8%

Total revenues	100.0%	100.0%
Cost of goods sold:
Cost of manufacturing	(79.8%)	(83.0%)
Cost of railcar services	(5.3%)	(5.7%)

Total cost of goods sold	(85.1%)	(88.7%)
Gross profit	14.9%	11.3%
Selling, administrative and other	(3.6%)	(4.8%)

Earnings from operations	11.3%	6.5%
Interest income	1.0%	0.3%
Interest expense	(1.0%)	(0.6%)
Earnings from joint venture	0.1%	0.2%

Earnings before income tax expense	11.4%	6.4%
Income tax expense	(4.2%)	(2.3%)

Net earnings	7.2%	4.1%

Our earnings available to common stockholders for the three months ended March 31, 2007 were $13.5 million, compared to $6.7 million for the three months ended March 31, 2006, representing an increase of $6.8 million. The primary factors for the $6.8 million increase in earnings in the three months ended March 31, 2007 compared to March 31, 2006 are an increase in gross profit for our manufacturing operations, a decrease in selling, administrative and other expenses and a decrease in net interest expense. Also, the Company paid preferred dividends during the first quarter of 2006 amounting to $0.6 million. As a result of the initial public offering, the Company redeemed all preferred stock in January 2006. Furthermore, in relation to the initial public offering, the Company incurred $3.5 million in compensation expense during the three months ended March 31, 2006 consisting of a special bonus of $0.5 million and $3.0 million in compensation expense related to a restricted stock grant.

Revenues
Our revenues for the three months ended March 31, 2007 increased 4.8% to $187.3 million from $178.7 million in the three months ended March 31, 2006. This was due to increased revenues for our manufacturing operations.
Our manufacturing operations revenues for the three months ended March 31, 2007 increased 5.2% to $175.1 million from $166.5 million for the three months ended March 31, 2006. This increase was primarily due to overall price increases for our railcars and a shift in mix toward more expensive railcars. Furthermore, we experienced an increase of railcars shipped from our Marmaduke tank railcar manufacturing complex, partially offset by a decrease in covered hopper railcar shipments. In the three months ended March 31, 2007, we shipped 744 tank railcars and 1,177 covered hopper railcars. In the three months ended March 31, 2006, we shipped 453 tank railcars and 1,527 covered hopper railcars. On average during the first quarter of 2007, tank railcars we sold had a higher selling price than covered hopper railcars. Thus, these factors combined to increase revenues for the quarter. The increase in tank railcar shipments we experienced in the first quarter of 2007 was primarily due to an increase in capacity at our tank railcar production complex as a result of the recently completed expansion. We experienced a decrease in covered hopper railcar shipments in the first quarter of 2007 due to an increase in finished goods inventory on firm customer orders in the first quarter of 2007 that are expected to ship in the second quarter of 2007.
For the three months ended March 31, 2007, our manufacturing operations included $16.0 million, or 8.6% of our total consolidated revenues, from transactions with affiliates, compared to $15.0 million, or 8.4% of our total consolidated revenues in the three months ended March 31, 2006. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl C. Icahn.
Our railcar services revenues in the three months ended March 31, 2007 was comparable at $12.2 million to the similar amount for the three months ended March 31, 2006. For the first quarter of 2007, our railcar services revenues included $3.9 million, or 2.1% of our total consolidated revenues, from transactions with affiliates, compared to $6.0 million, or 3.3% of our total revenues, in the first quarter of 2006.
Gross Profit
Our gross profit increased to $28.0 million in the three months ended March 31, 2007 from $20.3 million in the three months ended March 31, 2006. Our gross profit margin increased to 14.9% in the first quarter of 2007 from 11.3% in the first quarter of 2006, primarily reflecting improved margins in our manufacturing operations segment.
Our gross profit margin for our manufacturing operations was 14.7% in the three months ended March 31, 2007, a significant increase from 11.0% in the three months ended March 31, 2006. This increase was attributable to a good railcar mix, including significantly more tank railcars, and manufacturing efficiencies that were experienced in the first quarter 2007 compared to the first quarter of 2006. Labor efficiencies resulted from lean manufacturing initiatives and enhanced training initiatives at our railcar manufacturing facilities.
Our gross profit margin for our railcar services operations increased to 18.8% in the three months ended March 31, 2007 from 16.6% in the three months ended March 31, 2006. This increase was primarily attributable to efficiencies in labor during 2007. Furthermore, the type of work being performed allowed for less handling costs on certain jobs.
Selling, Administrative and Other Expenses
Our selling, administrative and other expenses decreased by $2.0 million in the first quarter of 2007, to $6.7 million from $8.7 million in the first quarter of 2006. These selling, administrative and other expenses, which include stock based compensation, were 3.6% of total revenues in the three months ended March 31, 2007 as compared to 4.8% of total revenues in the three months ended March 31, 2006. Stock based compensation expense decreased significantly, partially offset by other selling, administrative and other cost increases to support our growing business.
Our stock based compensation expense for the three months ended March 31, 2007 was $0.6 million. This expense is attributable to restricted stock and stock options we granted in 2006. This is compared to stock based compensation expense of $3.6 million for the three months ended March 31, 2006. The Company recognized $2.4 million in connection with the granting of restricted stock in January 2006 in connection with the initial public offering. We expect our stock based compensation expense to be $0.7 million per quarter throughout the remainder of 2007.
Interest Expense and Income
Our interest expense for the three months ended March 31, 2007 was $1.9 million as compared to $1.0 million for the three months ended March 31, 2006, representing an increase of $0.9 million. In January 2006, we repaid substantially all of our outstanding debt with a portion of the net proceeds of our initial public offering. On February 28, 2007, we sold $275.0 million of unsecured senior notes due 2014, which added $1.8 million of interest expense in March 2007. We expect to incur interest expense of $5.2 million per quarter throughout the remainder of 2007 under these notes.
Our interest income in the three months ended March 31, 2007 was $1.9 million as compared to $0.5 million for the three months ended March 31, 2006. The increase in interest income was primarily attributable to the investment of the net proceeds we received in connection with our sale of our unsecured senior notes.
Income Taxes
Our income tax expense for the three months ended March 31, 2007 was $7.9 million or 37.0% of our earnings before income taxes, as compared to $4.2 million for the three months ended March 31, 2006, or 36.8% of our earnings before income taxes. Our 2007 effective tax rate was comparable to the 2006 rate.
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
Our total backlog as of March 31, 2007 was $1,179.7 million and as of December 31, 2006 was $1,318.0 million. We estimate that approximately 36.3% of our March 31, 2007 backlog will be converted to revenues by the end of 2007. Included in the railcar backlog at March 31, 2007 was $372.0 million of railcars to be sold to our affiliate, ARL, which is controlled by Carl C. Icahn.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog. Our ability to meet our backlog requirements as of March 31, 2007 is dependent upon our completion of the new flexible railcar manufacturing facility in Marmaduke, Arkansas. We expect railcar production to begin at the new flexible railcar manufacturing facility at the end of 2007.

2007
Railcar backlog at January 1, 2007	16,473
New railcars delivered	1,921
New railcar orders	71

Railcar backlog at March 31, 2007	14,623

Estimated railcar backlog value at end of period (in thousands)	$1,179,732
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
Our backlog includes commitments under multi-year purchase and sale agreements. The longest commitments under these agreements extend out into 2009. Under these agreements, the customers have agreed to buy a minimum number of railcars from us in each of the contract years, and typically may choose to satisfy its purchase obligations from among a variety of railcars described in the agreement. The agreements may also permit a customer to reduce its purchase commitments under certain limited circumstances, including, for certain contracts, market related conditions, such as significant reductions in industry backlog or pricing, that are stipulated in the contracts. Under our multi-year purchase agreements, purchase prices for railcars are subject to adjustment for changes in the cost of certain raw materials such as steel and railcar components applicable at the time of production.
Due to the large size of railcar orders and variations in the number and mix of railcars ordered in any given period, the size of our reported backlog at the end of any such period may fluctuate significantly.
Our tank railcar lines are fully booked into early 2009, but we currently have some availability in our production schedule beginning in the third quarter of 2007 for the production of covered hopper railcars. We cannot guarantee at this time how much, if any, of the availability will be utilized.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the three months ended March 31, 2007 were proceeds from our senior unsecured notes offering and cash generated from operations.
During February 2007, we entered into a second amendment to the revolving credit agreement. Effective March 2007, we entered into a third amendment to our revolving credit agreement. The revolving credit facility, as amended by the second amendment and the third amendment, requires that when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), the payment of dividends triggers a demand right in favor of the administrative agent and the Company’s lenders to accelerate all of the Company’s obligations under the revolving credit facility, as amended, unless the payment would not cause the adjusted fixed charge coverage ratio (fixed charges, pursuant to the amended and restated revolving credit facility, include any dividends paid or payable on the Company’s common stock) to be less than 1.2 to 1.0 or the adjusted ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, after giving effect to any debt incurred to pay any such dividend, to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis, as defined in the revolving credit facility, as amended.
On February 28, 2007, we issued $275.0 million of senior unsecured notes that are due in 2014. The institutional private placement resulted in net proceeds to us of approximately $272.2 million. We intend to use the net proceeds from the offering of the Notes for identified capital expenditure plans and general corporate purposes, including capital expenditures, strategic transactions and working capital.

Cash Flows
The following tables summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31:

2007
(in thousands)
Net cash provided by (used in):
Operating activities	$19,197
Investing activities	(7,558)
Financing activities	270,872

Increase in cash	$282,511

Net Cash Provided by Operating Activities
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
Our net cash provided by operating activities for the three months ended March 31, 2007 was $19.2 million. Net earnings of $13.5 million were impacted by the non-cash items including but not limited to: depreciation expense of $3.4 million, stock-based compensation expense of $0.6 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current assets and liabilities included an increase in accounts payable of $4.7 million and an increase in accrued expenses and taxes of $10.0 million. Cash used in operating activities included a $5.3 million increase in accounts receivable and a $7.6 million increase in inventories.
The increase in accounts payable is primarily due to timing of payments and receipt of goods and services toward the end of the period ending March 31, 2007 compared to the period ending December 31, 2006. The increase in accrued expenses and taxes is primarily due to the timing of our first quarter 2007 estimated tax payment made on April 15, 2007 and our fourth quarter 2006 estimated tax payment made on December 15, 2006. The increase in accounts receivable is due to timing of cash receipts and sales toward the end of the period ending March 31, 2007 compared to the period ending December 31, 2006. The increase in inventories is primarily due to a portion of our first quarter production for firm orders from our customers for railcars that will not ship until the second quarter of 2007.
Net Cash Used In Investing Activities
Net cash used in investing activities was $7.6 million for the three months ended March 31, 2007, consisting of purchases of property, plant and equipment. This was for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.”
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $270.9 million for the three months ended March 31, 2007. The main reason for the large cash inflow is due to $275.0 million in gross proceeds from the senior unsecured notes offering, offset by offering costs of $4.0 million.
Capital Expenditures
We continuously evaluate facility requirements based on our strategic plans, production requirements and market demand and may elect to change the level of capital investments in the future. These investments are all based on an analysis of the rates of return and impact on our profitability. In response to the current demand for our railcars, we are pursuing opportunities to increase our production capacity and reduce our costs through continued vertical integration of component parts. From time to time, we may expand our business by acquiring other businesses or pursuing other strategic growth opportunities.
Capital expenditures for the three months ended March 31, 2007 were $7.6 million. Of these expenses, $4.4 million were for expansion purposes, $1.1 million were for cost reduction purposes and $2.1 million were for necessary replacement of assets.
Our tank railcar plant capacity expansion was completed at our Marmaduke, Arkansas plant in January 2007. We have a number of other significant capital projects that are currently underway including our new flexible railcar manufacturing plant that is being constructed adjacent to our tank railcar manufacturing plant in Marmaduke. Railcar production at the new flexible plant, which we anticipate will have the capability of producing tank, covered hopper and intermodal railcars, is currently expected to begin in early 2008. We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies, maintain our equipment and to otherwise complement and expand our business. For 2007, our current capital expenditure plans include approximately $80.0 million of projects that we expect will maintain equipment, improve efficiencies or reduce costs. This amount is an estimate only. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
We anticipate that the new railcar plant and any other future expansion of our business will be financed through the proceeds from our issuance of senior unsecured notes, cash flow from operations, our amended revolving credit facility, term debt associated directly with that expenditure or other new financing. We believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We cannot guarantee that we will be able to obtain term debt or other new financing on favorable terms, if at all.
Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our senior unsecured notes agreement, our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund capital expenditures, acquisitions, or incur from time to time other investments and these capital requirements could be substantial. Our operating performance may also be affected by matters discussed under “Special Note Regarding Forward-Looking Statements”, “Risk Factors” in the Annual Report and this report and trends and uncertainties discussed in this discussion and analysis, as well as elsewhere in the Annual Report and this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
Dividends
Following our initial public offering, on a quarterly basis, our Board of Directors has declared a regular cash dividend of $0.03 per share of our common stock. In both the first and second quarters of 2007, the Board of Directors has declared a cash dividend of $0.03 per share of common stock.
We intend to pay cash dividends on our common stock in the future. However, our revolving credit facility, as amended, contains provisions that trigger a demand right if, when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), we pay dividends on our common stock unless the payment does not cause the adjusted fixed charge coverage ratio (fixed charges, pursuant to the revolving credit facility, include any dividends paid or payable on our common stock) to be less than 1.2 to 1.0 or the adjusted ratio of our indebtedness to earnings before interest, taxes, depreciation and amortization, after giving effect to any debt incurred to pay any such dividend to be greater than 4.0 to 1.0, each on a quarterly and/or annual basis, as defined in the revolving credit facility, as amended. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal years. Moreover, our declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, covenants under our borrowing arrangement and other factors our board of directors considers relevant. Accordingly, we may not pay dividends in any given amount in the future, or at all.

In addition, dividends of $0.6 million on our preferred stock were paid in the first quarter of 2006. All of our outstanding shares of preferred stock were redeemed in January 2006 in connection with our initial public offering.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of March 31, 2007, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
		April 2007 -	January 2008 -	January 2010 -	January 2012
Contractual Obligations	Total	December 2007	December 2009	December 2011	and thereafter

			(in thousands)
Long-Term Debt Obligations [1]	$75	67	8	—	—
Operating Lease Obligations [2]	$7,526	1,425	1,116	730	4,255
Purchase Obligations	$44,132	20,113	24,019	—	—

Fees related to Revolving Credit Agreement	$1,050	314	736	—	—
Senior unsecured notes [3]	$275,000	—	—	—	275,000

Interest payments on senior unsecured notes [4]	$144,433	10,370	41,250	41,250	51,563
Capital Expenditures	$9,028	9,028	—	—	—
FIN 48 obligations	$2,159	—	2,159	—	—
Pension Funding	$2,679	1,152	1,241	286	—

Total	$486,082	$42,469	$70,529	$42,266	$330,818

(1)	Our revolving credit facility, as amended, permits us to borrow up to $100.0 million, subject to compliance with borrowing base and other covenants and expires in less than three years.

(2)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(3)	On February 28, 2007, we issued $275.0 million of senior unsecured notes that are due on March 1, 2014.

(4)	The interest rate on these notes is 7.5%. These notes have interest payments due semiannually on September 1 and March 1 of every year.

(5)	See Footnote 10 in our Notes to Condensed Consolidated Financial Statements for a description of our FIN 48 obligations.
The senior unsecured notes have an early redemption option at premium rates beginning in 2011.
Contingencies
In connection with our acquisition in January 2005 of Castings LLC, which owns a one-third ownership interest in Ohio Castings Company, LLC, from ACF Industries Holding Corp., a company beneficially owned and controlled by Mr. Carl C. Icahn, we agreed to assume certain, and indemnify all liabilities related to and arising from ACF Industries Holding Corp.’s investment in Castings LLC, including the guarantee of Castings LLC’s obligations to Ohio Castings, the guarantee of bonds in the amount of $10.0 million issued by the State of Ohio to one of Ohio Castings’ subsidiaries, of which $5.8 million was outstanding as of March 31, 2007, and the guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.5 million was outstanding as of March 31, 2007. The two other partners of Ohio Castings have made similar guarantees of these obligations.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, as required. The impact of adopting FIN 48 resulted in a $0.1 million decrease to retained earnings.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our market risks since December 31, 2006.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as amended.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our 2006 annual report on Form 10-K, as amended. On February 28, 2007, we completed our offering of unsecured senior notes due 2014. The following risk factors relate to the additional indebtedness we incurred in connection with that offering.
Our substantial indebtedness following the offering of our outstanding notes could adversely affect our operations and financial results and prevent us from fulfilling our obligations under the notes.
     We issued the outstanding notes on February 28, 2007 and by so doing agreed to pay back the holders of the outstanding notes the aggregate principal amount of $275 million with interest. Additionally, we currently have the ability to incur a significant amount of indebtedness under our revolving credit facility, as amended, and otherwise. As of March 31, 2007, we had no borrowings outstanding and $88.4 million of availability under the revolving credit facility based upon the amount of its eligible accounts receivable and inventory (and without regard to any financial covenants), or $58.4 million of availability, if we were to maintain excess availability of at least $30.0 million.
     Our substantial indebtedness could have important consequences to you. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the notes and other indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our revolving credit facility, as amended, among other things, our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes or acquisitions. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a significant adverse effect on us.
Despite our substantial indebtedness following the offering of our outstanding notes, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial indebtedness.
     Under our revolving credit facility, as amended, we face restrictions on our ability to incur additional indebtedness. Despite these restrictions, debt incurrence in compliance with these restrictions could be substantial. In addition, subject to the covenants in the indenture governing the notes, we may be able to incur future indebtedness, including secured indebtedness. Any additional secured borrowings by us and any borrowings by our subsidiaries would be senior to the notes. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we or they now face could be magnified.
We may not be able to generate sufficient cash flow to service all of our obligations, including our obligations relating to the notes.
     Our ability to make payments on and to refinance our indebtedness, including the indebtedness incurred under our revolving credit facility, as amended, and the notes, and to fund planned capital expenditures, strategic transactions and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     Our business may not be able to generate sufficient cash flow from operations, and there can be no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness, including the notes, as such indebtedness matures and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness, including the notes, on or before maturity, and cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility, as amended, and the notes, on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be affected on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing and/or to do so on commercially reasonable terms will depend on, among other things: our financial condition at the time; restrictions in agreements governing our indebtedness, and the indenture governing the notes; and other factors, including the condition of the financial markets and the railcar industry.
     If we do not generate sufficient cash flow from operations, and additional borrowings, refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including payments on the exchange notes.
ITEM 5. OTHER INFORMATION
On May 1, 2007 the Company entered into a third amendment, dated as of March 31, 2007, to its revolving credit facility, as amended. Among other things, as amended by the third amendment, the revolving credit facility provides that, if any indebtedness has been incurred or assumed during the applicable quarter (other than indebtedness for loans under the revolving credit facility), or when excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days), the Company must meet a leverage ratio calculated based on the outstanding amount of indebtedness to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), as defined in the revolving credit facility, as amended, of not greater than 4.0 to 1.0 on a quarterly and/or annual basis. In addition, as amended by the third amendment, an incurrence or the maintenance of indebtedness triggers a demand right if it causes a modified version of the adjusted ratio of the Company’s indebtedness (the modified version of this ratio does not include indebtedness for loans under the revolving credit facility) to EBITDA, as defined in the revolving credit facility, as amended, to be greater than 4.0 to 1.0.

A copy of the third amendment to the Company’s revolving credit facility, as amended, is filed as Exhibit 10.47 to this quarterly report on Form 10-Q and is incorporated by reference into this Item 5.

ITEM 6. EXHIBITS

Exhibit
No.	Description of Exhibit

10.47	Third Amendment to Amended and Restated Loan and Security Agreement dated as of March 31, 2007.

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date: May 4, 2007	By: /s/ James J. Unger

James J. Unger, President and Chief Executive Officer

By: /s/ William P. Benac

William P. Benac, Senior Vice-President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.47	Third Amendment to Amended and Restated Loan and Security Agreement dated as of March 31, 2007.

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002