Form 10-Q
period 2007-06-30
American Railcar Industries, Inc./DE
filed 2007-08-14
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on August 6, 2007 was 21,302,296 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$231,587	$40,922
Short term investments, available for sale securities	100,293	—
Accounts receivable, net	43,660	34,868
Accounts receivable, due from affiliates	12,878	9,632
Inventories, net	93,358	103,510
Prepaid expenses	4,800	5,853
Deferred tax assets	1,800	2,089

Total current assets	488,376	196,874

Property, plant and equipment, net	143,783	130,293
Deferred debt issuance costs	4,297	235
Goodwill	7,169	7,169
Other assets	37	37
Investment in joint venture	5,927	4,318

Total assets	$649,589	$338,926

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$53	$88
Accounts payable	51,747	54,962
Accounts payable, due to affiliates	2,776	1,689
Accrued expenses and taxes	8,575	3,099
Accrued compensation	9,428	10,282
Accrued interest expense	6,964	32
Accrued dividends	639	636

Total current liabilities	80,182	70,788

Long-term debt, net of current portion	—	8
Senior unsecured notes	275,000	—
Deferred tax liability	4,956	7,042
Pension and post-retirement liabilities	10,367	10,859
Other liabilities	2,389	49

Total liabilities	372,894	88,746

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 and 21,207,773 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	213	212
Additional paid-in capital	238,958	235,768
Retained earnings	39,867	16,649
Accumulated other comprehensive loss	(2,343)	(2,449)

Total stockholders’ equity	276,695	250,180

Total liabilities and stockholders’ equity	$649,589	$338,926

See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2007	2006

Revenues:
Manufacturing operations (including revenues from affiliates of $29,906 and $5,182 for the three months ended June 30, 2007 and 2006, respectively)	$195,714	$138,816

Railcar services (including revenues from affiliates of $4,399 and $4,531 for the three months ended June 30, 2007 and 2006, respectively)	13,283	12,734

Total revenues	208,997	151,550

Cost of goods sold:
Manufacturing operations (including costs related to affiliates of $26,448 and $4,800 for the three months ended June 30, 2007 and 2006, respectively)	(172,699)	(123,618)

Railcar services (including costs related to affiliates of $3,635 and $3,544 for the three months ended June 30, 2007 and 2006, respectively)	(10,607)	(9,947)

Total cost of goods sold	(183,306)	(133,565)
Gross profit	25,691	17,985

Income related to insurance recoveries, net	—	4,983
Selling, administrative and other (including costs related to affiliates of $151 and $509 for the three months ended June 30, 2007 and 2006, respectively)	(7,346)	(6,027)

Earnings from operations	18,345	16,941

Interest income	4,179	429
Interest expense	(5,380)	(103)
Earnings (loss) from joint venture	389	(138)

Earnings before income tax expense	17,533	17,129
Income tax expense	(6,501)	(6,308)

Net earnings available to common shareholders	$11,032	$10,821

Net earnings per common share — basic	$0.52	$0.51
Net earnings per common share — diluted	$0.52	$0.51
Weighted average common shares outstanding — basic	21,270	21,208
Weighted average common shares outstanding — diluted	21,396	21,289

Dividends declared per common share	$0.03	$0.03
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2007	2006

Revenues:
Manufacturing operations (including revenues from affiliates of $45,924 and $20,209 for the six months ended June 30, 2007 and 2006, respectively)	$370,841	$305,306

Railcar services (including revenues from affiliates of $8,333 and $10,513 for the six months ended June 30, 2007 and 2006, respectively)	25,499	24,973

Total revenues	396,340	330,279

Cost of goods sold:
Manufacturing operations (including costs related to affiliates of $40,968 and $18,868 for the six months ended June 30, 2007 and 2006, respectively)	(322,138)	(271,874)

Railcar services (including costs related to affiliates of $6,728 and $8,115 for the six months ended June 30, 2007 and 2006, respectively)	(20,530)	(20,160)

Total cost of goods sold	(342,668)	(292,034)
Gross profit	53,672	38,245

Income related to insurance recoveries, net	—	4,983
Selling, administrative and other (including costs related to affiliates of $303 and $1,018 for the six months ended June 30, 2007 and 2006, respectively)	(14,049)	(14,722)

Earnings from operations	39,623	28,506

Interest income	6,060	915
Interest expense (including interest expense to affiliates of $0 and $98 for the six months ended June 30, 2007 and 2006)	(7,318)	(1,133)
Earnings from joint venture	616	337

Earnings before income tax expense	38,981	28,625
Income tax expense	(14,442)	(10,543)

Net earnings	$24,539	$18,082

Less preferred dividends	—	(568)

Earnings available to common shareholders	$24,539	$17,514

Net earnings per common share — basic	$1.16	$0.87
Net earnings per common share — diluted	$1.15	$0.87
Weighted average common shares outstanding — basic	21,245	20,116
Weighted average common shares outstanding — diluted	21,356	20,181

Dividends declared per common share	$0.06	$0.06
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2007	2006

Operating activities:
Net earnings	$24,539	$18,082
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	6,808	4,857
Amortization of deferred costs	285	58
Loss on the write-off of property, plant and equipment	—	3,466
Long-lived asset impairment charges	—	401
Loss on disposal of property, plant and equipment	223	—
Write-off of deferred financing costs	—	566
Stock based compensation	1,312	5,064
Excess tax benefits from stock option exercises	(241)	—
Change in joint venture investment as a result of earnings	(616)	(337)
Provision for deferred income taxes	(159)	(221)
Provision for losses on accounts receivable	144	263
Changes in operating assets and liabilities:
Accounts receivable, net	(8,937)	2,479
Accounts receivable, due from affiliate	(3,246)	2,423
Insurance claim receivable	—	(8,000)
Inventories	10,151	(20,039)
Prepaid expenses	1,054	(1,465)
Accounts payable	(3,215)	(8,785)
Accounts payable, due to affiliate	1,088	(2,048)
Accrued expenses and taxes	12,114	(2,546)
Other	(429)	(239)

Net cash provided by (used in) operating activities	40,875	(6,021)

Investing activities:
Purchases of property, plant and equipment	(20,479)	(21,036)
Purchases of short term investments, available for sale securities	(100,293)	—
Property insurance advance on Marmaduke tornado damage	—	7,500
Repayment of note receivable from affiliate (Ohio Castings Company, LLC)	—	315
Investment in joint venture	(1,000)	—
Acquisitions	—	(17,220)

Net cash used in investing activities	(121,772)	(30,441)

Financing activities:
Proceeds from sale of common stock	—	205,275
Offering costs — initial public offering	—	(14,605)
Preferred stock redemption	—	(82,056)
Preferred stock dividends	—	(11,904)
Common stock dividends	(1,273)	(636)
Decrease in amounts due to affiliates	—	(20,473)
Majority shareholder capital contribution	—	275
Proceeds from stock option exercises	1,985	—
Excess tax benefits from stock option exercises	241	—
Proceeds from issuance of senior unsecured notes, gross	275,000	—
Offering costs — senior unsecured notes issuance	(4,288)	—
Finance fees related to credit facility	(60)	(265)
Repayment of debt	(43)	(40,232)

Net cash provided by financing activities	271,562	35,379

Increase (decrease) in cash and cash equivalents	190,665	(1,083)
Cash and cash equivalents at beginning of period	40,922	28,692

Cash and cash equivalents at end of period	$231,587	$27,609

See notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2007 and 2006
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. and subsidiaries (collectively the “Company” or “ARI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Balance Sheet as of December 31, 2006 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report attached on Form 10-K, as amended, for the year ended December 31, 2006. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
Note 1 — Description of the Business
The condensed consolidated financial statements of the Company include the accounts of American Railcar Industries, Inc. and its wholly-owned subsidiaries. Through its subsidiary Castings, LLC (“Castings”), the Company has a one-third ownership interest in Ohio Castings Company, LLC (“Ohio Castings”), a limited liability company formed to produce steel railcar parts, such as sideframes, bolsters, couplers and yokes, for use or sale by the ownership group. All intercompany transactions and balances have been eliminated.
ARI manufactures railcars, custom designed railcar parts for industrial companies, railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by selected customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.2% and 0.3%, respectively, of total consolidated revenues for the three months ended June 30, 2007 and 2006. Canadian revenues were 0.3% of total consolidated revenues for the six months ended June 30, 2007 and 2006. Canadian assets were 0.2% and 0.3%, respectively, of total consolidated assets as of June 30, 2007 and December 31, 2006.
Acquisition
On March 31, 2006, the Company acquired all of the common stock of Custom Steel, Inc. (“Custom Steel”), a subsidiary of Steel Technologies, Inc. Custom Steel operates a facility located adjacent to the Company’s component manufacturing facility in Kennett, Missouri, which produces value-added fabricated parts that primarily support the Company’s railcar manufacturing operations. Prior to the acquisition, ARI was Custom Steel’s primary customer. The purchase price was $17.2 million, which resulted in goodwill of $7.2 million.
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
Note 2 — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, FAS 157 does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt FAS 157 as of January 1, 2008, as required. The Company is currently evaluating the impact this standard will have on its operating income and statement of financial position.
In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (or FAS 158). FAS 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the Plans) as an asset or liability in the 2006 year end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. FAS 158 also requires the Company to measure the funded status of the Plans as of the year end balance sheet date not later than December 31, 2008. The Company adopted a portion of this standard as required at December 31, 2006. The Company expects to adopt the other portion of this standard, related to the measurement of the funded status at year end, during 2008 and is currently evaluating the impact that this will have on its statement of financial position and results of operations.
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
Note 3 — Short Term Investments — Available for Sale Securities
In May 2007, the Company invested $100.0 million of its proceeds from its senior secured notes offering in tax-exempt auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through dutch auctions that are held every 7 days, creating a short-term instrument. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period.
The Company’s short term investments totaled $100.3 million as of June 30, 2007. There were no unrealized holding gains or losses on these available-for-sale securities as of June 30, 2007. There were no realized gains or losses during the six months ended June 30, 2007. At June 30, 2007, the estimated fair value of these securities approximated cost plus interest income reinvested.
These investments are classified as “available for sale” under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income or interest expense, as appropriate.
Note 4 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Raw materials	$59,480	$67,258
Work-in-process	16,467	23,623
Finished products	20,378	15,358

Total inventories	96,325	106,239
Less reserves	(2,967)	(2,729)

Total inventories, net	$93,358	$103,510

Note 5 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment as of June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006

Property, plant and equipment
Buildings	$103,017	$102,737
Machinery and equipment	96,921	93,060

	199,938	195,797
Less accumulated depreciation	(81,027)	(75,204)

Net property, plant and equipment	118,911	120,593
Land	2,865	2,865
Construction in process	22,007	6,835

Total property, plant and equipment	$143,783	$130,293

Depreciation Expense
Depreciation expense for the three months ended June 30, 2007 and 2006 was $3.4 million and $2.6 million, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 was $6.8 million and $4.9 million, respectively.
Capitalized Interest
In conjunction with the Senior Unsecured Fixed Rate Notes offering described in Note 11, the Company began recording capitalized interest on certain property, plant and equipment capital projects. The amount of interest capitalized as of June 30, 2007 was $0.09 million. No interest was capitalized as of December 31, 2006.
Note 6 — Long-Lived Asset Impairment Charges
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended June 30, 2006, the Company reduced the carrying value of equipment purchased under a lease agreement from an unrelated third party by $0.4 million for its manufacturing plants, which is reflected in the consolidated statement of operations under costs of manufacturing operations. No impairment charges have been recognized in 2007.
Note 7 — Goodwill
The Company performs the goodwill impairment test required by SFAS No. 142 as of March 1 of each year. The valuation uses a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the 2007 annual impairment test related to the goodwill generated from the Custom Steel acquisition.
Note 8 — Investment in Joint Venture — Ohio Castings
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
The carrying amount of the investment in Ohio Castings by Castings was $5.9 million and $4.3 million, respectively at June 30, 2007 and December 31, 2006. During May 2007, Castings made an equity contribution to Ohio Castings amounting to $1.0 million.
The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio as further discussed in Note 14. The value of the guarantee, which was $0.04 million at June 30, 2007, has been recorded by the Company in accordance with FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.
See Note 20 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary combined results of operations for Ohio Castings, the investee company, for the three months ended June 30, 2007 and 2006 are as follows:

	June 30, 2007	June 30, 2006
	(in thousands)
Results of operations:
Sales	$20,424	28,898

Earnings from operations	1,239	(552)

Net earnings	$1,330	$(414)

Summary combined results of operations for Ohio Castings, the investee company, for the six months ended June 30, 2007 and 2006 are as follows:

	June 30, 2007	June 30, 2006
	(in thousands)
Results of operations:
Sales	$42,304	$66,237

Earnings from operations	1,859	774

Net earnings	$2,018	$1,010

Note 9 — Investment in Joint Venture – Axle Manufacturing

On June 29, 2007, ARI, through a wholly-owned subsidiary, entered into an agreement with another partner to form a joint venture to manufacture and sell railcar axles at a facility to be constructed by the joint venture. The joint venture will initially be owned 50% by both partners.
It is currently anticipated that construction of the axle plant would start during the second half of 2007 and that the plant would be operational by the end of 2008. As of June 30, 2007, no significant investment had been made to the investment in joint venture.
Note 10 — Warranties
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
The change in the Company’s warranty reserve, which is reflected on the condensed consolidated balance sheet in Accrued expenses and taxes, is as follows for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Liability, beginning of period	$1,999	$1,234
Provision for new warranties issued	489	1,025
Warranty claims	(284)	(223)

Liability, end of period	$2,204	$2,036

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Liability, beginning of period	$1,753	$1,237
Provision for new warranties issued	1,035	1,500
Warranty claims	(584)	(701)

Liability, end of period	$2,204	$2,036

Note 11 — Long-Term Debt
Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Revolving line of credit	$—	$—
Senior unsecured notes	275,000	—
Other	53	96

Total long-term debt, including current portion	$275,053	$96
Less current portion of debt	53	88

Total long-term debt, net of current portion	$275,000	$8

Revolving Line of Credit

In January 2006, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility with North Fork Business Capital Corporation, as administrative agent for various lenders. The note bears interest at various rates based on LIBOR or prime. The revolving credit facility has both affirmative and negative covenants, including, without limitation, an adjusted fixed charge coverage ratio, a maximum total debt leverage ratio and limitations on capital expenditures and dividends. Prior to the amendment in October 2006 described below, the revolving credit facility had a total commitment of the lesser of (i) $75.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials and finished goods inventory. In addition, the revolving credit facility included a $15.0 million capital expenditure sub-facility based on a percentage of the costs related to capital projects the Company may undertake.
During October 2006, the Company entered into a first amendment to its revolving credit agreement. This first amendment provided that the revolving credit facility have a total commitment of the lesser of (i) $100.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials, work in process and finished goods inventory. Furthermore, the first amendment increased the capital expenditure sub-facility to $30.0 million based on the percentage of the costs related to equipment the Company may acquire. As amended by the first amendment, the revolving credit facility expires on October 5, 2009.
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
At June 30, 2007 the Company had no borrowings outstanding and $80.4 million of availability under the revolving credit facility based upon the amount of its eligible accounts receivable and inventory (and without regard to any financial covenants), or $50.4 million of availability, if the Company were to maintain excess availability of at least $30.0 million. The Company was not required to calculate the leverage ratio or the adjusted fixed charge coverage ratio as of June 30, 2007, as its excess availability was greater than $30.0 million and there were no other circumstances that required these two ratios to be tested as of that date. As of June 30, 2007, the Company was in compliance with each debt covenant that was rendered inapplicable as a result of the $30.0 million excess availability requirement.
As of June 30, 2007, the interest rate on the borrowings under the revolving credit facility was 7.75% and was based on the U.S. prime rate at that time.
The Company declared dividends of $0.03 per common share during the three months ended June 30, 2007, which did not breach any covenants in the revolving credit agreement.
Mortgage Note
The Company has a mortgage note outstanding with a liability of $0.05 million and $0.1 million, respectively, as of June 30, 2007 and December 31, 2006. This mortgage matures in 2008.
Senior Unsecured Fixed Rate Notes
On February 28, 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes.
The notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2007. The terms of the notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These covenants become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. The Company was in compliance with all of its covenants under the notes as of June 30, 2007.
Prior to March 1, 2011, the notes may be redeemed in whole or in part at a redemption price equal to 100% of the applicable principal amount, plus an applicable premium based upon a present value calculation using an applicable treasury rate plus 50%, plus accrued and unpaid interest. Commencing on March 1, 2011, the redemption price is set at 103.75% of the principal amount of the Notes plus accrued and unpaid interest, and declines annually until it is reduced to 100% of the principal amount of the Notes plus accrued and unpaid interest from and after March 1, 2013. In addition, ARI may redeem up to 35% of the Notes, beginning on March 1, 2010, at an initial redemption price of 107.50% of their principal amount, plus accrued and unpaid interest with money that the Company raises from one or more qualified equity offerings.
The Company filed a registration statement on March 21, 2007 to effect an exchange offer relating to the notes. This registration statement became effective on March 30, 2007. The terms of the exchange notes issued in the exchange offer are substantially identical to the terms of the outstanding notes, except that the exchange notes are freely tradable. The exchange offer expired on May 4, 2007. In connection with the exchange offer, 100% of the original notes were exchanged for freely tradable notes.
The fair value of theses notes was approximately $273.6 million at June 30, 2007.
Note 12 — Income Taxes
The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of this adoption, the Company recognized an increase to its unrecognized tax positions of $0.1 million, which was recorded as a cumulative effect adjustment to retained earnings. As a result of implementing FIN 48, the Company had $2.2 million of unrecognized tax benefits, of which $0.5 million, if recognized, would affect the Company’s effective tax rate. No change has been recognized in these amounts during the six months ended June 30, 2007.
Upon adoption of FIN 48, the Company elected a new accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in the Company’s tax returns. As of the adoption date, the Company has $0.2 million of accrued interest expense, net of taxes related to unrecognized tax benefits. Penalties, if incurred, would be accounted for as a component of tax expense. No change has been recognized in accrued interest expense related to interest and penalties on unrecognized tax benefits during the six months ended June 30, 2007.
The Company’s US federal income tax return for the 2003 tax year remains subject to examination by the Internal Revenue Service (“IRS”). The IRS commenced an examination of the Company’s 2004 and 2005 federal income tax returns during the fourth quarter of 2006. See Note 24 for a discussion of the results of this examination.
No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the

Company’s 2003, 2004 and 2005 federal income tax returns will expire on September 15, 2007, 2008 and 2009, respectively.
The Company’s state income tax returns for the 2002 through 2006 tax years remain subject to examination by various state authorities with the latest closing period on November 15, 2011. The Company is currently not under examination by any state authority for income tax purposes and no statutes of limitations for state income tax filings have been extended.
The Company’s foreign subsidiary’s income tax returns for the 2003 through 2006 tax years remain subject to examination by the Canadian tax authority. The foreign subsidiary is currently not under examination and no statutes of limitations have been extended.
Note 13 — Employee Benefit Plans
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
The Company also provides postretirement healthcare and life insurance benefits for certain of its salaried and hourly retired employees. The measurement date for the postretirement plan is October 1. Employees may become eligible for healthcare benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.
At December 31, 2006, the Company adopted FAS 158, which required the recognition of the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year they occur. The Company recognized the liability for the funded status in its balance sheet as shown in its statement of financial position and related financial statement footnotes at December 31, 2006. At the time of the adoption of FAS 158, the Company recorded the adjustment through other comprehensive income instead of as an adjustment to the ending balance of accumulated other comprehensive income. This will be corrected in the Company’s 10-K for the year ended December 31, 2007.
The Company recorded total expenses relating to these plans of $0.3 million and $0.2 million, respectively, in the three months ended June 30, 2007 and 2006. The Company recorded total expenses relating to these plans of $0.5 million and $0.3 million in the six months ended June 30, 2007 and 2006.
The components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 are as follows:

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$60	$58	$121	$103
Interest cost	241	253	481	453
Expected return on plan assets	(240)	(236)	(480)	(418)
Amortization of unrecognized net gain	52	—	103	—
Prior service cost recognized	—	—	—	(1)
Recognized gains	—	48	—	95

Net periodic benefit cost recognized	$113	$123	$225	$232

	Postretirement		Postretirement
	Benefits		Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$32	$3	$65	$5
Interest cost	75	52	149	104
Amortization of prior service cost	5	—	9	—
Amortization of loss	12	—	25	—

Net periodic benefit cost recognized	$124	$55	$248	$109

The Company also maintains a qualified defined contribution plan, which provides benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.3 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. Expenses related to these plans were $0.5 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.
Note 14 — Commitments and Contingencies
In connection with the Company’s acquisition in January 2005 of Castings LLC from ACF Industries Holding Corp., a company beneficially owned and controlled by Mr. Icahn, the Company agreed to assume certain, and indemnify all liabilities related to and arising from ACF Industries Holding Corp.’s investment in Castings LLC, including the guarantee of Castings LLC’s obligations to Ohio Castings. One guarantee represented the guarantee of bonds in the amount of $10.0 million issued by the State of Ohio to one of Ohio Castings’ subsidiaries, of which $5.4 million was outstanding as of June 30, 2007. Another guarantee was of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.4 million was outstanding as of June 30, 2007. The two other partners of Ohio Castings have made similar guarantees of these obligations.
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
ARI is a party to collective bargaining agreements with labor unions at its Longview, Texas repair facility, its North Kansas City, Missouri repair facility and at its Longview, Texas steel foundry and components manufacturing facility. These agreements expire in January 2010, September 2007, and April 2008, respectively. ARI is also party to a collective bargaining agreement at its Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provide that the contract would remain in effect under the old terms until terminated by either party with 60 days notice. At the present time, there are no workers at Milton, as the site is idled.
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
The Company entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at its railcar production facilities. The agreements have terms of two and three years respectively. The Company has agreed to purchase a combined total of $62.6 million from these two suppliers over three years. In 2007 and 2008, ARI expects to purchase $23.1 million and $24.0 million, respectively, under these agreements.
ARI entered into supply agreements on January 28, 2005 and on June 8, 2005 with a supplier for two types of steel plate. The agreement is for five years and is cancelable by either party, with proper notice after two years. The agreement commits ARI to buy 75% of its production needs from this supplier at prices that fluctuate with market.
In January 2006, the Company entered into an agreement with a third party vendor for a specified number of wheels and related parts, including axles and roller bearings. The Company was required to prepay for a portion of the requirements under this agreement. The Company expects to purchase $11.0 million and $0.9 million from this vendor in 2007 and 2008, respectively, under this agreement.
Note 15 — Initial Public Offering
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
The net proceeds from the offering were applied as follows (in millions):

Redemption of all outstanding shares of preferred stock	$94.0
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Acquisition of Custom Steel	17.2
Payment of payables in connection with acquisition	5.3
Investment in plant, property and equipment	12.7
Offering costs paid during the first quarter	1.4

Total uses	$192.0

Note 16 — Comprehensive Income
The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net earnings	$11,032	$10,821	$24,539	$18,082

Foreign currency translation adjustment	99	37	106	37

Comprehensive income	$11,131	$10,858	$24,645	$18,119

Note 17 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,
	2007	2006
Weighted average basic common shares outstanding	21,270,224	21,207,773
Dilutive effect of employee stock options	125,447	81,296	(1)

Weighted average diluted common shares outstanding	21,395,671	21,289,069

	Six Months Ended June 30,
	2007		2006
Weighted average basic common shares outstanding	21,245,400		20,116,455
Dilutive effect of employee stock options	110,461	(1)	64,755	(1)

Weighted average diluted common shares outstanding	21,355,861		20,181,210

(1) Stock options to purchase 75,000 shares of common stock granted during the second quarter of 2006 were not included in the calculation for diluted earnings per share for the six months ended June 30, 2007 and 2006 as well as the three months ended June 30, 2006. These options would have resulted in an antidilutive effect to the earnings per share calculation.
Note 18 — Stock Based Compensation
The requirements of SFAS No. 123(R) and all related regulations became effective for the Company on January 19, 2006 in connection with the initial public offering and the 2005 equity incentive plan, as amended (the “2005 Plan”).
The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1.0 million shares of the Company’s common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. Options are subject to certain vesting provisions as designated by the board of directors and may have an expiration period that ranges from 5 to 10 years. Options granted under the 2005 Plan must have an exercise price at or above the fair market value on the date of grant. If any award expires, or is terminated, surrendered or forfeited, then shares of common stock covered by the award will again be available for grant under the 2005 Plan. The 2005 Plan is administered by the Company’s board of directors or a committee of the board. Options granted pursuant to the requirements of SFAS No. 123(R) are expensed on a graded vesting method over the vesting period of the option. The Company accounts for grants made under the 2005 Plan under the recognition and measurement principles of SFAS No. 123(R), and its related provisions.
The following table presents the amounts for stock based compensation expense incurred by ARI for each of the three and six months ended June 30, 2007 and 2006 and the corresponding line items on the statement of operations that they are classified within:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Stock based compensation expense:
Cost of goods sold: manufacturing operations	$83	$95	$105	$95
Cost of goods sold: railcar services	10	—	10	—
Selling, administrative and other	587	1,419	1,197	4,969

Total stock based compensation expense	$680	$1,514	$1,312	$5,064

Net income for the three months ended June 30, 2007 and 2006 includes $0.3 million and $0.6 million, respectively of income tax benefits related to the Company’s stock-based compensation arrangements. Net income for the six months ended June 30, 2007 and 2006 includes $0.5 million and $1.9 million, respectively of income tax benefits related to the Company’s stock-based compensation arrangements.
Stock Options
During 2006, the Company granted options to purchase a total of 559,876 shares of common stock under the 2005 Plan. No stock options were issued in 2007.
The Company recognized $0.3 million and $0.6 million, respectively, of compensation expense during the three months ended June 30, 2007 and 2006 related to stock option grants made under the 2005 plan. The Company recognized income tax benefits related to stock options of $0.1 million and $0.2 million, respectively, during the three months ended June 30, 2007 and 2006.
The Company recognized $0.7 million and $1.2 million, respectively, of compensation expense during the six months ended June 30, 2007 and 2006 related to stock option grants made under the 2005 plan. The Company recognized income tax benefits related to stock options of $0.2 million and $0.4 million, respectively, during the six months ended June 30, 2007 and 2006.
The following is a summary of option activity under the 2005 plan for January 1, 2007 through June 30, 2007:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2007	559,876	$22.97	48 months	$8.05	$6,199
Exercised	(94,523)	$21.00

Outstanding at the end of the period, June 30, 2007	465,353	$23.37	43 months	$8.21	$7,275

Exercisable at the end of the period, June 30, 2007	67,100	$21.00	42 months	$7.28	$2,416

Options to purchase 94,523 shares of the Company’s common stock were exercised during the six months ended June 30, 2007. The Company realized a tax benefit of $0.5 million related to these option exercises.
No options were exercised during 2006 as options first became exercisable in January 2007.
As of June 30, 2007, unrecognized compensation costs related to the unvested portion of stock options were approximately $1.4 million and are expected to be recognized over a weighted average period of approximately 24 months.
As of June 30, 2007, an aggregate of 440,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan.
Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The 1,000,000 shares covered by the Plan were registered for issuance to the public with the SEC on a Form S-8 on August 16, 2006.
Restricted Stock Award
During 2006, the Company issued 285,714 restricted shares of the Company’s common stock to its Chief Executive Officer. This restricted stock grant became fully vested in January 2007. All shares under this grant are now transferable without contractual restrictions.
The Company recognized zero and $0.9 million, respectively, of compensation expense during the three months ended June 30, 2007 and 2006, for this restricted stock grant. The Company recognized zero and $0.3 million of income tax benefits in the three months ended June 30, 2007 and 2006, respectively, for this restricted stock grant.
The Company recognized $0.3 and $3.9 million, respectively, of compensation expense during the six months ended June 30, 2007 and 2006, for this restricted stock grant. The Company recognized $0.1 and $1.4 million of income tax benefits in the six months ended June 30, 2007 and 2006, respectively, for this restricted stock grant.
The following is a summary of the status and activity related to non-vested shares from January 1, 2007 through June 30, 2007:

		Weighted
	Non-vested	Average Grant
	Stock Awards	Date Fair Value

Non-vested at January 1, 2007	171,428	$21.00
Granted	—
Vested	(171,428)	21.00

	—

Within the Form S-8 filed with the SEC on August 16, 2006, the Company registered for resale 114,286 shares of restricted stock that vested in January 2006.
Stock Appreciation Rights
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
The Company determined that the compensation expense for these SARs will total approximately $2.8 million over the four year vesting period using a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; an expected life ranging from 4 years to 5.5 years; interest rate of 4.55%; and dividend yield of 1%. As there was not adequate history with the stock prices of the Company at the time of the grant, the stock volatility rate was determined using volatility rates for several other similar companies within the railcar industry. The expected life range of 4 years to 5.5 years represents the average of the vesting period and expiration period of each group of SARs that vest equally over a four year period. The interest rate used was the five year government T – Bill rate on the date of grant. Dividend yield was determined from an average of other companies in the industry, as the Company did not have an adequate history of dividend rates.
The Company recognized $0.3 million of compensation expense during the three and six months ended June 30, 2007 related to stock appreciation rights granted under the 2005 plan. The Company recognized income tax benefits related to stock appreciation rights of $0.1 million during the three and six months ended June 30, 2007.
The following is a summary of SARs activity under the 2005 plan for January 1, 2007 through June 30, 2007:

				Weighted
	Stock	Weighted	Weighted	Average Grant-	Aggregate
	Appreciation	Average	Average	date Fair	Intrinsic
	Rights	Exercise	Remaining	Value of SARs	Value
	(SARs)	Price	Contractual Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2007	—
Granted	277,100	$29.49
Cancelled	(3,300)

Outstanding at the end of the period, June 30, 2007	273,800	$29.49	81 months	$10.05	$2,604

Exercisable at the end of the period, June 30, 2007	—

As of June 30, 2007, unrecognized compensation costs related to the unvested portion of stock appreciation rights were approximately $2.4 million and are expected to be recognized over a period of 45 months.
Note 19 — Common Stock, Mandatorily Redeemable Preferred Stock, and New Preferred Stock
On January 24, 2006, the Company completed the sale of 9,775,000 shares of common stock to the public pursuant to an effective registration statement at a price of $21.00 per share. In connection with the offering, the Company redeemed all mandatorily redeemable preferred stock and new preferred stock, including accrued dividends of $11.9 million, for a total of $94.0 million.
During each quarter of 2006 and in the first and second quarter of 2007, the Board of Directors of the Company declared and paid cash dividends of $0.03 per share of common stock of the Company to shareholders of record as of a given date.
During the six months ended June 30, 2007, the Company issued 94,523 shares of its common stock as certain holders of stock options exercised options to purchase the Company’s common stock.
Note 20 — Related Party Transactions
The Company has the following agreements with ACF:
Manufacturing services agreement
Under the manufacturing services agreement, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components using certain assets that the Company acquired pursuant to the 1994 ACF asset transfer agreement. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended June 30, 2007 and 2006, ARI purchased inventory of $11.7 million and $17.5 million, respectively, of components from ACF. In the six months ended June 30, 2007 and 2006, ARI purchased inventory of $25.1 million and $39.5 million, respectively, of components from ACF. These amounts are included under costs of manufacturing related to affiliates on the accompanying condensed consolidated statement of operations. The agreement automatically renews unless written notice is provided by the Company.
Supply Agreement
Under this agreement, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement was immaterial for the three months ended June 30, 2007 and was $0.3 million for the three months ended June 30, 2006. Revenue recorded under this arrangement was immaterial for the six months ended June 30, 2007 and was $0.4 million for the six months ended June 30, 2006. These amounts are included under manufacturing revenue from affiliates on the accompanying condensed consolidated statement of operations.
Additional Agreements with ACF
ARI entered into a note payable with ACF Holding, an affiliate, for $12.0 million effective January 1, 2005, in connection with the purchase of Castings (Note 1). The note bears interest at prime plus 0.5% and is due on demand. This note was paid off in full in connection with the initial public offering, as discussed in Note 15.
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three and six months ended June 30, 2007 and 2006.
During 2006, ARI entered into two inventory storage agreements with ACF to store designated inventory that ARI had purchased under its manufacturing services agreement with ACF at ACF’s facility. Under this agreement, ACF holds the inventory at its facility in segregated locations until such time that the inventory is shipped to ARI.
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
On May 21, 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which, the Company agreed to purchase certain of its requirements for tank railcars from ACF. Under the terms of the manufacturing agreement, ARI has agreed to purchase at least 1,400 tank railcars from ACF with delivery expected to be completed by March 31, 2009. During the second quarter of 2007, ARI received new customer orders for approximately 1,400 tank railcars to be produced under the manufacturing agreement. The profit realized by ARI upon sale of the tank railcars to ARI customers will first be paid to ACF to reimburse them for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, ARI will pay ACF half the profits realized. The term of the agreement is for five years. Either party may terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions. The agreement may also be terminated immediately upon the happening of certain extraordinary events.
     The Company has the following agreements with ARL:
ARL Railcar Servicing Agreement
Under this agreement, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. Revenue of $4.4 million and $4.5 million, respectively, for the three months ended June 30, 2007 and 2006, was recorded under this arrangement. Revenue of $8.3 million and $10.5 million, respectively, for the six months ended June 30, 2007 and 2006, was recorded under this arrangement. These amounts are included under services revenue from affiliates on the statement of operations. The agreement extends through June 30, 2008 and automatically renews for one-year periods unless either party provides at least six months prior notice of termination or if an agreement is reached to terminate the contract. Termination by the Company would result in a fee payable to ARL of $0.5 million.

ARL Services Agreement and ARI/ARL Separation Agreement
Under the Company’s services agreement with ARL, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by our Chief Executive Officer, which is further described in Note 20. Under this agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based on an agreed upon a fixed annual fee. Total fees paid to ARL were $0.2 million and $0.5 million, respectively, for the three months ended June 30, 2007 and 2006. Total fees paid to ARL were $0.3 million and $1.0 million, respectively, for the six months ended June 30, 2007 and 2006. The Company did not bill ARL in either the three or six months ended June 30, 2007 or 2006 as no services were performed under this agreement for ARL. The fees paid to ARL are included in costs related to affiliates on the statement of operations. Either party may terminate any of these services, and the associated costs for these services, on at least six months prior notice at any time prior to the termination of the agreement on December 31, 2007 or if an agreement is reached to terminate the contract.
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
ARL Sales Contracts
On March 31, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 tank railcars in 2007. The Company has in the past manufactured and sold railcars to ARL on a purchase order basis. The Company is using its new manufacturing capacity that became available beginning in January 2007 to produce these tank railcars. The agreement also included options for ARL to purchase up to 300 covered hopper railcars in 2007, should additional capacity become available and not be called for by other rights of first refusal, and 1,000 tank railcars and 400 covered hopper railcars in 2008. The options to purchase 1,000 tank railcars and 400 covered hopper railcars in 2008 were exercised by ARL. Similar to other customers, the storm damage in April 2006 at Marmaduke and resulting temporary plant shutdown will impact the timing of delivery of the railcars that ARL has ordered. Revenue for these railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying condensed consolidated statement of operations.
On September 25, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 500 tank railcars in both 2008 and 2009.
Agreements with Other Affiliated Parties
On December 17, 2004, ARI borrowed $7.0 million under a note payable to Arnos Corp., an affiliate of ARI. The note was interest bearing at prime plus 1.75% and was payable on demand. Interest expense on the note was $0.1 million for the six months ended June 30, 2006. This note was paid off in full in connection with the initial public offering, as discussed in Note 15.
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated in 2005 with a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in Investment in joint venture on the accompanying balance sheet. Total amounts due from

Ohio Castings under this note were $1.5 million at June 30, 2007 and December 31, 2006.
During April 2006, the Company’s Chairman and majority stockholder, Carl C. Icahn, contributed $0.3 million as a capital contribution to pay the weekly payroll and fringe benefits of the Marmaduke manufacturing facility. This was done to help bridge the gap until the Company received funds from its insurance policies to continue to pay full wages and benefits to all employees working for the tank railcar operations at Marmaduke, Arkansas that were temporarily shutdown as a result of the tornado that struck the facility as described in Note 23.
The Company leases certain facilities from an entity owned by its Chief Executive Officer. Expenses to related parties for these facilities were $0.2 million for the three months ended June 30, 2007 and 2006. Expenses to related parties for these facilities were $0.5 million and $0.4 million, respectively, for the six months ended June 30, 2007 and 2006.
Financial Information for Transactions with Affiliates
As of June 30, 2007, amounts due from affiliates were $12.9 million in accounts receivable from ACF, Ohio Castings and ARL. As of December 31, 2006, amounts due from affiliates represented $9.6 million in receivables from ACF, Ohio Castings and ARL.
As of June 30, 2007 and December 31, 2006, amounts due to affiliates included $2.8 and $1.7 million, respectively, in accounts payable to ACF.
Cost of railcar manufacturing for the three months ended June 30, 2007 and 2006 included $15.8 million and $12.0 million, respectively, in railcar products produced by Ohio Castings, which is partially owned by Castings, as described in Note 1.
Cost of railcar manufacturing for the six months ended June 30, 2007 and 2006 included $29.8 million and $23.9 million, respectively, in railcar products produced by Ohio Castings. Expenses of zero and $0.1 million paid to Castings under a supply agreement are included in the cost of railcar manufacturing for six months ended June 30, 2007 and 2006, respectively.
Inventory at June 30, 2007 and December 31, 2006 includes $3.9 million and $4.1 million, respectively, of purchases from Ohio Castings. Approximately $0.4 million and $0.1 million of costs, respectively, were eliminated at June 30, 2007 and December 31, 2006 as it represented profit from a related party for inventory still on hand.
Note 21 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended	Manufacturing	Railcar	Corporate
June 30, 2007	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$195,714	$13,283	$—	$—	$208,997
Intersegment revenues	358	59	—	(417)	—
Cost of goods sold — external customers	(172,699)	(10,607)	—	—	(183,306)
Cost of intersegment sales	(361)	(56)	—	417	—

Gross profit	23,012	2,679	—	—	25,691
Income related to insurance recoveries, net	—	—	—	—	—
Selling, administrative and other	(2,005)	(538)	(4,803)	—	(7,346)

Earnings (loss) from operations	$21,007	$2,141	$(4,803)	$—	$18,345

For the Three Months Ended	Manufacturing	Railcar	Corporate
June 30, 2006	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$138,816	$12,734	$—	$—	$151,550
Intersegment revenues	581	37	—	(618)	—
Cost of goods sold — external customers	(123,618)	(9,947)	—	—	(133,565)
Cost of intersegment sales	(405)	(31)	—	436	—

Gross profit	15,374	2,793	—	(182)	17,985
Income related to insurance recoveries, net	4,983	—	—	—	4,983
Selling, administrative and other	(1,299)	(505)	(4,223)	—	(6,027)

Earnings (loss) from operations	$19,058	$2,288	$(4,223)	$(182)	$16,941

For the Six Months Ended June	Manufacturing	Railcar	Corporate
30, 2007	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$370,841	$25,499	$—	$—	$396,340
Intersegment revenues	627	184	—	(811)	—
Cost of goods sold — external customers	(322,138)	(20,530)	—		(342,668)
Cost of intersegment sales	(600)	(175)	—	775	—

Gross profit	48,730	4,978	—	(36)	53,672
Income related to insurance recoveries, net	—	—	—	—	—
Selling, administrative and other	(3,809)	(1,091)	(9,149)	—	(14,049)

Earnings (loss) from operations	$44,921	$3,887	$(9,149)	$(36)	$39,623

For the Six Months Ended June	Manufacturing	Railcar	Corporate
30, 2006	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$305,306	$24,973	$—	$—	$330,279
Intersegment revenues	1,482	215	—	(1,697)	—
Cost of goods sold — external customers	(271,874)	(20,160)	—	—	(292,034)
Cost of intersegment sales	(1,338)	(169)	—	1,507	—

Gross profit	33,576	4,859	—	(190)	38,245
Gain related to insurance recoveries	4,983	—	—	—	4,983
Selling, administrative and other	(2,771)	(998)	(10,953)	—	(14,722)

Earnings (loss) from operations	$35,788	$3,861	$(10,953)	$(190)	$28,506

	Manufacturing	Railcar	Corporate
As of	Operations	Services	& all other	Eliminations	Totals
			(in thousands)
June 30, 2007
Total assets	$281,046	$35,939	$332,604	$—	$649,589
December 31, 2006
Total assets	$255,169	$33,764	$49,993	$—	$338,926
Manufacturing Operations
Revenues from affiliates were 14.3% and 3.4% of total consolidated revenues for the three months ended June 30, 2007 and 2006, respectively. Revenues from affiliates were 11.6% and 6.1% of total consolidated revenues for the six months ended June 30, 2007 and 2006, respectively.
Revenues from one significant customer totaled 66.1% and 29.3% of total consolidated revenues for the three months ended June 30, 2007 and 2006, respectively. Revenues from one significant customer totaled 61.9% and 30.4% of total consolidated revenues for the six months ended June 30, 2007 and 2006, respectively.
Revenues from two significant customers were 80.4% and 45.1% of total consolidated revenues for the three months ended June 30, 2007 and 2006, respectively. Revenues from two significant customers were 73.5% and 43.9% of total consolidated revenues for the six months ended June 30, 2007 and 2006, respectively.
Receivables from one significant customer were 31.8% and 10.0% of total consolidated accounts receivable (including accounts receivable from affiliate) at June 30, 2007 and December 31, 2006, respectively. Receivables from two significant customers were 51.8% and 18.7% of total consolidated accounts receivable (including accounts receivable from affiliate) at June 30, 2007 and December 31, 2006, respectively.
Railcar services
Revenues from affiliates were 2.1% and 3.0% of total consolidated revenues for the three months ended June 30, 2007 and 2006, respectively. Revenues from affiliates were 2.1% and 3.2% of total consolidated revenues for the six months ended June 30, 2007 and 2006, respectively. No single services customer accounted for more than 10% of total consolidated revenue for the three and six months ended June 30, 2007 and 2006. No single services customer accounted for more than 10% of total consolidated accounts receivable as of June 30, 2007 and December 31, 2006.
Note 22 — Marmaduke Storm Damage Insurance Claim (Gain related to insurance recoveries)
In April 2006, a tornado struck the Marmaduke, Arkansas area. This tornado resulted in damage to the company’s tank railcar manufacturing facility in Marmaduke, Arkansas. While the majority of the Marmaduke tank railcar facility suffered only minor damage, the portion of the factory that processed inbound material, equipment associated with material handling, plate steel blasting and sheet rolling as well as some inventory was destroyed by the storm. The tornado also destroyed an empty building that was nearing completion to receive inbound material and store inventory. The manufacturing facility was closed from April 2, 2006 through August 6, 2006 due to the storm. The Company recommenced operations at the manufacturing facility on August 7, 2006 when the repairs related to the tornado damage were substantially complete.
The Company was covered with property insurance covering wind and rain damage to its property, incremental costs and operating expenses it incurs due to damage caused by the tornado. In addition, the Company was covered with business insurance for business interruption as a direct result of the insured damage.
During May 2006, the Company received an advance of $7.5 million from the insurance carrier related to the property damage. This $7.5 million was designated as cash received for investing activities as the advance was used for replacement of property, plant and equipment.
During the quarter ended June 30, 2006, the Company had assets with a net book value of $3.5 million damaged or destroyed by the tornado. Other costs incurred related to the tornado damage included clean up for the temporary shutdown of the facility. The write off of assets and associated cleanup costs have been netted against the insurance advance pending settlement of the property damage claim.
During June 2006, the Company and the insurance carrier reached an initial minimum settlement amount of $8.6 million ($8.0 million after application of the deductible) to cover continuing expenses, employee wages and estimated lost profits for the months of April, May and June 2006, which was received in July 2006. The amount recorded in the statement of operations relating to the Company’s insurance recoveries is set forth as follows:

(in thousands)
Business interruption insurance claim	$8,600
Business interruption claim deductible	(600)

Business interruption insurance settlement, net	8,000

Continuing expenses	(3,257)
Unrecognized deductible	240

Income related to insurance recoveries, net	$4,983

Note 23 — Supplemental Cash Flow Information
ARI received interest income of $6.0 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively.
ARI paid interest expense of $0.1 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.
ARI paid taxes of $9.5 million and $10.7 million for the six months ended June 30, 2007 and 2006, respectively.
On January 1, 2007, ARI recorded a $1.6 million liability that was reclassed from a deferred tax liability account related to our unrecognized tax liability in accordance with FIN 48. See Note 12 for further discussion.
In June 2006, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of June 29, 2006 that was paid on July 14, 2006.
In May 2007, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of June 28, 2007 that was paid on July 13, 2007.

Note 24 — Subsequent Events
In August 2007, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record at the close of business of October 5, 2007. These dividends are payable on October 19, 2007.
The IRS commenced an examination of the Company’s 2004 and 2005 federal income tax returns during the fourth quarter of 2006. This examination was completed in July 2007. The adjustment was an insignificant amount and did not result in a material change to the results of operations or financial condition of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, financial position or performance to be materially different from any future results, financial position or performance expressed or implied by such forward-looking statements. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “forecast,” “estimate,” “plan,” “projected,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual results or those of our industry could differ materially from those projected in the forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, including:
•	the cyclical nature of our business and adverse economic and market conditions;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing and our ability to maintain relationships with our suppliers of railcar components and raw materials;

•	the highly competitive nature of our industry;

•	the risk of damage to our primary railcar manufacturing facilities or equipment in Paragould or Marmaduke, Arkansas;

•	our reliance upon a small number of customers that represent a large percentage of our revenues;

•	the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;

•	risks associated with our capital expenditure projects, including without limitation:
o	construction delays;

o	unexpected costs;

o	our planned dependence on our planned new flexible railcar manufacturing plant to produce railcars for which we have already accepted orders; and

o	other risks typically associated with the construction of new manufacturing facilities;
•	our dependence on our key personnel;

•	risks associated with our recent and anticipated growth including, without limitation:
o	potential for labor shortages

o	the need to implement improvement to our infrastructure to accommodate that growth; and

o	risks and costs associated with those improvements;
•	risks associated with the conversion of our railcar backlog into revenues;

•	the difficulties of integrating acquired businesses with our own;

•	the risk of lack of acceptance by our customers of our new railcar offerings;

•	the cost of complying with environmental and health and safety laws and regulations;

•	the costs associated with being a public company;

•	our relationship with Carl C. Icahn (our principal beneficial stockholder and the chairman of our board of directors) and his affiliates as a purchaser of our products, supplier of components and services to us and as a provider of significant managerial support;

•	potential failure by ACF Industries LLC (“ACF”), an affiliate of Carl C. Icahn, to honor its indemnification obligations to us;

•	potential risk of increased unionization of our workforce;

•	our ability to manage our pension costs;

•	potential significant warranty claims;

•	covenants in our revolving credit facility, as amended, our unsecured senior notes and other agreements as they presently exist, governing our indebtedness that limit our management’s discretion in the operation of our businesses;

•	substantial indebtedness following the offering of our outstanding notes could adversely affect our operations and financial results and prevent us from fulfilling our obligations;

•	our ability to incur substantially more debt could further exacerbate the risks associated with our substantial indebtedness; and

•	we may not be able to generate sufficient cash flow to service all of our obligations, including our obligations relating to the notes.
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
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006.
During the three months ended June 30, 2007, we adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. This was done in conjunction with the investment of a portion of the proceeds from our issuance of the $275.0 million of senior unsecured notes. SFAS 115 requires companies to classify their investment securities as held to maturity, available for sale or trading. We have classified the 7-day interest rate auction securities that we have invested in as available for sale as described in Note 3 in our condensed consolidated financial statements. There have been no other material changes to the critical accounting policies or estimates during the six months ended June 30, 2007.
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
RECENT DEVELOPMENTS
On May 21, 2007, we entered into a manufacturing agreement with ACF, pursuant to which, we agreed to purchase certain of our requirements for tank railcars from ACF. Under the terms of the manufacturing agreement, we have agreed to purchase at least 1,400 tank railcars from ACF with delivery expected to be completed by March 31, 2009. During the second quarter of 2007, we received new customer orders for approximately 1,400 tank railcars to be produced under the manufacturing agreement. The profit realized by us upon sale of the tank railcars to our customers will first be paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, we will pay ACF half the profits realized. The term of the agreement is for five years. Either party may terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions. The agreement may also be terminated immediately upon the happening of certain extraordinary events.
On June 29, 2007, we, through a wholly-owned subsidiary, entered into an agreement with an independent third party to form a joint venture to manufacture and sell railcar axles at a facility to be constructed by the joint venture. The joint venture will initially be owned 50% by the two partners. It is currently anticipated that construction of the axle plant would start during the second half of 2007 and that the plant would be operational by the end of 2008.
RESULTS OF OPERATIONS
Three Months ended June 30, 2007 compared to Three Months ended June 30, 2006
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	June 30,	June 30,
	2007	2006

Revenues:
Manufacturing Operations	93.6%	91.6%
Railcar services	6.4%	8.4%

Total revenues	100.0%	100.0%
Cost of goods sold:
Cost of manufacturing	(82.6%)	(81.6%)
Cost of railcar services	(5.1%)	(6.5%)

Total cost of goods sold	(87.7%)	(88.1%)
Gross profit	12.3%	11.9%
Income related to insurance recoveries, net	0.0%	3.3%
Selling, administrative and other	(3.5%)	(4.0%)

Earnings from operations	8.8%	11.2%
Interest income	2.0%	0.3%
Interest expense	(2.6%)	(0.1%)
Earnings from joint venture	0.2%	(0.1%)

Earnings before income tax expense	8.4%	11.3%
Income tax expense	(3.1%)	(4.2%)

Net earnings	5.3%	7.1%

Our earnings available to common stockholders for the three months ended June 30, 2007 were $11.0 million, compared to $10.8 million for the three months ended June 30, 2006, representing an increase of $0.2 million. The primary factors for the $0.2 million increase in earnings in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 are a $7.8 million increase in gross profit for our manufacturing operations partially offset by a $1.3 million increase in selling, administrative and other expenses and a $1.5 million increase in net interest expense. Additionally, during the three months ended June 30, 2006, we recognized income of $5.0 million associated with the minimum settlement of our business interruption insurance recoveries for that period.
Revenues
Our revenues for the three months ended June 30, 2007 increased 37.9% to $209.0 million from $151.6 million in the three months ended June 30, 2006. This increase was primarily due to increased revenues for our manufacturing operations.
Our manufacturing operations revenues for the three months ended June 30, 2007 increased 41.0% to $195.7 million from $138.8 million for the three months ended June 30, 2006. This increase was primarily due to low second quarter 2006 shipments. Our 2006 tank railcar capacity was impacted by the tank railcar facility shutdown for repair of tornado damage. Increased tank railcar shipments were partially offset by covered hopper railcar shipments in the second quarter of 2007 being down from the same quarter of 2006, reflecting a reduction in the number of covered hopper railcars ordered for delivery in 2007. During the three months ended June 30, 2007, we shipped 2,268 railcars compared to 1,734 railcars in the same period of 2006.
Our increase in tank railcar shipments was due to the restart of our tank railcar production facility in the third quarter of 2006 and an increase in capacity at our tank railcar production complex as a result of our recently completed expansion of our production capacity in January 2007. As a result of the recovery from the 2006 storm damage and related shutdown of our tank railcar production facility, we only shipped 85 tank railcars in the second quarter of 2006. On average, during the second quarter of 2007, tank railcars we sold had a higher selling price than covered hopper railcars. We experienced a decrease in covered hopper railcar shipments in the second quarter of 2007 compared to the same period of 2006. This was primarily due to our delivery schedules for covered hopper railcars causing us to moderately slow down our schedule in the second quarter and manage our production in order to maximize our manufacturing efficiencies. Based on the projected shipments for orders in the current backlog, we anticipate revenues for the third and fourth quarters of 2007 to be lower than revenue levels experienced in the first and second quarters of 2007. Our tank railcar lines are fully booked into early 2009 and our covered hopper railcar lines have orders booked for all months of 2008, but not at capacity levels. We cannot guarantee at this time how much of the available capacity will be utilized.
For the three months ended June 30, 2007, our manufacturing operations included $29.9 million, or 14.3% of our total consolidated revenues, from transactions with affiliates, compared to $5.2 million, or 3.4% of our total consolidated revenues in the three months ended June 30, 2006. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl C. Icahn.
Our railcar services revenues in the three months ended June 30, 2007 was comparable at $13.3 million to the $12.7 million of revenue for the three months ended June 30, 2006. For the second quarter of 2007, our railcar services revenues included $4.4 million, or 2.1% of our total consolidated revenues, from transactions with affiliates, compared to $4.5 million, or 3.0% of our total revenues, in the second quarter of 2006.
Gross Profit
Our gross profit increased to $25.7 million in the three months ended June 30, 2007 from $18.0 million in the three months ended June 30, 2006. Our gross profit margin increased to 12.3% in the second quarter of 2007 from the margin of 11.9% in the second quarter of 2006, primarily driven by the increase in the gross profit margin for our manufacturing operations.
Our gross profit margin for our manufacturing operations was 11.8% in the three months ended June 30, 2007, an increase from 10.9% in the three months ended June 30, 2006. This increase was primarily attributable to the tank railcar plant restart, significantly more tank railcars due to capacity expansion, and manufacturing efficiencies that were experienced in the second quarter 2007 compared to the second quarter of 2006. This was partially offset by costs related to implementing improvements in the manufacturing process at one of our parts manufacturing facilities which resulted in significant inventory reductions. Labor efficiencies resulted from lean manufacturing initiatives and enhanced training initiatives at our railcar manufacturing facilities. Our delivery schedules for covered hopper railcars caused us to moderately slow down our schedule in the second quarter of 2007, which led to lower margins than were experienced earlier in the year.
Our gross profit margin for our railcar services operations decreased to 20.1% in the three months ended June 30, 2007 from 21.9% in the three months ended June 30, 2006. This decrease was attributable to a change in work content and higher administrative costs during the three months ended June 30, 2007.
Income Related to Insurance Recoveries, Net
On April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing facility was damaged by a tornado. Our revenues and manufacturing gross profits were adversely affected by the temporary shut-down of our Marmaduke facility. However, the profit impact of these adverse affects was substantially offset by proceeds from our business interruption insurance. In the three months ended June 30, 2006, we recognized income of $5.0 million associated with the minimum settlement of our business interruption insurance recoveries for that period.
During the three months ended June 30, 2006, we had assets with net book value of $3.5 million that were damaged or destroyed by the tornado. The charge for these asset write-offs has been netted against the insurance advance pending final settlement of the property damage insurance claim.
The tornado related insurance coverage proceeds included $7.5 million of cash advances received in April 2006, primarily related to property damage to provide funds to repair the plant in Marmaduke. This cash was classified as cash provided for investing activities as it was received as part of the property insurance claim that was filed for all the property, plant and equipment that was damaged by the tornado.
Selling, Administrative and Other Expenses
Our selling, administrative and other expenses increased by $1.3 million in the second quarter of 2007, to $7.3 million from $6.0 million in the second quarter of 2006. These selling, administrative and other expenses, which include stock based compensation, were 3.5% of total consolidated revenues in the three months ended June 30,

2007 as compared to 4.0% of total consolidated revenues in the three months ended June 30, 2006. We experienced a $2.1 million increase in various selling, administrative and other costs to support our growing business, partially offset by a $0.8 million decrease in stock based compensation expense (as described below).
Our stock based compensation expense for the three months ended June 30, 2007 was $0.7 million. This expense is attributable to stock options granted in 2006 and stock appreciation rights (SARS) granted in 2007. This is compared to stock based compensation expense of $1.5 million for the three months ended June 30, 2006, which consisted of stock options and restricted stock granted in 2006.
Interest Expense and Income
Net interest expense for the three months ended June 30, 2007 was $1.2 million, representing $4.2 million of interest income and $5.4 million of interest expense, as compared to $0.3 million of net interest income for the three months ended June 30, 2006, representing $0.4 million of interest income and $0.1 million of interest expense.
Our interest expense for the three months ended June 30, 2007 was $5.4 million as compared to $0.1 million for the three months ended June 30, 2006, representing an increase of $5.3 million. In January 2006, we repaid substantially all of our outstanding debt with a portion of the net proceeds of our initial public offering. On February 28, 2007, we sold $275.0 million of unsecured senior notes due 2014, which added $5.1 million of interest expense in the second quarter of 2007.
Our interest income in the three months ended June 30, 2007 was $4.2 million as compared to $0.4 million for the three months ended June 30, 2006. The increase in interest income was primarily attributable to the investment of the net proceeds we received in connection with our sale of our unsecured senior notes and the investment of cash generated from operations.
Income Taxes
Our income tax expense for the three months ended June 30, 2007 was $6.5 million or 37.1% of our earnings before income taxes, as compared to $6.3 million for the three months ended June 30, 2006, or 36.8% of our earnings before income taxes.
Six Months ended June 30, 2007 compared to Six Months ended June 30, 2006
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Six Months Ended,
	June 30,	June 30,
	2007	2006

Revenues:
Manufacturing Operations	93.6%	92.4%
Railcar services	6.4%	7.6%

Total revenues	100.0%	100.0%
Cost of goods sold:
Cost of manufacturing	(81.3%)	(82.3%)
Cost of railcar services	(5.2%)	(6.1%)

Total cost of goods sold	(86.5%)	(88.4%)
Gross profit	13.5%	11.6%
Income related to insurance recoveries, net	0.0%	1.5%
Selling, administrative and other	(3.5%)	(4.5%)

Earnings from operations	10.0%	8.6%
Interest income	1.5%	0.3%
Interest expense	(1.9%)	(0.3%)
Earnings from joint venture	0.2%	0.1%

Earnings before income tax expense	9.8%	8.7%
Income tax expense	(3.6%)	(3.2%)

Net earnings	6.2%	5.5%

Our earnings available to common stockholders for the six months ended June 30, 2007 were $24.5 million, compared to $17.5 million for the six months ended June 30, 2006, representing an increase of $7.0 million. The primary factors for the $7.0 million increase in earnings in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 are a $15.3 million increase in gross profit from our manufacturing operations partially offset by a $1.0 million increase in net interest expense. In addition, we paid preferred dividends during January 2006 amounting to $0.6 million. As a result of the initial public offering, we redeemed all preferred stock in January 2006. Furthermore, in relation to the initial public offering, we incurred $4.4 million in compensation expense during the six months ended June 30, 2006 consisting of a special bonus of $0.5 million and $3.9 million in compensation expense related to a restricted stock grant.
Revenues
Our revenues for the six months ended June 30, 2007 increased 20.0% to $396.3 million from $330.3 million in the six months ended June 30, 2006. This increase was primarily due to increased revenues for our manufacturing operations.
Our manufacturing operations revenues for the six months ended June 30, 2007 increased 21.5% to $370.8 million from $305.3 million for the six months ended June 30, 2006. This increase was primarily due to expanded tank railcar capacity in 2007 and low 2006 shipments. Our 2006 tank railcar capacity was impacted by the tank railcar facility shutdown for repair of tornado damage. Increased tank railcar shipments were partially offset by covered hopper railcar shipments in the six months ended June 30, 2007 being down from the same period of 2006, reflecting a reduction in the number of covered hopper railcars ordered for delivery in 2007. During the six months ended June 30, 2007, we shipped 4,189 railcars compared to 3,714 railcars in the same period of 2006.
Our increase in tank railcar shipments was due to the restart of our tank railcar production facility in the third quarter of 2006 and an increase in capacity at our tank railcar production complex as a result of our recently completed expansion of our production capacity in January 2007. As a result of the recovery from the 2006 storm damage and related shutdown of our tank railcar production facility, we only shipped 538 tank railcars in the six months ended June 30, 2006. On average, during the six months ended June 30, 2007, tank railcars we sold had a higher selling price than covered hopper railcars. We experienced a decrease in covered hopper railcar shipments in 2007 compared to the same period of 2006. This was primarily due to our delivery schedules for covered hopper railcars causing us to moderately slow down our schedule in the second quarter and manage our production in order to maximize our manufacturing efficiencies. Based on the projected shipments for orders in the current backlog, we anticipate revenues for the third and fourth quarters of 2007 to be lower than revenue levels experienced in the first and second quarters of 2007. Our tank railcar lines are fully booked into early 2009 and our covered hopper railcar lines have orders booked for all months of 2008, but not at capacity levels. We cannot guarantee at this time how much of the available capacity will be utilized.
For the six months ended June 30, 2007, our manufacturing operations included $45.9 million, or 11.6% of our total consolidated revenues, from transactions with affiliates, compared to $20.2 million, or 6.1% of our total consolidated revenues in the six months ended June 30, 2006. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl C. Icahn.
Our railcar services revenues in the six months ended June 30, 2007 was comparable at $25.5 million to the $25.0 million amount for the six months ended June 30, 2006. For the six months ended June 30, 2007, our railcar services revenues included $8.3 million, or 2.1% of our total consolidated revenues, from transactions with affiliates, compared to $10.5 million, or 3.2% of our total revenues, in the six months ended June 30, 2006.
Gross Profit
Our gross profit increased to $53.7 million in the six months ended June 30, 2007 from $38.2 million in the six months ended June 30, 2006. Our gross profit margin increased to 13.5% in the six months ended June 30, 2007 from 11.6% in the six months ended June 30, 2006, primarily reflecting improved margins in our manufacturing operations segment.
Our gross profit margin for our manufacturing operations was 13.1% in the six months ended June 30, 2007, a significant increase from 11.0% in the six months ended June 30, 2006. This increase was primarily attributable to railcar mix, including significantly more tank railcars, and manufacturing efficiencies that were experienced in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This was partially offset by costs related to implementing improvements in the manufacturing process at one of our parts manufacturing locations which resulted in significant inventory reductions. Labor efficiencies resulted from lean manufacturing initiatives and enhanced training initiatives at our railcar manufacturing facilities.
Our gross profit margin for our railcar services operations was comparable at 19.5% in the six months ended June 30, 2007 in relation to a margin of 19.3% in the six months ended June 30, 2006.
Income Related to Insurance Recoveries, Net
On April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing facility was damaged by a tornado. Our revenues and manufacturing gross profits were adversely affected by the temporary shut-down of our Marmaduke facility. However, the profit impact of these adverse affects was substantially offset by proceeds from our business interruption insurance. In the six months ended June 30, 2006, we recognized income of $5.0 million associated with the minimum settlement of our business interruption insurance recoveries for the period from April 2006 – June 2006.
During the six months ended June 30, 2006, we had assets with net book value of $3.5 million that were damaged or destroyed by the tornado. The charge for these asset write-offs has been netted against the insurance advance pending final settlement of the property damage insurance claim.
The tornado related insurance coverage proceeds included $7.5 million of cash advances received in April 2006, primarily related to property damage to provide funds to repair the plant in Marmaduke. This cash was classified as cash provided for investing activities as it was received as part of the property insurance claim that was filed for all the property, plant and equipment that was damaged by the tornado.
Selling, Administrative and Other Expenses
Our selling, administrative and other expenses decreased by $0.7 million in the six months ended June 30, 2007, to $14.0 million from $14.7 million in the six months ended June 30, 2006. These selling, administrative and other expenses, which include stock based compensation, were 3.5% of total revenues in the six months ended June 30,

2007 as compared to 4.5% of total revenues in the six months ended June 30, 2006. Stock based compensation expense decreased $3.8 million (as described below), partially offset by an increase of $3.1 million of various selling, administrative and other costs to support our growing business.
Our stock based compensation expense for the six months ended June 30, 2007 was $1.3 million. This expense is attributable to restricted stock and stock options we granted in 2006 and to SARs granted in 2007. This is compared to stock based compensation expense of $5.1 million for the six months ended June 30, 2006. We recognized $2.4 million of stock based compensation expense in January 2006 in connection with the granting of restricted stock in connection with the initial public offering.
Interest Expense and Income
Net interest expense for the six months ended June 30, 2007 was $1.3 million, representing $6.0 million of interest income and $7.3 million of interest expense, as compared to $0.2 million of net interest expense for the three months ended June 30, 2006, representing $0.9 million of interest income and $1.1 million of interest expense.
Our interest expense for the six months ended June 30, 2007 was $7.3 million as compared to $1.1 million for the six months ended June 30, 2006, representing an increase of $6.2 million. In January 2006, we repaid substantially all of our outstanding debt with a portion of the net proceeds of our initial public offering. On February 28, 2007, we sold $275.0 million of unsecured senior notes due 2014, which added $6.8 million of interest expense in the six months ended June 30, 2007.
Our interest income in the six months ended June 30, 2007 was $6.0 million as compared to $0.9 million for the six months ended June 30, 2006. The increase in interest income was primarily attributable to the investment of the net proceeds we received in connection with our sale of our unsecured senior notes and the investment of cash received from operations.
Income Taxes
Our income tax expense for the six months ended June 30, 2007 was $14.4 million or 37.1% of our earnings before income taxes, as compared to $10.5 million for the six months ended June 30, 2006, or 36.8% of our earnings before income taxes.
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
Our total backlog as of June 30, 2007 was $1,153.5 million and as of December 31, 2006 was $1,318.0 million. We estimate that approximately 21.5% of our June 30, 2007 backlog will be converted to revenues by the end of 2007. Included in the railcar backlog at June 30, 2007 was $348.4 million of railcars to be sold to our affiliate, ARL, which is controlled by Carl C. Icahn.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog. Our ability to meet our backlog requirements as of June 30, 2007 is dependent upon our completion of the new flexible railcar manufacturing facility in Marmaduke, Arkansas. We expect railcar production to begin at the new flexible railcar manufacturing facility at the end of 2007.

2007
Railcar backlog at January 1, 2007	16,473
New railcars delivered	4,189
New railcar orders	1,759

Railcar backlog at June 30, 2007	14,043

Estimated railcar backlog value at end of period (in thousands)	$1,153,501
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
We currently have availability in our production schedule in the second half of 2007 for the production of covered hopper railcars. Our tank railcar lines are fully booked into early 2009 and our covered hopper railcar lines have orders booked for all months of 2008, but not at capacity levels. We cannot guarantee at this time how much of the available capacity will be utilized.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the six months ended June 30, 2007 were proceeds from our senior unsecured notes offering and cash generated from operations. As of June 30, 2007, we had working capital of $408.2 million, including $331.9 million of cash and cash equivalents. We also have a $100.0 million revolving credit facility with North Fork Business Capital Corporation, as administrative agent for various lenders. This facility is described in further detail in Note 11 of our condensed consolidated financial statement, and provides for relief from certain financial covenants described in that Note so long as we maintain excess availability of at least $30.0 million. At June 30, 2007, we had no borrowings outstanding under this facility and $80.4 million of availability based upon the amount of our eligible accounts receivable and inventory (and without regard to any financial covenants), or $50.4 million of availability, if we were to maintain excess availability of at least $30.0 million. As of June 30, 2007, we were in compliance with each debt covenant that was rendered inapplicable as a result of the $30.0 million excess availability requirement.
On February 28, 2007, we issued $275.0 million of senior unsecured notes that are due in 2014. The offering resulted in net proceeds to us of approximately $272.2 million. The terms of the notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These limitations become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. As of June 30, 2007, we were in compliance with all of our covenants under the notes.
Cash Flows
The following tables summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30:

2007

(in thousands)
Net cash provided by (used in):
Operating activities	$40,875
Investing activities	(121,772)
Financing activities	271,562

Increase in cash and cash equivalents	$190,665

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
Our net cash provided by operating activities for the six months ended June 30, 2007 was $40.9 million. Net earnings of $24.5 million were impacted by the non-cash items including but not limited to: depreciation expense of $6.8 million, stock-based compensation expense of $1.3 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current assets and liabilities included a decrease in inventories of $10.2 million, a decrease in prepaid expenses of $1.1 million, an increase in accounts payable to affiliates of $1.1 million and an increase in accrued expenses and taxes of $12.1 million. Cash used in operating activities included an $8.9 million increase in accounts receivable, an increase in accounts receivable from affiliate of $3.2 million and a $3.2 million decrease in accounts payable.
The decrease in inventories was due to company wide efforts to reduce inventory levels. The increase in accrued expenses and taxes is primarily due to accrued interest relating to our senior unsecured notes of approximately $7.0 million and accrued taxes of $4.5 million due to our increased provision due to the increase in earnings in the first and second quarters of 2007. The increase in accounts receivable and accounts receivable due from affiliate is due to timing of cash receipts and sales toward the end of the period ending June 30, 2007 compared to the period ending December 31, 2006. The decrease in accounts payable is primarily due to timing of payments and receipt of goods and services toward the end of the period ending June 30, 2007 compared to the period ending December 31, 2006.
Net Cash Used In Investing Activities
Net cash used in investing activities was $121.8 million for the six months ended June 30, 2007, consisting of $20.5 million of purchases of property, plant and equipment, $100.3 million of investment in short term auction rate securities classified as available for sale and a $1.0 million contribution to one of our joint ventures. The capital expenditures were for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.”
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $271.6 million for the six months ended June 30, 2007. The main reason for the large cash inflow is due to $275.0 million in gross proceeds from the senior unsecured notes offering, partially offset by offering costs of approximately $4.3 million.

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
Capital expenditures for the six months ended June 30, 2007 were $20.5 million. Of these expenses, $13.3 million were for expansion purposes, $2.0 million were for cost reduction purposes and $5.2 million were for necessary replacement of assets.
Our tank railcar plant capacity expansion was completed at our Marmaduke, Arkansas plant in January 2007. We have a number of other significant capital projects that are currently underway including our new flexible railcar manufacturing plant that is being constructed adjacent to our tank railcar manufacturing plant in Marmaduke. Railcar production at the new flexible plant, which we anticipate will have the capability of producing tank, covered hopper and intermodal railcars, is currently expected to begin at the end of 2007. We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies, maintain our equipment and to otherwise complement and expand our business. Our current capital expenditure plans include projects that we expect will expand capacity, maintain equipment, improve efficiencies or reduce costs, including the capital expenditures we have incurred to date. We recently entered into a joint venture agreement to produce and sell axles with a joint venture partner. Under this agreement, the joint venture will construct an axle manufacturing facility. We anticipate capital spending will accelerate in the second half of 2007 due to tank railcar related projects and the initiation of the axle manufacturing plant project. We expect spending for the year to be approximately $90.0 million, including funds spent to date. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
We anticipate that the new railcar plant, our contributions to the axle joint venture and any other future expansion of our business will be financed through the proceeds from our issuance of senior unsecured notes, cash flow from operations, our amended revolving credit facility, term debt associated directly with that expenditure or other new financing. We believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We cannot guarantee that we will be able to obtain term debt or other new financing on favorable terms, if at all.
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
We intend to pay cash dividends on our common stock in the future. However, as discussed in Note 11 to the condensed consolidated financial statements, the revolving credit facility, as amended, contains limitations and restrictions on our ability to declare and pay dividends. Moreover, our declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, covenants under our borrowing arrangement and other factors our board of directors considers relevant. Accordingly, we may not pay dividends in any given amount in the future, or at all.

In addition, dividends of $0.6 million on our preferred stock were paid in January 2006. All of our outstanding shares of preferred stock were redeemed in January 2006 in connection with our initial public offering.
Contingencies and Contractual Obligations
Refer to the status of contingencies in Note 14 to the condensed consolidated financial statements. All contractual obligations were basically unchanged from the information disclosed in our 10-Q for the quarterly period ended March 31, 2007, except for normal operations since that time.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our market risks since December 31, 2006 except as described below.
Auction Failure Risk. Our short-term investments are primarily auction-rate securities and could be subject to an auction failure. In the event of an auction failure, we would be left holding the securities until the next auction with limited access to our investments. The auction-rate securities have a fixed rate until the next reset date (until the next auction). If the auction fails, the rate would remain fixed at the previous rate until the next auction.
Our primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and other short-term investments, primarily auction-rate securities with maturities greater than 90 days that are not considered cash equivalents.
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

     We issued the outstanding notes on February 28, 2007 and by so doing agreed to pay back the holders of the outstanding notes the aggregate principal amount of $275.0 million with interest. Additionally, we currently have the ability to incur a significant amount of indebtedness under our revolving credit facility, as amended, and otherwise. As of June 30, 2007, we had no borrowings outstanding and $80.4 million of availability under the revolving credit facility based upon the amount of its eligible accounts receivable and inventory (and without regard to any financial covenants), or $50.4 million of availability, if we were to maintain excess availability of at least $30.0 million.
     Our substantial indebtedness could have important consequences to our investors. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the notes and other indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our revolving credit facility, as amended, among other things, our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes or acquisitions. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on us.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders held May 10, 2007, stockholders elected nine incumbent directors for a one-year term. The vote tabulation follows:

Nominee	For	Withheld
Carl C. Icahn	17,645,944	1,635,952
James J. Unger	17,673,449	1,608,447
Vincent J. Intrieri	17,335,728	1,946,168
Keith Meister	17,336,076	1,945,820
Peter Shea	18,894,575	387,321
Brett Icahn	18,889,345	392,551
Harold First	18,947,134	334,762
James M. Laisure	19,172,805	109,091
James C. Pontious	19,174,106	107,790

ITEM 6. EXHIBITS

Exhibit
No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date: August 14, 2007	By: /s/ James J. Unger

James J. Unger, President and Chief Executive Officer

By: /s/ William P. Benac

William P. Benac, Senior Vice-President, Chief Financial
Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

31.1	1 Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	2Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002