Form 10-Q
period 2007-09-30
American Railcar Industries, Inc./DE
filed 2007-11-08
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐     No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on November 5, 2007 was 21,302,296 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$297,609	$40,922
Accounts receivable, net	34,529	34,868
Accounts receivable, due from affiliates	13,553	9,632
Inventories, net	101,135	103,510
Prepaid expenses	3,929	5,853
Deferred tax assets	1,867	2,089

Total current assets	452,622	196,874

Property, plant and equipment, net	156,364	130,293
Deferred debt issuance costs	4,125	235
Goodwill	7,169	7,169
Other assets	37	37
Investment in joint venture	13,713	4,318

Total assets	$634,030	$338,926

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$31	$88
Accounts payable	40,546	54,962
Accounts payable, due to affiliates	2,694	1,689
Accrued expenses and taxes	6,056	3,099
Accrued compensation	9,549	10,282
Accrued interest expense	1,750	32
Accrued dividends	639	636

Total current liabilities	61,265	70,788

Long-term debt, net of current portion	—	8
Senior unsecured notes	275,000	—
Deferred tax liability	3,859	7,042
Pension and post-retirement liabilities	10,186	10,859
Other liabilities	2,390	49

Total liabilities	352,700	88,746

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 and 21,207,773 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	213	212
Additional paid-in capital	239,288	235,768
Retained earnings	44,088	16,649
Accumulated other comprehensive loss	(2,259)	(2,449)

Total stockholders’ equity	281,330	250,180

Total liabilities and stockholders’ equity	$634,030	$338,926

See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2007	2006
Revenues:
Manufacturing operations (including revenues from affiliates of $47,634 and $4,172 for the three months ended September 30, 2007 and 2006, respectively)	$127,376	$138,479

Railcar services (including revenues from affiliates of $4,289 and $4,580 for the three months ended September 30, 2007 and 2006, respectively)	12,515	11,975

Total revenues	139,891	150,454

Cost of goods sold:
Manufacturing operations	(113,251)	(125,809)

Railcar services	(10,668)	(8,920)

Total cost of goods sold	(123,919)	(134,729)
Gross profit	15,972	15,725

Income related to insurance recoveries, net	—	4,963
Gain on asset conversion, net	—	4,323
Selling, administrative and other (including costs related to affiliates of $151 and $508 for the three months ended September 30, 2007 and 2006, respectively)	(6,835)	(7,008)

Earnings from operations	9,137	18,003

Interest income	3,986	234
Interest expense	(5,517)	(103)
Earnings (loss) from joint venture	115	(278)

Earnings before income tax expense	7,721	17,856
Income tax expense	(2,861)	(6,862)

Net earnings available to common shareholders	$4,860	$10,994

Net earnings per common share — basic	$0.23	$0.52
Net earnings per common share — diluted	$0.23	$0.52
Weighted average common shares outstanding — basic	21,302	21,208
Weighted average common shares outstanding — diluted	21,392	21,261

Dividends declared per common share	$0.03	$0.03
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2007	2006
Revenues:
Manufacturing operations (including revenues from affiliates of $93,558 and $24,380 for the nine months ended September 30, 2007 and 2006, respectively)	$498,217	$443,785

Railcar services (including revenues from affiliates of $12,622 and $15,093 for the nine months ended September 30, 2007 and 2006, respectively)	38,014	36,948

Total revenues	536,231	480,733

Cost of goods sold:
Manufacturing operations	(435,389)	(397,683)

Railcar services	(31,198)	(29,080)

Total cost of goods sold	(466,587)	(426,763)
Gross profit	69,644	53,970

Income related to insurance recoveries, net	—	9,946
Gain on asset conversion, net	—	4,323
Selling, administrative and other (including costs related to affiliates of $454 and $1,526 for the nine months ended September 30, 2007 and 2006, respectively)	(20,884)	(21,730)

Earnings from operations	48,760	46,509

Interest income	10,046	1,149
Interest expense (including interest expense to affiliates of $0 and $98 for the nine months ended September 30, 2007 and 2006)	(12,835)	(1,236)
Earnings from joint venture	731	59

Earnings before income tax expense	46,702	46,481
Income tax expense	(17,303)	(17,405)

Net earnings	$29,399	$29,076

Less preferred dividends	—	(568)

Earnings available to common shareholders	$29,399	$28,508

Net earnings per common share — basic	$1.38	$1.39
Net earnings per common share — diluted	$1.38	$1.39
Weighted average common shares outstanding — basic	21,265	20,484
Weighted average common shares outstanding — diluted	21,368	20,544

Dividends declared per common share	$0.09	$0.09
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2007	2006
Operating activities:
Net earnings	$29,399	$29,076
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	10,266	7,602
Amortization of deferred costs	482	87
Loss on the write-off of property, plant and equipment	—	4,304
Long-lived asset impairment charges	—	401
Loss on disposal of property, plant and equipment	233	—
Write-off of deferred financing costs	—	566
Stock based compensation	1,992	6,590
Excess tax benefits from stock option exercises	(241)	—
Change in joint venture investment as a result of earnings	(731)	(59)
Provision (benefit) for deferred income taxes	(737)	807
Provision for losses on accounts receivable	84	295
Changes in operating assets and liabilities:
Accounts receivable, net	255	(9,497)
Accounts receivable, due from affiliate	(3,921)	2,739
Insurance claim receivable	—	(5,936)
Inventories	2,375	(20,554)
Prepaid expenses	1,924	(1,626)
Accounts payable	(14,416)	(9,538)
Accounts payable, due to affiliate	1,005	(2,074)
Accrued expenses and taxes	4,344	(9,591)
Other	(1,331)	(479)

Net cash provided by (used in) operating activities	30,982	(6,887)

Investing activities:
Purchases of property, plant and equipment	(36,495)	(38,695)
Property insurance advance on Marmaduke tornado damage	—	10,000
Repayment of note receivable from affiliate (Ohio Castings Company, LLC)	165	494
Investment in joint venture	(8,840)	—
Acquisitions	—	(17,220)

Net cash used in investing activities	(45,170)	(45,421)

Financing activities:
Proceeds from sale of common stock	—	205,275
Offering costs — initial public offering	—	(14,605)
Preferred stock redemption	—	(82,056)
Preferred stock dividends	—	(11,904)
Common stock dividends	(1,912)	(1,273)
Decrease in amounts due to affiliates	—	(20,476)
Majority shareholder capital contribution	—	275
Proceeds from stock option exercises	1,985	—
Excess tax benefits from stock option exercises	241	—
Proceeds from issuance of senior unsecured notes, gross	275,000	—
Offering costs — senior unsecured notes issuance	(4,314)	—
Finance fees related to credit facility	(60)	(265)
Repayment of debt	(65)	(40,253)

Net cash provided by financing activities	270,875	34,718

Increase (decrease) in cash and cash equivalents	256,687	(17,590)
Cash and cash equivalents at beginning of period	40,922	28,692

Cash and cash equivalents at end of period	$297,609	$11,102

See notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months ended September 30, 2007 and 2006
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. and subsidiaries (collectively the “Company” or “ARI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Balance Sheet as of December 31, 2006 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report attached on Form 10-K, as amended, for the year ended December 31, 2006. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
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
ARI manufactures railcars, custom designed railcar parts for industrial companies, railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by selected customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.4% and 0.3%, respectively, of total consolidated revenues for the three months ended September 30, 2007 and 2006. Canadian revenues were 0.3% and 0.3%, respectively, of total consolidated revenues for the nine months ended September 30, 2007 and 2006. Canadian assets were 0.2% and 0.4%, respectively, of total consolidated assets as of September 30, 2007 and December 31, 2006.
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
Note 3 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Raw materials	$57,271	$67,258
Work-in-process	23,521	23,623
Finished products	23,521	15,358

Total inventories	104,313	106,239
Less reserves	(3,178)	(2,729)

Total inventories, net	$101,135	$103,510

Note 4 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment as of September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006

Property, plant and equipment
Buildings	$103,299	$102,737
Machinery and equipment	97,134	93,060

	200,433	195,797
Less accumulated depreciation	(83,279)	(75,204)

Net property, plant and equipment	117,154	120,593
Land	3,364	2,865
Construction in process	35,846	6,835

Total property, plant and equipment	$156,364	$130,293

Depreciation Expense
Depreciation expense for the three months ended September 30, 2007 and 2006 was $3.5 million and $2.7 million, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $10.3 million and $7.6 million, respectively.
Capitalized Interest
In conjunction with the Senior Unsecured Fixed Rate Notes offering described in Note 10, the Company began recording capitalized interest on certain property, plant and equipment capital projects. The amount of interest capitalized as of September 30, 2007 was $0.09 million. No interest was capitalized as of December 31, 2006.
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
No impairment charges have been recognized during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company reduced the carrying value of equipment purchased under a lease agreement from an unrelated third party by $0.4 million for its manufacturing plants, which is reflected in the consolidated statement of operations under costs of manufacturing operations.
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
Note 7 — Investment in Joint Venture — Ohio Castings
The Company uses the equity method to account for its investment in Ohio Castings. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue. Advances and distributions are charged and credited directly to the investment account.
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
The carrying amount of the investment in Ohio Castings by Castings was $5.8 million and $4.3 million, respectively at September 30, 2007 and December 31, 2006. During May 2007, Castings made an equity contribution to Ohio Castings amounting to $1.0 million.
The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio as further discussed in Note 13. The value of the guarantee, which was $0.04 million at September 30, 2007, has been recorded by the Company in accordance with FASB Interpretation No. 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.
See Note 19 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary combined results of operations for Ohio Castings, the investee company, for the three months ended September 30, 2007 and 2006 are as follows:

	September 30, 2007	September 30, 2006
	(in thousands)
Results of operations:
Sales	$15,915	$23,921

Loss from operations	(51)	(654)

Net earnings (loss)	$35	$(466)

Summary combined results of operations for Ohio Castings, the investee company, for the nine months ended September 30, 2007 and 2006 are as follows:

	September 30, 2007	September 30, 2006
	(in thousands)
Results of operations:
Sales	$58,219	$90,158

Earnings from operations	1,808	120

Net earnings	$2,053	$544

Note 8 — Investment in Joint Venture — Axle Manufacturing
During June 2007, ARI, through a wholly-owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, LLC, to manufacture and sell railcar axles at a facility to be constructed by the joint venture. The joint venture will initially be owned 50% by both partners. The executive committee of the joint venture is comprised of one representative from each partner. Each representative has equal voting rights and equal decision-making rights for operational and strategic decisions of the joint venture. It is currently anticipated that construction of the axle plant would start during the fourth quarter of 2007 and that the plant would be operational by the end of 2008.
The Company uses the equity method to account for its investment in Axis, LLC. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue. Advances and distributions are charged and credited directly to the investment account.
Operations have not begun for Axis, LLC as the joint venture is in the capital construction and development phase of the facility.
Note 9 — Warranties
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
The change in the Company’s warranty reserve, which is reflected on the condensed consolidated balance sheet in Accrued expenses and taxes, is as follows for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Liability, beginning of period	$2,204	$2,036
Provision for new warranties issued	697	307
Warranty claims	(548)	(560)

Liability, end of period	$2,353	$1,783

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Liability, beginning of period	$1,753	$1,237
Provision for new warranties issued	1,732	1,807
Warranty claims	(1,132)	(1,261)

Liability, end of period	$2,353	$1,783

Note 10 — Long-Term Debt
Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Revolving line of credit	$—	$—
Senior unsecured notes	275,000	—
Other	31	96

Total long-term debt, including current portion	$275,031	$96
Less current portion of debt	31	88

Total long-term debt, net of current portion	$275,000	$8

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
At September 30, 2007 the Company had no borrowings outstanding and $76.3 million of availability under the revolving credit facility based upon the amount of its eligible accounts receivable and inventory (and without regard to any financial covenants), or $46.3 million of availability, if the Company were to maintain excess availability of at least $30.0 million. The Company was not required to calculate the leverage ratio or the adjusted fixed charge coverage ratio as of September 30, 2007, as its excess availability was greater than $30.0 million and there were no other circumstances that required either of these two ratios to be tested as of that date.
As of September 30, 2007, the interest rate on the borrowings under the revolving credit facility was 7.25% and was based on the U.S. prime rate at that time.
The Company declared dividends of $0.03 per common share during the three months ended September 30, 2007, which did not breach any covenants in the revolving credit agreement.
Mortgage Note
The Company has a mortgage note outstanding with a liability of $0.03 million and $0.1 million, respectively, as of September 30, 2007 and December 31, 2006. This mortgage matures in 2008.
Senior Unsecured Fixed Rate Notes
On February 28, 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes.
The notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2007. The terms of the notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These covenants become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. The Company was in compliance with all of its covenants under the notes as of September 30, 2007.
Prior to March 1, 2011, the notes may be redeemed in whole or in part at a redemption price equal to 100% of the applicable principal amount, plus an applicable premium based upon a present value calculation using an applicable treasury rate plus 0.50%, plus accrued and unpaid interest. Commencing on March 1, 2011, the redemption price is set at 103.75% of the principal amount of the Notes plus accrued and unpaid interest, and declines annually until it is reduced to 100% of the principal amount of the Notes plus accrued and unpaid interest from and after March 1, 2013. In addition, ARI may redeem up to 35% of the Notes, beginning on March 1, 2010, at an initial redemption price of 107.50% of their principal amount, plus accrued and unpaid interest with money that the Company raises from one or more qualified equity offerings.
In March 2007, the Company filed a registration statement to effect an exchange offer relating to the notes, which became effective later that month. The terms of the exchange notes issued in the exchange offer are substantially identical to the terms of the outstanding notes, except that the exchange notes are freely tradable. In connection with the exchange offer, 100% of the original notes were exchanged for freely tradable notes.
The fair value of theses notes was approximately $273.6 million at September 30, 2007.
Note 11 — Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company recognized an increase to its unrecognized tax positions of $0.1 million, which was recorded as a cumulative effect adjustment to retained earnings. As a result of implementing FIN 48, the Company had $2.2 million of unrecognized tax benefits, of which $0.5 million, if recognized, would affect the Company’s effective tax rate. There were no material changes in the Company’s policy of classifying interest and penalties since the policy was disclosed in the Company’s 10-Q for the period ended March 31, 2007. As of the adoption date, the Company has $0.2 million of accrued interest expense, net of taxes related to unrecognized tax benefits.
The Internal Revenue Service (“IRS”) completed an examination of the Company’s 2004 and 2005 federal income tax returns during the third quarter of 2007. The Company is still awaiting its final closing agreement.
No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2003 federal income tax return expired on September 15, 2007. The statute of limitations on the Company’s 2004, 2005 and 2006 federal income tax returns will expire on September 15, 2008, 2009 and 2010, respectively.
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
Note 12 — Employee Benefit Plans
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
The Company recorded total expenses relating to these plans of $0.2 million and $0.2 million, respectively, in the three months ended September 30, 2007 and 2006. The Company recorded total expenses relating to these plans of $0.7 million and $0.5 million in the nine months ended September 30, 2007 and 2006.
The components of net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$60	$51	$181	$155
Interest cost	241	226	722	679
Expected return on plan assets	(240)	(209)	(720)	(628)
Amortization of unrecognized net gain	52	—	155	—
Prior service cost recognized	(1)	—	(1)	(1)
Recognized gains	—	48	—	143

Net periodic benefit cost recognized	$112	$116	$337	$348

	Postretirement		Postretirement
	Benefits		Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$32	$3	$97	$8
Interest cost	75	52	224	156
Amortization of prior service cost	5	—	14	—
Amortization of loss	13	—	38	—

Net periodic benefit cost recognized	$125	$55	$373	$164

The Company also maintains a qualified defined contribution plan, which provides benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million for both the three months ended September 30, 2007 and 2006, respectively. Expenses related to these plans were $0.7 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.
Note 13 — Commitments and Contingencies
In connection with the Company’s acquisition in January 2005 of Castings LLC from ACF Industries Holding Corp., a company beneficially owned and controlled by Mr. Carl Icahn, the Company agreed to assume certain, and indemnify all liabilities related to and arising from ACF Industries Holding Corp.’s investment in Castings LLC, including the guarantee of Castings LLC’s obligations to Ohio Castings. One guarantee represented the guarantee of bonds in the amount of $10.0 million issued by the State of Ohio to one of Ohio Castings’ subsidiaries, of which $5.0 million was outstanding as of September 30, 2007. Another guarantee was of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.3 million was outstanding as of September 30, 2007. The two other partners of Ohio Castings have made similar guarantees of these obligations.
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
ARI is a party to collective bargaining agreements with labor unions at its Longview, Texas repair facility, its North Kansas City, Missouri repair facility and at its Longview, Texas steel foundry and components manufacturing facility. These agreements expire in January 2010, September 2010, and April 2008, respectively. ARI is also party to a collective bargaining agreement at its Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provide that the contract would remain in effect under the old terms until terminated by either party with 60 days notice. At the present time, there are no workers at Milton, as the site is idled.
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
The Company entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at its railcar production facilities. The agreements have terms of two and three years respectively with a minimum purchase volume requirement over the life of the contract. The Company has agreed to purchase a combined total of $64.6 million over the life of these two contracts. In 2007, 2008 and 2009, ARI expects to purchase $22.0 million, $25.2 million and $1.9 million, respectively, under these agreements.
ARI entered into supply agreements on January 28, 2005 and on June 8, 2005 with a supplier for two types of steel plate. The agreement is for five years and is cancelable by either party, with proper notice after two years. The agreement commits ARI to buy 75% of its production needs from this supplier at prices that fluctuate with market.
In January 2006, the Company entered into an agreement with a third party vendor for a specified number of wheels and related parts, including axles and roller bearings. The Company was required to prepay for a portion of the requirements under this agreement. The Company expects to purchase $10.2 million and $1.5 million from this vendor in 2007 and 2008, respectively, under this agreement.
Note 14 — Initial Public Offering
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
The net proceeds from the offering were applied as follows (in millions):

Redemption of all outstanding shares of preferred stock	$94.0
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Acquisition of Custom Steel	17.2
Payment of payables in connection with acquisition	5.3
Investment in plant, property and equipment	12.7
Offering costs paid during the first quarter	1.4

Total uses	$192.0

Note 15 — Comprehensive Income
The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net earnings	$4,860	$10,994	$29,399	$29,076

Foreign currency translation adjustment	84	14	190	51

Comprehensive income	$4,944	$11,008	$29,589	$29,127

Note 16 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,
	2007	2006
Weighted average basic common shares outstanding	21,302,296	21,207,773
Dilutive effect of employee stock options	89,820	52,814

Weighted average diluted common shares outstanding	21,392,116	21,260,587

	Nine Months Ended September 30,
	2007	2006
Weighted average basic common shares outstanding	21,264,574	20,484,225
Dilutive effect of employee stock options	103,532	59,996

Weighted average diluted common shares outstanding	21,368,106	20,544,221

(1) Stock options to purchase 75,000 shares of common stock granted during the second quarter of 2006 were not included in the calculation for diluted earnings per share for the nine months ended September 30, 2007 and 2006 as well as the three months ended September 30, 2007 and 2006. These options would have resulted in an antidilutive effect to the earnings per share calculation.
Note 17 — Stock Based Compensation
The requirements of SFAS No. 123(R) and all related regulations became effective for the Company on January 19, 2006 in connection with the initial public offering and the 2005 equity incentive plan, as amended (the “2005 Plan”).
The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1.0 million shares of the Company’s common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. Options are subject to certain vesting provisions as designated by the board of directors and may have an expiration period that ranges from 5 to 10 years. Options granted under the 2005 Plan must have an exercise price at or above the fair market value on the date of grant. If any award expires, or is terminated, surrendered or forfeited, then shares of common stock covered by the award will again be available for grant under the 2005 Plan. The 2005 Plan is administered by the Company’s board of directors or a committee of the board. Options granted pursuant to the requirements of SFAS No. 123(R) are expensed on a graded vesting method over the vesting period of the option. The Company accounts for equity instrument grants under the recognition and measurement principles of SFAS No. 123(R), and its related provisions.
The following table presents the amounts for stock based compensation expense incurred by ARI for each of the three and nine months ended September 30, 2007 and 2006 and the corresponding line items on the statement of operations that they are classified within:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Stock based compensation expense:
Cost of goods sold: manufacturing operations	$83	$47	$188	$142
Cost of goods sold: railcar services	11	—	21	—
Selling, administrative and other	586	1,479	1,783	6,448

Total stock based compensation expense	$680	$1,526	$1,992	$6,590

Net income for the three months ended September 30, 2007 and 2006 includes $0.2 million and $0.5 million, respectively of income tax benefits related to the Company’s stock-based compensation arrangements. Net income for the nine months ended September 30, 2007 and 2006 includes $0.7 million and $2.4 million, respectively of income tax benefits related to the Company’s stock-based compensation arrangements.
Stock Options
During 2006, the Company granted options to purchase 559,876 shares of common stock under the 2005 Plan. No stock options were granted in 2007.
The Company recognized $0.3 million and $0.6 million, respectively, of compensation expense during the three months ended September 30, 2007 and 2006 related to stock option grants made under the 2005 plan. The Company recognized income tax benefits related to stock options of $0.2 million and $0.3 million, respectively, during the three months ended September 30, 2007 and 2006.
The Company recognized $1.0 million and $1.8 million, respectively, of compensation expense during the nine months ended September 30, 2007 and 2006 related to stock option grants made under the 2005 plan. The Company recognized income tax benefits related to stock options of $0.4 million and $0.7 million, respectively, during the nine months ended September 30, 2007 and 2006.

The following is a summary of option activity under the 2005 plan for January 1, 2007 through September 30, 2007:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2007	559,876	$22.97	48 months	$8.05	$6,199
Exercised	(94,523)	$21.00

Outstanding at the end of the period, September 30, 2007	465,353	$23.37	40 months	$8.21	$398 (1)

Exercisable at the end of the period, September 30, 2007	67,100	$21.00	39 months	$7.28	$68

(1)	Options to purchase 75,000 shares of the Company’s common stock have exercise prices that are above market price, based on the closing market price of $22.02 for a share of the Company’s common stock on the last business day of the quarter ended September 30, 2007. Options to purchase 94,523 shares of the Company’s common stock were exercised during the nine months ended September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $1.3 million. The Company realized a tax benefit of $0.5 million related to these option exercises.
No options were exercised during 2006 as options first became exercisable in January 2007.
As of September 30, 2007, unrecognized compensation costs related to the unvested portion of stock options were approximately $1.1 million and are expected to be recognized over a weighted average period of approximately 20 months.
As of September 30, 2007, an aggregate of 440,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan.
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
The Company recognized zero and $0.9 million, respectively, of compensation expense during the three months ended September 30, 2007 and 2006, for this restricted stock grant. The Company recognized zero and $0.4 million of income tax benefits in the three months ended September 30, 2007 and 2006, respectively, for this restricted stock grant.
The Company recognized $0.3 and $4.8 million, respectively, of compensation expense during the nine months ended September 30, 2007 and 2006, for this restricted stock grant. The Company recognized $0.1 and $1.8 million of income tax benefits in the nine months ended September 30, 2007 and 2006, respectively, for this restricted stock grant.

The following is a summary of the status and activity related to non-vested shares from January 1, 2007 through September 30, 2007:

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
The Company recognized $0.4 million and $0.7 million, respectively, of compensation expense during the three and nine months ended September 30, 2007 related to stock appreciation rights granted under the 2005 plan. The Company recognized income tax benefits related to stock appreciation rights of $0.2 million and $0.3 million, respectively, during the three and nine months ended September 30, 2007.
The following is a summary of SARs activity under the 2005 plan for January 1, 2007 through September 30, 2007:

				Weighted Average
	Stock		Weighted Average	Grant-date Fair	Aggregate
	Appreciation	Weighted Average	Remaining	Value of SARs	Intrinsic
	Rights (SARs)	Exercise Price	Contractual Life	Granted	Value ($000)

Outstanding at the beginning of the period, January 1, 2007	—
Granted	277,100	$29.49
Canceled	(3,300)

Outstanding at the end of the period, September 30, 2007	273,800	$29.49	78 months	$10.05	$— (1)

Exercisable at the end of the period, September 30, 2007	—

(1)	— Stock appreciation rights with an exercise price of $29.49 have no intrinsic value based on the closing market price of $22.02 for a share of the Company’s common stock on the last business day of the quarter ended September 30, 2007.
As of September 30, 2007, unrecognized compensation costs related to the unvested portion of stock appreciation rights were approximately $2.1 million and were expected to be recognized over a period of 42 months.
Note 18 — Common Stock, Mandatorily Redeemable Preferred Stock, and New Preferred Stock
On January 24, 2006, the Company completed the sale of 9,775,000 shares of common stock to the public pursuant to an effective registration statement at a price of $21.00 per share. In connection with the offering, the Company redeemed all mandatorily redeemable preferred stock and new preferred stock, including accrued dividends of $11.9 million, for a total of $94.0 million.
During each quarter of 2006 and in the first, second and third quarters of 2007, the Board of Directors of the Company declared and paid cash dividends of $0.03 per share of common stock of the Company to shareholders of record as of a given date.
During the nine months ended September 30, 2007, the Company issued 94,523 shares of its common stock as certain holders of stock options exercised options to purchase the Company’s common stock.
Note 19 — Related Party Transactions
The Company has the following agreements with ACF:
     Manufacturing services agreement
Under the manufacturing services agreement, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components using certain assets that the Company acquired pursuant to the 1994 ACF asset transfer agreement. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended September 30, 2007 and 2006, ARI purchased inventory of $10.1 million and $19.0 million, respectively, of components from ACF. In the nine months ended September 30, 2007 and 2006, ARI purchased inventory of $35.2 million and $58.5 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
     Supply Agreement

Under this agreement, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement was $0.03 million and $0.1 million, respectively, for the three months ended September 30, 2007 and 2006. Revenue recorded under this arrangement was $0.03 million and $0.5 million, respectively, for the nine months ended September 30, 2007 and 2006. Profit margins on sales to related parties approximate the margins on sales to other large customers.
     Additional Agreements with ACF
ARI entered into a note payable with ACF Holding, an affiliate, for $12.0 million effective January 1, 2005, in connection with the purchase of Castings (Note 1). The note bears interest at prime plus 0.5% and is due on demand. This note was paid off in full in connection with the initial public offering in January 2006.
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three and nine months ended September 30, 2007 and 2006.
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
On May 21, 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which, the Company agreed to purchase certain of its requirements for tank railcars from ACF. Under the terms of the manufacturing agreement, ARI has agreed to purchase at least 1,400 tank railcars from ACF with delivery expected to be completed by March 31, 2009. During the second quarter of 2007, ARI received new customer orders for approximately 1,400 tank railcars to be produced under the manufacturing agreement. The profit realized by ARI upon sale of the tank railcars to ARI customers will first be paid to ACF to reimburse them for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, ARI will pay ACF half the profits realized. The term of the agreement is for five years. Either party may terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions. The agreement may also be terminated immediately upon the happening of certain extraordinary events. In the three and nine months ended September 30, 2007, ARI incurred costs under this agreement of $0.2 million in connection with railcars that were assembled and delivered by ACF during that period.
The Company has the following agreements with ARL:
     ARL Railcar Servicing Agreement
Under this agreement, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. Revenue of $4.3 million and $4.6 million, respectively, for the three months ended September 30, 2007 and 2006, was recorded under this arrangement. Revenue of $12.6 million and $15.1 million, respectively, for the nine months ended September 30, 2007 and 2006, was recorded under this arrangement. These amounts are included under services revenue from affiliates on the statement of operations. The agreement extends through June 30, 2008 and automatically renews for one-year periods unless either party provides at least six months prior notice of termination or if an agreement is reached to terminate the contract. Termination by the Company would result in a fee payable to ARL of $0.5 million. Profit margins on sales to related parties approximate the margins on sales to other large customers.
The Company has had a reduction in its scope of fleet management services revenue that it is providing to ARL. Since ARL split from ARI in 2005, ARL has and continues to reduce these services. This reduction has not affected the repair and maintenance services that ARI provides to ARL. The Company does not anticipate this reduction to have a material impact on its railcar services revenue.
     ARL Services Agreement and ARI/ARL Separation Agreement
Under the Company’s services agreement with ARL, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by our Chief Executive Officer, which is further described later in this footnote. Under this agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based on an agreed upon a fixed annual fee. Total fees paid to ARL were $0.2 million and $0.5 million, respectively, for the three months ended September 30, 2007 and 2006. Total fees paid to ARL were $0.5 million and $1.5 million, respectively, for the nine months ended September 30, 2007 and 2006. The Company did not bill ARL in either the three or nine months ended September 30, 2007 or 2006 as no services were performed under this agreement for ARL. The fees paid to ARL are included in costs related to affiliates on the statement of operations. Either party may terminate any of these services, and the associated costs for these services, on at least six months prior notice at any time prior to the termination of the agreement on December 31, 2007 or if an agreement is reached to terminate the contract.
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
     ARL Sales Contracts
On March 31, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 tank railcars in 2007. The Company has in the past manufactured and sold railcars to ARL on a purchase order basis. The Company is using its manufacturing capacity that became available beginning in January 2007 to produce these tank railcars. The agreement also included options for ARL to purchase up to 300 covered hopper railcars in 2007, should additional capacity become available and not be called for by other rights of first refusal, and 1,000 tank railcars and 400 covered hopper railcars in 2008. The options to purchase 1,000 tank railcars and 400 covered hopper railcars in 2008 were exercised by ARL. ARL also exercised an option to purchase 70 covered hopper railcars in 2007. Similar to other customers, the storm damage in April 2006 at Marmaduke and resulting temporary plant shutdown has impacted and will continue to impact the timing of delivery of some railcars that ARL has ordered. Revenue for these railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
On September 25, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 500 tank railcars in both 2008 and 2009.

     Agreements with Other Affiliated Parties
On December 17, 2004, ARI borrowed $7.0 million under a note payable to Arnos Corp., an affiliate of ARI. The note was interest bearing at prime plus 1.75% and was payable on demand. Interest expense on the note was $0.1 million for the nine months ended September 30, 2006. This note was paid off in full in connection with the initial public offering in January 2006.
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated in 2005 with a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in Investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $1.3 million and $1.5 million, respectively, at September 30, 2007 and December 31, 2006. Ohio Castings did not make its payments under this note from December 2006 through August 2007 until a payment was made to ARI during September 2007. The payment made in September 2007 covered one principal payment and all accrued interest to date on the note. Current expectations are that the note will be amended to allow for interest only payments on a quarterly basis if full payments are not able to be made by Ohio Castings.
During May 2007, Castings made an equity contribution to Ohio Castings amounting to $1.0 million.
During April 2006, the Company’s Chairman and majority stockholder, Carl C. Icahn, contributed $0.3 million as a capital contribution to pay the weekly payroll and fringe benefits of the Marmaduke manufacturing facility. This was done to help bridge the gap until the Company received funds from its insurance policies to continue to pay full wages and benefits to all employees working for the tank railcar operations at Marmaduke, Arkansas that were temporarily shutdown as a result of the tornado that struck the facility as described in Note 21.
The Company leases certain facilities from an entity owned by its Chief Executive Officer. Expenses paid to related parties for these facilities were $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2007 and 2006. Expenses paid to related parties for these facilities were $0.7 million and $0.6 million, respectively, for the nine months ended September 30, 2007 and 2006.
During June 2007, ARI, through a wholly-owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, LLC, to manufacture and sell railcar axles at a facility to be constructed by the joint venture. Operations are not expected to begin until late in 2008. Accordingly, no significant financial activity has occurred. See Note 8 for further information.
     Financial Information for Transactions with Affiliates
As of September 30, 2007, amounts due from affiliates were $13.6 million in accounts receivable from ACF, Ohio Castings and ARL. As of December 31, 2006, amounts due from affiliates represented $9.6 million in accounts receivable from ACF, Ohio Castings and ARL.
As of September 30, 2007 and December 31, 2006, amounts due to affiliates included $2.7 million and $1.7 million, respectively, in accounts payable to ACF and Ohio Castings.
Cost of railcar manufacturing for the three months ended September 30, 2007 and 2006 included $9.7 million and $9.0 million, respectively, in railcar products produced by Ohio Castings, which is partially owned by Castings, as described in Note 1.
Cost of railcar manufacturing for the nine months ended September 30, 2007 and 2006 included $39.5 million and $30.9 million, respectively, in railcar products produced by Ohio Castings. Expenses of zero and $0.1 million paid to Castings under a supply agreement are included in the cost of railcar manufacturing for the nine months ended September 30, 2007 and 2006, respectively.
Inventory at September 30, 2007 and December 31, 2006 includes $3.2 million and $4.1 million, respectively, of purchases from Ohio Castings. Approximately $0.6 million and $0.1 million of costs, respectively, were eliminated at September 30, 2007 and December 31, 2006 as it represented profit from a related party for inventory still on hand.
Note 20 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended	Manufacturing		Corporate & all
September 30, 2007	Operations	Railcar Services	other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$127,376	$12,515	$—	$—	$139,891
Intersegment revenues	197	41	—	(238)	—
Cost of goods sold — external customers	(113,251)	(10,668)	—	—	(123,919)
Cost of intersegment sales	(92)	(36)	—	128	—

Gross profit	14,230	1,852	—	(110)	15,972
Income related to insurance recoveries, net	—	—	—	—	—
Gain on asset conversion, net	—	—	—	—	—
Selling, administrative and other	(1,844)	(530)	(4,461)	—	(6,835)

Earnings (loss) from operations	$12,386	$1,322	$(4,461)	$(110)	$9,137

For the Three Months Ended	Manufacturing		Corporate & all
September 30, 2006	Operations	Railcar Services	other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$138,479	$11,975	$—	$—	$150,454
Intersegment revenues	179	1,106	—	(1,285)	—
Cost of goods sold — external customers	(125,809)	(8,920)	—	—	(134,729)
Cost of intersegment sales	(156)	(857)	—	1,013	—

Gross profit	12,693	3,304	—	(272)	15,725
Income related to insurance recoveries, net	4,963	—	—	—	4,963
Gain on asset conversion, net	4,323	—	—	—	4,323
Selling, administrative and other	(1,683)	(445)	(4,880)	—	(7,008)

Earnings (loss) from operations	$20,296	$2,859	$(4,880)	$(272)	$18,003

For the Nine Months Ended	Manufacturing		Corporate & all
September 30, 2007	Operations	Railcar Services	other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$498,217	$38,014	$—	$—	$536,231
Intersegment revenues	824	225	—	(1,049)	—
Cost of goods sold — external customers	(435,389)	(31,198)	—	—	(466,587)
Cost of intersegment sales	(692)	(211)	—	903	—

Gross profit	62,960	6,830	—	(146)	69,644
Income related to insurance recoveries, net	—	—	—	—	—
Gain on asset conversion, net	—	—	—	—	—
Selling, administrative and other	(5,653)	(1,621)	(13,610)	—	(20,884)

Earnings (loss) from operations	$57,307	$5,209	$(13,610)	$(146)	$48,760

For the Nine Months Ended	Manufacturing		Corporate & all
September 30, 2006	Operations	Railcar Services	other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$443,785	$36,948	$—	$—	$480,733
Intersegment revenues	1,661	1,321	—	(2,982)	—
Cost of goods sold — external customers	(397,683)	(29,080)	—	—	(426,763)
Cost of intersegment sales	(1,494)	(1,026)	—	2,520	—

Gross profit	46,269	8,163	—	(462)	53,970
Income related to insurance recoveries, net	9,946	—	—	—	9,946
Gain on asset conversion, net	4,323	—	—	—	4,323
Selling, administrative and other	(4,454)	(1,443)	(15,833)	—	(21,730)

Earnings (loss) from operations	$56,084	$6,720	$(15,833)	$(462)	$46,509

	Manufacturing	Railcar	Corporate
As of	Operations	Services	& all other	Eliminations	Totals
		(in thousands)
September 30, 2007
Total assets	$301,885	$33,471	$298,674	$—	$634,030
December 31, 2006
Total assets	$255,169	$33,764	$49,993	$—	$338,926
Manufacturing Operations
Manufacturing revenues from affiliates were 34.1% and 2.8% of total consolidated revenues for the three months ended September 30, 2007 and 2006, respectively. Manufacturing revenues from affiliates were 17.4% and 5.1% of total consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively.
Manufacturing revenues from one significant customer totaled 34.1% and 53.9% of total consolidated revenues for the three months ended September 30, 2007 and 2006, respectively. Manufacturing revenues from one significant customer totaled 54.2% and 38.1% of total consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively.

Manufacturing revenues from two significant customers were 66.6% and 72.4% of total consolidated revenues for the three months ended September 30, 2007 and 2006, respectively. Manufacturing revenues from two significant customers were 71.7% and 49.0% of total consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively.
Manufacturing receivables from one significant customer were 29.9% and 10.0% of total consolidated accounts receivable (including accounts receivable from affiliate) at September 30, 2007 and December 31, 2006, respectively. Manufacturing receivables from two significant customers were 39.5% and 18.7% of total consolidated accounts receivable (including accounts receivable from affiliate) at September 30, 2007 and December 31, 2006, respectively.
Railcar services
Railcar Services revenues from affiliates were 3.1% and 3.0% of total consolidated revenues for the three months ended September 30, 2007 and 2006, respectively. Railcar Services revenues from affiliates were 2.4% and 3.1% of total consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively. No single services customer accounted for more than 10% of total consolidated revenue for the three and nine months ended September 30, 2007 and 2006. No single services customer accounted for more than 10% of total consolidated accounts receivable as of September 30, 2007 and December 31, 2006.
Note 21 — Marmaduke Storm Damage Insurance Claim (Income related to insurance recoveries)
In April 2006, a tornado struck the Marmaduke, Arkansas area. This tornado resulted in damage to the company’s tank railcar manufacturing facility in Marmaduke, Arkansas. While the majority of the Marmaduke tank railcar facility suffered only minor damage, the portion of the factory that processed inbound material, equipment associated with material handling, plate steel blasting and sheet rolling as well as some inventory was destroyed by the storm. The tornado also destroyed an empty building that was nearing completion to receive inbound material and store inventory. The manufacturing facility was closed from April 2, 2006 through August 6, 2006 due to the storm. The Company recommenced operations at the manufacturing facility on August 7, 2006 when the repairs related to the tornado damage were substantially complete.
The Company was covered with property insurance covering wind and rain damage to its property, incremental costs and operating expenses it incurs due to damage caused by the tornado. In addition, the Company was covered with business insurance for business interruption as a direct result of the insured damage.
The final property damage claim amounted to $11.2 million (prior to the deductible) covering clean up costs, repair costs and asset replacement costs. During 2006, the Company received advances totaling $10.0 million from the insurance carrier related to the property damage. This $10.0 million was designated as cash received for investing activities as the advance was used for replacement of property, plant and equipment.
The Company had assets with a net book value of $4.3 million damaged or destroyed by the tornado. Other costs incurred related to the tornado damage included clean up for the temporary shutdown of the facility. The write off of assets and associated cleanup costs have been netted against the insurance settlement of the property damage claim to arrive at the gain on asset conversion, net.
The final business interruption claim amounted to $16.0 million (prior to the deductible) covering continuing expenses, employee wages and estimated lost profits for April through August 2006. ARI received advances totaling $10.5 million, during the second and third quarters related to the business interruption claim. This cash was classified as cash received for operating activities as the advances were for ongoing normal business operations and lost profits.
The Company recorded income related to insurance recoveries, net of $9.9 million in the nine months ended September 30, 2006 related to the business interruption insurance recovery. The Company also recorded a gain on asset conversion, net of $4.3 million in the nine months ended September 30, 2006 related to the property damage insurance recoveries.

Note 22 — Supplemental Cash Flow Information
ARI received interest income of $10.1 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively.
ARI paid interest expense of $10.6 million and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively.
ARI paid taxes of $16.5 million and $18.4 million for the nine months ended September 30, 2007 and 2006, respectively.
On January 1, 2007, ARI recorded a $1.6 million liability that was reclassed from a deferred tax liability account related to our unrecognized tax liability in accordance with FIN 48. See Note 11 for further discussion.
In September 2006, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of October 6, 2006 that was paid on October 20, 2006.
In August 2007, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of October 5, 2007 that was paid on October 19, 2007.
Note 23 — Subsequent Events
In November 2007, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of January 9, 2008 that will be paid on January 18, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, financial position or performance to be materially different from any future results, financial position or performance expressed or implied by such forward-looking statements. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “forecast,” “estimate,” “plan,” “projected,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual results or those of our industry could differ materially from those projected in the forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, including:
•	the cyclical nature of our business and adverse economic and market conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues;

•	risks associated with the conversion of our railcar backlog into revenues, including pricing and cancellation provisions in some contracts we have with our customers;

•	the highly competitive nature of our industry;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing and our ability to maintain relationships with our suppliers of railcar components and raw materials;

•	the risk of damage to our primary railcar manufacturing facilities or equipment in Paragould or Marmaduke, Arkansas;

•	the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;

•	risks associated with our capital expenditure projects, and those of joint ventures in which we are involved, including, without limitation:
•	construction delays;

•	unexpected costs;

•	our planned dependence on our planned new flexible railcar manufacturing plant to produce railcars for which we have already accepted orders; and

•	other risks typically associated with the construction of new manufacturing facilities;
•	our dependence on our key personnel and the risk that we may lose skilled, trained, qualified production and management employees in relation to production slowdowns or any other significant factor that could cause us to lose these employees;

•	risks associated with our recent and anticipated growth including, without limitation:
•	potential for labor shortages

•	the need to implement improvement to our infrastructure to accommodate that growth; and

•	risks and costs associated with those improvements;

•	the difficulties of integrating acquired businesses with our own;

•	the risk of lack of acceptance by our customers of our new railcar offerings;

•	the cost of complying with environmental and health and safety laws and regulations;

•	the costs associated with being a public company;

•	our relationship with Carl C. Icahn (our principal beneficial stockholder and the chairman of our board of directors) and his affiliates as a purchaser of our products, supplier of components and services to us and as a provider of significant managerial support;

•	potential failure by ACF Industries LLC (“ACF”), an affiliate of Carl C. Icahn, to honor its indemnification obligations to us;

•	potential risk of increased unionization of our workforce;

•	our ability to manage our pension costs;

•	potential significant warranty claims;

•	covenants in our revolving credit facility, as amended, our unsecured senior notes and other agreements as they presently exist, governing our indebtedness that limit our management’s discretion in the operation of our businesses;

•	substantial indebtedness resulting from the offering of our outstanding notes could adversely affect our operations and financial results and prevent us from fulfilling our obligations;

•	our ability to incur substantially more debt could further exacerbate the risks associated with our substantial indebtedness; and

•	we may not be able to generate sufficient cash flow to service all of our obligations, including our obligations relating to the unsecured senior notes.
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
Our tank railcar business has recovered well from the tornado damage in 2006 that caused our tank railcar manufacturing facility to be shutdown from April to early August 2006. We also added capacity to this facility in January 2007 that is helping to increase revenue levels for tank railcars. In addition, the first tank railcars under our agreement with ACF to manufacture railcars for us were shipped in September 2007. ACF is an affiliate of Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors.
During 2007, we have experienced a decline in shipments of hopper railcars due to less demand and increased competition for some of those products. This has caused us to slow down our production schedule for hopper railcars and subsequently manage our fixed costs and reduce variable overhead costs at our hopper railcar manufacturing facility.
RESULTS OF OPERATIONS
Three Months ended September 30, 2007 compared to Three Months ended September 30, 2006
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	September 30,	September 30,

	2007	2006

Revenues:
Manufacturing Operations	91.1%	92.0%
Railcar services	8.9%	8.0%

Total revenues	100.0%	100.0%
Cost of goods sold:
Cost of manufacturing	(81.0%)	(83.6%)
Cost of railcar services	(7.6%)	(5.9%)

Total cost of goods sold	(88.6%)	(89.5%)
Gross profit	11.4%	10.5%
Income related to insurance recoveries, net	0.0%	3.3%
Gain on asset conversion, net	0.0%	2.9%
Selling, administrative and other	(4.9%)	(4.7%)

Earnings from operations	6.5%	12.0%
Interest income	2.8%	0.2%
Interest expense	(3.9%)	(0.1%)
Earnings (loss) from joint venture	0.1%	(0.2%)

Earnings before income tax expense	5.5%	11.9%
Income tax expense	(2.0%)	(4.6%)

Net earnings	3.5%	7.3%

Our earnings available to common stockholders for the three months ended September 30, 2007 were $4.9 million, compared to $11.0 million for the three months ended September 30, 2006, representing a decrease of $6.1 million. The primary factors for the $6.1 million decrease in earnings were the impact on third quarter 2006 earnings of the $9.3 million insurance recovery related to the tornado we had in April 2006, and a $1.6 million increase in net interest expense. In the third quarter of 2006, we recognized income of $5.0 million associated with the final settlement of our business interruption insurance recoveries and a gain of $4.3 million associated with the conversion of the assets destroyed by the tornado at Marmaduke. In the third quarter of 2007, we experienced a revenue increase from an increase in tank railcar shipments that was substantially offset by a revenue decrease in hopper railcar shipments.
Revenues
Our revenues for the three months ended September 30, 2007 decreased 7.0% to $139.9 million from $150.5 million in the three months ended September 30, 2006. This decrease was primarily due to decreased revenues for our manufacturing operations.
Our manufacturing operations revenues for the three months ended September 30, 2007 decreased 8.0% to $127.4 million from $138.5 million for the three months ended September 30, 2006. This decrease was primarily due to low third quarter 2007 shipments of hopper railcars ordered for delivery in 2007. This decrease was partially offset by an increase in our third quarter 2007 tank railcar shipments as compared to our third quarter 2006 tank railcar shipments. Our third quarter 2006 tank railcar capacity was reduced by the Marmaduke facility shutdown for repair of tornado damage. We reopened that facility in August 2006. During the three months ended September 30, 2007, we shipped a total of 1,276 railcars compared to 1,546 railcars in the same period of 2006.
We experienced a decrease in hopper railcar shipments in the third quarter of 2007 compared to the same period of 2006. This decrease was primarily due to less demand and increased competition for some of our hopper railcar products. As a result, we have set our production schedule well below capacity levels due to customer-defined delivery schedules through 2008. Our increase in tank railcar shipments was due to the restart of our tank railcar production facility in the third quarter of 2006 and an increase in capacity at our tank railcar production facility in January 2007.
We expect continued strong performance of tank railcars and production of hopper railcars to continue at lower levels in the fourth quarter. Our tank railcar lines are fully booked into early 2009 and our hopper railcar lines have orders booked for all months of 2008, at levels well below capacity. We cannot guarantee at this time how much of the available capacity will be utilized.
For the three months ended September 30, 2007, our manufacturing operations included $47.6 million, or 34.1% of our total consolidated revenues, from transactions with affiliates, compared to $4.2 million, or 2.8% of our total consolidated revenues in the three months ended September 30, 2006. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl C. Icahn. The significant increase in manufacturing sales to related parties is primarily due to the timing of railcar deliveries to ARL, as provided for under various contracts we have with ARL.
Our railcar services revenues in the three months ended September 30, 2007 increased slightly to $12.5 million compared to the $12.0 million of revenue for the three months ended September 30, 2006. For the third quarter of 2007, our railcar services revenues included $4.3 million, or 3.1% of our total consolidated revenues, from transactions with affiliates, compared to $4.6 million, or 3.0% of our total revenues, in the third quarter of 2006.
We have had a reduction in our scope of fleet management services revenue that we are providing to ARL. Since ARL split from us in 2005, ARL has and continues to reduce these services. This reduction has not affected the repair and maintenance services that we provide to ARL. We do not anticipate this reduction to have a material impact on our services revenue.
Gross Profit
Our gross profit increased to $16.0 million in the three months ended September 30, 2007 from $15.7 million in the three months ended September 30, 2006. Our gross profit margin increased to 11.4% in the third quarter of 2007 from 10.5% in the third quarter of 2006, primarily driven by the increase in the gross profit margin for our manufacturing operations.
Our gross profit margin for our manufacturing operations was 11.1% in the three months ended September 30, 2007, an increase from 9.1% in the three months ended September 30, 2006. This increase was attributable to an increase in profit recognized at our tank railcar manufacturing operations in Marmaduke, partially offset by a decrease in gross profit at our hopper railcar manufacturing operations in Paragould.
The increase at our tank manufacturing plant was due to the tank railcar plant restart, a higher volume of tank railcars due to capacity expansion and improved manufacturing efficiencies that were experienced in the third quarter 2007 compared to the third quarter of 2006. Labor efficiencies resulted from lean manufacturing initiatives and enhanced training initiatives at our railcar manufacturing facilities. Our delivery schedules for hopper railcars caused us to slow down our schedule in the third quarter of 2007, which led to lower margins than were experienced earlier in the year, as a result of reduced production levels that continued to still absorb fixed costs.
Our gross profit margin for our railcar services operations decreased to 14.8% in the three months ended September 30, 2007 from 25.5% in the three months ended September 30, 2006. This decrease was primarily attributable to a change in work content and higher costs during the three months ended September 30, 2007.
Income Related to Insurance Recoveries, Net
On April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing facility was damaged by a tornado. Our revenues and manufacturing gross profits were adversely affected by the temporary shutdown of our Marmaduke facility. However, the profit impact of these adverse affects was substantially offset by proceeds from our business interruption insurance. In the three months ended September 30, 2006, we recognized income of $5.0 million associated with the settlement of our business interruption insurance recoveries for that period.
During the three months ended September 30, 2006, we recognized a gain on asset conversion of $4.3 million related to assets that were damaged or destroyed by the tornado.
Selling, Administrative and Other Expenses
Our selling, administrative and other expenses decreased by $0.2 million in the third quarter of 2007, to $6.8 million from $7.0 million in the third quarter of 2006. These selling, administrative and other expenses, which include stock based compensation, were 4.9% of total consolidated revenues in the three months ended September 30, 2007 as compared to 4.7% of total consolidated revenues in the three months ended September 30, 2006.
The $0.2 million decrease was attributable to an increase of $0.6 million in various selling, administrative and other expenses offset by a $0.8 million decrease in stock based compensation expense. Our stock based compensation expense for the three months ended September 30, 2007 was $0.7 million. This expense is attributable to stock options granted in 2006 and stock appreciation rights (SARs) granted in 2007. This is compared to stock based compensation expense of $1.5 million for the three months ended September 30, 2006, which consisted of stock options and restricted stock granted in 2006.
Interest Expense and Income
Net interest expense for the three months ended September 30, 2007 was $1.5 million, representing $4.0 million of interest income and $5.5 million of interest expense, as compared to $0.1 million of net interest income for the three months ended September 30, 2006, representing $0.2 million of interest income and $0.1 million of interest expense.
Our interest expense for the three months ended September 30, 2007 was $5.5 million as compared to $0.1 million for the three months ended September 30, 2006, representing an increase of $5.4 million. In January 2006, we repaid substantially all of our outstanding debt with a portion of the net proceeds of our initial public offering. On February 28, 2007, we sold $275.0 million of unsecured senior notes due 2014, which added $5.2 million of interest expense in the third quarter of 2007.
Our interest income in the three months ended September 30, 2007 was $4.0 million as compared to $0.2 million for the three months ended September 30, 2006. The increase in interest income was primarily attributable to the investment of the net proceeds we received in connection with our sale of our unsecured senior notes and the investment of cash generated from operations.

Income Taxes
Our income tax expense for the three months ended September 30, 2007 was $2.9 million or 37.0% of our earnings before income taxes, as compared to $6.9 million for the three months ended September 30, 2006, or 38.4% of our earnings before income taxes. The major reason for the change in the quarterly rate is due to a change in our effective tax rate for calendar year 2006 at September 30, 2006. The rate went from 36.8% at June 30, 2006 to 37.4% at September 30, 2006.
Nine Months ended September 30, 2007 compared to Nine Months ended September 30, 2006
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Nine Months Ended,
	September 30,	September 30,

	2007	2006

Revenues:
Manufacturing Operations	92.9%	92.3%
Railcar services	7.1%	7.7%

Total revenues	100.0%	100.0%
Cost of goods sold:
Cost of manufacturing	(81.2%)	(82.7%)
Cost of railcar services	(5.8%)	(6.1%)

Total cost of goods sold	(87.0%)	(88.8%)
Gross profit	13.0%	11.2%
Income related to insurance recoveries, net	0.0%	2.1%
Gain on asset conversion, net	0.0%	0.9%
Selling, administrative and other	(3.9%)	(4.5%)

Earnings from operations	9.1%	9.7%
Interest income	1.9%	0.2%
Interest expense	(2.4%)	(0.2%)
Earnings from joint venture	0.1%	0.0%

Earnings before income tax expense	8.7%	9.7%
Income tax expense	(3.2%)	(3.6%)

Net earnings	5.5%	6.1%

Our earnings available to common stockholders for the nine months ended September 30, 2007 were $29.4 million, compared to $28.5 million for the nine months ended September 30, 2006, representing an increase of $0.9 million. The primary factors for the $0.9 million increase in earnings were a $16.7 million increase in gross profit from our manufacturing operations offset by $14.3 million of insurance recoveries in 2006 and a $2.7 million increase in net interest expense. In the nine months ended September 30, 2006, we recognized $14.3 million of insurance recoveries, including $10.0 million of business interruption insurance compensation for lost profits, along with a $4.3 million gain, related to the involuntary conversion of assets damaged by the tornado. In addition, specifically related to the initial public offering, we incurred $5.3 million in compensation expense during the nine months ended September 30, 2006 consisting of a special bonus of $0.5 million and $4.8 million in compensation expense related to a restricted stock grant. This was offset by an increase in other selling, administrative and other expenses of $3.8 million to support our growing business.
Revenues
Our revenues for the nine months ended September 30, 2007 increased 11.5% to $536.2 million from $480.7 million in the nine months ended September 30, 2006. This increase was primarily due to increased revenues for our manufacturing operations.

Our manufacturing operations revenues for the nine months ended September 30, 2007 increased 12.3% to $498.2 million from $443.8 million for the nine months ended September 30, 2006. This increase was primarily due to expanded tank railcar capacity in 2007 and low 2006 shipments. Our 2006 tank railcar capacity was reduced by the tank railcar facility shutdown for repair of tornado damage. We reopened that facility in August 2006. Increased tank railcar shipments were partially offset by hopper railcar shipments in the nine months ended September 30, 2007 being down from the same period of 2006, which reflected a reduction in the number of hopper railcars ordered for delivery in 2007. During the nine months ended September 30, 2007, we shipped a total of 5,465 railcars compared to 5,260 railcars in the same period of 2006.
Our increase in tank railcar shipments was due to the restart of our tank railcar production facility in the third quarter of 2006 and an increase in capacity at our tank railcar production complex as a result of our capacity expansion completed in January 2007. As a result of the recovery from the 2006 storm damage and related shutdown of our tank railcar production facility, we only shipped 774 tank railcars in the nine months ended September 30, 2006. We experienced a decrease in hopper railcar shipments in 2007 compared to the same period of 2006. This decrease was primarily due to less demand and increased competition for some of our hopper railcar products. As a result, we have set our production schedule well below capacity levels due to customer-defined delivery schedules through 2008.
For the nine months ended September 30, 2007, our manufacturing operations included $93.6 million, or 17.4% of our total consolidated revenues, from transactions with affiliates, compared to $24.4 million, or 5.1% of our total consolidated revenues in the nine months ended September 30, 2006. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl C. Icahn. The increase in manufacturing sales to related parties is primarily due to the timing of railcar deliveries to ARL, as provided for under various contracts we have with ARL.
Our railcar services revenues in the nine months ended September 30, 2007 increased 2.9% to $38.0 million compared to the $36.9 million amount for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, our railcar services revenues included $12.6 million, or 2.4% of our total consolidated revenues, from transactions with affiliates, compared to $15.1 million, or 3.1% of our total revenues, in the nine months ended September 30, 2006.
Gross Profit
Our gross profit increased to $69.6 million in the nine months ended September 30, 2007 from $54.0 million in the nine months ended September 30, 2006. Our gross profit margin increased to 13.0% in the nine months ended September 30, 2007 from 11.2% in the nine months ended September 30, 2006, primarily reflecting improved margins in our manufacturing operations segment.
Our gross profit margin for our manufacturing operations was 12.6% in the nine months ended September 30, 2007, a significant increase from 10.4% in the nine months ended September 30, 2006. This increase was primarily attributable to railcar mix, including significantly more tank railcars, and improved manufacturing efficiencies that we experienced in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Labor efficiencies resulted from lean manufacturing initiatives and enhanced training initiatives at our railcar manufacturing facilities.
Our gross profit margin for our railcar services operations decreased to 17.9% in the nine months ended September 30, 2007 in relation to a margin of 21.3% in the nine months ended September 30, 2006. This decrease was primarily attributable to work content and higher costs for railcar services in the nine months ended September 30, 2007.
Income Related to Insurance Recoveries, Net
On April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing facility was damaged by a tornado. Our revenues and manufacturing gross profits were adversely affected by the temporary shutdown of our Marmaduke facility. However, the profit impact of these adverse affects was substantially offset by proceeds from our business interruption insurance. In the nine months ended September 30, 2006, we recognized income of $9.9 million associated with the settlement of our business interruption insurance claim for the period from April 2006 — August 2006.
During the nine months ended September 30, 2006, we recognized a gain on asset conversion of $4.3 million related to assets that were damaged or destroyed by the tornado.
Selling, Administrative and Other Expenses
Our selling, administrative and other expenses decreased by $0.8 million in the nine months ended September 30, 2007, to $20.9 million from $21.7 million in the nine months ended September 30, 2006. These selling, administrative and other expenses, which include stock based compensation, were 3.9% of total revenues in the nine months ended September 30, 2007 as compared to 4.5% of total revenues in the nine months ended September 30, 2006.
The decrease of $0.8 million was primarily attributable to a stock based compensation expense decrease of $4.6 million (as described below), partially offset by an increase of $3.8 million of selling, administrative and other costs to support our growing business.
Our stock based compensation expense for the nine months ended September 30, 2007 was $2.0 million. This expense is attributable to restricted stock and stock options we granted in 2006 and to SARs granted in 2007. This is compared to stock based compensation expense of $6.6 million for the nine months ended September 30, 2006. We recognized $2.4 million of stock based compensation expense in January 2006 due to the granting of restricted stock in conjunction with the initial public offering.
Interest Expense and Income
Net interest expense for the nine months ended September 30, 2007 was $2.8 million, representing $10.0 million of interest income and $12.8 million of interest expense, as compared to $0.1 million of net interest expense for the nine months ended September 30, 2006, representing $1.1 million of interest income and $1.2 million of interest expense.
Our interest expense for the nine months ended September 30, 2007 was $12.8 million as compared to $1.2 million for the nine months ended September 30, 2006, representing an increase of $11.6 million. In January 2006, we repaid substantially all of our outstanding debt with a portion of the net proceeds of our initial public offering. On February 28, 2007, we sold $275.0 million of unsecured senior notes due 2014, which added $12.0 million of interest expense in the nine months ended September 30, 2007.
Our interest income in the nine months ended September 30, 2007 was $10.0 million as compared to $1.1 million for the nine months ended September 30, 2006. The increase in interest income was primarily attributable to the investment of the net proceeds we received in connection with our sale of our unsecured senior notes and the investment of cash received from operations.
Income Taxes
Our income tax expense for the nine months ended September 30, 2007 was $17.3 million or 37.0% of our earnings before income taxes, as compared to $17.4 million for the nine months ended September 30, 2006, or 37.4% of our earnings before income taxes.
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

Our total backlog as of September 30, 2007 was $1,084.4 million and as of December 31, 2006 was $1,318.0 million. We estimate that approximately 16.3% of our September 30, 2007 backlog will be converted to revenues by the end of 2007. Included in the railcar backlog at September 30, 2007 was $303.5 million of railcars to be sold to our affiliate, ARL, which is controlled by Carl C. Icahn.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog. Our ability to meet our backlog requirements as of September 30, 2007 is dependent upon our completion of the new flexible railcar manufacturing facility in Marmaduke, Arkansas. We expect railcar production to begin at the new flexible railcar manufacturing facility during November 2007.

2007
Railcar backlog at January 1, 2007	16,473
New railcars delivered	5,465
New railcar orders	2,376

Railcar backlog at September 30, 2007	13,384

Estimated railcar backlog value at end of period (in thousands)	$1,084,352
Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in cost of certain raw materials and railcar components or the cancellation or delay of railcar orders that may occur pursuant to the terms of some of our customer contracts.
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
The agreements may also permit a customer to reduce its purchase commitments, or pricing for those commitments, under certain circumstances, including, for certain contracts, market related conditions, such as significant reductions in industry backlog or pricing, or most favored nations pricing clauses, which are stipulated in the contracts. As a result of less demand and increased competition for some of our hopper railcar products, these contractual conditions may be triggered, which could have a material adverse effect on our railcar backlog and could significantly limit our ability to convert our estimated railcar backlog value, as reported in the table above, to revenue. Under our multi-year purchase agreements, purchase prices for railcars are subject to adjustment for changes in the cost of certain raw materials such as steel and railcar components applicable at the time of production.
Due to the large size of railcar orders and variations in the number and mix of railcars ordered in any given period, the size of our reported backlog at the end of any such period may fluctuate significantly.
We currently have availability in our production schedule in the remainder of 2007 for the production of hopper railcars. Our tank railcar lines are fully booked into early 2009 and our hopper railcar lines have orders booked for all months of 2008, but not at capacity levels. We cannot guarantee at this time how much of the available capacity will be utilized.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the nine months ended September 30, 2007 were proceeds from our senior unsecured notes offering and cash generated from operations. As of September 30, 2007, we had working capital of $391.4 million, including $297.6 million of cash and cash equivalents. We also have a $100.0 million revolving credit facility with North Fork Business Capital Corporation, as administrative agent for various lenders. This facility is described in further detail in Note 10 of our condensed consolidated financial statements, and provides for relief from certain financial covenants described in that Note so long as we maintain excess availability of at least $30.0 million. At September 30, 2007, we had no borrowings outstanding under this facility and $76.3 million of availability based upon the amount of our eligible accounts receivable and inventory (and without regard to any financial covenants), or $46.3 million of availability, if we were to maintain excess availability of at least $30.0 million.
On February 28, 2007, we issued $275.0 million of senior unsecured notes that are due in 2014. The offering resulted in net proceeds to us of approximately $272.2 million. The terms of the notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These limitations become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. As of September 30, 2007, we were in compliance with all of our covenants under the notes.
Cash Flows
The following tables summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30:

2007
(in thousands)
Net cash provided by (used in):
Operating activities	$30,982
Investing activities	(45,170)
Financing activities	270,875

Increase in cash and cash equivalents	$256,687

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
Our net cash provided by operating activities for the nine months ended September 30, 2007 was $31.0 million. Net earnings of $29.4 million were impacted by the non-cash items including but not limited to: depreciation expense of $10.3 million, stock-based compensation expense of $2.0 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current assets and liabilities included a decrease in inventories of $2.4 million, a decrease in prepaid expenses of $1.9 million, an increase in accounts payable to affiliates of $1.0 million and an increase in accrued expenses and taxes of $4.3 million. Cash used in operating activities included a $3.9 million increase in accounts receivable from affiliate, a decrease in accounts payable of $14.4 million and a decrease in other of $1.5 million. One of our customers has asked us to finance a portion of their railcar purchases for them. The financing has an annual interest rate of 12%. The total of the financing is approximately $2.0 million and is expected to be paid in January 2007.
The decrease in inventories was due to decreased raw materials due to a company wide effort to reduce inventory levels along with lowering production levels at our hopper manufacturing facility partially offset by an increase in finished goods as a result of lower railcar shipments in the third quarter of 2007. The decrease in prepaid expenses of $1.9 million was due to the use of prepaid amounts for wheel sets at our Marmaduke tank railcar manufacturing facility and a decrease in our prepaid insurance balances, which renew in December 2007. The increase in accounts payable to affiliate of $1.0 million relates to an increase in amounts owed to ACF at September 30, 2007 compared to December 31, 2006, specifically related to tank railcar parts and amounts owed under the ACF tank railcar manufacturing agreement. The increase in accrued expenses and taxes is primarily due to accrued interest on our senior unsecured notes and other accrued expense increases at September 30, 2007 compared to December 31, 2006. The increase in accounts receivable due from affiliate is due to timing of cash receipts and sales toward the end of the period ending September 30, 2007 compared to the period ending December 31, 2006. The decrease in accounts payable is primarily due to timing of payments and lower inventory levels experienced toward the end of the period ending September 30, 2007 compared to the period ending December 31, 2006. The decrease in other relates to changes in our deferred tax liabilities as a result of our settlement of the IRS audit.
Net Cash Used In Investing Activities
Net cash used in investing activities was $45.2 million for the nine months ended September 30, 2007, consisting of $36.5 million of purchases of property, plant and equipment and an $8.8 million contribution to our joint ventures. The capital expenditures were for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.” The $8.8 million of investment made in our joint venture relates to both our investment in Ohio Castings joint venture and our investment in the Axis, LLC joint venture.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $270.9 million for the nine months ended September 30, 2007. The main reason for the large cash inflow is due to $275.0 million in gross proceeds from the senior unsecured notes offering, partially offset by offering costs of approximately $4.3 million.
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
Capital expenditures for the nine months ended September 30, 2007 were $36.5 million. Of these expenses, $26.3 million were for expansion purposes, $2.8 million were for cost reduction purposes and $7.4 million were for necessary replacement of assets.
Our tank railcar plant capacity expansion was completed at our Marmaduke, Arkansas plant in January 2007. We have a number of other significant capital projects that are currently underway including our new flexible railcar manufacturing plant that is being constructed adjacent to our tank railcar manufacturing plant in Marmaduke. Railcar production at the new flexible plant, which we anticipate will have the capability of producing tank, hopper and intermodal railcars, is currently expected to begin at the end of 2007. In June 2007, we entered into a joint venture agreement to produce and sell axles with a joint venture partner. Under this agreement, the joint venture will construct an axle manufacturing facility. We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies, maintain our equipment and to otherwise complement and expand our business. Our current capital expenditure plans include projects that we expect will expand capacity, maintain equipment, improve efficiencies or reduce costs, including the capital expenditures we have incurred to date. We anticipate that our capital spending will accelerate in the fourth quarter of 2007 due to tank railcar related projects and the initiation of the axle manufacturing plant project. We expect spending for the year to be approximately $65.0 million, including funds spent to date. This amount is an estimate. In addition to this amount, the new joint venture may include additional commitments by us and our joint venture partner. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
We anticipate that the new railcar plant, our contributions to the axle joint venture and any other future expansion of our business will be financed through the proceeds from our issuance of senior unsecured notes, cash flow from operations, our amended revolving credit facility, term debt associated directly with a specific expenditure or other new financing. We believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We cannot guarantee that we will be able to obtain term debt or other new financing on favorable terms, if at all.
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
We intend to pay cash dividends on our common stock in the future. However, as discussed in Note 10 to the condensed consolidated financial statements, the revolving credit facility, as amended, contains limitations and restrictions on our ability to declare and pay dividends. Moreover, our declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, covenants under our borrowing arrangement and other factors our board of directors considers relevant. Accordingly, we may not pay dividends in any given amount in the future, or at all.
In addition, dividends of $0.6 million on our preferred stock were paid in January 2006. All of our outstanding shares of preferred stock were redeemed in January 2006 in connection with our initial public offering.
Contingencies and Contractual Obligations
Refer to the status of contingencies in Note 13 to the condensed consolidated financial statements. All contractual obligations were basically unchanged from the information disclosed in our 10-Q for the quarterly period ended March 31, 2007, except for normal operations since that time.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006. There have been no material changes to the critical accounting policies or estimates during the nine months ended September 30, 2007.
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
The level of our reported railcar backlog may not necessarily indicate what our future revenues will be and our actual revenues may fall short of the estimated revenue value attributed to our railcar backlog, including pricing and cancellation provisions in some contracts we have with our customers.
We define backlog as the number of railcars, and the revenue value in dollars attributed to these railcars, to which our customers have committed in writing to purchase from us that have not yet been recognized as revenues. Our competitors may not define railcar backlog in the same manner as we do, which could make comparisons of our railcar backlog with theirs misleading. We have disclosed our railcar backlog for various periods and the estimated revenue value in dollars that would be attributed to this railcar backlog once the railcar backlog is converted to actual sales. We consider railcar backlog to be an indicator of future revenues. However, our reported railcar backlog may not be converted into revenues in any particular period, if at all, and the actual revenues from such sales may not equal our reported estimates of railcar backlog value. In addition, our railcar manufacturing business relies on third-party suppliers for heavy castings, wheels and other components and raw materials and if these third parties were to stop or reduce their supply of components or raw materials, our production could decline and our actual revenues could fall short of the estimated revenue value attributed to our railcar backlog. Our ability to fulfill our entire backlog will also be affected by our ability to complete timely the construction and start-up of our new flexible railcar manufacturing plant being constructed at our Marmaduke complex.
Our current level of reported railcar backlog may not necessarily represent the level of revenues that we may generate in any future period. Customer orders may be subject to cancellation, inspection rights and other customary industry terms, all of which could affect our recognition of revenue currently reflected in our September 30, 2007 backlog. If industry backlog for railcars declines below certain levels, one of our significant customers, which accounts for 48% of our September 30, 2007 backlog, would be permitted to cancel its orders after at least 180 days written notice, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, our railcar manufacturing contracts with certain of our customers have cancellation provisions if we do not meet certain pricing requirements on railcars. As a result of the less demand and increased competition for some of our hopper railcar products, these contractual conditions may be triggered, which could have a material adverse effect on our railcar backlog and could significantly limit our ability to convert our estimated railcar backlog value to revenue. Furthermore, delivery dates may be subject to deferral, thereby delaying the date on which we will deliver the associated railcars and realize revenues attributable to such railcar backlog. Any contract included in our reported railcar backlog that actually generates revenues may not be profitable.

Our efforts to manage overhead and manage production slow downs may result in the loss of key employees.
As a result of less demand and increased competition for some of our hopper railcar products, we have implemented production slow downs and are managing our overhead costs in order to improve our manufacturing efficiencies. We may need to increase these efforts and such production slow downs and decreases to overhead costs may result in the loss of key employees. As a result, we may lose skilled, trained, qualified production and management employees upon which our business substantially depends. If we do lose the services of such key employees due to production slow downs or otherwise, we cannot assure that such personnel would remain available for re-employment, or that suitable new employees would be available, if and when our production needs increased. Our Paragould and Marmaduke complexes are located in sparsely populated communities and we have experienced a high turnover rate at these locations among newly hired employees. Due to the cyclical nature of the demand for our products, we have had to reduce and then rebuild our workforce as our business has gone through downturns followed by upturns in business activity. Due to the competitive nature of the labor markets in which we operate, this type of employment cycle increases our risk of not being able to retain, recruit and train the personnel we require in our railcar manufacturing and other businesses, particularly in periods of economic expansion.
On February 28, 2007, we completed our offering of unsecured senior notes due 2014. The following risk factors relate to the additional indebtedness we incurred in connection with that offering.
Our substantial indebtedness following the offering of our outstanding notes could adversely affect our operations and financial results and prevent us from fulfilling our obligations under the notes.
We issued the outstanding notes on February 28, 2007 and by so doing agreed to pay back the holders of the outstanding notes the aggregate principal amount of $275.0 million with interest. Additionally, we currently have the ability to incur a significant amount of indebtedness under our revolving credit facility, as amended, and otherwise. As of September 30, 2007, we had no borrowings outstanding and $76.3 million of availability under the revolving credit facility based upon the amount of its eligible accounts receivable and inventory (and without regard to any financial covenants), or $46.3 million of availability, if we were to maintain excess availability of at least $30.0 million.
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

AMERICAN RAILCAR INDUSTRIES, INC.
Date: November 8, 2007	By:	/s/ James J. Unger
James J. Unger, President and Chief Executive Officer

	By:	/s/ William P. Benac
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