Form 10-K
period 2007-12-31
American Railcar Industries, Inc./DE
filed 2008-02-22
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51728

American Railcar Industries, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-1481791 (I.R.S. Employer Identification Number)
100 Clark Street
St. Charles, Missouri 63301
(Address of principal executive offices, including zip code)
Telephone (636) 940-6000
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day or the registrant’s most recently completed second fiscal quarter was approximately $388 million, based on the closing sales price of $39.00 per share of such stock on The Nasdaq National Market on June 29, 2007.
As of February 20, 2008, as reported on the Nasdaq Global Market, there were 21,302,296 shares of common stock, par value $0.01 per share, of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:
(1)	Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders — Items 10, 11, 12, 13 and 14.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, including without limitation:
•	the cyclical nature of our business and adverse economic and market conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues;

•	risks associated with the conversion of our railcar backlog into revenues, including pricing and cancellation provisions in some contracts we have with our customers;

•	the highly competitive nature of our industry;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing and our ability to maintain relationships with our suppliers of railcar components and raw materials;

•	the risk of damage to our primary railcar manufacturing complexes or equipment in Paragould or Marmaduke, Arkansas;

•	the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;

•	risks associated with our capital expenditure projects, and those of joint ventures in which we are involved, including without limitation:
•	construction delays;

•	unexpected costs;

•	our planned dependence on various new manufacturing facilities to produce railcars for which we have already accepted orders and railcar components; and

•	other risks typically associated with the construction of new manufacturing facilities;
•	our dependence on our key personnel and the risk that we may lose skilled, trained, qualified production and management employees in relation to production slowdowns or any other significant factor that could cause us to lose these employees;

•	risks associated with our changing business including, without limitation:
•	potential for labor shortages;

•	the need to implement improvements to our infrastructure to accommodate growth or changing market conditions; and

•	risks and costs associated with those improvements;
•	the difficulties of integrating any businesses we might acquire with our own;

•	the uncertainty of acceptance of our new railcar offerings by our customers or that our new offerings may not be initially profitable, if at all;

•	the cost of complying with environmental laws and regulations;

•	the costs associated with complying with various regulations associated with being a public company;

•	our joint ventures, including our Ohio Castings and Axis, LLC joint ventures and our relationships with our partners in those joint ventures may not be successful;

•	our relationship with Mr. Carl C. Icahn (our principal beneficial stockholder and the chairman of our board of directors) and his affiliates as a purchaser of our products, supplier of components to us and as a provider of significant managerial support;

•	potential failure of ACF Industries LLC (“ACF”), an affiliate of Mr. Carl C. Icahn, to honor its indemnification obligations to us;

•	potential risk of increased unionization of our workforce;

•	our ability to manage our pension costs;

•	potential significant warranty claims;

•	covenants in our revolving credit facility, as amended, our unsecured senior notes and other agreements as they presently exist, governing our indebtedness that limit our management’s discretion in the operation of our businesses;

•	substantial indebtedness resulting from our outstanding notes could adversely affect our operations and financial results and prevent us from fulfilling our obligations;

•	our ability to incur substantially more debt could further exacerbate the risks associated with our substantial indebtedness;

•	we may not be able to generate sufficient cash flow to service all of our obligations, including our obligations relating to the unsecured senior notes;

•	we may not be able to protect our intellectual property and prevent its improper use by third parties;

•	our products could infringe the intellectual property rights of others, which could lead to litigation and potential significant damages;

•	we may incur increased insurance claims and expenses, which could adversely affect profitability;

•	our failure to comply with agency regulations could adversely affect our financial results;

•	the railroad industry could consolidate further, which could adversely affect our operations;

•	we could experience a reduction in the availability of energy supplies or an increase in energy costs;

•	we may be required to reduce the value of our inventory, long-lived assets and/or goodwill according to generally accepted accounting principles;

•	our stock price is subject to volatility;

•	our stock price could fluctuate as a result of sales by Mr. Carl C. Icahn or any other significant stockholder;

•	Mr. Carl C. Icahn exerts significant influence over us and his interest may conflict with the interest of our other stockholders;

•	we are not subject to all the NASDAQ corporate governance requirements due to our “controlled company” status; and

•	we could be limited in our ability to pay dividends.
Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk factors” set forth in Part 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K
PART I
Item 1: Business
INTRODUCTION
We are a leading North American designer, manufacturer and marketer of hopper and tank railcars. We also repair and refurbish railcars, provide fleet management services and design, manufacture and market certain railcar and industrial components used in the production of our railcars as well as railcars and non-railcar industrial products produced by others. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.
Our primary customers include companies that purchase railcars for lease by third parties, or leasing companies, industrial companies that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base, we believe our integrated railcar repair and refurbishment and fleet management services and our railcar components manufacturing business help us further penetrate the general railcar manufacturing market. These products and services provide us with cross-selling opportunities and insights into our customers’ railcar needs that we use to improve our products and services and enhance our reputation. Although we build, service and manage railcars through an integrated, complementary set of products and services, unlike some of our competitors, we have chosen not to offer railcar leasing services so that we do not compete with our leasing company customers, which represent a significant portion of our revenues. We own all of our primary railcar manufacturing complexes.
We operate in two reportable segments: manufacturing and railcar services. Financial information about our business segments for the years ended December 31, 2007, 2006 and 2005 is located in Note 20 of our Consolidated Financial Statements.
We were incorporated in Missouri in 1988 and reincorporated in Delaware in January 2006 by way of merger. Unless the context otherwise requires, references to “our company,” “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.
ADDITIONAL INFORMATION
Our principal executive offices are located at 100 Clark Street, Saint Charles, Missouri 63301, our telephone number is (636) 940—6000 and our internet website is located at http://www.americanrailcar.com.
We are a reporting company and file annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual, quarterly and special reports, Audit Committee Charter and our Code of Business Conduct and Code of Ethics for Senior Financial Officers are available on our web site at http://www.americanrailcar.com or free of charge by contacting our Investor Relations Department at American Railcar Industries, Inc., 100 Clark Street, Saint Charles, Missouri, 63301.
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

At our Paragould, Arkansas manufacturing complex, we primarily manufacture hopper railcars, but have the ability to manufacture many other types of railcars. At our Marmaduke, Arkansas manufacturing complex, we manufacture tank railcars. We have completed two major expansions of our Marmaduke complex, adding capacity to the existing plant and recently completing a new flexible railcar manufacturing plant that has the ability to manufacture other types of railcars.
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
We are party to two joint ventures. One such joint venture is Ohio Castings Company, LLC (Ohio Castings), which manufactures and sells various railcar parts for distribution to third parties and to us. We own a one-third interest in Ohio Castings through our wholly owned subsidiary, Castings, LLC (Castings). In 2007, we participated in the formation of Axis, LLC (Axis), a joint venture that intends to manufacture and sell axles for distribution to third parties and to us following the completion of construction of a new manufacturing facility. We own a one-half interest in Axis through a wholly owned subsidiary. We believe that our involvement in these joint ventures helps us maintain our levels of production at competitive prices, despite industry-wide shortages of these potentially capacity constraining components.
OUR PRODUCTS AND SERVICES
We design and manufacture special, customized and general purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. We also support the railcar industry through a variety of integrated railcar services, including repair, maintenance, consulting, engineering and fleet management services.
Manufacturing Operations
We primarily manufacture two types of railcars, hopper railcars and tank railcars, with the capability of producing additional railcar types, along with manufacturing various components for railcar and industrial markets.
Covered hopper railcars. We believe we are a leading manufacturer of covered hopper railcars in North America. We manufacture both general service and specialty covered hopper railcars at our Paragould complex. All of our covered hopper railcars may be equipped with varying combinations of hatches, discharge outlets and protective coatings to provide our customers with a railcar designed to perform in precise operating environments. The flexible nature of our covered hopper railcar design allows it to be quickly modified to suit changing customer needs. This flexibility can continue to provide value after the initial purchase because our railcars may be converted for reassignment to other services or customers. We provide a range of coatings to protect the railcar and the shipper’s product against corrosion and product contamination. We build carbon steel and stainless steel covered hopper railcars.
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
We have several versions of our covered hopper railcar that target specific customers and specific loads, including:
•	Grain Railcars. These railcars are a large group of covered hopper railcars within our general service covered hopper railcar product offering. These grain railcars service the food markets, starch markets and energy markets. For example, these railcars carry shipments of grain to animal feedstock processing plants, grain mills and ethanol facilities.

•	Cement Railcars. Cement loads are heavier than many other loads of comparable volume, and therefore cement railcars are smaller in size to compensate for the weight. Consequently, we can build more cement covered hopper railcars per day than we can build of any other covered hopper railcar that we manufacture.

•	Plastic Pellet Railcars. These railcars are designed to transport, load and unload plastic pellets under precise specifications to preserve the purity of the load. Slight imperfections in the railcars transporting such goods or in the components that load and unload them can ruin an entire load. If plastic pellets within a load become tainted, the imperfection will likely persist during the conversion of the plastic pellets into end-products. Examples of such cargo would be food grade plastic pellets used in the production of food and medical product containers.

•	Pressureaide® Railcars. Our Pressureaide® railcar is targeted towards the bulk powder markets. Pressureaide® railcars typically handle products such as clays, industrial and food grade starches and flours. They operate with internal pressures up to 14.5 pounds per square inch, which expedites unloading, and are equipped with several safety devices, such as pressure relief valves, a rupture disc and a vacuum relief valve.
Tank railcars. We manufacture non-pressure and high pressure tank railcars at our Marmaduke complex. Our tank railcars are flexibly designed to enable the handling of a variety of commodities including petroleum products, ethanol, asphalt, vegetable oil, corn syrup and other food products. Our high pressure tank railcars transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Most of our pressure tank railcars feature a thicker pressure retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that improves the flow rate of the shipped product and provides improved drainage. Many of our tank railcars feature coils that are steam-heated to decrease cargo viscosity, which improves the transported product’s flow rate and speeds unloading. We can alter the design of our tank railcars to address specific customer requirements.
In May 2007, we entered into a manufacturing agreement with ACF pursuant to which, we agreed to purchase certain of our requirements for tank railcars from ACF. The term of the agreement is for five years and may be terminated upon six months prior written notice or immediately upon the happening of certain extraordinary events. Half of the profit realized upon sale of the tank railcars to our customers is paid to ACF upon collection from the customer.
Other railcar types. We have the capabilities to produce other railcar types including intermodal and coal railcars.
Component manufacturing. We believe we are an industry leader in the design and manufacture of custom and standard railcar components. We manufacture over 300 different components for the North American railcar industry. Our products include tank railcar components and valves, discharge outlets for covered hopper railcars, manway covers and valve body castings, outlet components and running boards for industrial and railroad customers and hitches for the intermodal market. We use these components in our own railcar manufacturing and sell them to third parties, including our competitors.
We also manufacture aluminum and special alloy steel castings that we sell primarily to industrial customers. These products include castings for the trucking, construction, mining and oil and gas exploration markets, as well as finished, machined aluminum castings, other custom machined products and commercial mixing bowls.
Railcar Services
Our primary railcar services are railcar repair and refurbishment and railcar fleet management services. Our primary customers for these services are leasing companies and shippers. We can service the entire railcar fleets of our customers, including railcars manufactured by other companies. Our railcar services provide us insights into our customers’ railcar needs that we can use to improve our products. These services also may create new customer relationships and enhance relationships with our existing customers.
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
Railcar fleet management. Some of the principal features of our railcar fleet management services business include mileage accounting, rolling stock taxes, regulatory compliance, engineering services, field engineering services, online service access and maintenance planning.
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
In 2007, The CIT Group, Inc. accounted for approximately 52.0% of our consolidated revenues and ARL accounted for approximately 22.4% of our consolidated revenues. In 2007, sales to our top ten customers accounted for approximately 87.9% of our revenues. ARL is an affiliate of Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors.
BACKLOG
Our backlog consists of orders for railcars. We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Our total backlog as of December 31, 2007, 2006 and 2005 was $966.5 million, $1,318.0 million and $1,074.4 million, respectively. We estimate that approximately 67.9% of our December 31, 2007 backlog will be converted to revenues by the end of 2008. Included in the railcar backlog at December 31, 2007 was $259.3 million of railcars to be sold to our affiliate, ARL, which is controlled by Mr. Carl C. Icahn. Customer orders may be subject to cancellation, customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog.

	Year ended December 31,
	2007	2006	2005

Railcar backlog at start of period	16,473	14,510	7,547
New railcars delivered	(7,055)	(6,947)	(6,875)
New railcar orders	2,511	8,910	13,838

Railcar backlog at end of period	11,929	16,473	14,510

Estimated railcar backlog value at end of period (in thousands) [1]	$966,470	$1,318,013	$1,074,408

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog does not reflect potential price adjustments for material cost changes as provided for in customer contracts.
Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered, however, our backlog is not necessarily indicative of our future results of operations. Our backlog includes commitments under multi-year purchase and sale agreements. Under these agreements, the customers have agreed to buy a minimum number of railcars from us in each of the contract years, and typically may choose to satisfy its purchase obligations from among a variety of railcars described in the agreement. The agreements may also permit a customer to reduce its purchase commitments, or pricing for those commitments, under certain competitive conditions. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all, nor can we guarantee that the actual revenue from these orders will equal our reported backlog estimates or that our future revenue efforts will be successful.
SUPPLIERS AND MATERIALS
Our business depends on the adequate supply of numerous railcar components, such as railcar wheels, brakes, sideframes, axles, bearings, yokes, tank railcar heads, bolsters and other heavy castings, and raw materials, such as steel and normalized steel plate, used in the production of railcars.
The cost of raw materials and railcar components represents approximately 80% to 85% of the direct manufacturing costs of most of our railcar product lines. As of December 31, 2007, many of our railcar manufacturing contracts contain provisions for price adjustments that track fluctuations in the prices of certain raw materials and railcar components, including steel, so that increases in our manufacturing costs caused by increases in the prices of these raw materials and components are passed on to our customers. Conversely, if the price of those materials or components decreases, a discount is applied to reflect the decrease in cost.
Our customers often specify particular railcar components and the suppliers of such components. We continually monitor inventory levels to ensure adequate support of production.
In 2007, no single supplier accounted for more than 11.9% of our total purchases and our top ten suppliers accounted for 57.3% of our total purchases.
Steel. We use hot rolled steel coils, as-rolled steel plate and normalized steel plate to manufacture railcars. There are only two domestic suppliers of the form and size of normalized steel plate that we need for our manufacturing operations, and these suppliers are our only source of this product. We can acquire hot rolled steel coils and as-rolled steel plate from other suppliers. Normalized steel plate is a special form of heat-treated steel that is stronger and can resist puncture better than as-rolled steel plate. Normalized steel plate is required by Federal regulations to be used in tank railcars carrying certain types of hazardous cargo, including liquefied petroleum gas. We use normalized steel plate in the production of many of our tank railcars.
Tank heads and floor sheet reinforcements. ACF supplies us with various railcar components, including tank heads and floor sheet reinforcements. See our disclosure of agreements we have in place with ACF in Note 19 to the consolidated financial statements.
Castings. Heavy castings we use in our railcar manufacturing primarily include bolsters, sideframes, couplers and yokes. These castings form part of the truck assemblies upon which railcars must be placed. We obtain a significant portion of our castings requirements from our joint venture, Ohio Castings.
Wheels and brakes. In the past, there have been supply constraints and shortages of wheels and brakes used in railcars. Currently, there are only two domestic suppliers of each of these components. For both wheels and brakes, we primarily rely on one domestic supplier. In the past, we have also imported some wheels. We also obtain limited quantities of refurbished wheels from scrapped railcars.
Axles. Axles were historically capacity constrained critical components of manufacturing railcars with only two suppliers. We have created a joint venture to produce railcar axles for us and other railcar manufacturers. The facility that will manufacture these axles is under construction and we estimate that construction will be complete near the end of 2008 with operations beginning at that time and production will ramp up to meet market demand later in 2009.
COMPETITION
The railcar manufacturing business is extremely competitive. We compete primarily with Trinity Industries, Inc. and National Steel Car Limited in the hopper railcar market and with Trinity Industries and Union Tank Car Company in the tank railcar market. Other competitors are expanding their capabilities into our focused railcar markets.
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
INTELLECTUAL PROPERTY
We believe that manufacturing know-how, the improvement of existing technology and the development of new products may be more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, we have obtained several patents and will continue to make efforts to obtain patents, when available, in connection with product developments and designs.
EMPLOYEES
As of December 31, 2007, we had 2,238 full-time employees in various locations throughout the United States and Canada, including 2,095 engaged in our manufacturing, railcar repair and railcar fleet management operations and 147 in various corporate support functions. At our Longview, Texas and North Kansas City, Missouri repair facilities, and at our Longview, Texas steel foundry and components manufacturing facility, 54, 44 and 190 hourly employees, respectively, are covered by collective bargaining agreements. These agreements expire in January 2010, September 2010 and April 2008, respectively. We are also party to a collective bargaining agreement at our idled Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provide that the contract would remain in effect under the old terms until terminated by either party with 60 days notice.
REGULATION
The Federal Railroad Administration, or FRA, administers and enforces U.S. federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for railcars and other rail equipment used in interstate commerce. The Association of American Railroads, or AAR, promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar manufacturers and component manufacturers that provide equipment for use on railroads in the United States. New products must generally undergo AAR testing and approval processes. Because of these regulations, we must maintain certifications with the AAR as a railcar manufacturer, and products that we sell must meet AAR and FRA standards. We must comply with the rules of the U.S. Department of Transportation, or DOT, and we are subject to oversight by Transport Canada. To the extent that we expand our business internationally, we will increasingly be subject to the regulations of other non-US. jurisdictions.
ENVIRONMENTAL MATTERS

We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities and our own negligent acts, and also may expose us to liability for the conduct of others or for our actions that complied with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under the common law.
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
The North American railcar market has been, and we expect it to continue to be highly cyclical. For example, over the past six months, we have experienced a decrease in demand and an increase in pricing pressures in the hopper railcar market. We cannot assure you that these conditions will improve soon, if at all, or that they will not affect our other railcar product offerings. Downturns in part or all of the railcar manufacturing industry could occur in the future and could result in decreased demand for our products and services. Thus, future demand for our railcars may not match or exceed recently achieved levels. An economic downturn could result in cancellation of railcar orders, which could have a material adverse effect on our ability to convert our railcar backlog into revenues. In addition, an economic downturn in the United States could result in lower sales volumes, lower prices for railcars and a loss of profits for us.
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
Railcars are typically sold pursuant to large, periodic orders and, therefore, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Our top ten customers based on consolidated revenues represented, in the aggregate, approximately 87.9%, 87.1% and 84.8% of our total consolidated revenues in 2007, 2006 and 2005, respectively. Moreover, our top three customers based on revenues represented, in the aggregate, approximately 80.1%, 59.9% and 44.9% of our total consolidated revenues in 2007, 2006 and 2005, respectively. In 2007, sales to each of these top three customers represented approximately 52.0%, 22.4% and 5.7% of our total consolidated revenues, respectively. In addition, one of our customers accounted for 48.2% of our backlog as of December 31, 2007. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and financial results.
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
Certain railcar orders included in our backlog are subject to our fulfillment of certain competitive conditions, including pricing conditions. If we do not meet these competitive conditions, those orders could be cancelled. Furthermore, any contract included in our reported railcar backlog that actually generates revenues may not be profitable.
We operate in a highly competitive industry and we may be unable to compete successfully, which would materially adversely affect our results of operations.
We face intense competition in all of our markets. In each of our hopper and tank railcar manufacturing businesses, we have two principal competitors and other competitors are expanding their capabilities into our focused railcar markets. Any of these competitors may, from time to time, have greater resources than we do. Some railcar manufacturers produce railcars primarily for use in their own railcar leasing operations, competing directly with leasing companies, some of which are our largest customers. Our current competitors may increase their participation, or new competitors may enter into the railcar markets in which we compete. Strong competition within the industry could limit our ability to increase prices or obtain better margins on our railcars. If we produce any types of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type.

New competitors, or alliances among existing competitors, may emerge in the railcar components industry and rapidly gain market share. We compete with numerous companies in our railcar fleet management and railcar repair services business, ranging from companies with greater resources than we have to small, local companies.
Technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage and could cause us to lose market share. Increased competition for the sales of our railcars, our fleet management and repair services and our railcar components could result in price reductions, reduced margins and loss of market share, which could materially adversely affect our prospects, business, financial condition and results of operations.
The cost of the raw materials and components that we use to manufacture railcars, particularly steel, are high and subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials may materially adversely affect our business, financial condition and results of operations.
The cost of steel and all other materials, including scrap metal, used in the production of our railcars, represents approximately 80% to 85% of our manufacturing costs. We have provisions in many of our current railcar manufacturing contracts that allow us to pass on to our customers, price fluctuations in and surcharges related to certain raw materials, including steel, as well as certain components. We may not be able to pass on price increases to our customers in the future, which could adversely affect our operating margins and cash flows. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars, may have a material adverse effect on our business, financial condition and results of operations. Such price increases could reduce demand for our railcars. As customers may not accept contracts with price adjustment clauses in the future, we may lose railcar orders or may be required to enter into contracts with fixed pricing provisions or other less favorable contract terms, any of which could have a material adverse effect on our business, financial condition and results of operations.
If any of our raw material or component suppliers were unable to continue their businesses or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. Deliveries of our raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.
Fluctuations in the supply of components and raw materials we use in manufacturing railcars, which are often only available from a limited number of suppliers, could cause production delays or reductions in the number of railcars we manufacture, which could materially adversely affect our business, financial condition and results of operations.
Our railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, brakes, tank railcar heads, sideframes, axles, bearings, yokes, bolsters and other heavy castings. Some of these components are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components as reliable suppliers could reach capacity production levels. Supply constraints in our industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use. In addition, we do not carry significant inventories of certain components and procure many of our components on an as needed basis. In the event that our suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that we use, or refuse to do business with us for any reason, our business would be disrupted. Our inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially or adversely affect our operating results.
If any of our significant suppliers of railcar components were to shut down operations, our business and financial results could be affected as we may incur substantial delays and significant expense in finding alternative sources, the quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.

Equipment failures, delays in deliveries or extensive damage to our facilities, particularly our railcar manufacturing complexes in Paragould or Marmaduke, Arkansas, or to ACF’s tank railcar manufacturing facility, could lead to production or service curtailments or shutdowns.
An interruption in manufacturing capabilities at our Paragould or Marmaduke complexes, at ACF’s tank railcar manufacturing facility where ACF produces tank railcars for us, or at any of our component manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of our railcars or railcar and industrial components, which could alter the scheduled delivery dates to our customers and affect our production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to our reputation with our customers and in the railcar industry, all of which would materially adversely affect our business and results of operations.
All of our manufacturing and service facilities, as well as ACF’s facility, are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornados or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries, or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition.
The variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly results.
Railcar sales comprised approximately 83.5%, 83.1% and 81.5% of our total consolidated revenue in 2007, 2006 and 2005, respectively. Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and delivered in any given quarterly period, which is impacted by customer needs that vary greatly year to year, as discussed above. The delivery and acceptance of our railcars determines when we record the revenues associated with our railcar sales and, as a result, are likely to cause fluctuations in our quarterly results. As a result of these fluctuations, we believe that comparisons of our sales and operating results between quarterly periods within the same fiscal year and between quarterly periods within different fiscal years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our future performance.
Our failure to complete our capital expenditure projects, on time and within budget, or the failure of these projects, once constructed, to operate as anticipated, could materially adversely affect our ability to fulfill our existing railcar customer commitments and our business, financial condition and results of operations.
Our construction plans are subject to a number of risks and contingencies over which we may have little control and which may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once constructed. If our capital expenditure projects do not achieve the results anticipated, we may not be able to satisfy our operational goals and contractual commitments on a timely basis, if at all. Any significant delay in deliveries to our customers as a result of the failure of our capital projects could result in the termination of orders or the termination of long-term purchase contracts and incurring additional costs under those orders or contracts, which could lead to lost future sales. If we are not able to complete the construction of any of our capital expenditure projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated, our business, financial condition and results of operations could be materially and adversely affected.
Our efforts to manage overhead and manage production slow downs may result in the loss of key employees.
As a result of less demand and increased competition for some of our hopper railcar products, we have implemented production slow downs and are managing our overhead costs in order to improve our manufacturing efficiencies. We may need to increase these efforts and such production slow downs and decreases to overhead costs may result in the loss of skilled, trained, qualified production and management employees, upon which our business substantially depends. If we do lose the services of such key employees due to production slow downs or otherwise, we may not be able to rehire such personnel, and suitable new employees may not be available, if and when our production needs later increase.

We may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause us not to realize anticipated benefits, and we may have difficulty integrating the operations of any companies that we acquire, which may adversely affect our results of operations.
We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of our business.
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent we pursue acquisition or joint venture opportunities internationally, where we do not have significant experience. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. We may experience managerial or other conflicts with our joint venture partners. Any of these items could adversely affect our results of operations.
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
Our future performance will substantially depend on our ability to retain and motivate our executive officers and key employees, both individually and as a group. If we lose any of our executive officers or key employees, which have many years of experience with our company and within the railcar industry and other manufacturing industries, or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business may be materially adversely affected. The loss of the services of one or more of our executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance.
If we face labor shortages or increased labor costs, our growth and results of operations could be materially adversely affected.
Due to the competitive nature of the labor markets in which we operate and the cyclical nature of the railcar industry, the resulting type of employment cycle increases our risk of not being able to retain, recruit and train the personnel we require in our railcar manufacturing and other businesses, particularly in periods of economic expansion. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could materially adversely affect our ability to operate our businesses, our financial condition and our results of operations.
Rapid growth could strain our operations and require us to incur costs to upgrade our infrastructure.
Our potential future growth could place a significant strain on our management, operations and financial systems and also on our ability to retain employees. Our future operating results will depend in part on our ability to continue to implement and improve our operating and financial controls and management information systems. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially adversely affected.
Uncertainty surrounding acceptance of our new railcar offerings by our customers, and costs associated with those new offerings, could materially adversely affect our business.
Our strategy depends in part on our continued development and sale of new railcar designs to expand or maintain our market share in our current railcar markets. New or modified railcar designs may require customers to alter their existing business methods or displace existing equipment in which these customers may have a substantial capital investment. Additionally, many railcar purchasers with established railcar fleets prefer to maintain a standardized fleet of railcars and are generally resistant to railcar design changes. Therefore, any new or modified railcar designs that we develop may not gain widespread acceptance in the marketplace and any such products may not be able to compete successfully with existing railcar designs or new railcar designs that may be introduced by our competitors. Furthermore, we may experience significant initial costs of production of new railcar product lines related to training, labor and operating inefficiencies. To the extent that the total costs of production significantly exceed our anticipated costs of production, we may incur a loss on our sale of new railcar product lines.
Our reliance on the railroads to provide a means of transportation for our railcars may cause our revenues and income from operations to vary each quarter, which could result in fluctuations in our quarterly results.
The delivery or inability to deliver our railcars determines when we record the revenues associated with our railcar sales and, as a result, will cause fluctuations in our quarterly results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a logjam and potentially cause us to slow down or halt our delivery and production schedules, which could have a materially adverse affect on our financial results.
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
Our failure to maintain and comply with environmental permits that we are required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on our operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our business, financial conditions and operations.
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

As a public company, we are required to comply with the reporting obligations of the Exchange Act and are required to comply with Section 404 of the Sarbanes-Oxley Act. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors’ confidence in us, could be materially adversely affected.
As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Our failure to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.
Our joint ventures, including our Ohio Castings and Axis, LLC joint ventures, and our relationships with our partners in those joint ventures may not be successful, which could materially adversely affect our business.
If either of our joint ventures generates significant losses, it could affect our financial results. If our joint venture, Axis, LLC, is unable to start up operations effectively and in a timely manner and incurs significant losses at the onset of operations, our financial results could be adversely impacted. We have financial guarantees associated with obligations of our joint ventures and if those joint ventures fail to honor those obligations for any reason, our obligation to satisfy those guarantees could materially adversely affect our financial position.
Companies affiliated with Mr. Carl C. Icahn are important customers, suppliers and manufacturers.
We manufacture railcars and railcar components and provide railcar services for companies affiliated with Mr. Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors. To the extent our relationships with affiliates of Mr. Carl C. Icahn change due to the sale of his interest in us or otherwise, our business, results of operations and financial condition may be materially adversely affected.
Affiliates of Mr. Carl C. Icahn have accounted for approximately 22.4%, 10.7% and 10.8% of our consolidated revenues in 2007, 2006 and 2005, respectively. This revenue is primarily attributable to our sale of railcars to ARL, a railcar leasing company owned by affiliates of Mr. Carl C. Icahn, which currently purchases all of its railcars from us, but is not required to do so in the future.
We also purchase railcar and industrial components from ACF, another entity affiliated with Mr. Carl C. Icahn. ACF has supplied us with certain railcar components and those purchases have amounted to $46.9 million, $81.5 million and $76.4 million of our inventory purchases in 2007, 2006 and 2005, respectively. Currently, ACF is our sole supplier of important railcar components that we use in our manufacturing operations. These railcar components are manufactured and sold to us under a supply agreement that is terminable by ACF at the end of any contract year on six months prior notice. We cannot guarantee that we would be able to obtain alternative supplies of these railcar components on a timely basis and on comparable terms if we were no longer able to purchase these railcar components from ACF.
ACF also manufactures certain of our tank railcar requirements pursuant to a manufacturing agreement we entered into in May 2007. If ACF is unable to manufacture these tank railcars up to our quality standards or on a timely basis, our railcar production and deliveries to our customers could be delayed. This could result in the termination of orders, the loss of future sales and a potential negative impact on our reputation with our customers and in the railcar industry, all of which could materially adversely affect our business and results of operations.
If a sublease provided to us by ARL, an entity controlled by Mr. Carl C. Icahn, is terminated, we may need to find new headquarters space, which may require us to incur additional costs.

We currently sublease our headquarters office space in St. Charles, Missouri from ARL. The arrangement may be terminated by either party upon six months notice or by mutual agreement and, if it were terminated, we would be required to relocate our office headquarters. As this agreement was negotiated with ARL, an entity affiliated with us, the rates charged to us under this agreement may be lower than rates that may be charged by an unaffiliated third party for an office sublease. If this agreement is terminated, we many incur additional expenses, which could adversely affect our results of operations.
As a public company, we may have reduced access to resources of, and benefits provided by, entities affiliated with Mr. Carl C. Icahn.
We believe that our relationship with entities affiliated with Mr. Carl C. Icahn have, in many cases, provided us with a competitive advantage in identifying opportunities for sales of our products and identifying and attracting partners for critical supply and buying arrangements. If we were unable to participate in these supply and buying group arrangements, our manufacturing costs could increase and our results of operations and financial condition may be materially adversely affected.
We are involved in investigation and remediation activities relating to facilities previously owned by ACF, which may have a material adverse effect on our business, financial condition and results of operations if significant liabilities relating to these activities arise and ACF is not able to honor the obligations.
We have various investigations and cleanups of sites in process, but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to us in 1994 by ACF and for which ACF has retained liability and agreed to indemnify us. However, if ACF fails to honor its obligations to us, we would be responsible for the cost of such remediation. The discovery of historic contamination or the release of substances into the environment at our current or formerly owned or operated facilities could require ACF or us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business. Any environmental liabilities that we may incur that are not covered by adequate insurance or indemnification will also increase our costs and have a negative impact on our profitability.
Some of our railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our other employees in the future could adversely affect our operations.
We are a party to collective bargaining agreements with labor unions at our Longview, Texas, North Kansas City, Missouri and our Milton, Pennsylvania repair facilities and at our Longview, Texas steel foundry and components manufacturing facility. As of December 31, 2007, the covered employees at these sites collectively represent approximately 12.9% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our railcar services workforce will remain positive. We cannot guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or our other employees at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
Changes in assumptions or investment performance of pension and other postretirement benefit plans that we sponsor could materially adversely affect our financial condition and results of operations.
We are responsible for making funding contributions to pension plans and are liable for any unfunded liabilities that may exist should the plans be terminated. Under certain circumstances, such liability could be senior to our unsecured senior notes. Our liability and resulting costs for these plans may increase or decrease based upon a number of factors, including actuarial assumptions used, the discount rate used in calculating the present value of future liabilities, and investment performance, which could have a material adverse effect on our financial condition and results of operations.
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
We may be subject to significant warranty claims in the future relating to workmanship and materials. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations. Unresolved warranty claims could result in users of our products bringing legal actions against us. For example, we have been named as the defendant in a lawsuit in which the plaintiff claims we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. The plaintiff alleges that failures in certain components caused the contents transported by these railcars to spill out of the railcars causing property damage, clean-up costs, monitoring costs, testing costs and other costs and damages.
Our revolving credit facility, as amended, and our unsecured senior notes contain, and any additional financing we may obtain could contain, covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.
Complying with the covenants under our revolving credit facility, as amended, and our unsecured senior notes may limit our management’s discretion by restricting our ability to:
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
Our substantial indebtedness, as a result of the offering of our outstanding unsecured senior notes, could adversely affect our operations and financial results and prevent us from fulfilling our obligations under the notes.
Our substantial indebtedness, consisting of our $275.0 million of unsecured senior notes, and our potential future liability under our revolving credit facility, as amended, could have important consequences to our investors. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the notes and other indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, among other things, our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes or acquisitions. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on us.
Despite our substantial indebtedness, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial indebtedness.
Despite our restrictions under our revolving credit facility, as amended, and our indenture governing our unsecured senior notes, we may be able to incur future indebtedness, including secured indebtedness and this debt could be substantial. Any additional secured borrowings by us and any borrowings by our subsidiaries would be senior to the notes. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we or they now face could be magnified.
We may not be able to generate sufficient cash flow to service all of our obligations, including our obligations under our revolving credit facility and our the unsecured senior notes.
Our ability to make payments on and to refinance our indebtedness, including the indebtedness incurred under our revolving credit facility, as amended, and the unsecured senior notes, and to fund planned capital expenditures, strategic transactions and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Our business may not be able to generate sufficient cash flow from operations, and there can be no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility, as amended, and the unsecured senior notes, on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be affected on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing and/or to do so on commercially reasonable terms will depend on our financial condition at the time, restrictions in agreements governing our indebtedness, the indenture governing the notes, and other factors, including the condition of the financial markets and the railcar industry.
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
Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent our competitors from duplicating our products or gaining access to our proprietary information and technology. These means also may not permit us to gain or maintain a competitive advantage.
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

Our pending or future patent applications held by us may not result in an issued patent and, if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies. The United States federal courts may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on our sales. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share and could materially adversely affect our business, financial condition and results of operations.
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
Increased insurance premiums may further increase our insurance expense as coverages expire or cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of our reserves. An unusually large liability claim or a series of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could materially adversely affect the cost and availability of insurance in the future.
Our failure to comply with regulations imposed by federal and foreign agencies could negatively affect our financial results.
New regulatory rulings and regulations from federal or foreign regulatory agencies may impact our financial condition and results of operations. If we fail to comply with the requirements and regulations of these agencies that impact our manufacturing, safety and other processes, we may face sanctions and penalties that could materially adversely affect our results of operations.

Further consolidation of the railroad industry may materially adversely affect our business.
As railroad carriers are large purchasers of railcars and represent a significant portion of our historical customer base, a further consolidation of railroad carriers will generate proportionately greater buying power and operating efficiency for those customers. This may intensify competition among railcar manufacturers to retain customer relationships with the consolidated railroad carriers and cause our prices to decline, which could materially adversely affect our results of operations.
Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.
Various factors including hostilities between the United States and any foreign power, or natural disasters could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity and the energy sources we use to manufacture our railcars. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a materially adverse effect upon our business and results of operations.
We may be required to reduce the value of our inventory, long-lived assets and/or goodwill, which could materially adversely affect our financial condition and results of operations.
We may be required to reduce inventory carrying values using the lower of cost or market approach in the future due to a decline in market conditions in the railcar business, which could have a material adverse effect on our financial condition and results of operations. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our long-lived assets or our goodwill could materially adversely affect our financial condition and results of operations.
The price of our common stock is subject to volatility.
Various factors could cause the market price of our common stock to fluctuate substantially including general financial market changes, changes in governmental regulation, significant railcar industry announcements or developments, the introduction of new products or technologies by us or our competitors, and changes in other conditions or trends in our industry or in the markets of any of our significant customers.
Other factors that could cause our stock’s price to fluctuate could be actual or anticipated variations in our or our competitors’ quarterly or annual financial results, financial results failing to meet expectations of analysts or investors, changes in securities analysts’ estimates of our future performance or of that of our competitors and the general health of our industry.
Our stock price may decline due to sales of shares by Mr. Carl C. Icahn and other stockholders.
Sales of substantial amounts of our common stock, or the perception that these sales may occur, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. Of our outstanding shares of common stock, approximately 54% are beneficially owned by our principal beneficial stockholder and the Chairman of our Board of Directors, Mr. Carl C. Icahn.
Certain stockholders are contractually entitled, subject to certain exceptions, to exercise their demand registration rights to register their shares under the Securities Act. If this right is exercised, holders of any of our common stock subject to these agreements will be entitled to participate in such registration. By exercising their registration rights, and selling a large number of shares, these holders could cause the price of our common stock to decline. Approximately 11.3 million shares of common stock are covered by such registration rights.
Mr. Carl C. Icahn exerts significant influence over us and his interests may conflict with the interest of our other stockholders.

Mr. Carl C. Icahn controls approximately 54% of the voting power of our capital stock and is able to control or exert substantial influence over us, including the election of our directors, and controlling most matters requiring board or shareholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing, and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding common stock, which may adversely affect the market price of the stock.
Mr. Carl C. Icahn owns and controls and has an interest in a wide array of companies, some of which, such as ARL and ACF as described below, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL, a railcar leasing company owned by Mr. Carl C. Icahn, competes directly with our other customers that are in the railcar leasing business and ACF, which supplies us with critical components, also provides components to our competitors. ACF also is manufacturing railcars for us. Mr. Carl C. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be complementary to our business. Our certificate of incorporation allows Mr. Carl C. Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl C. Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise between us and Mr. Carl C. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or to you or other holders of our securities.
We are a “controlled company” within the meaning of the NASDAQ Global Market rules and therefore we are not subject to all of the NASDAQ Global Market corporate governance requirements.
As we are a “controlled company” within the meaning of the corporate governance standards of the NASDAQ Global Market, we have elected, as permitted by those rules, not to comply with certain governance requirements. For example, our board of directors does not have a majority of independent directors, our officers’ compensation is not determined by our independent directors, and director nominees are not selected or recommended by a majority of independent directors. As a result, we do not have a majority of independent directors and we do not have a nominating committee nor do we have a compensation committee consisting of independent members.
Payments of cash dividends on our common stock may be made only at the discretion of our board of directors and may be restricted by Delaware law. Our revolving credit facility, as amended, and our senior unsecured notes, contain provisions that limit our ability to pay dividends.
Our board of directors may, in its discretion, refuse to declare future dividends depending upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangements and other factors our board of directors considers relevant. In addition, our revolving credit facility and our senior notes restrict our ability to declare and pay dividends on our capital stock. Furthermore, Delaware law imposes restrictions on our ability to pay dividends. Accordingly, we may not be able to pay dividends in any given amount in the future, or at all.
Item 1B: Unresolved Staff Comments
None
Item 2: Properties
Our headquarters are located in St. Charles, Missouri. ARL leases this facility from a company controlled by James J. Unger, our president and chief executive officer and a director, and permits us to occupy it for a sublease fee pursuant to a rental services agreement. Either party may terminate this agreement on six months notice or by mutual agreement. See “Risk factors—Risks related to our business— If a sublease provided to us by ARL, an entity controlled by Mr. Carl C. Icahn, is terminated, we may need to find new headquarters space, which may require us to incur additional costs.”

The following table presents information about our railcar manufacturing and components manufacturing facilities as of December 31, 2007:

Lease
		Leased or	Expiration
Location	Use	Owned	Date
Paragould, Arkansas	Railcar manufacturing	Owned	N/A
Marmaduke, Arkansas	Railcar manufacturing	Owned	N/A
St. Charles, Missouri	Aluminum foundry and machining	Leased	2/28/2011
Jackson, Missouri	Railcar components manufacturing	Owned	N/A
Kennett, Missouri	Railcar subassembly and small components manufacturing	Owned	N/A
Longview, Texas	Steel foundry	Owned	N/A
The following table presents information about our railcar services facilities as of December 31, 2007 where we provide railcar repair, cleaning, maintenance and other services:

Location	Leased or Owned	Lease Expiration Date
Longview, Texas	Owned	N/A
Goodrich, Texas	Owned	N/A
North Kansas City, Missouri	Owned	N/A
Tennille, Georgia (1)	Owned	N/A
Milton, Pennsylvania (2)	Owned	N/A
Gonzales, Louisiana	Leased	3/31/2010
Green River, Wyoming	Leased	12/1/2012
Deer Park, Texas	Leased	6/30/2008(3)
Bude, Mississippi	Leased	4/30/2008(4)
Sarnia, Ontario	Leased	10/31/2026

(1)	As of December 31, 2007, our facility located in Tennille, Georgia was secured by a mortgage that was due February 10, 2008. This mortgage was fully paid in January 2008.

(2)	The facility in Milton, Pennsylvania has been idle since 2003.

(3)	We have a right to buy this property in 2008 at fair market value when the lease expires and intend to do so at that time.

(4)	The majority of the facility in Bude, Mississippi is subject to a lease from the city that expires on April 30, 2008. This lease automatically renews on May 1, 2008 and we plan to remain in this facility. The remaining portion of the facility in Bude, Mississippi is subject to a county lease that expires on February 28, 2014.
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
Our common stock has been traded on the NASDAQ Global Select Market (formerly known as the Nasdaq National Market) under the symbol “ARII” since January 20, 2006. There were approximately 150 holders of record of common stock as of February 15, 2008 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker.
Our common stock has only been publicly traded since January 20, 2006. The following table shows the price range of our common stock by quarter for the years ended December 31, 2007 and 2006:

	Prices
Year Ended December 31, 2007	High	Low
Quarter ended March 31, 2007	$34.36	$26.80
Quarter ended June 30, 2007	43.46	29.03
Quarter ended September 30, 2007	42.31	20.30
Quarter ended December 31, 2007	24.08	12.95

Year Ended December 31, 2006	High	Low
Quarter ended March 31, 2006	$36.94	$23.40
Quarter ended June 30, 2006	40.96	25.82
Quarter ended September 30, 2006	33.47	26.32
Quarter ended December 31, 2006	34.48	27.40
Dividend Policy and Restrictions

Our Board of Directors declared cash dividends of $0.03 per share in every quarter of 2007 and 2006. We intend to continue to pay cash dividends on our common stock in the future. However, any future declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangements and other factors our board of directors considers relevant. Additionally, our revolving credit facility, as amended, and our indenture relating to our senior notes due 2014 contain certain covenants that may restrict our payments of dividends if certain conditions are present. See discussion of our long term debt covenants in Note 11 to our consolidated financial statements.
Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph illustrates the cumulative total stockholder return on our Common Stock during the period from January 20, 2006, the date our Common Stock began trading on the Nasdaq Global Select Market, through December 31, 2007, and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 20, 2006 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

		Nasdaq Composite	DJ Transportation
	ARII	Index	Index
1/20/2006	$100.00	$100.00	$100.00
Q1 2006	$148.60	$104.12	$109.85
Q2 2006	$140.42	$96.83	$118.53
Q3 2006	$123.59	$100.86	$107.09
Q4 2006	$144.67	$107.06	$109.66
Q1 2007	$126.82	$107.32	$115.68
Q2 2007	$166.09	$115.54	$122.61
Q3 2007	$93.68	$120.09	$116.30
Q4 2007	$82.16	$115.84	$109.91
Item 6: Selected Consolidated Financial Data.
The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data as at and for the years ended December 31, 2007, 2006, and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statements of operations and cash flow data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our historical consolidated financial statements not included in this filing. See “Index to consolidated financial statements.”

	Years ended December 31,
	2007	2006 (8)	2005	2004	2003
	($ in thousands, except per share data)
Consolidated statement of operations data:
Revenues
Manufacturing operations (1)	$648,124	$597,913	$564,513	$316,432	$188,119
Railcar services (2)	50,003	48,139	43,647	38,624	29,875

Total revenues	698,127	646,052	608,160	355,056	217,994
Cost of goods sold
Cost of manufacturing operations	(568,023)	(537,344)	(518,063)	(306,283)	(174,629)
Cost of railcar services (3)	(41,040)	(38,020)	(38,041)	(34,473)	(29,762)

Total cost of goods sold	(609,063)	(575,364)	(556,104)	(340,756)	(204,391)

Gross profit	89,064	70,688	52,056	14,300	13,603

Income related to insurance recoveries, net	—	9,946	—	—	—
Gain on asset conversion, net	—	4,323	—	—	—
Selling, administrative and other (4)	(27,379)	(28,399)	(25,354)	(10,334)	(10,340)

Operating earnings (loss)	61,685	56,558	26,702	3,966	3,263
Interest income (5)	13,829	1,504	1,658	4,422	3,161
Interest expense (6)	(17,027)	(1,372)	(4,846)	(3,667)	(3,616)
Income (loss) from joint venture	881	(734)	610	(609)	(604)

Earnings before income tax expense	59,368	55,956	24,124	4,112	2,204
Income tax expense	(22,104)	(20,752)	(9,356)	(2,191)	(1,139)

Net earnings from continuing operations	$37,264	$35,204	$14,768	$1,921	$1,065
Less preferred dividends	—	(568)	(13,251)	(13,241)	(9,690)

Net earnings (loss) available to common shareholders	$37,264	$34,636	$1,517	$(11,320)	$(8,625)

Weighted average shares outstanding basic (7)	21,274	20,667	11,147	10,143	9,328
Net earnings (loss) per common share basic (7)	$1.75	$1.68	$0.14	$(1.12)	$(0.92)

Weighted average shares outstanding diluted (7)	21,357	20,733	11,147	10,143	9,328
Net earnings (loss) per common share diluted (7)	$1.74	$1.67	$0.14	$(1.12)	$(0.92)

Dividends declared per common share	$0.12	$0.12	—	—	—

Consolidated balance sheet data (at period end):
Cash and cash equivalents	$303,882	$40,922	$28,692	$6,943	$65
Net working capital	380,248	126,086	25,768	46,565	15,084
Net property, plant and equipment	175,166	130,293	92,985	76,951	71,230
Total assets	654,384	338,926	268,580	356,840	196,508
Total liabilities	363,396	88,746	161,820	221,817	190,704
Total shareholders’ equity	290,988	250,180	106,760	135,023	5,804

Consolidated cash flow data:
Net cash provided by (used in) operating activities	$60,230	$29,967	$41,571	$(17,082)	$(1,639)
Net cash used in investing activities	(67,434)	(51,704)	(22,580)	(11,037)	(2,251)
Net cash provided by (used in) financing activities	270,164	33,967	2,758	34,997	3,772

You should read this information together with “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and the related notes thereto included elsewhere in this annual report.
(1)	Includes revenues from transactions with affiliates of $140.2 million, $50.0 million, $47.2 million, $64.4 million and $62.9 million in 2007, 2006, 2005, 2004 and 2003, respectively.
(2)	Includes revenues from transactions with affiliates of $16.0 million, $18.9 million, $20.6 million, $19.4 million and $11.0 million in 2007, 2006, 2005, 2004 and 2003, respectively.
(3) 2005 includes $2.0 million charge for pension settlement.
(4)	Includes costs from transactions with affiliates of $0.6 million, $2.0 million, $2.0 million, $0.7 million and $0.8 million in 2007, 2006, 2005, 2004 and 2003, respectively. 2005 includes $8.9 million charge for pension settlement.
(5)	Includes interest income from affiliates of zero, zero, $1.0 million, $3.9 million and $3.0 million in 2007, 2006, 2005, 2004 and 2003, respectively.
(6)	Includes interest expense to affiliates of zero, $0.1 million, $2.1 million, $1.5 million and zero in 2007, 2006, 2005, 2004 and 2003, respectively.
(7)	Share and per share data has been restated to give effect to the merger, as discussed in Note 23 of our Financial Statements.
(8)	Includes the acquisition of Custom Steel effective as of March 31, 2006, which provided cost savings during 2006 within our cost of goods sold cost of manufacturing operations.
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included in this annual report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements, including as a result of the factors we describe under “Risk Factors” and elsewhere in this annual report. See “Special note regarding forward-looking statements” appearing at the beginning of this report and “Risk Factors” set forth in Item 1A of this report.
OVERVIEW
We are a leading North American manufacturer of hopper and tank railcars. We also repair and refurbish railcars, provide fleet management services and design and manufacture certain railcar and industrial components used in the production of our railcars as well as railcars and non-railcar industrial products produced by others. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.
We operate in two segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing and railcar and industrial component manufacturing. Railcar services consist of railcar repair and refurbishment services and fleet management services.
Our tank railcar business has recovered from the tornado damage in 2006 that caused our tank railcar manufacturing facility to be shutdown from April to early August 2006. We also added capacity to this facility in January 2007 that has increased revenue levels for tank railcars. In addition, the first tank railcars under our agreement with ACF to manufacture railcars on our behalf were shipped in September 2007. ACF is an affiliate of Mr. Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors. In addition, during the fourth quarter of 2007, we began producing tank railcars at a new flexible railcar manufacturing plant built adjacent to our Marmaduke, Arkansas tank railcar manufacturing plant. This new plant is capable of producing tank, hopper and intermodal railcars.
During 2007, we experienced a decline in shipments of hopper railcars due to less demand and increased competition for some of those products. This market weakness has caused us to reduce our production schedule for hopper railcars and subsequently manage our fixed costs and reduce variable overhead costs at our hopper railcar manufacturing facility.

Manufacturing operations
We manufacture all of our railcars in modern complexes located in Paragould and Marmaduke, Arkansas. We strategically located these complexes in close proximity to many of our shipper and railroad customers, as well as many of our suppliers of railcar components. As of December 31, 2007, none of our over 900 employees at our Paragould and Marmaduke complexes are represented by a union. However, employees of two of our repair facilities and one of our component manufacturing facilities, representing approximately 12.9% of our total workforce as of December 31, 2007, are represented by unions.
Our Paragould complex was designed primarily to produce hopper railcars but is also capable of producing other railcar types. Our Marmaduke complex was built to manufacture tank railcars. The complex is designed to produce both pressure and non-pressure tank railcars. As described above, we added capacity and additional flexibility at this complex during 2007. During 2007, we entered into a manufacturing agreement with ACF, a related party, pursuant to which we agreed to purchase certain of our requirements for tank railcars from ACF. The term of the agreement is for five years and may be terminated upon six months prior written notice or immediately upon the happening of certain extraordinary events.
In 2006, we expanded our railcar sub assembly and small components manufacturing capabilities through the acquisition of Custom Steel, Inc. This facility, located adjacent to our facility in Kennett, Missouri, produces value-added fabricated steel components that primarily support our railcar manufacturing operations. We provide components for our railcar manufacturing operations as well as for other railcar manufacturers and other industries.
Railcar services
Our railcar services include railcar repair and refurbishment and fleet management and engineering services. Our railcar repair and refurbishment services are provided through our network of full service repair and maintenance shops consisting of six repair facilities and four mobile repair units. Our railcar service facilities are located in strategic areas near major customers. We have established long-term business relationships with a customer base that includes railcar leasing companies, shippers and railroads. In 2007, our railcar services revenue increased to $50.0 million, as compared to $48.2 million and $43.6 million in 2006 and 2005, respectively. We believe the growth in these revenues reflects the overall trend in North America toward increased railcar utilization and the age of the North American railcar fleet. Our fleet management business complements both our railcar repair and refurbishment and railcar manufacturing operations.
FACTORS AFFECTING OPERATING RESULTS
The following is a discussion of some of the key factors that have in the past and are likely in the future to affect our operating results. These factors include, but are not limited to, the cyclical nature of the North American railcar market, our reliance on a few customers for most of our revenues, our experience with customer order frequency and size, revenues from our affiliates representing a significant portion of our revenue and fluctuation in supplies and prices of raw materials and components used in railcar manufacturing. See “Risk Factors” for a more comprehensive list of factors that could affect our operating results.
Cyclicality of the railcar industry. Historically, the North American railcar market has been and we expect it to continue to be highly cyclical. For example, over the past six months, we have experienced a decrease in demand and an increase in pricing pressures in the hopper railcar market. Downturns and decreased demand could occur in part or all of the railcar manufacturing industry in the future. An economic downturn in North America could result in lower sales volumes, lower prices for railcars and a loss of profits for us as well as a potential for cancellations of railcar orders, which could have a material adverse effect on our ability to convert our railcar backlog into revenues.
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

Customer order size and frequency. Many of our customers place orders for railcars on an as-needed basis, sometimes only once every few years. As a result, the order levels for railcars, the mix of railcar types ordered and the railcars ordered by any particular customer have varied significantly from quarter to quarter in the past and may continue to vary significantly in the future. As railcar sales comprised 83.5%, 83.1% and 81.5%, respectively, of our total revenues in 2007, 2006 and 2005, our results of operations in any particular period may be significantly affected by the number of railcars and the product mix of railcars we deliver in that period.
Revenues from affiliates. In 2007, 2006 and 2005, our revenues from affiliates accounted for 22.4%, 10.7% and 11.2% of our total consolidated revenues, respectively. These affiliates consisted of entities beneficially owned and controlled by Mr. Carl C. Icahn, the chairman of our board of directors and our principal controlling stockholder. We believe that revenues from affiliates will continue to constitute an important portion of our business. A significant reduction in sales to affiliates could have a material adverse effect on our business and financial results.
Raw material costs. The price for steel, the primary raw material used in the manufacture of our railcars, has in the past and may in the future vary as a result of worldwide demand, limited availability of production inputs for steel, including scrap metal, industry consolidation and import trade barriers. These factors could cause a corresponding increase or decrease in the cost and availability of castings and other railcar components constructed with steel. Costs for other railcar manufacturers could be similarly affected by the availability and pricing of steel and castings and other components.
Component supply constraints. Our business depends on the adequate supply of numerous specialty components, such as railcar wheels, brakes, sideframes, axles, bearings, yokes, bolsters and other heavy castings as well as specialized raw materials, such as normalized steel plates used in the production of railcars. If our suppliers of railcar components and raw materials were to stop or reduce their production, go out of business, refuse to continue their business relationships with us, reduce the amounts they are willing to sell to us or become subject to work stoppages, our business would be disrupted. This would materially and adversely affect our operating results. Our ability to continue or increase our railcar production depends on our ability to obtain an adequate supply of these railcar components and raw materials.
RESULTS OF OPERATIONS
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	Years ended December 31,
	2007	2006	2005

Revenues
Manufacturing operations	92.8%	92.5%	92.8%
Railcar services	7.2%	7.5%	7.2%

Total revenues	100.0%	100.0%	100.0%
Cost of goods sold
Cost of manufacturing	(81.4%)	(83.2%)	(85.2%)
Cost of railcar services	(5.9%)	(5.9%)	(6.2%)

Total cost of goods sold	(87.3%)	(89.1%)	(91.4%)

Gross profit	12.7%	10.9%	8.6%
Income related to insurance recoveries, net	0.0%	1.5%	0.0%
Gain on asset conversion, net	0.0%	0.7%	0.0%
Selling, administrative and other expenses	(3.9%)	(4.4%)	(4.2%)

Earnings from operations	8.8%	8.7%	4.4%
Interest income	2.0%	0.2%	0.3%
Interest expense	(2.4%)	(0.2%)	(0.8%)
Income (loss) from joint venture	0.1%	(0.1%)	0.1%

Earnings before income tax expense	8.5%	8.6%	4.0%
Income tax expense	(3.2%)	(3.2%)	(1.6%)

Net earnings	5.3%	5.4%	2.4%

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006
Our net earnings for the year ended December 31, 2007 were $37.3 million as compared to $35.2 million in the prior year. Several factors impacted our earnings for 2007, including the expansion of our Marmaduke operations, decreased orders for hopper railcars for delivery in 2007 and $3.2 million of net interest expense incurred in 2007 due to the unsecured senior notes we issued in February 2007.
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
Revenues
Our revenues in 2007 increased 8.1% to $698.1 million from $646.1 million in 2006. This increase was attributable to an increase in revenues from both manufacturing operations and railcar services.
Our manufacturing operations revenues increased 8.4% to $648.1 million in 2007 from $597.9 million in 2006. This increase was partially attributable to the delivery of 108 more railcars in 2007 compared to 2006, when shipments were reduced due to the tornado damage to the Marmaduke facility. The increase in shipments reflects the restart of our Marmaduke operations, the expansion of our Marmaduke complex and additional tank railcars shipped under our ACF manufacturing contract, partially offset by the decline in hopper railcar shipments ordered for delivery in 2007, due to less demand and increased competition for hopper railcar products. During 2007, we shipped 7,055 railcars compared to 6,947 railcars in 2006. In the year ended December 31, 2007, we recognized revenue of $17.3 million related to railcars that were manufactured under the ACF manufacturing agreement.
In 2007, our manufacturing operations revenues included $140.2 million, or 20.1% of our total consolidated revenues, from transactions with affiliates, compared to $50.0 million, or 7.7% of our total consolidated revenues, in

2006. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl C. Icahn.
Our railcar services revenues increased 3.9% to $50.0 million in 2007 from $48.2 million in 2006. This increase was primarily attributable to strong railcar repair demand. In 2007, our railcar services revenues included $16.0 million, or 2.3% of our total consolidated revenues, from transactions with affiliates, as compared to $18.9 million, or 2.9%, in 2006.
Gross profit
Our gross profit increased to $89.1 million in 2007 from $70.7 million in 2006. Our 2006 gross profit was negatively impacted by the shutdown of our Marmaduke facility due to the tornado, for which we recovered $9.9 million under our business interruption insurance policy. Our gross profit margin increased to 12.7% in 2007 from 10.9% in 2006. The increase in our gross profit margin was primarily attributable to an increase in our gross profit margin for our manufacturing operations.
Our gross profit margin for our manufacturing operations increased to 12.4% in 2007 from 10.1% in 2006. This increase was primarily attributable to railcar mix, including significantly more tank railcars, and improved manufacturing efficiencies that we experienced during 2007 compared to 2006. Labor efficiencies resulted from lean manufacturing initiatives and enhanced training initiatives at our railcar manufacturing facilities.
Our gross profit margin for railcar services decreased to 17.9% in 2007 from 21.0% in 2006. This decrease was primarily attributable to mix of work content at our repair plants and higher costs for various railcar services in 2007.
Income Related to Insurance Recoveries, Net and Gain on Asset Conversion, Net
On April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing complex was damaged by a tornado. We were covered by property insurance covering wind and rain damage to our property, incremental costs and operating expenses we incurred due to the tornado damage at our Marmaduke complex. In addition, we were covered by insurance for business interruption as a direct result of the insured damage.
Our deductibles on these policies are $0.1 million for property insurance and a five-day equivalent time element business interruption deductible, which resulted in $0.6 million.
We settled both the property damage insurance claim and the business interruption insurance claim with our insurance carrier and recorded final gains during 2006. The final property damage claim settlement amounted to $11.2 million, prior to application of the deductible, and the final business interruption insurance settlement amounted to $16.0 million, prior to application of the deductible.
During 2006, we identified assets with net book value of $4.3 million that were damaged or destroyed by the tornado. The charge for these asset write-offs was netted against the net insurance settlement of $11.1 million related to the property damage insurance claim to arrive at the gain on asset conversion, net. Other costs amounting to $2.4 million were incurred related to clean up costs and various miscellaneous repairs associated with the storm damage.
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

Selling, administrative and other expenses
Our selling, administrative and other expenses decreased by $1.0 million in 2007 to $27.4 million from $28.4 million in 2006. These selling, administrative and other expenses, which include stock based compensation, were 3.9% of total consolidated revenues in 2007 as compared to 4.4% of total consolidated revenues in 2006.
The decrease of $1.0 million was primarily attributable to a stock based compensation expense decrease of $6.2 million (as described below), largely offset by an increase of $5.2 million of selling, administrative and other costs including legal costs, information technology costs and increased headcount to support our growing business.
Our stock based compensation expense for 2007 was $1.9 million. This expense is attributable to restricted stock and stock options we granted in 2006 and to stock appreciation rights (SARs), which settle in cash, granted in 2007. This is compared to stock based compensation expense of $8.1 million for 2006, which included $5.7 million in connection with the granting of restricted stock in conjunction with our initial public offering.
Interest expense and interest income

Net interest expense for 2007 was $3.2 million, representing $13.8 million of interest income and $17.0 million of interest expense, as compared to $0.1 million of net interest income for 2006, representing $1.5 million of interest income and $1.4 million of interest expense.
The $15.6 million increase in interest expense from 2006 to 2007 was due to having minimal debt outstanding throughout most of 2006, due to the repayment in January 2006 of substantially all of our then outstanding debt with a portion of the net proceeds from our initial public offering in January 2006, combined with $16.0 million of interest expense in 2007 due to the sale of $275.0 million of unsecured senior notes due 2014 in February 2007.
The $12.3 million increase in interest income from 2006 to 2007 was primarily attributable to the investment of the net proceeds we received in connection with the issuance of our unsecured senior notes and the investment of cash generated through operations.
Income (loss) from joint venture
Income from joint venture for 2007 was $0.9 million compared to a loss from joint venture of $0.7 million for 2006, representing an improvement in earnings of $1.6 million. In 2006, Ohio Castings incurred a significant charge related to a reserve of $3.7 million ($1.2 million being ARI’s share of that charge) related to potentially defective castings that were produced by one of the Ohio Castings facilities over an identified time period. It was the decision of Ohio Castings’ management to replace all castings produced during this period that were potentially defective even though testing only showed approximately 20% of the castings produced were defective.
Income tax expense
Income tax expense for 2007 was $22.1 million, or 37.2% of our earnings before income taxes, as compared to $20.8 million for 2006, or 37.1% of our earnings before income taxes.
Comparison of the year ended December 31, 2006 to the year ended December 31, 2005
Our net earnings for the year ended December 31, 2006 were $35.2 million as compared to $14.8 million for the year ended December 31, 2005, representing an increase of $20.4 million. Several factors caused this increase in earnings. Most of our revenues, and all of our revenues for the sale of railcars, for the year ended December 31, 2006, included sales under contracts with provisions for price adjustments to account for changes in the cost of certain raw materials and components. Furthermore, our gross margins in 2005 were impacted by losses we incurred from our sale of centerbeam platform railcars manufactured at our Paragould complex.
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
Our manufacturing operations revenues increased 5.9% to $597.9 million in 2006 from $564.5 million in 2005. This increase was mainly attributable to our delivery of an additional 72 railcars in 2006 and increased prices resulting from our ability to pass through our increased raw material and component costs and an increase during 2006 in the base unit price of some of our railcars. The additional deliveries of railcars in 2006 reflected increased sales of hopper railcars. Our increased number of hopper railcar shipments in 2006, compared to 2005, also reflects the conversion of our Paragould facility back to covered hopper railcar production. Until July 2005, we produced centerbeam railcars at our Paragould facility. This increase was partially offset by a decrease of tank railcar production due to the tornado damage and related shutdown of Marmaduke.
In 2006, our manufacturing operations revenues included $50.0 million, or 7.7% of our total consolidated revenues, from transactions with affiliates, compared to $47.2 million, or 7.8% of our total consolidated revenues, in 2005. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl C. Icahn.
Our railcar services revenues increased 10.6% to $48.2 million in 2006 from $43.6 million in 2005. This increase was primarily attributable to strong railcar repair demand. In 2006, our railcar services revenues included $18.9 million, or 2.9% of our total consolidated revenues, from transactions with affiliates, as compared to $20.6 million, or 3.4% of our total consolidated revenues in 2005.
Gross profit
Our gross profit increased to $70.7 million in 2006 from $52.1 million in 2005. The gross profit in 2006 included the negative impact of the tornado. Our gross profit margin increased to 10.9% in 2006 from 8.6% in 2005. The increase in our gross profit margin was primarily attributable to an increase in our gross profit margin for our manufacturing operations.
Our gross profit margin for our manufacturing operations increased to 10.1% in 2006 from 8.2% in 2005. This increase was primarily attributable to our ability to pass through increased raw material and component costs through variable pricing contracts, the shift in railcar mix, and improved efficiencies. During 2006, we were able to pass through most of our raw material and component cost increases.
Additionally, our 2005 gross profit margins for our manufacturing operations were negatively impacted by a contract to manufacture centerbeam platform railcars. No profit was realized on this contract primarily due to increased steel costs at the time that we were not able to pass through to our customers. We produced and shipped 785 centerbeam platform railcars in 2005.
We completed additional painting and lining capabilities at our Paragould complex in November 2005. This new painting and lining capacity allowed us to improve margins in 2006 as we reduced outsourcing of this function.
Our gross profit margin for railcar services increased to 21.0% in 2006 from 12.8% in 2005. This increase was primarily attributable to our service facilities operating at a higher volume level, which resulted in efficiencies in labor and overhead. Furthermore, the type of work that was being performed allowed for less handling costs on certain jobs.
Income Related to Insurance Recoveries, Net and Gain on Asset Conversion, Net
On April 2, 2006, our Marmaduke, Arkansas tank railcar manufacturing facility was damaged by a tornado. Our revenues and manufacturing gross profits were adversely affected by the temporary shutdown of our Marmaduke facility. However, the profit impact of these adverse effects was substantially offset by proceeds from our business interruption insurance. During 2006, we recognized income of $9.9 million associated with the settlement of our business interruption insurance claim for the period from April 2006 to August 2006.
During 2006, we recognized a gain on asset conversion of $4.3 million related to assets that were damaged or destroyed by the tornado, after application of our property insurance and the deductible on that insurance.
Selling, administrative and other expenses
Our selling, administrative and other expenses increased in 2006 to $28.4 million from the $25.4 million in 2005. Selling, administrative and other expenses, including stock based compensation expense and pension settlement expense, were 4.4% of sales in 2006 as compared to 4.2% of sales in 2005.
Our stock based compensation expense for 2006 was $8.1 million. This expense is attributable to restricted stock and stock options we granted in 2006. We recognized $5.7 million of stock based compensation expense in 2006 due to the granting of restricted stock in conjunction with the initial public offering. No stock based compensation expense was incurred in 2005.
As a result of the retirement benefit separation agreement we entered into with ACF in December 2005, we recorded an aggregate expense of $10.9 million, of which $8.9 million was allocated to selling, administrative and other and $2.0 million was allocated to cost of railcar services. As a result of this agreement, we assumed sponsorship of a former ACF pension plan, a retiree medical and retiree life insurance plan, and we have ceased to be a participating employer under the ACF Employee Retirement Plan and have been relieved of all further reimbursement obligations, including for our employees, under that plan.
The selling, administrative and other expenses during 2006 included a $0.5 million bonus to one of our senior officers in connection with the initial public offering and $0.5 million of expenses related to Sarbanes Oxley documentation costs. Other factors for the increase in selling, administrative and other expenses in 2006 was attributable to expenses incurred in connection with our initial public offering, increased expenses associated with being a public company and increased expenses to support our growing business.
Interest expense and interest income
Net interest income for 2006 was $0.1 million, representing $1.5 million of interest income and $1.4 million of interest expense, as compared to $3.1 million of net interest expense for 2005, representing $1.7 million of interest income and $4.8 million of interest expense.
The $3.4 million decrease in interest expense was due to having minimal debt outstanding throughout most of 2006 due to repaying substantially all of our outstanding debt with a portion of the net proceeds from our initial public offering in January 2006. Our interest expense in 2006 included the write off of approximately $0.6 million of deferred financing costs that we incurred in connection with the repayment of our industrial revenue bond and credit facility financings.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the year ended December 31, 2007 were proceeds from our senior unsecured notes offering and cash generated from operations. As of December 31, 2007, we had net working capital of $380.2 million, including $303.9 million of cash and cash equivalents. We also have a $100.0 million revolving credit facility with North Fork Business Capital Corporation, as administrative agent for various lenders. This facility is described in further detail in Note 11 of our consolidated financial statements, and provides for relief from certain financial covenants described in that Note so long as we maintain excess availability of at least $30.0 million. At December 31, 2007, we had no borrowings outstanding under this facility and $72.4 million of availability based upon the amount of our eligible accounts receivable and inventory (and without regard to any financial covenants), or $42.4 million of availability, if we were to maintain excess availability of at least $30.0 million.
Outstanding debt
Senior Unsecured Notes. On February 28, 2007, we issued $275.0 million of senior unsecured notes that are due in 2014. The offering resulted in net proceeds to us of approximately $270.7 million. The terms of the notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These limitations become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. As of December 31, 2007, we were in compliance with all of our covenants under the notes.
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
Revolving credit facility. We currently have a credit facility of $100.0 million with North Fork Business Capital Corporation, as administrative agent for various lenders. The terms of this facility contain restrictive covenants on, among other things, our ability to incur additional indebtedness, modify our current governing documents, sell or dispose of collateral, grant credit and declare or pay dividends or make distributions on common stock or other equity securities. As of December 31, 2007, we were in compliance with all of these covenants and we had no borrowings outstanding under this facility.
Cash flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities and our capital expenditures for the periods presented:

Year ended
December 31,
2007
Net cash provided by (used in):
Operating activities	$60,230
Investing activities	(67,434)
Financing activities	270,164

$262,960

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

Our net cash provided by operating activities for the year ended December 31, 2007 was $60.2 million. Net earnings of $37.3 million were impacted by the non-cash items including but not limited to: depreciation expense of $14.1 million, stock-based compensation expense of $1.9 million (including $0.3 million of compensation expense relating to our SARs, which settle in cash), amortization expenses of $0.7 million, joint venture earnings of $0.9 million and other smaller adjustments.
Cash provided by operating activities attributable to changes in our current assets and liabilities included a decrease in inventories of $10.0 million, a decrease in prepaid expenses of $0.8 million and an increase in accrued expenses and taxes of $10.2 million. Cash used in operating activities included a $6.4 million increase in accounts receivable (including those from an affiliate), a decrease of $5.9 million in accounts payable (including those to affiliates) and a decrease in other of $1.6 million.
The decrease in inventories was due to decreased raw materials and work in process as a result of a company wide effort to reduce inventory levels and lower production levels at our hopper manufacturing facility, partially offset by an increase in finished product inventory levels. The increase in accrued expenses and taxes is primarily due to accrued interest on our senior unsecured notes and other accrued expense increases at December 31, 2007 compared to December 31, 2006. The increase in accounts receivable is due to timing of cash receipts and sales toward the end of the period ending December 31, 2007 compared to the period ending December 31, 2006. The decrease in accounts payable is primarily due to timing of payments and lower inventory levels experienced toward the end of the period ending December 31, 2007 compared to the period ending December 31, 2006. The decrease in other relates to changes in our deferred tax liabilities as a result of our settlement of the IRS audit, as well as our year end pension and postretirement entries.
Investing Activities
Net cash used in investing activities was $67.4 million for the year ended December 31, 2007, consisting primarily of $59.4 million of purchases of property, plant and equipment and an $8.5 million contribution to our joint ventures. The capital expenditures were primarily for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.” The $8.5 million of investment made in our joint ventures relates both to our investment in the Ohio Castings joint venture and our investment in the Axis, LLC joint venture.
From January 8, 2008 to January 25, 2008, we purchased an aggregate of 1,530,000 shares of common stock of The Greenbrier Companies, Inc. in the open market for an aggregate of $27.9 million. We believe these shares represent approximately 9.45% of the issued and outstanding common stock of The Greenbrier Companies, Inc. In addition to the shares discussed above, we currently have long economic exposure to an aggregate of 400,000 shares of common stock of The Greenbrier Companies, Inc. through a number of agreements, commonly known as Total Return Swaps, with counterparties. These agreements provide that the profit or loss to us shall be based upon the increase or decrease, respectively, in the value of the shares, during the period from inception of the applicable agreement to its termination. The agreements provide that they settle in cash.
Financing Activities
Net cash provided by financing activities was $270.2 million for the year ended December 31, 2007, primarily as a result of the $275.0 million in gross proceeds from the senior unsecured notes offering, partially offset by offering costs of approximately $4.3 million. Other significant items included cash outflows of $2.6 million related to common stock dividends paid to our shareholders, partially offset by cash inflow of $2.0 million from proceeds due to stock options exercised during 2007.
Capital expenditures. Capital expenditures for the year ended December 31, 2007 were $59.4 million. Of these expenses, $40.2 million were for expansion purposes, $7.4 million were for cost reduction purposes and $11.8 million were for necessary replacement of assets.
We have a number of capital projects that were completed in 2007 or are currently underway. The expansion of our existing Marmaduke facility was completed in January 2007. Construction on the new Marmaduke flexible railcar manufacturing facility, which is capable of producing tank, hopper and other railcar types, is in the final stages of construction and this plant has already begun production of tank railcars. Railcar production at the new flexible plant is expected to ramp up to capacity rates by the third quarter of 2008.
We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies, maintain our equipment and to otherwise complement and expand our business.
For 2008, our current capital expenditure plans include approximately $65.0 million of projects that we expect will maintain equipment, expand capacity, improve efficiencies or reduce costs. These capital expenditure plans include expenditures to further integrate our supply chain, ongoing maintenance capital expenses and various capital expenditures related to 2007 projects that have carried over into 2008. The amount set forth above is an estimate only. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
We anticipate that any future expansion of our business will be financed through existing resources, cash flow from operations, term debt associated directly with that expenditure or other new financing. We believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We cannot guarantee that we will be able to obtain term debt or other new financing on favorable terms, if at all.
Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our indenture and our revolving credit facility, as amended, and any other indebtedness. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under “Risk Factors,” and trends and uncertainties discussed in this discussion and analysis, including those factors discussed under “Factors affecting operating results,” as well as elsewhere in this annual report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.
Dividends. The Board of Directors declared regular cash dividends of $0.03 per share of our common stock for each quarter of 2007 and 2006. On February 19, 2008, the Board of Directors declared a cash dividend of $0.03 per share of our common stock to shareholders of record at the close of business on March 21, 2008. These dividends are payable on April 4, 2008. We intend to pay cash dividends on our common stock in the future at the discretion of our board of directors, depending upon our operating results, strategic plans, capital requirements, financial condition, debt covenants and other factors.
Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2007, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years

	(in thousands)
Short-Term Debt Obligations	$8	8	—	—	—
Operating Lease Obligations [1]	$7,605	964	1,258	701	4,682
Purchase Obligations	$28,593	26,674	1,919	—	—
Senior Unsecured Notes [2]	$275,000	—	—	—	275,000
Interest payments on senior unsecured notes [3]	$134,063	20,625	41,250	41,250	30,938
Fees related to Revolving Credit Agreement [4]	$784	424	360	—	—
FIN 48 Obligations [5]	$1,493	—	1,493	—	—
Equipment Lease Buyout [6]	$6,500	6,500	—	—	—
Pension Funding	$1,965	834	751	380	—

Total	$456,011	$56,029	$47,031	$42,331	$310,620

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(2)	On February 28, 2007, we issued $275.0 million of senior unsecured notes that are due on March 1, 2014.

(3)	The interest rate on these notes is 7.5%. These notes have interest payments due semiannually on September 1 and March 1 of every year.

(4)	Our revolving credit facility, as amended, permits us to borrow up to $100.0 million thereunder, subject to applicable covenants, and expires in less than three years. We have no borrowings outstanding on the revolving credit facility.

(5)	See Note 12 in our Notes to Consolidated Financial Statements for a description of our Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109 (FIN 48), obligations.

(6)	In December 2007, we gave a notice to the lessor of equipment that we were going to buyout equipment under lease in early 2008.
In 2005, we entered into two vendor supply contracts with minimum volume commitments with suppliers of materials used at our railcar production complexes. Our commitments under these agreements are set to be satisfied in early 2009. We have agreed to purchase a combined total of $64.7 million from these two suppliers from 2006 to 2009. In 2008 and 2009, we expect to purchase $25.2 million and $1.9 million, respectively, under these agreements.
During 2005, we entered into two supply agreements with a steel supplier for the purchase of certain types of steel plate. The agreements each have terms of five years and may be terminated by either party at any time after two years, upon twelve months prior notice. Each agreement requires us to purchase a minimum volume requirement for the steel covered by that agreement at prices that fluctuate with the market. We have no commitment under these arrangements to buy a minimum amount of steel, other than the minimum percentages, if our overall steel purchases decline.
In 2006, we entered into an agreement with two parties, including one of the members of the Ohio Castings joint venture and an affiliate of one of the members of the Ohio Castings joint venture, to purchase a minimum of 60% of certain of our railcar component requirements for the years 2007, 2008 and 2009.
Contingencies

In connection with our investment in Ohio Castings, we have a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $4.6 million was outstanding as of December 31, 2007. We also have a guarantee on a $2.0 million state loan that provides for purchases of capital equipment, of which $1.3 million was outstanding as of December 31, 2007. The two other partners of Ohio Castings have made identical guarantees of these obligations.
One of our joint ventures, Axis, LLC, entered into a credit agreement in December 2007. In connection with this event, we agreed to a 50% guaranty of Axis, LLC’s obligation under its credit agreement during the construction and start up phases of the facility. Subject to its terms and conditions, the Guaranty will terminate on the earlier to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of December 31, 2007, Axis, LLC had approximately $9.4 million outstanding under the credit agreement. This guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. Our joint venture partner has provided the same guarantee relating to the credit agreement.
We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and our own negligent acts, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law. We are involved in investigation and remediation activities at properties that we now own or lease to address historical contamination and potential contamination by third parties. We are involved with state agencies in the cleanup of two sites under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties by ACF prior to their transfer to us in 1994 and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. However, if ACF fails to honor our obligations to us, we would be responsible for the cost of such remediation. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.
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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
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
Inventory
Inventories are stated at the lower of cost or market, and include the cost of materials, direct labor and manufacturing overhead. We evaluate our ability to realize the value of our inventory based on a combination of factors including historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.
Long-lived assets and Goodwill
We evaluate long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. As required, we evaluate goodwill for impairment at least annually. The criteria for determining impairment related to goodwill or long-lived assets to be held and used is determined by comparing the carrying value of the goodwill and long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the business or use of the assets. If the goodwill or assets are considered impaired, the impairment recognized is measured using the amount that the carrying amount of the goodwill or assets exceeds the fair value of the goodwill or assets. The estimated fair value of the goodwill or assets is measured by estimating the present value of the future discounted cash flows to be generated. Any future determination requiring write-off of a significant portion of goodwill or long-lived assets recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.
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
Income taxes
For financial reporting purposes, income tax expense is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position on a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different from that taken by us, differences in a tax expense or between current and deferred tax items may arise in future periods. Any such differences, which could have a material impact on our financial statements, would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly evaluate for recoverability our deferred tax assets and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. We consider whether it is more likely than not that some portion or that all of the deferred tax assets will be realized. As of December 31, 2007, we had approximately $4.1 million in net deferred tax liabilities (after $1.6 million of deferred tax assets). At this time, we consider it more likely than not that we will have taxable income in the future that will allow us to realize our deferred tax assets. As a result, no valuation allowance is currently recorded. However, it is possible that some or all of our deferred tax assets could ultimately expire unused.
During 2007, we adopted FIN 48, which required us to record a liability related to unrecognized tax positions. See our discussion of this in Note 12 in our consolidated financial statements.
Pension and postretirement benefits
Pension and other post-retirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates, and retirement rates, as discussed below:
Discount rates: The discount rate assumption used to determine end of year benefit obligations was 6.25% for our pension plans and 6.30% for our postretirement benefit plans. We review these rates annually and adjust them to reflect current yields on long term, high quality bonds. Based on our review, we determined the need to set the rates for 2008 at 6.25% and 6.30%. This was determined based on the Citigroup Pension Discount curve analysis along with expected payments to retirees under the Bude and Shippers plans. To support this analysis, our management also reviewed the long bond rates (e.g. Moody’s AA) as a benchmark. This rate went from 5.6% to 6.4%.
Health care cost trend rates: Our health-care cost trend rate of 10.0% for 2008 related to our postretirement benefit plan is based on historical retiree cost data, near term health care outlook, including appropriate cost control measures implemented by us, and industry benchmarks and surveys.
Expected return on plan assets: Our expected return on plan assets for two of our pension plans of 8.0% for 2008 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations), and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.
Mortality and retirement rates: Mortality and retirement rates are based on actual and anticipated plan experience.
In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense.
The following information illustrates the sensitivity to a change in certain assumptions for our pension plans:

		Effect on December
	Effect on 2008 Pre-Tax	31, 2007 Projected
Change in Assumption	Pension Expense	Benefit Obligation

	($ in thousands)
1% decrease in discount rate	42	2,004
1% increase in discount rate	(184)	(2,004)

1% decrease in expected return on assets	136	N/A
1% increase in expected return on assets	(136)	N/A
The following information illustrates the sensitivity to a change in certain assumptions for our other postretirement plan:

		Effect on December
	Effect on 2008 Pre-Tax	31, 2007 Projected
Change in Assumption	Postretirement Expense	Benefit Obligation

	($ in thousands)
1% decrease in discount rate	33	672
1% increase in discount rate	(31)	(527)
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	Effect on 2008 Pre-Tax	Effect on December
	Postretirement Service	31, 2007 Projected
Change in Assumption	Cost and Interest Cost	Benefit Obligation

	($ in thousands)
1% decrease in health care cost trend rate	(29)	(393)
1% increase in health care cost trend rate	31	489
This sensitivity analysis reflects the effects of changing one assumption. Various economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
Environmental
We are involved in various proceedings related to environmental matters. We fully expect that we will be indemnified for these environmental matters. However, there can be no assurance that we will not become involved in future litigation or other proceedings, or that we will be able to recover under our indemnity provisions if we were found to be responsible or liable in any litigation or proceeding, or that such costs would not be material to us.
Stock Based Compensation
In January 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment", (SFAS 123(R)) which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation", and supersedes APB No. 25, “Accounting for Stock Issues to Employees.” SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on the estimated fair values of the awards on their grant dates. Our share-based awards include stock options, stock appreciation rights (SARs) and restricted stock awards.

We use the Black-Scholes model to estimate the fair value of our equity instrument awards and other share based awards issued under the 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the option, future volatility, dividend yield, forfeiture rate and the risk-free interest rate. In December 2007, the SEC issued Staff Accounting Bulletin 110 (SAB 110), which addressed the expected term aspect of the Black-Scholes model. It stated that companies that did not have adequate exercise history on equity instruments were allowed to use the “simplified method” prescribed by the SEC, which called for an average of the vesting period and the expiration period of grants with “plain vanilla” characteristics. These characteristics included service based vesting, instruments granted at the money along with certain other requirements.
Both our stock options and SARs have fair value estimates that are generated from the Black-Scholes calculation. This calculation requires inputs as mentioned above that may require some judgment or estimation. We use our best judgment at the time of the grant to estimate fair value on the stock options to use to record the expense of those options over the vesting period of those options. For the SARs granted in April 2007, these are classified as liabilities on the balance sheet and must be revalued every quarter. As such, the fair value estimates on the SARs we granted to our employees are subject to volatility inherent in the stock price since it is based on current market values at the end of every quarter. Our SARs settle in cash.
As of December 31, 2007, unrecognized compensation costs related to the unvested portion of stock options were approximately $0.8 million and are expected to be recognized over a weighted average period of approximately 19 months. As of December 31, 2007, unrecognized compensation costs related to the unvested portion of SARs were approximately $0.5 million and are expected to be recognized over a weighted average period of approximately 39 months.
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
OFF BALANCE SHEET ARRANGEMENTS
There were no off balance sheet arrangements in 2007.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk on potential borrowings we may incur under our revolving credit facility, as amended. However, we do not plan to enter into swaps or other hedging arrangements to manage this risk because we do not believe the risk is significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represents approximately 80-85% of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been greatly reduced by the variable pricing contracts we now have in place with many of our current railcar manufacturing contracts with our customers. These contracts adjust the purchase prices of our railcars to reflect increases or decreases in the cost of certain raw materials and components and, as a result, we are able to pass on to our customers most of the increased raw material and component costs with respect to the railcars we plan to produce and deliver during 2008. We believe that we currently have excellent supplier relationships and do not anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production was to increase beyond current levels, or other economic changes were to occur that affect the availability of our raw materials.
We are not exposed to any significant foreign currency exchange risks.

Item 8: Financial Statements and Supplementary Data
American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Railcar Industries, Inc
We have audited American Railcar Industries, Inc. and Subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Railcar Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on American Railcar Industries, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, American Railcar Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005 and our report dated February 19, 2008 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Chicago, Illinois
February 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Railcar Industries, Inc.
We have audited the accompanying consolidated balance sheets of American Railcar Industries, Inc. and Subsidiaries (a Delaware Corporation) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the periods ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the periods ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Railcar Industries, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.
/s/ GRANT THORNTON LLP
Chicago, Illinois
February 19, 2008

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	December 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$303,882	$40,922
Accounts receivable, net	33,523	34,868
Accounts receivable, due from affiliates	17,175	9,632
Inventories, net	93,475	103,510
Prepaid expenses	5,015	5,853
Deferred tax assets	1,610	2,089

Total current assets	454,680	196,874

Property, plant and equipment, net	175,166	130,293
Deferred debt issuance costs	3,977	235
Goodwill	7,169	7,169
Other assets	37	37
Investment in joint venture	13,355	4,318

Total assets	$654,384	$338,926

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$8	$88
Accounts payable	47,903	54,962
Accounts payable, due to affiliates	2,867	1,689
Accrued expenses and taxes	5,729	3,099
Accrued compensation	10,379	10,282
Accrued interest expense	6,907	32
Accrued dividends	639	636

Total current liabilities	74,432	70,788

Long-term debt, net of current portion	—	8
Senior unsecured notes	275,000	—
Deferred tax liability	5,690	7,042
Pension and post-retirement liabilities	6,572	10,859
Other liabilities	1,702	49

Total liabilities	363,396	88,746

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 and 21,207,773 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	213	212
Additional paid-in capital	239,621	235,768
Retained earnings	51,314	16,649
Accumulated other comprehensive loss	(160)	(2,449)

Total stockholders’ equity	290,988	250,180

Total liabilities and stockholders’ equity	$654,384	$338,926

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Revenues:
Manufacturing operations (including revenues from affiliates of $140,164, $50,003 and $47,195 in 2007, 2006 and 2005, respectively)	$648,124	$597,913	$564,513

Railcar services (including revenues from affiliates of $15,969, $18,923 and $20,645 in 2007, 2006, 2005, respectively)	50,003	48,139	43,647

Total revenues	698,127	646,052	608,160

Cost of goods sold:
Manufacturing operations	(568,023)	(537,344)	(518,063)
Railcar services	(41,040)	(38,020)	(38,041)

Total cost of goods sold	(609,063)	(575,364)	(556,104)

Gross profit	89,064	70,688	52,056

Income related to insurance recoveries, net	—	9,946	—
Gain on asset conversion, net	—	4,323	—
Selling, administrative and other (including costs from affiliates of $606, $2,035, and $1,959, in 2007, 2006 and 2005, respectively)	(27,379)	(28,399)	(25,354)

Earnings from operations	61,685	56,558	26,702

Interest income (including interest income from affiliates of $0, $0 and $1,008 in 2007, 2006 and 2005, respectively)	13,829	1,504	1,658
Interest expense (including interest expense to affiliates of $0, $98 and $2,063 in 2007, 2006 and 2005, respectively)	(17,027)	(1,372)	(4,846)
Earnings (loss) from joint venture	881	(734)	610

Earnings before income tax expense	59,368	55,956	24,124
Income tax expense	(22,104)	(20,752)	(9,356)

Net earnings from continuing operations	$37,264	$35,204	$14,768

Less preferred dividends	—	(568)	(13,251)

Earnings available to common shareholders	$37,264	$34,636	$1,517

Net earnings per common share — basic	$1.75	$1.68	$0.14
Net earnings per common share — diluted	$1.74	$1.67	$0.14
Weighted average common shares outstanding — basic	21,274	20,667	11,147
Weighted average common shares outstanding — diluted	21,357	20,733	11,147
See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Operating activities:
Net earnings	$37,264	$35,204	$14,768
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	14,085	10,674	6,807
Amortization of deferred costs	680	127	—
Loss on the write-off of property, plant and equipment	385	4,393	—
Expense related to assumption of pension plan	—	—	8,335
Insurance compensation for assets and storm clean-up	—	(9,938)	—
Write-off of deferred financing costs	—	566	—
Stock based compensation	1,927	8,116	—
Excess tax benefits from stock option exercises	(241)	—	—
Change in joint venture investment as a result of loss (earnings)	(881)	734	(610)
Expense relating to pre-recapitalization liabilities	—	—	1,061
Provision (benefit) for deferred income taxes	(370)	(154)	5,606
Provision for losses on accounts receivable	196	383	323
Long-lived asset impairment charges	—	400	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,149	3,020	(13,413)
Accounts receivable, due from affiliate	(7,543)	(4,522)	—
Inventories, net	10,035	(11,672)	(14,076)
Prepaid expenses	838	(3,317)	(2,256)
Accounts payable	(7,059)	(831)	32,993
Accounts payable, due to affiliate	1,178	(1,292)	—
Accrued expenses and taxes	10,195	(1,532)	4,871
Other	(1,608)	(392)	(2,838)

Net cash provided by operating activities	60,230	29,967	41,571
Investing activities:
Purchases of property, plant and equipment	(59,367)	(44,916)	(22,841)
Sale of property, plant and equipment	104	—	—
Purchases of short term investments, available for sale securities	(100,596)	—	—
Sales of short term investments, available for sale securities	100,596	—	—
Property insurance advance on Marmaduke tornado damage	—	9,938	—
Proceeds from repayment of note receivable from affiliate (Ohio Castings LLC)	329	494	261
Investments in joint ventures	(8,500)	—	—
Acquisitions	—	(17,220)	—

Net cash used in investing activities	(67,434)	(51,704)	(22,580)
Financing activities:
Proceeds from sale of common stock	—	205,275	—
Offering costs — initial public offering	—	(14,605)	—
Preferred stock redemption	—	(82,056)	—
Preferred stock dividends	—	(11,904)	—
Common stock dividends	(2,551)	(1,908)	—
Increase in amount due from affiliate	—	—	(5,110)
Increase (decrease) in amount due to affiliate	—	(20,476)	(17,790)
Majority shareholder capital contribution	—	275	—
Finance fees related to new credit facility	(109)	(360)	—
Proceeds from debt issuance	—	—	31,852
Deferred offering costs	—	—	(4,860)
Proceeds from stock option exercises	1,985	—	—
Excess tax benefits from stock option exercises	241	—	—
Proceeds from issuance of senior unsecured notes, gross	275,000	—	—
Offering costs — senior unsecured notes issuances	(4,314)	—	—
Repayment of debt	(88)	(40,274)	(1,334)

Net cash provided by financing activities	270,164	33,967	2,758

Increase in cash and cash equivalents	262,960	12,230	21,749
Cash and cash equivalents at beginning of year	40,922	28,692	6,943

Cash and cash equivalents at end of year	$303,882	$40,922	$28,692

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

		Retained	New					Accumulated
		earnings	Preferred	New	Common		Additional	other	Total
	Comprehensive	(accumulated	Stock-	preferred	Stock-	Common	paid-in	comprehensive	shareholders’
	income(loss)	deficit)	Shares	stock	Shares	stock	capital	loss	equity

January 1, 2005		$(16,959)	111,685	$111,685	11,147	$111	$41,249	$(1,063)	$135,023
Net earnings	$14,768	14,768							14,768
Currency translation adjustment	16							16	16
Minimum pension liability adjustment, net of tax effect of $362	(584)							(584)	(584)

Comprehensive income	$14,200

Dividends on preferred stock		(13,251)							(13,251)
Net adjustments relating to spin off of ARL (Note 1)			(29,630)	(29,630)			(2,023)		(31,653)
Capital contributions for expenses relating to precapitalization liabilities retained by ACF and other related adjustments							2,441		2,441

Balance December 31, 2005		$(15,442)	82,055	$82,055	11,147	$111	$41,667	$(1,631)	$106,760

Net earnings	$35,204	35,204							35,204
Currency translation adjustment	(13)							(13)	(13)
Minimum pension liability adjustment, net of tax effect of $7	(13)							(13)	(13)

Comprehensive income	$35,178

Effects of adopting FAS 158, net								(792)	(792)
Dividends on preferred stock		(568)							(568)
IPO proceeds, net of related costs of $6,185					9,775	98	185,713		185,811
Purchase preferred stock			(82,055)	(82,055)					(82,055)
Dividends on common stock		(2,545)							(2,545)
Restricted stock grant					286	3	5,697		5,700
Stock option expense							2,416		2,416
Capital contribution by majority shareholder							275		275

Balance December 31, 2006		$16,649	—	$—	21,208	$212	$235,768	$(2,449)	$250,180

Net earnings	$37,264	37,264							37,264
Currency translation adjustment	193							193	193
Minimum pension liability adjustment, net of tax effect of $1,311	2,096							2,096	2,096

Comprehensive income	$39,553

Dividends on common stock		(2,554)							(2,554)
Effects of adopting FIN 48		(45)							(45)
Restricted stock grant							300		300
Proceeds from stock option exercises					94	1	1,984		1,985
Excess tax benefit from stock option exercises							241		241
Stock option expense							1,328		1,328

Balance December 31, 2007		$51,314	—	$—	21,302	$213	$239,621	$(160)	$290,988

See notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007, 2006 and 2005
Note 1 — Description of the Business
The accompanying consolidated financial statements include the operations of American Railcar Industries, Inc. and its wholly owned subsidiaries (collectively the “Company” or “ARI”). The Company purchased Castings, LLC (“Castings”) on January 1, 2005. In accordance with accounting principles generally accepted in the United States of America, assets and liabilities from an affiliate company transferred between entities under common control are accounted for at historical cost in a manner similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are presented as if the transfer occurred at the beginning of the year. All significant intercompany balances and transactions have been eliminated.
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
The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.3%, 0.3% and 0.4% of total consolidated revenues for 2007, 2006 and 2005, respectively. Canadian assets were 0.2% and 0.3% of total consolidated assets as of December 31, 2007 and 2006, respectively.
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
On June 30, 2005, in anticipation of its public offering, ARI sold its common interest in ARL for $125.0 million to affiliated companies in return for the preferred stock investment, valued at $116.1 million, plus accrued dividends of $8.9 million that those affiliates held in ARI. ARL was treated as a carve-out entity as of December 31, 2004 in order to present ARI on a stand-alone basis. The 2005 financial statements reflect a reduction of New Preferred Stock of $29.6 million plus accrued dividends of $5.4 million to eliminate the additional investment of $35.0 million made in that period. ARI retained no liabilities or other interests in ARL as a result of this sale. The presentation of ARI’s operations has been prepared on a standalone basis, excluding ARL’s operations for all periods. Any differences related to the amounts originally capitalized and the amount paid for ARL in the sale have been recorded through adjustments to shareholders’ equity, including certain tax benefits that ARI received as a result of utilizing ARL’s previously incurred tax losses. ARI recorded a deferred tax asset of $2.0 million in 2005 for those net operating loss carry forwards, as ARI has the legal right to utilize them for tax purposes.
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
The fair value of the assets and acquired liabilities were $3.8 million of inventory, $8.0 million of property, plant and equipment, and $1.8 million of a deferred tax liability.
The acquisition was accounted for under the purchase method of accounting, with the purchase price being allocated to the assets acquired based on relative fair values. Accordingly, the related results of operations of Custom Steel have been included in the consolidated statement of operations after March 31, 2006.

Note 2 — Summary of Accounting Policies
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
ARI presents any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis as addressed in EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).”
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
Debt issuance costs

Debt issuance costs were incurred in connection with ARI’s issuance of long-term debt as described in Note 11, and are amortized over the term of the related debt, utilizing the effective interest method. Debt issuance costs at December 31, 2007 were $4.0 million related to our revolving credit facility and our unsecured senior notes and will be amortized according to the following table:

2008	$717
2009	692
2010	616
2011	616

2012 and thereafter	1,335

Total	$3,976

Goodwill
In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This standard requires that goodwill and other intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its carrying value. The Company adopted this standard upon the acquisition of Custom Steel, which resulted in goodwill of $7.2 million, as described in Note 1.
Investment in joint venture
The Company uses the equity method to account for its investment in Ohio Castings, owned by its subsidiary, Castings, as well as its investment in Axis, LLC, owned by its subsidiary, ARI Component Venture, LLC. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue. Advances and distributions are charged and credited directly to the investment account.
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
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable, due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is discussed in Note 11. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Foreign currency translation
Balance sheet amounts from the Company’s Canadian operation are translated at the exchange rates in effect at year-end, and operations statement amounts are translated at the average rates of exchange prevailing during the year. Currency translation adjustments are included in Stockholders’ Equity as part of accumulated other comprehensive income (loss).
Comprehensive income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net earnings, foreign currency translation adjustment and the Company’s minimum pension liability adjustments, which are shown net of tax.
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
Use of estimates
Management of ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include deferred taxes, workers compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets, equity based compensation fair values and the reserve for warranty claims. Actual results could differ from those estimates.
Stock-based compensation
The Company applies the provisions of SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”), to stock option awards issued. The compensation cost recorded for these awards will be based on their grant-date fair value required by SFAS 123(R).
Recent accounting pronouncements
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt FAS 157 effective as of January 1, 2008, as required, which will be reflected in its first quarter 10-Q filing for the period ended March 31, 2008. The Company does not expect this standard to have a material impact on its operating income and statement of financial position.
In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (or FAS 158). FAS 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the Plans) as an asset or liability in the 2006 year end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. FAS 158 also requires the Company to measure the funded status of the Plans as of the year end balance sheet date not later than December 31, 2008. The Company adopted a portion of this standard as required at December 31, 2006. The Company will adopt the other portion of this standard, related to the measurement of the funded status at year end, during 2008 and is currently evaluating the impact that this will have on its statement of financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141R), to create greater consistency in the accounting and financial reporting of business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies to fiscal years beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (FAS 160). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year on January 1, 2009. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.
In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 Share-Based Payment (SAB 110). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.
Note 3 — Accounts Receivable, Net
Accounts Receivable, net, consists of the following:

	December 31,	December 31,
	2007	2006
	(in thousands)
Accounts receivable, gross	$34,020	$35,885
Less allowance for doubtful accounts	(497)	(1,017)

Total accounts receivable, net	$33,523	$34,868

The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2007	2006	2005
		(in thousands)
Beginning Balance	$1,017	$849	$510
Provision	196	383	323
Write-offs	(716)	(220)	(23)
Recoveries	—	5	39

Ending Balance	$497	$1,017	$849

Note 4 — Inventories, net
Inventories, net, consist of the following:

	December 31,	December 31,
	2007	2006
	(in thousands)
Raw materials	$52,322	$67,258
Work-in-process	19,835	23,623
Finished products	24,023	15,358

Total inventories	96,180	106,239
Less reserves	(2,705)	(2,729)

Total inventories, net	$93,475	$103,510

Inventory reserves consist of the following:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Beginning Balance	$2,729	$2,318	$2,679
Provision	783	597	273
Write-offs	(807)	(186)	(634)

Ending Balance	$2,705	$2,729	$2,318

Note 5 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment as of December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006

Property, plant and equipment
Buildings	$117,899	$102,737
Machinery and equipment	113,415	93,060

	231,314	195,797
Less accumulated depreciation	(86,907)	(75,204)

Net property, plant and equipment	144,407	120,593
Land	3,306	2,865
Construction in process	27,453	6,835

Total property, plant and equipment	$175,166	$130,293

Depreciation Expense
Depreciation expense for the year ended December 31, 2007, 2006 and 2005 was $14.1 million, $10.7 million and $6.8 million, respectively.
Capitalized Interest
In conjunction with the Senior Unsecured Fixed Rate Notes offering described in Note 11, the Company began recording capitalized interest on certain property, plant and equipment capital projects. The amount of interest capitalized as of December 31, 2007 was $1.4 million. No interest was capitalized as of December 31, 2006.
Note 6 — Long-Lived Asset Impairment Charges
No impairment charges have been recognized on any long-lived assets during the year ended December 31, 2007. During the year ended December 31, 2006, the Company reduced the carrying value of equipment purchased under a lease agreement from an unrelated third party by $0.4 million for its manufacturing plants, which is reflected in the consolidated statement of operations under costs of manufacturing operations.
Note 7 — Goodwill
The Company performs an annual goodwill impairment test as required by SFAS No. 142 as of March 1 of each year. The valuation uses a combination of methods to determine the fair value of the reporting unit, including prices of comparable businesses, a present value technique, and recent transactions involving businesses similar to the Company. There was no adjustment required based on the 2007 annual impairment test related to the goodwill generated from the Custom Steel acquisition.
Note 8 — Investment in Joint Venture — Ohio Castings
The Company uses the equity method to account for its investment in Ohio Castings. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue. Advances and distributions are charged and credited directly to the investment account.
Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner in Ohio Castings at cost plus a licensing fee.
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
The carrying amount of the investment in Ohio Castings by Castings was $5.8 million and $4.3 million, respectively at December 31, 2007 and December 31, 2006. During May 2007, Castings and each of its joint venture partners made an equity contribution to Ohio Castings amounting to $1.0 million.
The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio as further discussed in Note 14. The value of the guarantee, which was $0.03 million at December 31, 2007, has been recorded by the Company in accordance with FASB Interpretation No. 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.
See Note 19 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary combined financial position information for Ohio Castings, the investee company, as of December 31, 2007 and 2006, respectively, is as follows:

	December 31,
	2007	2006
	(in thousands)
Financial position
Current assets	$11,638	$13,650
Property, plant, and equipment, net	15,167	15,297

Total assets	26,805	28,947

Current liabilities	9,736	15,855
Long-term debt	5,934	7,659

Total liabilities	15,670	23,514

Member’s equity	$11,135	$5,433

Total liabilities and member’s equity	$26,805	$28,947

Summary combined results of operations for Ohio Castings, the investee company, for the years ended December 31, 2007, 2006 and 2005, respectively, are as follows:

	For the Years Ended December 31,
	2007	2006	2005
		(in thousands)
Results of operations
Sales	$74,238	$108,849	$119,008

Operating (loss) earnings	2,394	(2,502)	1,562

Net (loss) earnings	$2,702	$(2,046)	$1,830

Note 9 — Investment in Joint Venture — Axis, LLC
In June 2007, ARI, through a wholly-owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, LLC, to manufacture and sell railcar axles at a facility to be constructed by the joint venture. The joint venture will initially be owned 50% by both partners. The executive committee of the joint venture is comprised of one representative from each partner. Each representative has equal voting rights and equal decision-

making rights for operational and strategic decisions of the joint venture. Site preparation of the axle plant facility started during the fourth quarter of 2007 and the plant is expected to be operational by the end of 2008. Operations have not begun for Axis, LLC as the joint venture is in the construction and development phase of the facility. The carrying amount of the investment in Axis, LLC was $7.5 million at December 31, 2007.
The Company uses the equity method to account for its investment in Axis, LLC. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue. Advances and distributions are charged and credited directly to the investment account.
The Company, along with the other partner of Axis, LLC, has guaranteed a credit agreement entered into by Axis, LLC during December 2007, as further discussed in Note 14.
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
The change in the Company’s warranty reserve, which is reflected on the consolidated balance sheet in Accrued expenses and taxes, is as follows for the years ended December 31, 2007, 2006 and 2005, respectively:

	For the Years Ended December 31,
	2007	2006	2005

		(in thousands)
Liability, beginning of year	$1,753	$1,237	$1,630
Provision	1,992	2,063	191
Claims	(1,242)	(1,547)	(584)

Liability, end of year	$2,503	$1,753	$1,237

Note 11 — Long-Term Debt
Long-term debt consists of the following:

	December 31, 2007	December 31, 2006
	(in thousands)
Revolving line of credit	$—	$—
Senior unsecured notes	275,000	—
Other	8	96

Total long-term debt, including current portion	$275,008	$96
Less current portion of debt	8	88

Total long-term debt, net of current portion	$275,000	$8

Aggregate maturities of long-term debt over the next five years, as of December 31, 2007, are as follows ($ in thousands):

2008	$8
2009	—
2010	—
2011	—
2012 and thereafter	275,000

$275,008

Revolving Line of Credit
The Company has an Amended and Restated Credit Agreement (the “revolving credit agreement”) in place, providing for the terms of the Company’s revolving credit facility with North Fork Business Capital Corporation, as administrative agent for various lenders. The Company had no borrowings outstanding as of December 31, 2007 and has had no borrowings outstanding under this revolving credit facility since its inception in January 2006. The note bears interest at various rates based on LIBOR or prime. As of December 31, 2007, the interest rate on the borrowings under the revolving credit facility was 6.75% and was based on the U.S. prime rate at that time.
The revolving credit facility has both affirmative and negative covenants as defined in the agreement, including, without limitation, an adjusted fixed charge coverage ratio (coverage ratio), a maximum total debt leverage ratio (leverage ratio) and limitations on capital expenditures and dividends. These negative covenants include certain limitations on, among other things, the Company’s ability to incur or maintain indebtedness, sell or dispose of collateral, grant credit and declare or pay dividends or make distributions on common stock or other equity securities. The revolving credit facility has a total commitment of the lesser of (i) $100.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials, work in process and finished goods inventory. In addition, the revolving credit facility includes a capital expenditure sub-facility of $30.0 million based on the percentage of the costs related to equipment the Company may acquire. The revolving credit facility expires on October 5, 2009. Borrowings under the revolving credit facility are collateralized by accounts receivable, contracts, leases, instruments, chattel paper, inventory, pledged accounts, certain other assets and equipment purchased with proceeds of the capital expenditure sub-facility.
Debt covenants related to the Company’s coverage ratio and the Company’s leverage ratio do not require compliance unless the Company’s excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days). Under this circumstance, the Company’s coverage ratio must not be less than 1.2 to 1.0 on a quarterly and annual basis. Under this circumstance and if the Company has incurred debt during the quarter, the leverage ratio must not be greater than 4.0 to 1.0 on a quarterly and annual basis. At December 31, 2007, the Company had $72.4 million of availability under the revolving credit facility.
The Company was not required to calculate the leverage ratio or the adjusted fixed charge coverage ratio as of December 31, 2007, as its excess availability was greater than $30.0 million and there were no other circumstances that required either of these two ratios to be tested as of that date. The Company declared quarterly dividends of $0.03 per common share during 2007, which did not breach any covenants in the revolving credit agreement.
Mortgage Note
The Company has a mortgage note outstanding with a liability of $0.01 million and $0.1 million, respectively, as of December 31, 2007 and December 31, 2006. This mortgage was paid in January 2008.
Senior Unsecured Fixed Rate Notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007. The fair value of these notes was approximately $259.9 million at December 31, 2007.

The notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the notes is payable semi-annually in arrears on March 1 and September 1. The terms of the notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These covenants become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. The Company was in compliance with all of its covenants under the notes as of December 31, 2007.
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
Note 12 — Income Taxes
Income tax expense consists of:

	For the Years Ended December 31,
	2007	2006	2005

		(in thousands)
Current:
Federal	$19,356	$17,249	$3,119
State and local	3,512	2,610	495
Foreign	36	101	136

Total current	22,904	19,960	3,750
Deferred
Federal	(716)	685	4,841
State and local	(79)	123	769
Foreign	(5)	(16)	(4)

Total deferred	(800)	792	5,606

Total income tax expense	$22,104	$20,752	$9,356

Income tax expense attributable to earnings from operations differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to earnings from operations by the following amounts:

	For the Years Ended December 31,
	2007	2006	2005
		(in thousands)
Computed income tax expense	$20,779	$19,585	$8,443
State and local taxes, net of federal tax expense	2,232	1,777	822
Non-deductible expenses	(1,120)	(654)	79
Other, net	213	44	12

Total income tax expense	$22,104	$20,752	$9,356

	For the Years Ended December 31,
	2007	2006	2005
Computed income tax expense	35.0%	35.0%	35.0%
State and local taxes, net of federal tax expense	3.8%	3.2%	3.4%
Non-deductible expenses	(1.9%)	(1.2%)	0.3%
Other, net	0.3%	0.1%	0.1%

Effective income tax rate	37.2%	37.1%	38.8%

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	December 31,
	2007	2006

	(in thousands)
Current deferred tax assets
Provisions not currently deductible	$1,610	$2,204
Non-current deferred tax assets
Provisions not currently deductible	3,481	703
Pensions and post retirement	3,285	4,291

Total non-current deferred tax asset	$6,766	$4,994

Total deferred tax asset	$8,376	$7,198

Current deferred tax liability
Stock options	—	(115)
Non-current deferred tax liabilities
Property, plant and equipment	(12,456)	(12,036)

Total deferred tax liability	$(12,456)	$(12,151)

The net deferred tax asset (liability) is classified in the balance sheet as follows:

	As of December 31,
	2007	2006

	(in thousands)
Current deferred tax assets	$1,610	$2,204
Current deferred tax liability	—	(115)

Current deferred tax assets (liability), net	$1,610	$2,089

Non-current deferred tax assets	$6,766	$4,994
Non-current deferred tax liability	(12,456)	(12,036)

Non-current deferred tax assets (liability), net	$(5,690)	$(7,042)

Current deferred tax asset, net	$1,610	$2,089
Non-current deferred tax liability, net	(5,690)	(7,042)

Net deferred tax liability	$(4,080)	$(4,953)

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
No valuation allowances have been recorded at December 31, 2007 and 2006, as management believes that it is more likely than not that all deferred tax assets will be fully realized based on the expectation of taxable income in future years. There were no net operating loss carryforwards at December 31, 2007 and 2006.
FIN 48 Adoption
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company recognized a cumulative effect adjustment to retained earnings of $0.1 million. Upon adoption, the Company reported unrecognized tax benefits of $2.2 million, which included $0.2 million of accrued interest expense, net of taxes.
The following table represents the total amount of unrecognized tax benefits at the beginning and end of 2007 (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$(2,114)

Adoption of FIN 48	(45)
Increases in tax positions for prior years	(466)
Decreases in tax positions for prior years	812
Increases in tax positions for current years	(168)
Settlements	485
Lapses in statutes	3

FIN 48 liability activity, net	621

Gross unrecognized tax benefits at December 31, 2007	$(1,493)

As of December 31, 2007, the Company has unrecognized tax benefits of $1.5 million, of which $1.4 million, if reversed, would impact the effective tax rate, The Company has released net interest of $0.1 million into the current effective rate for 2007, The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months but it is reasonably possible that it could change by a range of zero to $0.5 million.
No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2003 federal income tax return expired on September 15, 2007. The statute of limitations on the Company’s 2004, 2005, 2006 and 2007 federal income tax returns will expire on September 15, 2008, 2009, 2010 and 2011, respectively. The Internal Revenue Service (“IRS”) completed an examination of the Company’s 2004 and 2005 federal income tax returns during the third quarter of 2007.
The Company’s state income tax returns for the 2004 through 2007 tax years remain subject to examination by various state authorities with the latest closing period on November 15, 2012. The Company is currently not under examination by any state authority for income tax purposes and no statutes of limitations for state income tax filings have been extended.
The Company’s foreign subsidiary’s income tax returns for the 2004 through 2007 tax years remain subject to examination by the Canadian tax authority. The foreign subsidiary is currently not under examination and no statutes of limitations have been extended.
Note 13 — Employee Benefit Plans
The Company is the sponsor of two defined benefit pension plans that cover certain employees at designated repair facilities. One defined benefit pension plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second defined benefit pension plan that covers only certain of the Company’s union employees is active and benefits continue to accrue thereunder. The Company is also the sponsor of an unfunded non-qualified supplemental executive retirement plan (SERP) in which several of its employees are participants. The SERP is frozen and no additional benefits are accruing thereunder. For fiscal year 2007, the Company uses a measurement date of October 1 for all pension plans. The assets for the defined benefit pension plans are held by independent trustees and consist primarily of equity and fixed income securities.
The Company also provides postretirement healthcare and life insurance benefits for certain of its salaried and hourly retired employees. For fiscal year 2007, the measurement date for the postretirement plan is October 1. Employees may become eligible for healthcare benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.
Costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are expensed currently.
At December 31, 2006, the Company adopted FAS 158, which required the recognition of the overfunded or underfunded status of its defined benefit pension and retiree medical plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year they occur. The Company recognized the liability for the funded status in its balance sheet as shown in its statement of financial position and related financial statement footnotes at December 31, 2006. At the time of the adoption of FAS 158, the Company recorded an adjustment of $0.8 million through other comprehensive income instead of as an adjustment to the ending balance of accumulated other comprehensive income. This was revised as shown in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income.
The change in benefit obligation and change in plan assets for the years ended December 31, 2007 and 2006 and the funded status as of December 31, 2007 and 2006 is as follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(in thousands)
Change in benefit obligation
Benefit obligation — Beginning of year	$17,257	$16,981	$5,321	$3,909
Service cost	242	179	130	11
Interest cost	962	797	298	208
Plan amendment	159	—	—	139
Actuarial (gain) loss	(703)	312	(1,959)	1,137
Assumed administrative expenses	(150)	(111)	—	—
Employee contributions	—	—	59	44
Benefits paid	(964)	(901)	(91)	(127)

Benefit obligation — End of year	$16,803	$17,257	$3,758	$5,321

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(in thousands)
Change in plan assets
Plan assets — Beginning of year	$11,270	$10,380	$—	$—
Actual return on plan assets	1,632	874	—	—
Administrative expenses	(192)	(153)	—	—
Employee contributions	—	—	59	44
Employer contributions	1,809	1,069	32	83
Benefits paid	(964)	(900)	(91)	(127)

Plan assets at fair value — End of year	$13,555	$11,270	$—	$—

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(in thousands)
Funded status
Benefit obligation in excess of plan assets	$(3,248)	$(5,986)	$(3,758)	$(5,321)
Contributions in the fourth quarter	407	444	27	4

Net amount recognized at December 31	$(2,841)	$(5,542)	$(3,731)	$(5,317)

Amounts recognized in the balance sheet at December 31, 2007 and 2006 are as follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
		(in thousands)
Accrued benefit liability — short term	$(1)	$(1)	$(136)	$(258)
Accrued benefit liability — long term	(2,840)	(5,541)	(3,595)	(5,059)

Net liability recognized at December 31	$(2,841)	$(5,542)	$(3,731)	$(5,317)

Net actuarial (gain) loss	$1,220	$2,759	$(884)	$1,125
Net prior service cost (credit)	155	(5)	121	140

Accumulated other comprehensive loss (income) pre-tax at December 31,	$1,375	$2,754	$(763)	$1,265

Prior to adoption of FAS 158 at December 31, 2006, the Company recognized an additional minimum liability of $20,000, and corresponding charge to accumulated other comprehensive loss ($13,000 net of tax effect of $7,000) in relation to the pension benefit plans, as required by FAS 87. The total minimum liability recognized on the pension benefit plans prior to the adoption of FAS 158 was $2.8 million.
The effect of the adoption of FAS 158 on the balance sheet at December 31, 2006 was as follows:

		Postretirement
	Pension Benefits	Benefits
Accrued benefit liability — short term	$(1)	$(258)
Accrued benefit liability — long term	1	(1,007)
Accumulated other comprehensive loss (net of tax effect of $467)	—	792
The components of net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
			(in thousands)
Components of net periodic benefit cost
Service cost	$242	$179	$21	$130	$11	$1
Interest cost	963	796	202	299	208	18
Expected return on plan assets	(960)	(727)	(193)	—	—	—
Recognized actuarial loss	206	191	—	50	—	—
Amortization of prior service (gain) cost	(1)	(1)	(1)	18	—	—
Amortization of unrecognized net loss	—	—	82	—	—	—

	$450	$438	$111	$497	$219	$19

Effective December 1, 2005, ARI entered into an agreement with ACF, as described in Note 19, whereby ARI assumed sole sponsorship of the Shipper’s Car Line Pension Plan. ARI also assumed sponsorship of a Retiree Medical and Retiree Life Insurance plan for retirees of ARI and for active ARI employees who will receive this benefit in the future. Thus, in regards to these two plans, only one month of costs were recognized during 2005. Since ARI was the sponsor of these two plans for the full year in 2006, various components of net periodic benefit costs, particularly service cost, interest cost and expected return on plan assets, increased in 2006.

Additional information
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Postretirement
	Pension Benefits	Benefits
	(in thousands)
2008	$996	$136
2009	985	144
2010	1,092	158
2011	1,093	166
2012	1,091	174
2013-2017	5,610	1,057
The Company expects to contribute $0.8 million to its pension plans in 2008.
The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.25%	5.75%	6.30%	5.75%
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.75%	5.50%	6.00%	5.75%	5.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Assumed health care cost trend rates for the post retirement benefits plan at December 31 are set forth below:

	2007	2006	2005

Health care cost trend rate assigned for next year	10.0%	11.0%	12.0%
Rate to which cost trend is assumed to decline	5.0%	5.0%	5.0%
Year the rate reaches the ultimate trend rate	2013	2013	2013
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	(in thousands)
	Increase	Decrease
Effect on total of service and interest cost	$31	$(29)
Effect on postretirement benefit obligation	$489	$(393)
The Company’s pension plans’ weighted average asset allocations at December 31, 2007 and 2006, and target allocations for 2008, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2007	2006	2008
Asset Category
Equity securities	57%	57%	60%
Debt securities	43%	43%	40%

	100%	100%	100%

The objective of the pension plans’ investment policy is to grow assets in relation to liabilities, while prudently managing the risk of a decrease in the pension plans’ assets. The pension plans’ management committees have established a target investment mix with upper and lower limits for investments in equities, fixed-income and other appropriate investments. Assets will be re-allocated among asset classes from time-to-time to maintain the target investment mix. The committee has established a target investment mix of 60% equities and 40% fixed-income for the plan.
The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions.
The Company also maintains qualified defined contribution plans, which provide benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Note 14 — Commitments and Contingencies
As of December 31, 2007, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows:

(in thousands)
2008	$964
2009	734
2010	524
2011	365
2012	336
Thereafter	4,682
Total rent expense for the years ended December 31, 2007, 2006, and 2005 was $3.8 million, $4.1 million and $7.0 million, respectively.
In connection with the Company’s investment in Ohio Castings, ARI has a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $4.6 million was outstanding as of December 31, 2007. ARI also has a guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.3 million was outstanding as of December 31, 2007. The two other partners of Ohio Castings have made identical guarantees of these obligations.
One of the Company’s joint ventures, Axis, LLC, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50% guaranty of Axis, LLC’s obligation under its credit agreement during the construction and start up phases of the facility. Subject to its terms and conditions, the Guaranty will terminate on the earlier to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of December 31, 2007, Axis, LLC had approximately $9.4 million outstanding under the credit agreement. This guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. ARI’s joint venture partner has made an identical guarantee relating to this credit agreement.
The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse affect on the Company. ARI is involved in investigation and remediation activities at properties that it now owns or leases to address historical contamination and potential contamination by third parties. The Company is also involved with state agencies in the cleanup of two sites under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to ARI in 1994 by ACF, and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to ARI, ARI would be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
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
ARI is a party to collective bargaining agreements with labor unions at its Longview, Texas repair facility, its North Kansas City, Missouri repair facility and at its Longview, Texas steel foundry and components manufacturing facility. These agreements expire in January 2010, September 2010, and April 2008, respectively. ARI is also party to a collective bargaining agreement at its idled Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provide that the contract would remain in effect under the old terms until terminated by either party with 60 days notice.
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
During 2005, the Company entered into two vendor supply contracts with minimum volume commitments with suppliers of materials used at its railcar production facilities. The Company’s commitments under these agreements are set to be satisfied in early 2009. The Company has agreed to purchase a combined total of $64.7 million from these two suppliers from 2006 to 2009. In 2008 and 2009, the Company expects to purchase $25.2 million and $1.9 million, respectively, under these agreements.

In 2005, ARI entered into supply agreements with a supplier for two types of steel plate. The agreements are for five years and are cancelable by either party, with proper notice after two years. The agreement commits ARI to buy a percentage of its production needs from this supplier at prices that fluctuate with market.
In 2006, we entered into an agreement with two parties, including one of the members of the Ohio Castings joint venture and an affiliate of one of the members of the Ohio Castings joint venture, to purchase a minimum of 60% of certain of our railcar component requirements for the years 2007, 2008 and 2009.
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
The net proceeds from the offering were applied as follows (in millions):

Redemption of all oustanding shares of preferred stock	$94.0
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Acquisition of Custom Steel	17.2
Payment of payables in connection with acquisition	5.3
Investment in plant, property and equipment	12.7
Offering costs paid during the first quarter	1.4

Total uses	$192.0

Note 16 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	For the Years Ended December 31,
	2007	2006	2005
Weighted average basic common shares outstanding	21,274,082	20,666,599	11,147,059
Dilutive effect of employee stock options (1)	82,609	66,000	—

Weighted average diluted common shares outstanding	21,356,691	20,732,599	11,147,059

(1)	Stock options to purchase 75,000 shares of common stock granted during the second quarter of 2006 were not included in the calculation for diluted earnings per share for the years ended December 31, 2007 and 2006. These options would have resulted in an antidilutive effect to the earnings per share calculation.
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
The following table presents the amounts for stock based compensation expense incurred by ARI for each of the years ended December 31, 2007 and 2006 and the corresponding line items on the statement of operations that they are classified within:

	For the Years Ended
	December 31,
	2007	2006
	($ in thousands)
Stock based compensation expense:
Cost of goods sold: manufacturing operations	$139	$190
Cost of goods sold: railcar services	9	—
Selling, administrative and other	1,779	7,926

Total stock based compensation expense	$1,927	$8,116

Net income for the years ended December 31, 2007 and 2006 includes $0.7 million and $3.0 million, respectively of income tax benefits related to the Company’s stock-based compensation arrangements.
Stock Options
In January 2006, on the date of the initial public offering, the Company granted options to purchase 484,876 shares of common stock under the 2005 Plan. These options were granted at an exercise price equal to the initial public offering price of $21.00 per share. The options have an expiration term of five years and vest in equal annual installments over a three-year period. The Company determined the fair value of these options using a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; 5-year term; interest rate of 4.35%; and dividend yield of 1%. As there was no history with the stock prices of the Company, the stock volatility rate was determined using volatility rates for several other similar companies within the railcar industry. The five year term represents the expiration of each option. The interest rate used was the five year government Treasury Bill rate on the date of grant. Dividend yield was determined from an average of other companies in the industry, as the Company did not have a history of dividend rates.
In April 2006, the Company issued options to purchase a total of 75,000 shares of common stock under the 2005 Plan. These options were granted at an exercise price of $35.69 per share, the closing stock price on the date of the grant. These options have a four year vesting period and a five year expiration period. The Company determined the fair value using the same assumptions and methodology as was used for the options issued in connection with the Company’s initial public offering.
No stock options were granted in 2007.
The Company recognized $1.3 million and $2.4 million, respectively, of compensation expense during the years ended December 31, 2007 and 2006 related to stock option grants made under the 2005 plan. The Company recognized income tax benefits related to stock options of $0.5 million and $0.9 million, respectively, during the years ended December 31, 2007 and 2006.
The following is a summary of option activity under the 2005 plan for the years ended December 31, 2006 and 2007:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date
	Shares	Average	Remaining	Fair Value	Aggregate
	Covered by	Exercise	Contractual	of Options	Intrinsic Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2006	—	$—
Granted in 2006	559,876	$22.97		$8.05

Outstanding at the end of the period, December 31, 2006	559,876	$22.97		$8.05
Exercised in 2007	(94,523)	$21.00

Outstanding at the end of the period, December 31, 2007	465,353	$23.37	36 months	$8.21	$— (1)

Exercisable at the end of the period, December 31, 2007	67,100	$21.00	36 months	$7.28	$— (1)

(1)	—	Options to purchase 465,353 shares, of which 67,100 are exercisable, of the Company’s common stock have exercise prices that are above market price, based on the closing market price of $19.25 for a share of the Company’s common stock on the last business day of the year ended December 31, 2007.
Options to purchase 94,523 shares of the Company’s common stock were exercised during the year ended December 31, 2007. The total intrinsic value of options exercised during the year ended December 31, 2007 was $1.3 million. The Company realized a tax benefit of $0.5 million related to these option exercises.
No options were exercised during 2006 as options first became exercisable in January 2007.
As of December 31, 2007, unrecognized compensation costs related to the unvested portion of stock options were approximately $0.8 million and are expected to be recognized over a weighted average period of approximately 19 months.
As of December 31, 2007, an aggregate of 440,124 shares were available for issuance in connection with future equity instrument grants under the Company’s 2005 Plan.
Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The 1,000,000 shares covered by the Plan were registered for issuance to the public with the SEC on a Form S-8 on August 16, 2006.
Restricted Stock Award
During 2006, the Company issued 285,714 restricted shares of the Company’s common stock to its Chief Executive Officer on the date of the initial public offering. These restricted shares were granted at the initial public offering price of $21.00. This restricted stock grant became fully vested in January 2007. All shares under this grant are now transferable without contractual restrictions.
The Company recognized $0.3 and $5.7 million, respectively, of compensation expense during the years ended December 31, 2007 and 2006, for this restricted stock grant. The Company recognized $0.1 and $2.1 million of income tax benefits in the years ended December 31, 2007 and 2006, respectively, for this restricted stock grant.
The following is a summary of the status and activity related to non-vested shares for the years ended December 31,

2007 and 2006:

		Weighted
	Non-vested	Average Grant
	Stock Awards	Date Fair Value

Non-vested at January 1, 2006	—	$—
Granted in 2006	285,714	21.00
Vested in 2006	(114,286)	21.00

Non-vested at December 31, 2006	171,428	21.00
Vested in 2007	(171,428)	21.00

	—

Within the Form S-8 filed with the SEC on August 16, 2006, the Company registered for resale 114,286 shares of restricted stock that vested in January 2006.
Stock Appreciation Rights
In April 2007, the Compensation Committee of the Board of Directors of the Company granted awards of stock appreciation rights (“SARs”) to certain employees pursuant to the Company’s 2005 Equity Incentive Plan, as amended. The Committee granted an aggregate of 273,800 SARs. The SARs will be settled in cash and have an exercise price of $29.49, which was the closing price of the Company’s common stock on the date of grant. The SARs will vest in 25% increments on the first, second, third and fourth anniversaries of the grant date. The SARs have an expiration term of seven years.
At the time of the grant in April 2007, the Company determined that the compensation expense for these SARs would total approximately $2.8 million over the four year vesting period using a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; an expected life ranging from 4 years to 5.5 years; interest rate of 4.55%; and dividend yield of 1%. As there was not adequate history with the stock prices of the Company at the time of the grant, the stock volatility rate was determined using volatility rates for several other similar companies within the railcar industry. The expected life range of 4 years to 5.5 years represents the average of the vesting period and expiration period of each group of SARs that vest equally over a four year period. The interest rate used was the five year government Treasury Bill rate on the date of grant. Dividend yield was determined from an average of other companies in the industry, as the Company did not have an adequate history of dividend rates. As required under FAS 123(R), these SARs will generate a short term and long term liability on the balance sheet, which will be remeasured on a quarterly basis until settlement of all SARs has occurred.
The following is a summary of SARs activity under the 2005 plan for the year ended December 31, 2007:

			Weighted
	Stock	Weighted	Average	Weighted
	Appreciation	Average	Remaining	Average Fair	Aggregate
	Rights	Exercise	Contractual	Value of SARs	Intrinsic Value
	(SARs)	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2007	—
Granted	273,800	$29.49		$3.02

Outstanding at the end of the period, December 31, 2007	273,800	$29.49	75 months	$3.02	$— (1)

Exercisable at the end of the period, December 31, 2007	—

(1)	—	Stock appreciation rights with an exercise price of $29.49 have no intrinsic value based on the closing market price of $19.25 for a share of the Company’s common stock on the last business day of the year ended December 31, 2007.
The Company recognized $0.3 million of compensation expense during the year ended December 31, 2007 related to stock appreciation rights granted in 2007 under the 2005 plan. The Company recognized income tax benefits related to stock appreciation rights of $0.1 million during the year ended December 31, 2007.
As of December 31, 2007, unrecognized compensation costs related to the unvested portion of stock appreciation rights were approximately $0.5 million and were expected to be recognized over a period of 39 months. As of December 31, 2007, the Company determined the fair value relating to the compensation expense for the SARs using a Black-Scholes calculation based on the following assumptions: stock volatility of 35%; an expected life ranging from 3.25 years to 4.75 years; interest rate of 3.07% and 3.45%; and dividend yield of 1%. As there was not adequate history with the stock prices of the Company, the stock volatility rate was determined using volatility rates for several other similar companies within the railcar industry. The expected life range of 3.25 years to 4.75 years represents the average of the vesting period and expiration period of each group of SARs that vest equally over a four year period. The interest rate used was the three year and five year government Treasury Bill rate at December 31, 2007. Dividend yield was determined from an average of other companies in the industry, as the Company did not have an adequate history of dividend rates.
Note 18 — Common Stock and New Preferred Stock
On January 24, 2006, the Company completed the sale of 9,775,000 shares of common stock to the public pursuant to an effective registration statement at a price of $21.00 per share. In connection with the offering, the Company redeemed all new preferred stock, including accrued dividends of $11.9 million, for a total of $94.0 million.
During each quarter of 2006 and 2007, the Board of Directors of the Company declared and paid cash dividends of $0.03 per share of common stock of the Company to shareholders of record as of a given date.
During the year ended December 31, 2007, the Company issued 94,523 shares of its common stock as certain holders of stock options exercised options to purchase the Company’s common stock.
Note 19 — Related Party Transactions
As part of the 1994 recapitalization of the Company, ACF retained certain liabilities existing as of the recapitalization date, including employee benefits, workers compensation, litigation, environmental and others. If ACF were unable to honor or meet these obligations, ARI would be responsible for such liabilities. In the opinion of management, ACF has the present ability to meet these obligations. This liability totaled approximately $11.1 million at December 31, 2004, consisting primarily of pension and postretirement liabilities. This liability decreased to $0.3 million as of December 31, 2005 consisting mainly of environmental liabilities, as a result of the pension plan swap discussed below.
Effective December 1, 2005, ARI entered into an agreement with ACF which released ARI from all employee benefit reimbursement obligations under the 1994 Asset Transfer Agreement in exchange for ARI assuming sponsorship and all obligations of the Shipper’s Car Line Pension Plan, including obligations related to ACF participants in the Plan, and a cash payment to ACF of approximately $9.2 million to settle all of its obligations related to ARI employees included in the ACF Retirement Plan. The settlement was based on the actuarial valuation of liabilities at December 1, 2005, and the market value of assets at that time. The Shipper’s Car Line Pension Plan had an unfunded liability of $4.0 million at the time of the transfer, which became the obligation of ARI. ACF will continue to be responsible for the ACF Retirement Plan and is responsible for all obligations of that plan including obligations related to ARI employees who are in the Plan. The ACF Retirement Plan was curtailed in April 2004.
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
The total amount of the obligations assumed by ARI was $14.2 million. ARI had previously accrued an estimated liability related to this settlement of $3.2 million. In December 2005, ARI recorded an increase in the estimated liability of $10.9 million and a loss on the settlement of the same amount, of which $2.0 million has been recorded in cost of goods sold with the remaining amount included in selling, administrative and other. The net cash payment to ACF related to this transaction, and included in the numbers above, was approximately $6.3 million ($9.2 million related to pension, less $2.9 million related to post-retirement, medical and life benefits).
In addition, the Company has the following agreements with ACF:
Manufacturing Services Agreement
Under the manufacturing services agreement, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the years ended December 31, 2007, 2006 and 2005, ARI purchased inventory of $46.9 million, $81.5 million and $76.4 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
Administration Agreement
Under this agreement, ACF agreed to provide the Company with office facilities and administrative services, primarily information technology services. In exchange for the facilities and services, the Company agreed to pay ACF based on agreed upon rates. Management believes that these allocation methods are reasonable for the relevant costs. Total amounts incurred under this agreement totaled $0.4 million for the year ended December 31, 2005. The agreement was terminated on April 1, 2005.
Supply Agreement

Under this agreement, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement was $0.05 million, $0.1 million and $0.1 million, respectively, for the years ended December 31, 2007, 2006 and 2005. Profit margins on sales to related parties approximate the margins on sales to other large customers.
Additional Agreements with ACF
ARI entered into a note payable with ACF Holding, an affiliate, for $12.0 million effective January 1, 2005, in connection with the purchase of Castings (Note 1). The note bears interest at prime plus 0.5% and is due on demand. This note was paid off in full in connection with the initial public offering in January 2006. Interest expense on this note was $0.1 million and $0.8 million, respectively, for the years ended December 31, 2006 and 2005.
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the years ended December 31, 2007 and 2006.
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
In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which Company agreed to purchase certain of its requirements for tank railcars from ACF. Under the terms of the manufacturing agreement, ARI has agreed to purchase at least 1,400 tank railcars from ACF with delivery expected to be completed by March 31, 2009. During the second quarter of 2007, ARI received new customer orders for approximately 1,400 tank railcars to be produced under the manufacturing agreement. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement, and thereafter, ARI has and will continue to pay ACF half the profits realized. The term of the agreement is for five years. Either party may terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions. The agreement may also be terminated immediately upon the happening of certain extraordinary events. In the year ended December 31, 2007, ARI incurred costs under this agreement of $4.1 million in connection with railcars that were manufactured and delivered to customers during that period, and such amount is included under cost of goods sold on the statement of operations. The Company recognized revenue of $17.3 million related to railcars shipped under this agreement in 2007.
The Company has or had the following agreements with ARL:
Railcar Management Agreements
Under this agreement, the Company provided ARI First and ARI Third, subsidiaries of ARL, with marketing, leasing, administration, maintenance, record keeping and insurance services for railcars owned by ARI First and ARI Third. In exchange for these services, ARI First and ARI Third paid the Company a management fee, which totaled $2.0 million for the year ended December 31, 2005, which is included under railcar services revenue from affiliates on the statement of operations. This arrangement was terminated on July 1, 2005, when ARI assigned its management agreements for ARI First LLC and ARI Third LLC to ARL.
ACF Administration Agreement

The ACF Administration agreement was entered into with ACF and ARL. Under the agreement, ACF agreed to provide certain management services, which were required under the railcar management agreement with ARI First and ARI Third described above. Fees paid to ACF under this agreement were equal to the fees the Company charged to ARI First and Third under the railcar management agreement and totaled $2.0 million for the year ended December 31, 2005, which is included under railcar services cost on the statement of operations. This arrangement was terminated on April 1, 2005.
ARL Railcar Services Agreement
Under this agreement, ARL provided the Company with railcar services, which the Company was required to provide to ARI First and ARI Third under the railcar management agreement. The Company paid ARL an amount equal to the amounts paid to the Company by ARI First and ARI Third under the railcar management agreement, which, totaled $2.0 million for the year ended December 31, 2005 and is included under cost of goods sold on the statement of operations. This agreement was terminated on July 1, 2005.
ARL Railcar Servicing Agreement
Under this agreement, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. Revenue of $16.0 million, $18.6 million and $18.9 million, respectively, for the years ended December 31, 2007, 2006 and 2005, was recorded under this arrangement. These amounts are included under railcar services revenue from affiliates on the statement of operations. The agreement extends through June 30, 2008 and automatically renews for one-year periods unless either party provides at least six months prior notice of termination or if an agreement is reached to terminate the contract. Termination by the Company would result in a fee payable to ARL of $0.5 million. Profit margins on sales to related parties approximate the margins on sales to other large customers.
ARI has had a reduction in its scope of fleet management services revenue that it is providing to ARL. Since ARL split from ARI in 2005, ARL has and continues to reduce these services. This reduction has not affected the repair and maintenance services that ARI provides to ARL. The Company does not anticipate this reduction to have a material impact on its railcar services revenue.
ARL Services Agreement and ARI/ARL Separation Agreement
Under the Company’s services agreement with ARL, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by our Chief Executive Officer, which is further described later in this footnote. Under this agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based on an agreed upon fixed annual fee.
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
Total fees paid to ARL were $0.6 million, $2.0 million and $1.7 million, respectively, for the years ended December 31, 2007, 2006 and 2005. The Company did not bill ARL in the years ended December 31, 2007 or 2006 as no services were performed under this agreement for ARL. The Company billed ARL $0.2 million in the year ended December 31, 2005. The fees paid to ARL are included in selling, administrative and other costs on the statement of operations. Either party may terminate the current rent and building services, and the associated costs for these services, on at least six months prior notice or if an agreement is reached to terminate the contract.
Trademark License Agreement

Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI receives annual fees of $1,000 in exchange for this license.
ARL Sales Contracts
On March 31, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 tank railcars in 2007. The Company prior to this agreement had manufactured and sold railcars to ARL on a purchase order basis. The agreement also included options for ARL to purchase up to 300 hopper railcars in 2007, should additional capacity become available and not be called for by other rights of first refusal, and 1,000 tank railcars and 400 hopper railcars in 2008. The options to purchase 1,000 tank railcars and 400 hopper railcars in 2008 were exercised by ARL. ARL also exercised its option to purchase 71 hopper railcars in 2007. Revenue for these railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
On September 25, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 500 tank railcars in both 2008 and 2009.
Agreements with Other Affiliated Parties
During December 2004, ARI borrowed $7.0 million under a note payable to Arnos Corp., an affiliate of ARI. The note was interest bearing at prime plus 1.75% and was payable on demand. Interest expense on the note was $0.1 and $0.6 million, respectively, for the years ended December 31, 2006 and 2005. This note was paid off in full in connection with the initial public offering in January 2006.
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated in 2005 with a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in Investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $1.2 million and $1.5 million, respectively, at December 31, 2007 and December 31, 2006.
During May 2007, Castings made an equity contribution to Ohio Castings amounting to $1.0 million.
During April 2006, the Company’s Chairman and majority stockholder, Mr. Carl C. Icahn, contributed $0.3 million as a capital contribution to pay the weekly payroll and fringe benefits of the Marmaduke manufacturing facility. This was done to help bridge the gap until the Company received funds from its insurance policies to continue to pay full wages and benefits to all employees working for the tank railcar operations at Marmaduke, Arkansas that were temporarily shutdown as a result of the tornado that struck the facility as described in Note 21.
The Company leases certain facilities from an entity owned by its Chief Executive Officer. Expenses paid to related parties for these facilities were $0.9 million, $0.8 million and $0.8 million, respectively, for the years ended December 31, 2007, 2006 and 2005. These costs are included in costs of sales manufacturing as well as selling, administrative and other costs from affiliates on the consolidated statement of operations.
During June 2007, ARI, through a wholly-owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, LLC, to manufacture and sell railcar axles at a facility to be constructed by the joint venture. Operations are not expected to begin until late in 2008. Accordingly, no significant financial activity has occurred. See Note 9 for further information.
In July 2007, ARI, entered into an agreement with its joint venture, Axis, LLC, to purchase all of its requirements of railcar axles from a facility to be constructed by the joint venture. Operations are not expected to begin until late in 2008.

Financial Information for Transactions with Affiliates
As of December 31, 2007, amounts due from affiliates were $17.2 million in accounts receivable from ACF, Ohio Castings and ARL. As of December 31, 2006, amounts due from affiliates represented $9.6 million in accounts receivable from ACF, Ohio Castings and ARL.
As of December 31, 2007 and 2006, amounts due to affiliates included $2.9 million and $1.7 million, respectively, in accounts payable to ACF.
Cost of railcar manufacturing for the years ended December 31, 2007, 2006 and 2005 included $41.2 million, $37.1 million and $30.9 million, respectively, in railcar products produced by Ohio Castings. Expenses of $0.1 million and $2.8 million paid to Castings under a supply agreement are included in the cost of railcar manufacturing for the years ended December 31, 2006 and 2005, respectively.
Inventory at December 31, 2007 and 2006 includes $3.7 million and $4.1 million, respectively, of purchases from Ohio Castings. Approximately $0.5 million and $0.1 million of costs, respectively, were eliminated at December 31, 2007 and 2006 as it represented profit from a related party for inventory still on hand.
Note 20 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2007	Operations	Services	& all other	Eliminations	Totals

	(in thousands)

Revenues from external customers	$648,124	$50,003	$—	$—	$698,127
Intersegment revenues	981	509	—	(1,490)	—
Cost of goods sold — external customers	(568,023)	(41,040)	—	—	(609,063)
Cost of intersegment sales	(819)	(471)	—	1,290	—

Gross profit (loss)	80,263	9,001	—	(200)	89,064
Income related to insurance recoveries, net	—	—	—	—	—
Gain on asset conversion, net	—	—	—	—	—
Selling, administration and other	(7,667)	(2,123)	(17,589)	—	(27,379)

Earnings (loss) from operations	$72,596	$6,878	$(17,589)	$(200)	$61,685

Total assets	$320,313	$37,243	$296,828	$—	$654,384
Capital expenditures	53,518	2,017	3,832	—	59,367
Depreciation and amortization	12,121	1,803	841	—	14,765

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2006	Operations	Services	& all other	Eliminations	Totals

	(in thousands)

Revenues from external customers	$597,913	$48,139	$—	$—	$646,052
Intersegment revenues	1,854	1,362	—	(3,216)	—
Cost of goods sold — external customers	(537,344)	(38,020)	—	—	(575,364)
Cost of intersegment sales	(1,655)	(1,033)	—	2,688	—

Gross profit (loss)	60,768	10,448	—	(528)	70,688
Income related to insurance recoveries, net	9,946	—	—	—	9,946
Gain on asset conversion, net	4,323	—	—	—	4,323
Selling, administration and other	(5,990)	(1,845)	(20,564)	—	(28,399)

Earnings (loss) from operations	$69,047	$8,603	$(20,564)	$(528)	$56,558

Total assets	$255,169	$33,764	$49,993	$—	$338,926
Capital expenditures	43,415	1,318	183	—	44,916
Depreciation and amortization	8,747	1,905	149	—	10,801

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2005	Operations	Services	& all other	Eliminations	Totals

	(in thousands)

Revenues from external customers	$564,513	$43,647	$—	$—	$608,160
Intersegment revenues	1,762	2,474	—	(4,236)	—
Cost of goods sold — external customers	(518,063)	(38,041)	—	—	(556,104)
Cost of intersegment sales	(1,522)	(1,917)	—	3,439	—

Gross profit (loss)	46,690	6,163	—	(797)	52,056
Selling, administration and other	(5,502)	(1,981)	(17,871)	—	(25,354)

Earnings (loss) from operations	$41,188	$4,182	$(17,871)	$(797)	$26,702

Total assets	$185,652	$34,171	$48,757	$—	$268,580
Capital expenditures	21,693	686	462	—	22,841
Depreciation and amortization	4,773	2,011	23	—	6,807
Manufacturing Operations
Manufacturing revenues from affiliates were 20.1%, 7.7% and 7.8% of total consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively.
Manufacturing revenues from one unaffiliated significant customer totaled 51.6%, 40.6% and 20.1% of total consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively.
Manufacturing revenues from two significant customers were 71.7%, 48.8% and 32.5% of total consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively.
Manufacturing receivables from one affiliated significant customer were 31.3% of total consolidated accounts receivable at December 31, 2007. Manufacturing receivables from one unaffiliated significant customer were 10.0% of total consolidated accounts receivable at December 31, 2006. Manufacturing receivables from two significant customers were 51.2% and 18.7% of total consolidated accounts receivable at December 31, 2007 and 2006, respectively.
Railcar services
Railcar services revenues from affiliates were 2.3%, 2.9% and 3.4% of total consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively. No single railcar services customer accounted for more than 10% of total consolidated revenue for the years ended December 31, 2007, 2006 and 2005. No single railcar services customer accounted for more than 10% of total consolidated accounts receivable as of December 31, 2007 and 2006.
Note 21 — Marmaduke Storm Damage Insurance Claim (Income related to insurance recoveries)
On April 2, 2006, a tornado struck the Marmaduke, Arkansas area, causing damage to the company’s tank railcar manufacturing complex in Marmaduke, Arkansas. While the majority of the Marmaduke tank railcar complex suffered only minor damage, the portion of the factory that processed inbound material, equipment associated with material handling, plate steel blasting and sheet rolling as well as some inventory was destroyed by the storm. The tornado also destroyed an empty building that was nearing completion to receive inbound material and store inventory. The manufacturing complex was closed from April 2, 2006 through August 6, 2006 due to the storm. The Company recommenced operations at the manufacturing complex on August 7, 2006 when the repairs related to the tornado damage were substantially complete.
The Company was covered by property insurance covering damage to its property, as well as incremental costs and operating expenses it incurred due to damage caused by the tornado. In addition, the Company was covered by insurance for business interruption as a direct result of the insured damage. The Company’s deductibles on these policies were $0.1 million for property insurance and a $0.6 million business interruption insurance deductible.
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

Note 22 — Supplemental Cash Flow Information
ARI received interest income of $13.8 million, $1.5 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
ARI paid interest expense of $9.5 million, $3.8 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
ARI paid taxes of $20.4 million, $23.4 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
The 2005 financial statements reflect a reduction of New Preferred Stock of $29.6 million and a net non-cash effect of these transactions was a charge to additional paid-in-capital of $14.1 million related to the carve-out of ARL (see Note 1).
In January 2005, ARI exchanged the $165.0 million secured note with Mr. Carl C. Icahn to ARL in satisfaction of the $130.0 million note owed to ARL plus $35.0 million of common interest in ARL.
In the year ended December 31, 2007, the Company incurred stock based compensation expense of $1.9 million in connection with various grants of stock based compensation arrangements including restricted shares of common stock to the Company’s Chief Executive Officer, stock options and SARs (that settle in cash) to certain employees.
In the year ended December 31, 2006, the Company incurred stock based compensation expense of $5.7 million in connection with the initial public offering for the issuance of restricted shares of common stock to the Company’s

Chief Executive Officer. The Company’s stock option expense for the year ended December 31, 2006 was $2.4 million.
In January 2006, in connection with the initial public offering, the Company incurred compensation expense of $0.5 million related to a bonus for one of our senior officers that was paid in 2007.
During 2007 and 2006, the Board of Directors declared a common stock dividend each quarter of $0.03 per share to shareholders.
On January 1, 2007, ARI recorded a $1.6 million liability that was reclassed from a deferred tax liability account related to our unrecognized tax liability in accordance with FIN 48. See Note 12 for further discussion.
In November 2007, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of January 8, 2008 that was paid on January 18, 2008.
In December 2006, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of January 8, 2007 that was paid on January 19, 2007.
Note 23 — Stock Split
On December 23, 2005, ARI’s board of directors approved the reincorporation of ARI from Missouri to Delaware in connection with its initial public offering, which was completed on January 24, 2006 (see Note 15). To accomplish this reincorporation, the board approved a merger of ARI, immediately prior to the closing of the offering, with and into ARI’s wholly owned subsidiary, American Railcar Industries, Inc., a Delaware corporation incorporated on November 16, 2005 by ARI for this purpose. As a part of this merger, ARI exchanged all of its shares of common stock for shares of the subsidiary’s common stock on a 9,328.083-for-1 basis. In addition, ARI exchanged all of its new preferred stock for shares of the subsidiary’s new preferred stock on a 1-for-1 basis. The subsidiary survived the merger and was named American Railcar Industries, Inc. All references to common stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.
Note 24 — Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth	Year to
	quarter	quarter	quarter	quarter	Date

	(in thousands, except per share data)
2007
Sales	$187,343	$208,997	$139,891	$161,896	$698,127
Gross profit	27,981	25,691	15,972	19,420	89,064
Net earnings available to common shareholders	13,507	11,032	4,860	7,865	37,264
Net earnings per common share basic	$0.64	$0.52	$0.23	$0.37	$1.75
Net earnings per common share, diluted	$0.63	$0.52	$0.23	$0.37	$1.74

	First	Second	Third	Fourth	Year to
	quarter	quarter	quarter	quarter	Date

	(in thousands, except per share data)
2006
Sales	$178,729	$151,550	$150,454	$165,319	$646,052
Gross profit	20,260	17,985	15,725	16,718	70,688
Net earnings available to common shareholders	6,693	10,821	10,994	6,128	34,636
Net earnings per common share basic	$0.35	$0.51	$0.52	$0.29	$1.68
Net earnings per common share, diluted	$0.35	$0.51	$0.52	$0.29	$1.67
Note 25 — Subsequent Events
On February 19, 2008, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of March 21, 2008 that will be paid on April 4, 2008.
From January 8, 2008 to January 25, 2008, the Company purchased an aggregate of 1,530,000 shares of common stock of The Greenbrier Companies, Inc. (the “Shares”) in the open market for an aggregate cost of $27.9 million. The Company believes the Shares represent approximately 9.45% of the issued and outstanding common stock of The Greenbrier Companies, Inc. In addition to the Shares, the Company currently has long economic exposure to an aggregate of 400,000 shares of common stock of The Greenbrier Companies, Inc. through a number of agreements, commonly known as Total Return Swaps, with counterparties. These agreements provide that the profit or loss to the Company shall be based upon the increase or decrease, respectively, in the value of the shares, during the period from inception of the applicable agreement to its termination. The agreements provide that they settle in cash.
During February 2008, the Company and ARL mutually agreed upon terms and conditions upon which the rent and building services ARL provides to the Company would be extended. The Company leases its headquarters space from ARL pursuant to the rent and building services. A formal agreement extending the services, effective as of December 31, 2007, is expected to be executed by the parties before the end of February, 2008.
As previously reported, on June 29, 2007, the Company, through a wholly-owned subsidiary (the “ARI Member”), entered into an agreement with a partner to form a joint venture, Axis, LLC (“Axis”) to manufacture and sell railcar axles at a facility to be constructed by Axis. Axis was initially owned 50% by the ARI Member and 50% by the joint venture partner. In February, 2008, the ARI Member and its partner sold an aggregate of 12.5% of each of their ownership interests in Axis, or 25% of the total ownership interests in Axis, to two new partners, such that the ARI Member now holds a 37.5% ownership interest in Axis.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.
Item 9B: Other Information
Axle Manufacturing Joint Venture
As previously reported, on June 29, 2007, the Company, through a wholly-owned subsidiary (the “ARI Member”), entered into an agreement (the “Original Joint Venture Agreement”) with a partner to form a joint venture, Axis, LLC (“Axis”) to manufacture and sell railcar axles at a facility to be constructed by Axis.
On January 25, 2008, the parties amended and restated the Original Joint Venture Agreement (as so amended and restated, the “New Joint Venture Agreement”) to, among other things, clarify the procedures governing the admittance and requirements of new members, clarify the procedures governing the transfer of members’ interests and the withdrawal of members and to make certain technical and other revisions to the terms of the Original Joint Venture Agreement.
The above description of the New Joint Venture Agreement is qualified in its entirety by reference to the text of the agreement, a copy of which is attached hereto as Exhibit 10.51 and is incorporated herein by reference.
Axis was initially owned 50% by the ARI Member and 50% by the joint venture partner. In February 2008, the ARI Member and its partner sold an aggregate of 12.5% of each of their ownership interests in Axis, or 25% of the total ownership interests in Axis, to two new partners, such that the ARI Member now holds a 37.5% ownership interest in Axis.
ARI / ARL Rent and Building Services Extension Agreement
On February 22, 2008, the Company and American Railcar Leasing LLC (“ARL”) entered into an ARI / ARL Rent and Building Services Extension Agreement (the “Lease Extension Agreement”). ARL is controlled by Carl C. Icahn, the Company’s principal beneficial stockholder and the chairman of the Company’s board of directors. The Lease Extension Agreement, which is effective as of December 31, 2007, indefinitely extends the term of the rent and building services ARL provides to the Company under a Services Agreement dated as of April 1, 2005, as amended June 30, 2005, between the Company and ARL (the “Services Agreement”). In connection with the rent and building services under the Services Agreement, the Company pays a fee to ARL for use of the Company’s headquarters space, which comprises a portion of office space leased by ARL from a third party that is an affiliate of the Company’s President and Chief Executive Officer, Mr. James J. Unger. Under the terms of the Lease Extension Agreement, the agreement may be terminated by either party upon six months prior written notice or upon mutual agreement of the parties.
The above description of the Lease Extension Agreement is qualified in its entirety by reference to the text of the agreement, a copy of which is attached hereto as Exhibit 10.52 and is incorporated herein by reference. The Services Agreement was filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-130284) filed with the Securities and Exchange Commission on December 13, 2005 and an ARI / ARL Services Separation Agreement relating to the Services Agreement was filed as Exhibit 10.45 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007 and is incorporated herein by reference.
Base Salary Increases for Named Executive Officers
On December 21, 2007, the Compensation Committee of the Board of Directors of the Company approved a 4.0% increase in the base salaries of its named executive officers effective January 1, 2008. The following table sets forth the new base salaries of each of the Company’s named executive officers.

2008 Base Salary
Name and Principal Office	(effective January 1, 2008)

James J. Unger	$364,000
President and Chief Executive Officer
James A. Cowan	$312,000
Executive Vice President and Chief Operating Officer
William P. Benac	$260,000
Senior Vice President, Chief Financial Officer and Treasurer
Alan C. Lullman	$260,000
Senior Vice President Sales, Marketing and Services

PART III
Item 10: Directors, Executive Officers and Corporate Governance of the Registrant
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”).
Information relating to the Board of Directors’ determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2008 Proxy Statement. Information regarding the Company’s Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2008 Proxy Statement.
Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2008 Proxy Statement.
The Company has adopted a Code of Business Conduct and a Code of Ethics for Senior Financial Officers that applies to all of its directors, officers, and employees. The Code of Business Conduct and Code of Ethics for Senior Financial Officers are on the Company’s website at www.americanrailcar.com under the caption “Corporate Governance.”
Item 11: Executive Compensation
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company’s 2008 Proxy Statement.
Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s 2008 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in the Company’s 2008 Proxy Statement.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2008 Proxy Statement.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in the Company’s 2008 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Director Independence and Controlled Company Status” in the Company’s 2008 Proxy Statement.
Item 14: Principal Accountant Fees and Services
Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Fees Billed by Independent Registered Public Accounting Firm” in our 2008 Proxy Statement.

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

American Railcar Industries, Inc.
Date: February 22, 2008	By:	/s/ James J. Unger
		Name:	James J. Unger
		Title:	President and Chief Executive Officer

Signature	Title	Date

/s/ James J. Unger Name: James J. Unger	President and Chief Executive Officer (principal executive officer) and Director	February 22, 2008

/s/ William P. Benac Name: William P. Benac	Senior Vice President, Treasurer and Chief Financial Officer (principal financial officer)	February 22, 2008

/s/ Michael E. Vaughn Name: Michael E. Vaughn	Vice President and Controller (principal accounting officer)	February 22, 2008

/s/ Vincent J. Intrieri Name: Vincent J. Intrieri	Director	February 22, 2008

/s/ James Pontious Name: James Pontious	Director	February 22, 2008

/s/ James Laisure Name: James Laisure	Director	February 22, 2008

/s/ Brett Icahn Name: Brett Icahn	Director	February 22, 2008

/s/ Harold First Name: Harold First	Director	February 22, 2008

/s/ Hunter Gary Name: Hunter Gary	Director	February 22, 2008

Exhibit index

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between American Railcar Industries, Inc. (Missouri) and American Railcar Industries, Inc. (Delaware) (incorporated by reference to Exhibit 2.1 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

2.2	Stock Purchase Agreement dated March 24, 2006 between Steel Technologies, Inc. and ARI Acquisition Sub joined in by American Railcar Industries (incorporated by reference to Exhibit 2.2 to ARI’s Current Report on Form 8-K, filed with the SEC on March 28, 2006).

3.1	Certificate of Incorporation of American Railcar Industries, Inc. (incorporated by reference to Exhibit 3.1 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

3.2	Amended and Restated Bylaws of American Railcar Industries, Inc. (incorporated by reference to Exhibit 3.1 to ARI’s Current Report on Form 8-K, filed with the SEC on February 21, 2008).

3.3	Certificate of Ownership and Merger of American Railcar Industries, Inc. (Missouri) and American Railcar Industries, Inc. (Delaware) (incorporated by reference to Exhibit 3.3 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

4.1	Specimen Common Stock Certificate of American Railcar Industries, Inc. (incorporated by reference to Exhibit 4.1 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

4.2	Indenture (including the form of note), dated as of February 28, 2007 (incorporated by reference to Exhibit 4.2 to ARI’s Current Report on Form 8-K, filed with the SEC on March 1, 2007)

9.1	Voting Agreement dated as of December 8, 2005 by and between MODAL LLC and the Foundation for a Greater Opportunity (incorporated by reference to Exhibit 9.1 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.1	Asset Transfer Agreement dated as of October 1, 1994 by and among ACF Industries, Incorporated, American Railcar Industries, Inc. and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.2	License Agreement dated as of October 1, 1994 by and between ACF Industries, Incorporated and American Railcar Industries, Inc. as Licensee (incorporated by reference to Exhibit 10.2 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.3	License Agreement dated as of October 1, 1994 by and between American Railcar Industries, Inc. and ACF Industries, Incorporated as Licensee (incorporated by reference to Exhibit 10.3 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.4	Manufacturing Services Agreement dated as of October 1, 1994 between ACF Industries, Incorporated and American Railcar Industries, Inc., as ratified and amended on June 30, 2005 (incorporated by reference to Exhibit 10.4 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.5	Amended and Restated Railcar Servicing Agreement dated as of June 30, 2005 between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.5 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.6	Business Consultation Agreement for Human Resources Consultation between ACF Industries LLC and American Railcar Industries, Inc. dated April 1, 2005 (incorporated by reference to Exhibit 10.6 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.7	Business Consultation Agreement for Engineering Services between ACF Industries LLC and American Railcar Industries, Inc. dated April 1, 2005 (incorporated by reference to Exhibit 10.7 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.12	Amended and Restated Services Agreement dated as of June 30, 2005 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.12 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

Exhibit No.	Description of Exhibit

10.13	Indenture of Lease between St. Charles Properties and ACF Industries, Incorporated for the property located at Clark and Second Streets, St. Charles, MO, dated March 1, 2001 together with the Assignment and Assumption of Lease dated April 1, 2005 among ACF Industries LLC (as successor to ACF Industries, Incorporated), American Railcar Industries, Inc. and St. Charles Properties (incorporated by reference to Exhibit 10.13 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.18	Multi-Year Purchase and Sale Agreement dated as of July 29, 2005 between American Railcar Industries, Inc. and The CIT Group/Equipment Financing, Inc (incorporated by reference to Exhibit 10.18 to ARI’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on January 11, 2006).†

10.22	Assignment and Assumption, Novation and Release dated as of June 30, 2005 by and between ACF Industries Holding, Inc., American Railcar Industries, Inc., Gunderson Specialty Products, Inc., Gunderson, Inc., Castings, LLC, ASF-Keystone, Inc., Amsted Industries Incorporation and Ohio Castings Company, LLC (incorporated by reference to Exhibit 10.22 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.24	Redemption Agreement between American Railcar Industries, Inc. and Vegas Financial Corp. dated as of January 3, 2006. (incorporated by reference to Exhibit 10.24 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.25	Ohio Castings Company, LLC Amended and Restated Limited Liability Company Agreement, dated as of June 20, 2003 (incorporated by reference to Exhibit 10.25 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.26	Employment Agreement between American Railcar Industries, Inc. and James J. Unger, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.26 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.27	Letter Agreement between American Railcar Industries, Inc. and James J. Unger, dated as of November 18, 2005 (incorporated by reference to Exhibit 10.27 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.29	Employment Agreement between American Railcar Industries, Inc. and William P. Benac, dated as of July 20, 2005 (incorporated by reference to Exhibit 10.20 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.30	Amended and Restated Employment Agreement dated as of January 4, 2006 between American Railcar Industries, Inc. and James A. Cowan (incorporated by reference to Exhibit 10.30 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.31	Employee Benefit Plan Agreement dated as of December 1, 2005 between American Railcar Industries, Inc. and ACF Industries LLC (incorporated by reference to Exhibit 10.31 to ARI’s

Exhibit No.	Description of Exhibit

Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.32	Trademark License Agreement dated as of June 30, 2005 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.32 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.33	Summary Plan Description of Executive Survivor Insurance Plan Program of Insurance Benefits for Salaried Employees of American Railcar Industries, Inc (incorporated by reference to Exhibit 10.33 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.34	Supplemental Executive Retirement Plan of American Railcar Industries, Inc (incorporated by reference to Exhibit 10.34 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

10.35	Amended and Restated Loan and Security Agreement among American Railcar Industries, Inc., certain Lenders and North Fork Business Capital Corporation, as agent (incorporated by reference to Exhibit 10.35 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

10.36	American Railcar, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.36 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.37	Form of Option Agreement, as amended, under American Railcar Industries, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.37 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.38	American Railcar Industries, Inc. 2005 Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.39	Purchase and Sale Agreement dated March 31, 2006 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.39 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).†

10.40	First Amendment to Amended and Restated Loan and Security Agreement dated October 6, 2006 (incorporated by reference to Exhibit 10.40 to ARI’s Current Report on Form 8-K filed with the SEC on October 12, 2006).

10.41	Purchase and Sale Agreement dated September 19, 2006 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.41 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).†

10.42	Wheel Set Component and Finished Wheel Set Storage Agreement dated November 13, 2006 between ACF Industries LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.42 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).

10.43	Second Amendment to Amended and Restated Loan and Security Agreement dated as of February 12, 2007 (incorporated by reference to Exhibit 10.43 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on February 13, 2007).

10.44A	Registration Rights Agreement, dated February 28, 2007 (incorporated by reference to Exhibit 10.44 to ARI’s Current Report on Form 8-K, filed with the SEC on March 1, 2007).

Exhibit No.	Description of Exhibit

10.44B	Employment Agreement with Alan C. Lullman (incorporated by reference to Exhibit 10.44 to ARI’s Current Report on Form 8-K, filed with the SEC on March 30, 2007).

10.45	ARI/ARL Services Separation Agreement (incorporated by reference to Exhibit 10.45 to ARI’s Current Report on Form 8-K, filed with the SEC on April 5, 2007).

10.46	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.46 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2007).

10.47	Third Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.47 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 4, 2007).

10.48	ACF Manufacturing Agreement (incorporated by reference to Exhibit 10.48 to ARI’s Current Report on Form 8-K, filed with the SEC on May 22, 2007).

10.50	Guaranty Agreement (incorporated by reference to Exhibit 10.50 to ARI’s Current Report on Form 8-K, filed with the SEC on January 4, 2008).

10.51	Axis, LLC Amended and Restated Limited Liability Company Agreement, dated as of January 25, 2008.*

10.52	ARI / ARL Rent and Building Services Extension Agreement, dated as of February 22, 2008. *

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of American Railcar Industries, Inc.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer.*

32.1	Certification pursuant to 18U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission.