Form 10-Q
period 2008-03-31
American Railcar Industries, Inc./DE
filed 2008-05-12
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on May 5, 2008 was 21,302,296 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	March 31,	December 31,

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$275,942	$303,882
Short term investments — available-for-sale securities	40,576	—
Restricted cash	1,186	—
Unrealized gain on total return swap	3,135	—
Accounts receivable, net	48,364	33,523
Accounts receivable, due from affiliates	3,960	17,175
Inventories, net	97,743	93,475
Prepaid expenses	4,731	5,015
Deferred tax assets	1,317	1,610

Total current assets	476,954	454,680

Property, plant and equipment, net	185,257	175,166
Deferred debt issuance costs	3,814	3,977
Goodwill	7,169	7,169
Other assets	37	37
Investment in joint venture	12,184	13,355

Total assets	$685,415	$654,384

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$8
Accounts payable	59,002	47,903
Accounts payable, due to affiliates	2,250	2,867
Accrued expenses and taxes	8,427	5,729
Accrued compensation	9,580	10,379
Accrued interest expense	1,751	6,907
Accrued dividends	639	639

Total current liabilities	81,649	74,432

Senior unsecured notes	275,000	275,000
Deferred tax liability	11,821	5,690
Pension and post-retirement liabilities	6,652	6,572
Other liabilities	1,985	1,702

Total liabilities	377,107	363,396

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 shares issued and outstanding at March 31, 2008 and December 31, 2007	213	213
Additional paid-in capital	239,809	239,621
Retained earnings	60,698	51,314
Accumulated other comprehensive income (loss)	7,588	(160)

Total stockholders’ equity	308,308	290,988

Total liabilities and stockholders’ equity	$685,415	$654,384

See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	March 31,	March 31,

	2008	2007

Revenues:
Manufacturing operations (including revenues from affiliates of $34,689 and $16,018 for the three months ended March 31, 2008 and 2007, respectively)	$170,784	$175,127

Railcar services (including revenues from affiliates of $4,053 and $3,934 for the three months ended March 31, 2008 and 2007, respectively)	13,265	12,216

Total revenues	184,049	187,343

Cost of goods sold:
Manufacturing operations	(150,890)	(149,439)
Railcar services	(10,867)	(9,923)

Total cost of goods sold	(161,757)	(159,362)
Gross profit	22,292	27,981

Selling, administrative and other (including costs related to affiliates of $151 both for the three months ended March 31, 2008 and 2007)	(6,841)	(6,703)

Earnings from operations	15,451	21,278

Interest income	2,557	1,881
Interest expense	(5,043)	(1,938)
Other income	3,199	—
Earnings from joint venture	304	227

Earnings before income tax expense	16,468	21,448
Income tax expense	(6,340)	(7,941)

Net earnings available to common shareholders	$10,128	$13,507

Net earnings per common share — basic	$0.48	$0.64
Net earnings per common share — diluted	$0.48	$0.63
Weighted average common shares outstanding — basic	21,302	21,220
Weighted average common shares outstanding — diluted	21,302	21,310

Dividends declared per common share	$0.03	$0.03
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended
	March 31,	March 31,

	2008	2007

Operating activities:
Net earnings	$10,128	$13,507
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,652	3,364
Amortization of deferred costs	203	87
Loss on disposal of property, plant and equipment	1	22
Other income from unrealized gain on derivatives	(3,135)	—
Stock based compensation	293	632
Excess tax benefits from stock option exercises	—	(10)
Change in joint venture investment as a result of earnings	(304)	(227)
Provision (benefit) for deferred income taxes	1,571	(1,990)
Change in accounts receivable provision	11	(79)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,851)	(5,326)
Accounts receivable, due from affiliate	13,215	(350)
Inventories, net	(4,268)	(7,647)
Prepaid expenses	284	701
Accounts payable	11,099	4,725
Accounts payable, due to affiliate	(617)	38
Accrued expenses and taxes	(3,272)	9,981
Other	(138)	1,769

Net cash provided by operating activities	14,872	19,197

Investing activities:
Purchases of property, plant and equipment	(14,766)	(7,558)
Purchases of short term investments — available-for-sale securities	(27,857)	—
Repayment of note receivable from affiliate (Ohio Castings Company, LLC)	165	—
Restricted cash	(1,186)	—
Investment in joint venture	(356)	—
Sale of investment in joint venture	1,875	—

Net cash used in investing activities	(42,125)	(7,558)

Financing activities:
Common stock dividends	(639)	(636)
Decrease in amounts due to affiliates	—	(4)
Proceeds from stock option exercises	—	576
Excess tax benefits from stock option exercises	—	10
Proceeds from issuance of senior unsecured notes, gross	—	275,000
Offering costs — senior unsecured notes issuance	—	(4,013)
Finance fees related to credit facility	(40)	(40)
Repayment of debt	(8)	(21)

Net cash provided by (used in) financing activities	(687)	270,872

Increase (decrease) in cash and cash equivalents	(27,940)	282,511
Cash and cash equivalents at beginning of period	303,882	40,922

Cash and cash equivalents at end of period	$275,942	$323,433

See notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2008 and 2007
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. and subsidiaries (collectively the “Company” or “ARI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Balance Sheet as of December 31, 2007 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report attached on Form 10-K for the year ended December 31, 2007. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
Note 1 — Description of the Business
The condensed consolidated financial statements of the Company include the accounts of American Railcar Industries, Inc. and its wholly owned subsidiaries. Through its subsidiary, Castings, LLC (“Castings”), the Company has a one-third ownership interest in Ohio Castings Company, LLC (“Ohio Castings”), a limited liability company formed to produce steel railcar parts, such as sideframes, bolsters, couplers and yokes, for use or sale by the ownership group. Through its subsidiary, ARI Component Venture LLC, the Company has a 37.5% ownership interest in Axis, LLC (“Axis”), a limited liability company formed to produce railcar axles, for use or sale by the ownership group. Through its subsidiary, ARI Longtrain LLC (“Longtrain”), the Company holds various investments. All intercompany transactions and balances have been eliminated.
ARI manufactures railcars, custom designed railcar parts for industrial companies and railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by selected customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.5% and 0.3%, respectively, of total consolidated revenues for the three months ended March 31, 2008 and 2007. Canadian assets were 0.2% of total consolidated assets as of both March 31, 2008 and December 31, 2007.
Note 2 — Accounting Policies and Recent Accounting Pronouncements
Short term investments
Investments in equity securities are classified as available-for-sale based upon whether we intend to hold the investment for the foreseeable future. Available-for-sale securities are carried at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders’ equity and when sold are reclassified out of stockholders’ equity to the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities is based on specific identification.
Restricted cash
Restricted cash consists of restricted cash relating to derivatives held on deposit.
Derivative assets

The company has entered into derivative contracts, specifically total return swap contracts. As required, the Company accounts for these derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (FAS 138). These pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. As of March 31, 2008, the Company did not use hedge accounting and accordingly, all unrealized gains and losses are reflected in our condensed consolidated statements of operations.
Recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (or FAS 158). FAS 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the Plans) as an asset or liability in the 2006 year end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. FAS 158 also requires the Company to measure the funded status of the Plans as of the year end balance sheet date not later than December 31, 2008. The Company adopted a portion of this standard as required at December 31, 2006. The Company adopted the other portion of this standard, related to the measurement of the funded status at year end, during the first quarter of 2008 and recorded a $0.1 million decrease to retained earnings.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its condensed consolidated financial position and condensed consolidated results of operations.
Note 3 — Short Term Investments – Available-for-Sale Securities
During January 2008, a wholly owned subsidiary of the Company purchased an aggregate of 1,530,000 shares of common stock of The Greenbrier Companies, Inc. (“Greenbrier”) in the open market for a total of $27.9 million. The Company believes that these shares represent approximately 9.45% of the issued and outstanding common stock of Greenbrier. This investment was made with the intention to enter into discussions regarding a possible business combination of the Company and Greenbrier.
This investment has been classified as a short term investment available-for-sale security in accordance with FAS 115 as the Company does not intend on holding this investment long term and has classified this as available-for-sale due to the fact that the Company has held the stock since it was purchased in January 2008 and has not been an active trader of the stock.
As of March 31, 2008, the market price of the common stock of Greenbrier was $26.52 per share, which resulted in the investment value of $40.6 million as of that date. The resulting unrealized gain of $12.7 million was recognized as accumulated other comprehensive income within stockholder’s equity, net of deferred taxes.
Note 4 — Unrealized Gain on Derivatives – Total Return Swaps and Restricted Cash
During January 2008, the Company entered into total return swap agreements covering a total of 400,000 shares of common stock of Greenbrier. The total notional amount of these swap agreements was approximately $7.4 million, which represents the fair market value of the referenced shares at the time the Company entered into the agreements.
These agreements provide that the Company is entitled to receive or obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the referenced shares, during the period from inception of the applicable agreement to its expiration or, in accordance with the terms of such agreement, earlier settlement. In addition, at the time of an agreement’s expiration or, in accordance with the terms of such agreement, earlier settlement, the Company is entitled to receive other payments based on dividend and other distributions made by Greenbrier in respect of the referenced shares during the specified time frame.
The agreements provide for cash settlement, and the Company does not own or have any right to acquire, vote, or direct the vote of, the shares referenced by the swap agreements. At the time of an agreement’s expiration or, in accordance with the terms of such agreement, earlier settlement, the Company is also required to pay to its counterparty a floating rate equal to the product of the notional amount times the monthly London Interbank Offered Rate (LIBOR) plus 0.25%, which averaged approximately 3.5% during the first quarter of 2008. The Company paid no other amounts to enter into these agreements.
The Company accounts for these swap agreements as derivatives with any resulting unrealized gain included in other income with a derivative asset on the balance sheet or any resulting unrealized loss accounted for as other loss with a derivative liability on the balance sheet. For the quarter ended March 31, 2008, the Company’s other income included $3.1 million of unrealized gain relating to these swap agreements.
These swap arrangements require that the Company’s subsidiary maintain a cash deposit with the counterparty based upon a percentage of the swap contracts’ notional value at the time of inception, which is adjusted to reflect any associated unrealized gain. As of March 31, 2008, the Company’s subsidiary had a $1.2 million of such deposits, reported as restricted cash to meet this requirement.
Note 5 — Fair Value Measurements
The Company adopted SFAS No. 157 Fair Value Measurements (SFAS No. 157) on January 1, 2008, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
•	Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS No. 157, the Company does not adjust the quoted price for these investments, even in situations where they hold a large position and a sale could reasonably impact the quoted price.
•	Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•	Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. ARI’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
The following table summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of March 31, 2008 (in thousands).

	Level 1	Level 2	Level 3	Total

Assets
Short Term Securities	$40,576	$—	$—	$40,576
Unrealized Gains on Derivative Contracts	—	3,135	—	3,135

	$40,576	$3,135	$—	$43,711

Note 6 — Financial Instruments and Off-Balance-Sheet Risk
We have entered into total return swap contracts that involve an exchange of cash flows based on a commitment to pay a variable rate of interest in exchange for a market-linked return based on a notional amount. The market-linked return includes the total return of a security or index.
Note 7 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Raw materials	$52,096	$52,322
Work-in-process	20,891	19,835
Finished products	26,755	24,023

Total inventories	99,742	96,180
Less reserves	(1,999)	(2,705)

Total inventories, net	$97,743	$93,475

Note 8 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment.

	March 31,	December 31,
	2008	2007

Property, plant and equipment
Buildings	$120,822	$117,899
Machinery and equipment	134,920	113,415

	255,742	231,314
Less accumulated depreciation	(91,443)	(86,907)

Net property, plant and equipment	164,299	144,407
Land	3,306	3,306
Construction in process	17,652	27,453

Total property, plant and equipment	$185,257	$175,166

Depreciation Expense
Depreciation expense for the three months ended March 31, 2008 and 2007 was $4.7 million and $3.4 million, respectively.
Capitalized Interest
In conjunction with the Senior Unsecured Fixed Rate Notes offering described in Note 13, the Company began recording capitalized interest on certain property, plant and equipment capital projects. The amount of interest capitalized as of March 31, 2008 and December 31, 2007 was $1.8 million and $1.4 million, respectively.
Note 9 — Goodwill
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill and other intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its carrying value. The Company adopted this standard upon the acquisition of Custom Steel in 2006, which resulted in goodwill of $7.2 million.
The Company performs the goodwill impairment test required by SFAS No. 142 as of March 1 of each year. The valuation uses a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the 2008 annual impairment tests related to the goodwill generated from the Custom Steel acquisition.
Note 10 — Investment in Joint Venture – Ohio Castings
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
The carrying amount of the investment in Ohio Castings by Castings was $6.1 million and $5.8 million, respectively, at March 31, 2008 and December 31, 2007.
The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio as further discussed in Note 16. The value of the guarantee, which was $0.03 million at March 31, 2008, has been recorded by the Company in accordance with FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including

Indirect Guarantees of Indebtedness of Others.
See Note 21 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary results of operations for Ohio Castings, the investee company, are as follows:

	Three months ended
	March 31, 2008	March 31, 2007
	(in thousands)
Sales	$22,380	$21,880

Earnings from operations	1,521	620

Net earnings	$1,542	$688

Note 11 — Investment in Joint Venture – Axis, LLC
In June 2007, ARI, through a wholly owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles at a facility to be constructed by the joint venture. The joint venture was initially owned 50% by both partners. The executive committee of the joint venture is comprised of one representative from each of the initial partners. Each representative has equal voting rights and equal decision-making rights for operational and strategic decisions of the joint venture. Construction of the joint venture’s manufacturing facility has begun and the facility is expected to be operational by the end of 2008. During February 2008, two new partners purchased an equal equity interest in Axis from each of the initial partners. ARI’s interest in Axis, after giving effect to the new partners, was 37.5%. As of March 31, 2008, the executive committee of the joint venture continued to consist of one representative from each of the initial partners.
Operations have not begun for Axis, as the joint venture is in the construction and development phase of the facility. The net loss incurred by Axis for the three months ended March 31, 2008 includes $0.1 million of interest expense related to Axis’ borrowings under its credit agreement. The carrying amount of the investment in Axis was $5.7 million and $7.5 million at March 31, 2008 and December 31, 2007, respectively.
Summary results of operations for Axis are as follows:

Three months ended
March 31, 2008
(in thousands)
Sales	$—

Loss from operations	(150)

Net loss	$(296)

The Company uses the equity method to account for its investment in Axis. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue. Advances and distributions are charged and credited directly to the investment account.
The Company, along with the other initial partner of Axis, has guaranteed a credit agreement entered into by Axis, during December 2007, as further discussed in Note 16. The value of the guarantee, which was $0.2 million at March 31, 2008, has been recorded by the Company in accordance with FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.
The risk of loss to the Company is limited to its investment in the Axis and a portion of Axis’ debt, which the

Company has guaranteed.
Note 12 — Warranties
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
As a result of experiencing lower claims than expected in 2007, ARI reduced its estimated warranty liability for its railcar manufacturing facilities. The change in the Company’s warranty reserve, which is reflected on the condensed consolidated balance sheet in accrued expenses and taxes, is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Liability, beginning of period	$2,503	$1,753
Provision for new warranties issued	249	546
Reduction of estimated warranty liability	(592)	—
Warranty claims	(109)	(300)

Liability, end of period	$2,051	$1,999

Note 13 — Long-Term Debt
Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Revolving line of credit	$—	$—
Senior unsecured notes	275,000	275,000
Other	—	8

Total long-term debt, including current portion	$275,000	$275,008
Less current portion of debt	—	8

Total long-term debt, net of current portion	$275,000	$275,000

Revolving Line of Credit
The Company has an Amended and Restated Credit Agreement in place, providing for the terms of the Company’s revolving credit facility with North Fork Business Capital Corporation, now known as Capital One Leverage Finance Corporation, as administrative agent for various lenders. The Company had no borrowings outstanding as of March 31, 2008 and has had no borrowings outstanding under this revolving credit facility since its inception in January 2006. The note bears interest at various rates based on LIBOR or prime.
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
Debt covenants related to the Company’s coverage ratio and the Company’s leverage ratio do not require compliance unless the Company’s excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days). Under this circumstance, the Company’s coverage ratio must not be less than 1.2 to 1.0 on a quarterly and annual basis. Under this circumstance and if the Company has incurred debt during the quarter, the leverage ratio must not be greater than 4.0 to 1.0 on a quarterly and annual basis. At March 31, 2008, the Company had $87.9 million of availability under the revolving credit facility.
The Company was not required to calculate the leverage ratio or the adjusted fixed charge coverage ratio as of March 31, 2008, as its excess availability was greater than $30.0 million and there were no other circumstances that required either of these two ratios to be tested as of that date. The Company has declared quarterly dividends of $0.03 per common share since its initial public offering in January 2006 including the first quarter of 2008, and none of those declarations have breached any covenants in the revolving credit agreement.
Mortgage Note
The Company had a mortgage note outstanding at December 31, 2007 that was paid off in January 2008.
Senior Unsecured Fixed Rate Notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007. The fair value of these notes was approximately $242.0 million at March 31, 2008.
The notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the notes is payable semi-annually in arrears on March 1 and September 1. The terms of the notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These covenants become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. The Company was in compliance with all of its covenants under the notes as of March 31, 2008.
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
Note 14 — Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2007, the Company had unrecognized tax benefits of $1.5 million, of which $1.4 million, if reversed, would impact the effective tax rate. The Company released net interest of $0.1 million into the effective rate for 2007. As of March 31, 2008, the Company’s unrecognized tax benefits remained unchanged at $1.5 million. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months but it is reasonably possible that it could change by a range of zero to $0.5 million.
During 2007, the Internal Revenue Service completed an examination of the Company’s 2004 and 2005 federal income tax returns.
The statute of limitations on the Company’s 2004, 2005, 2006 and 2007 federal income tax returns will expire on September 15, 2008, 2009, 2010 and 2011, respectively. The Company’s state income tax returns for the 2002 through 2007 tax years remain subject to examination by various state authorities with the latest closing period on November 15, 2011. The Company is currently not under examination by any state authority for income tax purposes and no statutes of limitations for state income tax filings have been extended. The Company’s foreign subsidiary’s income tax returns for the 2003 through 2007 tax years remain subject to examination by the Canadian tax authority. The foreign subsidiary is currently not under examination and no statutes of limitations have been extended.
Note 15 — Employee Benefit Plans
The Company is the sponsor of two defined benefit pension plans that cover certain employees at designated repair facilities. One plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second plan, which covers only certain of the Company’s union employees, is active and benefits continue to accrue thereunder. The assets of all funded plans are held by independent trustees and consist primarily of equity and fixed income securities. The Company is also the sponsor of an unfunded, non-qualified supplemental executive retirement plan (SERP) in which several of its employees are participants. The SERP is frozen and no additional benefits are accruing thereunder.
The Company also provides postretirement healthcare and life insurance benefits for certain of its salaried and hourly retired employees. Employees may become eligible for healthcare benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.
As required under FAS 158, the Company has changed its measurement date from October 1 to December 31. For 2007, we used a valuation date of October 1. For 2008, the Company will change its valuation date to December 31. ARI chose to use the valuation performed as of October 1, 2007 and apply it over the fifteen months from October 2007 through December 2008 as permitted under FAS 158. The net periodic benefit cost for both the pension plans and the postretirement plan was recognized by allocating three months of the cost to retained earnings and recognizing the remaining twelve months of expense over the course of 2008. Thus, during the first quarter of 2008, the Company recognized a $0.1 million decrease to retained earnings as a result of implementing the measurement date provisions under FAS 158.
The Company recorded total expenses relating to these plans of $0.2 million both in the three months ended March 31, 2008 and 2007. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Service cost	$74	$60
Interest cost	254	241
Expected return on plan assets	(272)	(240)
Amortization of unrecognized net gain	43	51
Amortization of unrecognized prior service cost	4	—

Net periodic benefit cost recognized	$103	$112

	Postretirement
	Benefits
	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Service cost	$15	$32
Interest cost	58	75
Amortization of prior service cost	5	5
Amortization of loss	(12)	12

Net periodic benefit cost recognized	$66	$124

The Company also maintains a qualified defined contribution plan, which provides benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million for both the three months ended March 31, 2008 and 2007.
Note 16 — Commitments and Contingencies
In connection with the Company’s investment in Ohio Castings, ARI has a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $4.3 million was outstanding as of March 31, 2008. ARI also has a guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.2 million was outstanding as of March 31, 2008. The two other partners of Ohio Castings have made identical guarantees of these obligations.
One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the first to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of March 31, 2008, Axis had approximately $12.6 million outstanding under the credit agreement. The Company’s guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture has made an identical guarantee relating to this credit agreement.
The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse affect on the Company. ARI is involved in investigation and remediation activities at properties that it now owns or leases to address historical contamination and potential contamination by third parties. The Company is also involved with state agencies in the cleanup of two sites under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to ARI in 1994 by ACF Industries LLC (“ACF”), an affiliate of Mr. Carl Icahn, and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues.

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
ARI is a party to collective bargaining agreements with labor unions at its Longview, Texas repair facility, its North Kansas City, Missouri repair facility and at its Longview, Texas steel foundry and components manufacturing facility. These agreements expire in January 2010, September 2010, and April 2011, respectively. ARI is also party to a collective bargaining agreement at its idled Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provide that the contract would remain in effect under the old terms until terminated by either party with 60 days notice.
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
The Company entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at its railcar production facilities. The agreements have terms of two and three years respectively with a minimum purchase volume requirement over the life of the contract. The Company has agreed to purchase a combined total of $64.9 million over the life of these two contracts. In 2008 and 2009, ARI expects to purchase $25.4 million and $1.9 million, respectively, under these agreements.
In 2005, ARI entered into supply agreements with a supplier for two types of steel plate. The agreements are for five years and are cancelable by either party, with proper notice after two years. The agreement commits ARI to buy a percentage of its production needs from this supplier at prices that fluctuate with market conditions.
In 2006, ARI entered into an agreement with two parties, including one of the members of the Ohio Castings joint venture and an affiliate of one of the members of the Ohio Castings joint venture, to purchase a minimum of 60% of certain of our railcar component requirements for the years 2007, 2008 and 2009.
Note 17 — Comprehensive Income
The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Net earnings	$10,128	$13,507

Unrealized gain on available for sale securities	12,718	—
Foreign currency translation adjustment	(76)	7

Comprehensive income	$22,770	$13,514

Note 18 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2008		2007
Weighted average basic common shares outstanding	21,302,296		21,220,302
Dilutive effect of employee stock options	—	(1)(2)	89,937	(2)

Weighted average diluted common shares outstanding	21,302,296		21,310,239

(1)	Stock options to purchase 390,353 shares of common stock granted during the first quarter of 2006 were not included in the calculation for diluted earnings per share for the three months ended March 31, 2008. These options would have resulted in an antidilutive effect to the earnings per share calculation.

(2)	Stock options to purchase 75,000 shares of common stock granted during the second quarter of 2006 were not included in the calculation for diluted earnings per share for the three months ended March 31, 2008 and 2007. These options would have resulted in an antidilutive effect to the earnings per share calculation.
Note 19 — Stock-Based Compensation
The requirements of SFAS No. 123(R) and all related regulations became effective for the Company on January 19, 2006 in connection with the initial public offering and the 2005 equity incentive plan, as amended (the “2005 Plan”). Stock-based compensation granted pursuant to the requirements of SFAS No. 123(R) are expensed on a graded vesting method over the vesting period of the option. The Company accounts for grants of stock-based compensation under the recognition and measurement principles of SFAS No. 123(R), and its related provisions.
The following table presents the amounts for stock-based compensation expense incurred by ARI and the corresponding line items on the statement of operations that they are classified within:

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)

Stock-based compensation expense:
Cost of goods sold: manufacturing operations	$37	$21
Cost of goods sold: railcar services	5	—
Selling, administrative and other	251	611

Total Stock-based compensation expense	$293	$632

Net income for the three months ended March 31, 2008 and 2007 includes $0.1 and $0.2 million, respectively, of income tax benefits related to the Company’s stock-based compensation arrangements.
Stock Options
The Company recognized $0.2 million and $0.3 million, respectively, of compensation expense during the three months ended March 31, 2008 and 2007 related to 559,876 stock option grants made during 2006 under the 2005 Plan. The Company recognized income tax benefits related to stock options of $0.1 million both during the three months ended March 31, 2008 and 2007.
The following is a summary of option activity under the 2005 plan for January 1, 2008 through March 31, 2008:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2008	465,353	$23.37		$8.21

Outstanding at the end of the period, March 31, 2008	465,353	$23.37	33 months	$8.21	$—	(1)

Exercisable at the end of the period, March 31, 2008	228,726	$21.00	33 months	$7.28	$—	(1)

(1)	Options to purchase 465,353 shares, of which 228,726 are exercisable, of the Company’s common stock have exercise prices that are above market price, based on the closing market price of $20.33 for a share of the Company’s common stock on the last business day of the three months ended March 31, 2008.
As of March 31, 2008, unrecognized compensation costs related to the unvested portion of stock options were $0.6 million and are expected to be recognized over a weighted average period of 16 months.
As of March 31, 2008, an aggregate of 440,124 shares were available for issuance in connection with future grants under the 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.
Restricted Stock Award
During 2006, the Company issued 285,714 restricted shares of the Company’s common stock to its Chief Executive Officer. This restricted stock grant became fully vested in January 2007. All shares under this grant are now transferable without contractual restrictions.
The Company recognized zero and $0.3 million, respectively, of compensation expense during the three months ended March 31, 2008 and 2007, for this restricted stock grant. The Company recognized zero and $0.1 million of income tax benefits in the three months ended March 31, 2008 and 2007, respectively, for this restricted stock grant.
Stock Appreciation Rights
In April 2007, the Compensation Committee of the Board of Directors of the Company granted awards of stock appreciation rights (“SARs”) to certain employees pursuant to the 2005 Plan.

The Committee granted an aggregate of 273,800 SARs. The SARs will be settled in cash and have an exercise price of $29.49, which was the closing price of the Company’s common stock on the date of grant. The SARs will vest in 25% increments on the first, second, third and fourth anniversaries of the grant date. The SARs have a term of seven years.
The Company determined its compensation expense for these SARs as of March 31, 2008 using a Black-Scholes calculation based on the following assumptions: stock volatility average of 33.9%; an expected life ranging from 3.0 years to 4.5 years; risk free interest rates of 1.80% and 2.51%; dividend yield of 0.4% and a 2.0% forfeiture rate. As there was not adequate history with the stock prices of the Company at the time of the grant, the stock volatility rate was determined using historical volatility rates for several other similar companies within the railcar industry. The expected life range of 3.0 years to 4.5 years represents the use of the simplified method prescribed by the SEC in SAB 107 and SAB 110, which uses the average of the vesting period and expiration period of each group of SARs that vest equally over a four year period. The interest rate used was the three year and five year government Treasury – Bill rate on the date of valuation. Dividend yield was determined using the historical dividend rate of the Company. The forfeiture rate used was based on a Company estimate of expected forfeitures over the contractual life of the SARs.
The Company recognized $0.1 million and zero, respectively, of compensation expense during the three months ended March 31, 2008 and 2007 related to stock appreciation rights granted under the 2005 Plan. The Company recognized income tax benefits related to stock appreciation rights of $0.04 million and zero, respectively, during the three months ended March 31, 2008 and 2007.
The following is a summary of SARs activity under the 2005 plan for January 1, 2008 through March 31, 2008:

			Weighted
	Stock	Weighted	Average	Weighted	Aggregate
	Appreciation	Average	Remaining	Average	Intrinsic
	Rights	Exercise	Contractual	Fair Value	Value
	(SARs)	Price	Life	of SARs	($000)

Outstanding at the beginning of the period, January 1, 2008	273,800	$29.49

Outstanding at the end of the period, March 31, 2008	273,800	$29.49	6 years	$3.07	$—	(1)

Exercisable at the end of the period, March 31, 2008	—

(1)	Stock appreciation rights with an exercise price of $29.49 have no intrinsic value based on the closing market price of $20.33 for a share of the Company’s common stock on the last business day of the quarter ended March 31, 2008.
As of March 31, 2008, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $0.4 million and were expected to be recognized over a period of 3 years.
Note 20 — Common Stock and Dividends on Common Stock
During each quarter since its initial public offering in January 2006, the Board of Directors of the Company declared and paid cash dividends of $0.03 per share of common stock of the Company to shareholders of record as of a given date.
Note 21 — Related Party Transactions

The Company has the following agreements with ACF:
Effective December 1, 2005, ARI entered into an agreement with ACF which released ARI from all employee benefit reimbursement obligations under the 1994 Asset Transfer Agreement in exchange for ARI assuming sponsorship and all obligations of the Shipper’s Car Line Pension Plan, including obligations related to ACF participants in the Plan. The Shipper’s Car Line Pension Plan had an unfunded liability of $4.0 million at the time of the transfer, which became the obligation of ARI.
Manufacturing services agreement
Under a manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended March 31, 2008 and 2007, ARI purchased inventory of $4.7 million and $13.4 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
Supply Agreement
Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement was $0.05 million and zero, respectively, for the three months ended March 31, 2008 and 2007. Profit margins on sales to related parties approximate the margins on sales to other large customers.
Inventory Storage Agreements
In 2006, ARI entered into two inventory storage agreements with ACF to store designated inventory that ARI had purchased under its manufacturing services agreement with ACF at ACF’s facility. Under this agreement, ACF holds the inventory at its facility in segregated locations until such time that the inventory is shipped to ARI.
Wheel Set Agreements
In 2006, ARI entered into an agreement that provided for ARI to procure, purchase and own the raw material components for wheel sets. These wheel set components are those that are being used in the assembly of wheel sets for ARI under the ARI/ACF manufacturing services agreement. Under the manufacturing services agreement with ACF, which remains unchanged, ARI will continue to pay ACF for its services, specifically labor and overhead, in assembling the wheel sets.
Railcar Manufacturing Agreement
In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which the Company agreed to purchase certain of its requirements for tank railcars from ACF. Under the terms of the manufacturing agreement, ARI agreed to purchase at least 1,400 tank railcars from ACF with delivery expected to be completed by March 31, 2009. The profit realized by ARI upon sale of the tank railcars to its customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, ARI has and will continue to pay ACF half the profits realized. The term of the agreement is for five years. Either party may terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions. The agreement may also be terminated immediately upon the happening of certain extraordinary events. In the three months ended March 31, 2008 and 2007, ARI incurred costs under this agreement of $3.8 million and zero, respectively, in connection with railcars that were manufactured and delivered to customers during that period, and such amount is included under cost of goods sold on the condensed consolidated statement of operations. The Company recognized revenue of $18.9 million and zero, respectively, related to railcars shipped under this agreement in the three months ended March 31, 2008 and 2007.

The Company has the following agreements with ARL:
Railcar Servicing Agreement and Fleet Services Agreement
Under a railcar servicing agreement entered into in 2005, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. For the three months ended March 31, 2007, revenue of $3.9 million was recorded under this arrangement. This amount is included under railcar services revenue from affiliates on the statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
Effective as of January 1, 2008, the Company entered into a new fleet services agreement with ARL, which replaced the April 2005 railcar servicing agreement described above. The new agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the new agreement, the Company continues to provide railcar repair and maintenance services to ARL at a charge for labor, components and materials. The Company currently provides such repair and maintenance services for approximately 21,700 railcars for ARL. The new agreement extends through December 31, 2010, and is automatically renewable for additional one year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate the new agreement. For the three months ended March 31, 2008, revenue of $4.1 million was recorded under this agreement. Profit margins on sales to related parties approximate the margins on sales to other large customers.
Services Agreement, Separation Agreement and Rent and Building Services Extension Agreement
Under the Company’s services agreement with ARL, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by our Chief Executive Officer, which is further described later in this footnote. Under this agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based on an agreed upon a fixed annual fee.
On March 30, 2007, ARI and ARL agreed, pursuant to a separation agreement, to terminate, effective December 31, 2006, all services provided to ARL by the Company under the services agreement described above. Additionally, the separation agreement provided that all services provided to the Company by ARL under the services agreement would be terminated except for rent and building services. Under the separation agreement, ARL agreed to waive the six month notice requirement for termination required by the services agreement.
In February 2008, ARI and ARL agreed, pursuant to an extension agreement, that effective December 31, 2007, all rent and building services would continue unless otherwise terminated by either party upon six months prior notice or by mutual agreement between the parties.
Total fees paid to ARL under these agreements were $0.2 million for both the three months ended March 31, 2008 and 2007. The Company did not bill ARL in the three months ended March 31, 2008 or 2007 as no services were performed under these agreements for ARL. The fees paid to ARL are included in selling, administrative and other costs related to affiliates on the statement of operations.
Trademark License Agreement
Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI receives annual fees of $1,000 in exchange for this license.

ARL Sales Contracts
In March 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 railcars in 2007. The agreement also included an option that ARL purchase up to 300 railcars in 2007 and 1,400 railcars in 2008. ARL exercised the option to purchase 71 railcars in 2007 and the option to purchase 1,400 railcars in 2008. Revenue for these railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
In September 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 500 railcars in both 2008 and 2009.
The Company has the following agreements with other affiliated parties:
Ohio Castings has a loan outstanding under a promissory note, which is due in November 2008. The note bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in Investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $1.0 million and $1.2 million, respectively, at March 31, 2008 and December 31, 2007.
In connection with the Company’s investment in Ohio Castings, ARI has a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $4.3 million was outstanding as of March 31, 2008. ARI also has a guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.2 million was outstanding as of March 31, 2008. The two other partners of Ohio Castings have made identical guarantees of these obligations.
One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the first to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of March 31, 2008, Axis had approximately $12.6 million outstanding under the credit agreement. The Company’s guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture has made an identical guarantee relating to this credit agreement.
The Company leases certain facilities from an entity owned by its Chief Executive Officer. Expenses paid to related parties for these facilities were $0.2 million for both the three months ended March 31, 2008 and 2007.
In July 2007, ARI, entered into an agreement with its joint venture, Axis, LLC, to purchase all of its requirements of railcar axles from a facility to be constructed by the joint venture. Operations are not expected to begin until late in 2008.
Financial Information for Transactions with Affiliates
As of March 31, 2008, amounts due from affiliates were $4.0 million in accounts receivable from ACF, Ohio Castings and ARL. As of December 31, 2007, amounts due from affiliates represented $17.2 million in receivables from ACF, Ohio Castings and ARL.
As of March 31, 2008 and December 31, 2007, amounts due to affiliates included $2.3 million and $2.9 million, respectively, in accounts payable to ACF and Ohio Castings.
Cost of railcar manufacturing for the three months ended March 31, 2008 and 2007 included $33.1 million and $14.0 million, respectively, in railcar products produced by Ohio Castings.

Inventory at March 31, 2008 and December 31, 2007 includes $6.2 million and $4.1 million, respectively, of purchases from Ohio Castings. $0.7 million and $0.5 million of costs, respectively, were eliminated at March 31, 2008 and December 31, 2007 as it represented profit from a related party for inventory still on hand.
Note 22 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended	Manufacturing	Railcar	Corporate
March 31, 2008	Operations	Services	& all other	Eliminations	Totals

	(in thousands)
Revenues from external customers	$170,784	$13,265	$—	$—	$184,049
Intersegment revenues	152	38	—	(190)	—
Cost of goods sold — external customers	(150,890)	(10,867)	—	—	(161,757)
Cost of intersegment sales	(121)	(31)	—	152	—

Gross profit	19,925	2,405	—	(38)	22,292
Selling, administrative and other	(1,963)	(494)	(4,384)	—	(6,841)

Earnings (loss) from operations	$17,962	$1,911	$(4,384)	$(38)	$15,451

For the Three Months Ended	Manufacturing	Railcar	Corporate
March 31, 2007	Operations	Services	& all other	Eliminations	Totals

	(in thousands)
Revenues from external customers	$175,127	$12,216	$—	$—	$187,343
Intersegment revenues	269	125	—	(394)	—
Cost of goods sold — external customers	(149,439)	(9,923)	—	—	(159,362)
Cost of intersegment sales	(239)	(119)	—	358	—

Gross profit	25,718	2,299	—	(36)	27,981
Selling, administrative and other	(1,804)	(553)	(4,346)	—	(6,703)

Earnings (loss) from operations	$23,914	$1,746	$(4,346)	$(36)	$21,278

	Manufacturing	Railcar	Corporate
As of	Operations	Services	& all other	Eliminations	Totals

	(in thousands)
March 31, 2008
Total assets	$336,185	$34,525	$314,705	$—	$685,415
December 31, 2007
Total assets	$320,313	$37,243	$296,828	$—	$654,384
Manufacturing Operations
Manufacturing revenues from affiliates were 18.8% and 8.6% of total consolidated revenues for the three months ended March 31, 2008 and 2007, respectively.
Manufacturing revenues from one unaffiliated significant customer totaled 41.1% and 57.2% of total consolidated revenues for the three months ended March 31, 2008 and 2007, respectively.

Manufacturing revenues from two significant customers were 59.9% and 65.8% of total consolidated revenues for the three months ended March 31, 2008 and 2007, respectively.
Manufacturing receivables from one significant customer were 29.6% and 31.3% of total consolidated accounts receivable at March 31, 2008 and December 31, 2007, respectively. Manufacturing receivables from two significant customers were 37.1% and 51.2% of total consolidated accounts receivable at March 31, 2008 and December 31, 2007, respectively.
Railcar services
Railcar services revenues from affiliates were 2.2% and 2.1% of total consolidated revenues for the three months ended March 31, 2008 and 2007, respectively. No single services customer accounted for more than 10% of total consolidated revenue for the three months ended March 31, 2008 and 2007. No single services customer accounted for more than 10% of total consolidated accounts receivable as of March 31, 2008 and December 31, 2007.
Note 23 — Supplemental Cash Flow Information
ARI received interest income of $2.6 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively.
ARI paid interest expense of $10.4 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.
ARI paid taxes of $1.6 and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.
On January 1, 2007, ARI recorded a $1.6 million liability that was reclassed from a deferred tax liability account related to our unrecognized tax liability in accordance with FIN 48.
In February 2008, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of March 21, 2008 that was paid on April 4, 2008.
In February 2007, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of March 22, 2007 that was paid on April 6, 2007.
During the three months ended March 31, 2008, the Company recorded an unrealized gain on its short term investments of $12.7 million, which was recorded to accumulated other comprehensive income within stockholders equity, net of taxes.
Note 24 — Subsequent Events
On April 28, 2008, the Compensation Committee of the Board of Directors of the Company granted awards of Stock Appreciation Rights (SARs) to certain Company employees pursuant to the Company’s 2005 Plan. The Committee granted an aggregate of 271,700 SARs. The SARs will be settled in cash and have an exercise price of $20.88, which was the closing price of the Company’s common stock on the date of grant. 196,450 SARs vest equally in 25% increments on the first, second, third and fourth anniversaries of the grant date. 75,250 SARs vest equally in 25% increments on the first, second, third and fourth anniversaries of the grant date, but only if the closing price of the Company’s common stock achieves a specified price target during the preceding calendar year for twenty trading days during any sixty day trading day period. If the Company’s common stock does not achieve the specified price target during any such calendar year, the applicable portion of these performance-based SARs will not vest. Each holder must further remain employed by the Company through each anniversary of the grant date in order to vest in the corresponding number of SARs. The SARs have a term of seven years.
In May 2008, the Board of Directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of June 27, 2008 that will be paid on July 11, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, financial position or performance to be materially different from any future results, financial position or performance expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, including without limitation:

•	the cyclical nature of our business and adverse economic and market conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and the potential for any of those significant customers to become a credit risk;

•	risks associated with the conversion of our railcar backlog into revenues, including pricing and cancellation provisions in some contracts we have with our customers;

•	the highly competitive nature of our industry;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing and our ability to maintain relationships with our suppliers of railcar components and raw materials;

•	the risk of damage to our primary railcar manufacturing facilities or equipment in Paragould or Marmaduke, Arkansas;

•	the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;

•	risks associated with our capital expenditure projects, and those of joint ventures in which we are involved, including, without limitation:
o	construction delays;

o	unexpected costs;

o	other risks typically associated with the construction of new manufacturing facilities;
•	our dependence on our key personnel and the risk that we may lose skilled, trained, qualified production and management employees in relation to production slowdowns or any other significant factor that could cause us to lose these employees;

•	risks associated with our changing business including, without limitation:
o	potential for labor shortages

o	the need to implement improvements to our infrastructure to accommodate growth or changing market conditions; and

o	risks and costs associated with those improvements;
•	the difficulties of integrating any businesses we might acquire with our own;

•	the uncertainty of acceptance of our new railcar offerings by our customers or that our new offerings may not be initially profitable, if at all;

•	the cost of complying with environmental and health and safety laws and regulations;

•	the costs associated with complying with various regulations associated with being a public company;

•	our joint ventures, including our Ohio Castings and Axis, LLC (“Axis”) joint ventures, and those that we may enter into with future joint venture partners, and our relationships with our partners in those joint ventures may not be successful

•	our relationship with Mr. Carl Icahn (our principal beneficial stockholder and the chairman of our board of directors) and his affiliates as a purchaser of our products, supplier of components to us and as a provider of significant managerial support;

•	potential failure by ACF Industries LLC (“ACF”), an affiliate of Mr. Carl Icahn, to honor its indemnification obligations to us;

•	potential risk of increased unionization of our workforce;

•	our ability to manage our pension costs;

•	potential significant warranty claims;

•	covenants in our revolving credit facility, as amended, our unsecured senior notes and other agreements as they presently exist, governing our indebtedness that limit our management’s discretion in the operation of our businesses;

•	substantial indebtedness resulting from our outstanding notes could adversely affect our operations and financial results and prevent us from fulfilling our obligations;

•	our ability to incur substantially more debt could further exacerbate the risks associated with our substantial indebtedness;

•	we may not be able to generate sufficient cash flow to service all of our obligations, including our obligations relating to the unsecured senior notes;

•	we may not be able to protect our intellectual property and prevent its improper use by third parties;

•	our products could infringe the intellectual property rights of others, which could lead to litigation and potential significant damages;

•	we may incur increased insurance claims and expenses, which could adversely affect profitability;

•	our failure to comply with agency regulations could adversely affect our financial results;

•	the railroad industry could consolidate further, which could adversely affect our operations;

•	we could experience a reduction in the availability of energy supplies or an increase in energy costs;

•	we may be required to reduce the value of our inventory, long-lived assets and/or goodwill according to generally accepted accounting principles;

•	our stock price is subject to volatility;

•	our stock price could fluctuate as a result of sales by Mr. Carl Icahn or any other significant stockholder;

•	Mr. Carl Icahn exerts significant influence over us and his interest may conflict with the interest of our other stockholders;

•	we are not subject to all the NASDAQ corporate governance requirements due to our “controlled company” status; and

•	we could be limited in our ability to pay dividends.
Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk factors” in our Annual Report on Form 10-K filed on February 22, 2008 (the “Annual Report”) and in Part II- Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. We qualify all of our forward-looking statements by these cautionary statements.
OVERVIEW
We are a leading North American manufacturer of hopper and tank railcars. We also repair and refurbish railcars, provide fleet management services and design and manufacture certain railcar and industrial components. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.
We operate in two segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing and railcar and industrial component manufacturing. Railcar services consist of railcar repair and refurbishment services and fleet management services.
We increased tank railcar shipments in the first quarter of 2008 as a result of our new flexible railcar manufacturing plant, which began operating and shipping railcars in the fourth quarter of 2007, as well as increased shipments of tank railcars under our manufacturing agreement with ACF. ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder and the chairman of our board of directors.
Our railcar manufacturing facilities are operating well and have generated significant labor efficiencies. However, these efficiencies were offset by lower shipments and selling prices for our hopper railcars due to a weakness in demand and increased competition.
RESULTS OF OPERATIONS
Three Months ended March 31, 2008 compared to Three Months ended March 31, 2007
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	March 31,	March 31,

	2008	2007

Revenues:
Manufacturing Operations	92.8%	93.5%
Railcar services	7.2%	6.5%

Total revenues	100.0%	100.0%
Cost of goods sold:
Cost of manufacturing	(82.0%)	(79.8%)
Cost of railcar services	(5.9%)	(5.3%)

Total cost of goods sold	(87.9%)	(85.1%)
Gross profit	12.1%	14.9%
Selling, administrative and other	(3.7%)	(3.6%)

Earnings from operations	8.4%	11.3%
Interest income	1.4%	1.0%
Interest expense	(2.8%)	(1.0%)
Other income	1.7%	0.0%
Earnings (loss) from joint venture	0.2%	0.1%

Earnings before income tax expense	8.9%	11.4%
Income tax expense	(3.4%)	(4.2%)

Net earnings	5.5%	7.2%

Our net earnings available to common stockholders for the three months ended March 31, 2008 were $10.1 million, compared to $13.5 million for the three months ended March 31, 2007, representing a decrease of $3.4 million. The primary factors for the $3.4 million decrease in earnings were a decrease in gross profit in our manufacturing operations and an increase in net interest expense partially offset by an unrealized gain on our total return swap agreements of $3.1 million.
Revenues
Our revenues for the three months ended March 31, 2008 decreased 1.8% to $184.0 million from $187.3 million in the three months ended March 31, 2007. This decrease was primarily due to decreased revenues for our manufacturing operations, partially offset by a modest increase for our railcar services.
Our manufacturing operations revenues for the three months ended March 31, 2008 decreased 2.5% to $170.8 million from $175.1 million for the three months ended March 31, 2007. The primary reason for the decrease in revenue was due to lower selling prices for our hopper railcars in 2008 compared to 2007 as well as a volume decrease for hopper railcars shipped in 2008 compared to 2007. This was partially offset by increased tank railcar shipments from the new flexible railcar manufacturing plant, along with railcars shipped under our ACF manufacturing agreement. During the three months ended March 31, 2008, we shipped a total of 1,902 railcars compared to 1,921 railcars in the same period of 2007.
For the three months ended March 31, 2008, our manufacturing operations included $34.7 million, or 18.8% of our total consolidated revenues, from transactions with affiliates, compared to $16.0 million, or 8.6% of our total consolidated revenues in the three months ended March 31, 2007. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl Icahn.
Our railcar services revenues in the three months ended March 31, 2008 increased to $13.3 million compared to the $12.2 million of revenue for the three months ended March 31, 2007. The increase was due to a higher volume of work at our repair facilities in 2008 compared to 2007. For the first quarter of 2008, our railcar services revenues included $4.1 million, or 2.2% of our total consolidated revenues, from transactions with affiliates, compared to $3.9 million, or 2.1% of our total revenues, in the first quarter of 2007.

Gross Profit
Our gross profit decreased to $22.3 million in the three months ended March 31, 2008 from $28.0 million in the three months ended March 31, 2007. Our gross profit margin decreased to 12.1% in the first quarter of 2008 from 14.9% in the first quarter of 2007, primarily driven by a decrease in our gross profit margins experienced in our manufacturing operations.
Our gross profit margin for our manufacturing operations was 11.6% in the three months ended March 31, 2008, a decrease from 14.7% in the three months ended March 31, 2007. This decrease was primarily attributable to lower shipments and lower selling prices on hopper railcars during 2008 compared to 2007 due to a competitive hopper railcar market. Partially offsetting this were an increase in profits due to higher shipments of tank railcars during the first quarter of 2008. Also contributing to profits for 2008 were good labor efficiencies and overhead cost control at most of our manufacturing locations.
Our gross profit margin for our railcar services operations decreased to 18.1% in the three months ended March 31, 2008 from 18.8% in the three months ended March 31, 2007 primarily due to a change in the mix of services provided.
Selling, Administrative and Other Expenses
Our selling, administrative and other expenses increased by $0.1 million in the first quarter of 2008, to $6.8 million from $6.7 million in the first quarter of 2007. These selling, administrative and other expenses, which include stock-based compensation, were 3.7% of total consolidated revenues in the three months ended March 31, 2008 as compared to 3.5% of total consolidated revenues in the three months ended March 31, 2007.
The increase of $0.1 million was primarily attributable to an increase of $0.4 million of selling administrative and other costs including legal costs, information technology costs and increased depreciation expense partially offset by a stock-based compensation expense decrease of $0.3 million (as described below).
Our stock-based compensation expense for the three months ended March 31, 2008 was $0.3 million. This expense is attributable to stock options we granted in 2006 and to stock appreciation rights (SARs), which settle in cash, granted in 2007. This is compared to stock-based compensation expense of $0.6 million for the three months ended March 31, 2007, which included $0.3 million in connection with the expense related to restricted stock granted in conjunction with our initial public offering.
Interest Expense and Income
Net interest expense for the three months ended March 31, 2008 was $2.4 million, representing $5.0 million of interest expense and $2.6 million of interest income, as compared to $0.1 million of net interest expense for the three months ended March 31, 2007, representing $2.0 million of interest expense and $1.9 million of interest income.
Our interest expense increased $3.0 million from the first quarter of 2007 to the first quarter of 2008. On February 28, 2007, we sold $275.0 million of unsecured senior notes due 2014, which added $5.2 million of interest expense in the first quarter of 2008 compared to $1.9 million of interest expense in the first quarter of 2007, both prior to capitalized interest deductions.
Our interest income increased $0.7 million from the first quarter of 2007 to the first quarter of 2008. The increase in interest income was primarily attributable to the investment of the net proceeds we received in connection with our sale of our unsecured senior notes and the investment of cash generated from operations.
Other income
During January 2008, we entered into total return swap agreements referencing a total of 400,000 shares of common stock of Greenbrier. We account for these swap agreements as derivatives with any resulting unrealized gain accounted for in other income with a derivative asset on the balance sheet or any resulting unrealized loss accounted for as other loss with a derivative liability on the balance sheet. For the quarter ended March 31, 2008, our other income included $3.1 million of unrealized gain relating to these swap agreements.
Income Taxes
Our income tax expense for the three months ended March 31, 2008 was $6.3 million or 38.5% of our earnings before income taxes, as compared to $7.9 million for the three months ended March 31, 2007, or 37.0% of our earnings before income taxes. The major reason for the increase in the quarterly rate is due to an increase in our estimated effective tax rate for 2008 compared to 2007. The increase in our overall effective tax rate is primarily due to a decrease in certain favorable permanent differences and a decrease in the Domestic Production Activities Deduction.
BACKLOG
Our backlog consists of orders for railcars. We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Our total backlog as of March 31, 2008 and December 31, 2007 was $833.4 million and $966.5 million, respectively. We estimate that approximately 62.7% of our March 31, 2008 backlog will be converted to revenues by the end of 2008. Included in the railcar backlog at March 31, 2008 was $229.6 million of railcars to be sold to our affiliate, ARL, which is controlled by Mr. Carl Icahn. Customer orders may be subject to cancellation, customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog.

Railcar backlog at January 1, 2008	11,929
New railcars delivered	1,902
New railcar orders	50

Railcar backlog at March 31, 2008	10,077

Estimated railcar backlog value at end of period (in thousands) [1]	$833,410

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in certain customer contracts.
Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered, however, our backlog is not necessarily indicative of our future results of operations. Our backlog includes commitments under multi-year purchase and sale agreements. Under these agreements, the customers have agreed to buy a minimum number of railcars from us in each of the contract years, and typically may choose to satisfy their purchase obligations from among a variety of railcars described in the agreements. The agreements may also permit a customer to reduce its purchase commitments, or pricing for those commitments, under certain competitive conditions. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all, nor can we guarantee that the actual revenue from these orders will equal our reported backlog estimates or that our future revenue efforts will be successful.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the three months ended March 31, 2008 was cash generated from operations as well as the cash we have from the senior unsecured notes we sold in February 2007. As of March 31, 2008, we had working capital of $395.3 million, including $275.9 million of cash and cash equivalents. We also have a $100.0 million revolving credit facility with North Fork Business Capital Corporation, now known as Capital One Leverage Finance Corporation, as administrative agent for various lenders. This facility is described in further detail in Note

13 of our condensed consolidated financial statement, and provides for relief from certain financial covenants described in that Note so long as we maintain excess availability of at least $30.0 million. At March 31, 2008, we had no borrowings outstanding under this facility and $87.9 million of availability based upon the amount of our eligible accounts receivable and inventory (and without regard to any financial covenants).
In February 2007, we issued $275.0 million of senior unsecured notes that are due in 2014. The offering resulted in net proceeds to us of $270.7 million. The terms of the notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These limitations become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. As of March 31, 2008, we were in compliance with all of our covenants under the notes.
During January 2008, our wholly owned subsidiary purchased an aggregate of 1,530,000 shares of common stock of Greenbrier in the open market for a total of $27.9 million. We believe these shares represent approximately 9.45% of the issued and outstanding common stock of Greenbrier. As of March 31, 2008, these shares were valued at $26.52 per share, based on the closing price of such stock on the New York Stock Exchange on such date, which made the aggregate fair value of our investment $40.6 million as of such date. The unrealized gain of $12.7 million has been included in accumulated other comprehensive income within stockholders’ equity, net of deferred taxes.
We currently have long economic exposure to an aggregate of 400,000 shares of common stock of Greenbrier through a number of agreements with counterparties, commonly known as total return swaps. These agreements provide that we are entitled to receive or obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the referenced shares, during the period from inception of the applicable agreement to its expiration or, in accordance with the terms of such agreement, earlier settlement. In addition, at the time of an agreement’s expiration or, in accordance with the terms of such agreement, earlier settlement, we are entitled to receive other payments based on dividend and other distributions made by Greenbrier in respect of the referenced shares during the specified time frame. At the time of an agreement’s expiration or, in accordance with the terms of such agreement, earlier settlement, we are also required to pay to our counterparty a floating rate equal to the product of the notional amount times the monthly London Interbank Offered Rate (LIBOR) plus 0.25%. We are accounting for these swap agreements as derivatives with any resulting unrealized gain included in other income with a derivative asset on the balance sheet and any resulting unrealized loss accounted for as other loss with a derivative liability on the balance sheet. For the quarter ended March 31, 2008, our other income included $3.1 million of unrealized gain relating to these swap agreements.
These swap arrangements require that our subsidiary maintain a cash deposit with the counterparty based upon a percentage of the swap contracts’ notional value at the time of inception, which is adjusted to reflect any associated unrealized gain. As of March 31, 2008, our subsidiary had $1.2 million of such deposits, reported as restricted cash, to meet this requirement.
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31:

2008
(in thousands)
Net cash provided by (used in):
Operating activities	$14,872
Investing activities	(42,125)
Financing activities	(687)

Decrease in cash and cash equivalents	$(27,940)

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
Our net cash provided by operating activities for the three months ended March 31, 2008 was $14.9 million. Net earnings of $10.1 million were impacted by non-cash items including but not limited to: other income of $3.1 million related to derivative gains, depreciation expense of $4.7 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current liabilities included an increase in total accounts payable of $10.5 million. Cash used in operating activities attributable to changes in our current assets and liabilities included a $1.6 million increase in total accounts receivable, an increase in inventory of $4.3 million and a decrease in accrued expenses and taxes of $3.3 million.
The increase in total accounts payable relates to increased inventory levels as well as timing of payments made around December 31, 2007 and March 31, 2008. The increase in total accounts receivable was primarily due to timing of sales and cash receipts around December 31, 2007 and March 31, 2008. However, all significant customers continue to pay within their terms. The increase in inventory levels was primarily driven by continued increased capacity from our new flexible railcar manufacturing plant and the wheel and axle assembly shop that both recently came online. The decrease in accrued expenses and taxes was primarily due to payments made in the first quarter of 2008 including an interest payment made on our senior unsecured notes and bonus payments made for our fiscal year 2007 bonus, both partially offset by accrued interest expense on our notes and accrued taxes for an estimated payment to be made in April 2008.
Net Cash Used In Investing Activities
Net cash used in investing activities was $42.1 million for the three months ended March 31, 2008, including $14.8 million of capital expenditures for the purchase of property, plant and equipment and $27.9 million of purchases of short term investments of available-for-sale securities. The capital expenditures were for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.” The purchases of short term investments relate to the initial purchase of the 1,530,000 shares of Greenbrier common stock that we purchased in January 2008.
Net Cash Used In Financing Activities
Net cash used in financing activities was $0.7 million for the three months ended March 31, 2008. This was primarily the dividend payment made by us in the first quarter of 2008.
Capital Expenditures
We continuously evaluate facility requirements based on our strategic plans, production requirements and market demand and may elect to change our level of capital investments in the future. These investments are all based on an analysis of the rates of return and impact on our profitability. We are pursuing opportunities to reduce our costs through continued vertical integration of component parts. From time to time, we may expand our business, domestically or abroad, by acquiring other businesses or pursuing other strategic growth opportunities including, without limitation, joint ventures.
Capital expenditures for the three months ended March 31, 2008 were $14.8 million. Of these expenses, $1.4 million were for expansion purposes, $5.2 million were for cost reduction purposes and $8.2 million were for necessary maintenance, repairs and improvements of existing assets or facilities.
Construction on the new Marmaduke flexible railcar manufacturing facility, which is capable of producing a variety of railcar types, is complete. The plant shipped its first railcar in the fourth quarter of 2007 and is expected to ramp up to capacity rates by the fourth quarter of 2008. Additionally, we completed our wheel and axle assembly shop at our Paragould complex and it was in production during the first quarter of 2008.
We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs,

improve production efficiencies, maintain our equipment and to otherwise complement and expand our business.
For 2008, our current capital expenditure plans include approximately $65.0 million of projects and investments that we expect will maintain equipment, expand capacity, improve efficiencies or reduce costs, as well as investments in potential joint ventures during 2008. These capital expenditure plans include expenditures to further integrate our supply chain, ongoing maintenance capital expenses and various capital expenditures related to 2007 projects that have carried over into 2008. The amount set forth above is an estimate only. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
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
Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our indenture and our revolving credit facility, as amended, and any other indebtedness. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. Certain risks, trends and uncertainties may adversely affect our long-term liquidity.
Dividends
During each quarter since our initial public offering in January 2006, our Board of Directors has declared and paid cash dividends of $0.03 per share of our common stock.
We intend to pay cash dividends on our common stock in the future. However, our debt covenants contain limitations and restrictions on our ability to declare and pay dividends. Moreover, our declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition and other factors our board of directors considers relevant. Accordingly, we may not pay dividends in any given amount in the future, or at all.
Contingencies and Contractual Obligations
Refer to the status of contingencies in Note 16 to the condensed consolidated financial statements. Our contractual obligations were basically unchanged from the information disclosed in our Annual Report, except for normal operations since that time.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report, for the fiscal year ended December 31, 2007. Except as set forth below, there have been no material changes to the critical accounting policies or estimates during the three months ended March 31, 2008.
Classification of Investments
We currently apply the regulations under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. This was done in conjunction with the investment in Greenbrier securities. SFAS 115 requires companies to classify their investment securities as held to maturity, available-for-sale or trading. We have classified the Greenbrier securities that we have invested in as available-for-sale as described in Note 3 in our condensed consolidated financial statements.
Accounting for Derivatives

We have entered into derivative contracts representing total return swaps on Greenbrier securities. Any change in fair value of these derivatives, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, is recognized in current period earnings.
Valuation of Investments
We adopted SFAS No. 157 (as defined below) as of January 1, 2008, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework, which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
The fair value of our investments are based on observable market prices when available. Securities we own that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable general partner. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
•	Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS No. 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

•	Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments, which are generally included in this category, include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•	Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except for the following, there has been no material change in our market risks since December 31, 2007.
We hold investments that are reported at fair value as of the reporting date, which include Greenbrier securities we own and Greenbrier total return swap derivatives, as reported on our condensed consolidated balance sheets. The carrying values of investments subject to equity price risks are based on quoted market prices of the security and referenced security as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the settlement of an investment or an investment in a derivative may significantly differ from the reported market value. Fluctuation in the market price of a security or a derivative referenced to a security may result from perceived changes in the economic characteristics of the issuer of the security or referenced security, the relative price of alternative investments and general market conditions.
Based on the balance as of March 31, 2008, we estimate that in the event of a 10% decline in fair value of the Greenbrier common stock, the fair value of our investment would decrease by $4.1 million. Based on the balance as of March 31, 2008, we estimate that in the event of a 10% decline in fair value of the securities referenced by our derivatives, the fair value of our derivatives would decrease by $1.1 million. The selected hypothetical change does not reflect what may be considered best or worst case scenarios. Indeed, results could differ materially due to the nature of equity markets.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments since the filing of our Annual Report.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report.
ITEM 5. OTHER INFORMATION
In February 2008 we entered into a new fleet services agreement with ARL, effective as of January 1, 2008, which replaced our April 2005 railcar servicing agreement with ARL. The new agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the new agreement, we continue to provide railcar repair and maintenance services to ARL at a charge for labor, components and materials. We currently provide such repair and maintenance services for approximately 21,700 railcars for ARL. The new agreement extends through December 31, 2010, and is automatically renewable for additional one year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if we elect to terminate the new agreement.

ITEM 6. EXHIBITS

Exhibit
No.	Description of Exhibit
10.53	Fleet Services Agreement with American Railcar Leasing, LLC, dated as of February 26, 2008. * †

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date: May 9, 2008	By: /s/ James J. Unger

James J. Unger, President and Chief Executive Officer

By: /s/ William P. Benac

William P. Benac, Senior Vice-President, Chief Financial
Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
10.53	Fleet Services Agreement with American Railcar Leasing, LLC, dated as of February 26, 2008. * †

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission.