Form 10-Q
period 2008-06-30
American Railcar Industries, Inc./DE
filed 2008-08-08
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on August 5, 2008 was 21,302,296 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$258,131	$303,882
Short term investments — available-for-sale securities	26,176	—
Restricted cash	3,105	—
Unrealized gain on total return swap	619	—
Accounts receivable, net	45,997	33,523
Accounts receivable, due from affiliates	21,423	17,175
Inventories, net	113,146	93,475
Prepaid expenses	4,488	5,015
Deferred tax assets	1,204	1,610

Total current assets	474,289	454,680

Property, plant and equipment, net	189,531	175,166
Deferred debt issuance costs	3,611	3,977
Goodwill	7,169	7,169
Other assets	37	37
Investment in joint venture	12,266	13,355

Total assets	$686,903	$654,384

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$8
Accounts payable	65,326	47,903
Accounts payable, due to affiliates	4,088	2,867
Accrued expenses and taxes	2,224	5,729
Accrued compensation	10,004	10,379
Accrued interest expense	6,906	6,907
Accrued dividends	639	639

Total current liabilities	89,187	74,432

Senior unsecured notes	275,000	275,000
Deferred tax liability	6,869	5,690
Pension and post-retirement liabilities	6,497	6,572
Other liabilities	1,907	1,702

Total liabilities	379,460	363,396

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 shares issued and outstanding at June 30, 2008 and December 31, 2007	213	213
Additional paid-in capital	239,530	239,621
Retained earnings	66,291	51,314
Accumulated other comprehensive income (loss)	1,409	(160)

Total stockholders’ equity	307,443	290,988

Total liabilities and stockholders’ equity	$686,903	$654,384

See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2008	2007

Revenues:
Manufacturing operations (including revenues from affiliates of $53,756 and $29,906 for the three months ended June 30, 2008 and 2007, respectively)	$190,863	$195,714

Railcar services (including revenues from affiliates of $4,172 and $4,399 for the three months ended June 30, 2008 and 2007, respectively)	13,619	13,283

Total revenues	204,482	208,997

Cost of revenue:
Manufacturing operations	(173,152)	(172,699)
Railcar services	(10,718)	(10,607)

Total cost of revenue	(183,870)	(183,306)
Gross profit	20,612	25,691

Selling, administrative and other (including costs related to affiliates of $152 both for the three months ended June 30, 2008 and 2007)	(6,153)	(7,346)

Earnings from operations	14,459	18,345

Interest income	1,705	4,179
Interest expense	(5,048)	(5,380)
Other loss	(1,463)	—
Earnings from joint venture	96	389

Earnings before income tax expense	9,749	17,533
Income tax expense	(3,517)	(6,501)

Net earnings available to common shareholders	$6,232	$11,032

Net earnings per common share — basic	$0.29	$0.52
Net earnings per common share — diluted	$0.29	$0.52
Weighted average common shares outstanding — basic	21,302	21,270
Weighted average common shares outstanding — diluted	21,302	21,396

Dividends declared per common share	$0.03	$0.03
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2008	2007

Revenues:
Manufacturing operations (including revenues from affiliates of $88,445 and $45,924 for the six months ended June 30, 2008 and 2007, respectively)	$361,647	$370,841

Railcar services (including revenues from affiliates of $8,225 and $8,333 for the six months ended June 30, 2008 and 2007, respectively)	26,884	25,499

Total revenues	388,531	396,340

Cost of revenue:
Manufacturing operations	(324,042)	(322,138)
Railcar services	(21,585)	(20,530)

Total cost of revenue	(345,627)	(342,668)
Gross profit	42,904	53,672

Selling, administrative and other (including costs related to affiliates of $303 both for the six months ended June 30, 2008 and 2007)	(12,994)	(14,049)

Earnings from operations	29,910	39,623

Interest income	4,262	6,060
Interest expense	(10,091)	(7,318)
Other income	1,736	—
Earnings from joint venture	400	616

Earnings before income tax expense	26,217	38,981
Income tax expense	(9,857)	(14,442)

Net earnings available to common shareholders	$16,360	$24,539

Net earnings per common share — basic	$0.77	$1.16
Net earnings per common share — diluted	$0.77	$1.15
Weighted average common shares outstanding — basic	21,302	21,245
Weighted average common shares outstanding — diluted	21,302	21,356

Dividends declared per common share	$0.06	$0.06
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2008	2007

Operating activities:
Net earnings	$16,360	$24,539
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,591	6,808
Amortization of deferred costs	406	285
Loss on disposal of property, plant and equipment	237	223
Other income from unrealized gain on derivatives	(619)	—
Realized gain on sale of short term investments	(930)	—
Stock based compensation	395	1,312
Income related to reversal of stock based compensation	(411)
Excess tax benefits from stock option exercises	—	(241)
Change in joint venture investment as a result of earnings	(400)	(616)
Provision for deferred income taxes	572	(159)
Provision for losses on accounts receivable	155	144
Changes in operating assets and liabilities:
Accounts receivable, net	(12,629)	(8,937)
Accounts receivable, due from affiliate	(4,248)	(3,246)
Inventories, net	(19,670)	10,151
Prepaid expenses	527	1,054
Accounts payable	17,423	(3,215)
Accounts payable, due to affiliate	1,221	1,088
Accrued expenses and taxes	(3,975)	12,114
Other	(291)	(429)

Net cash provided by operating activities	3,714	40,875

Investing activities:
Purchases of property, plant and equipment	(24,211)	(20,479)
Purchases of short term investments — available-for-sale securities	(27,857)	(100,293)
Sales of short term investments — available-for-sale securities	5,291	—
Repayment of note receivable from affiliate (Ohio Castings Company, LLC)	329	—
Restricted cash	(3,105)	—
Investment in joint venture	(461)	(1,000)
Sale of investment in joint venture	1,875	—

Net cash used in investing activities	(48,139)	(121,772)

Financing activities:
Common stock dividends	(1,278)	(1,273)
Proceeds from stock option exercises	—	1,985
Excess tax benefits from stock option exercises	—	241
Proceeds from issuance of senior unsecured notes, gross	—	275,000
Offering costs — senior unsecured notes issuance	—	(4,288)
Finance fees related to credit facility	(40)	(60)
Repayment of debt	(8)	(43)

Net cash provided by (used in) financing activities	(1,326)	271,562

Increase (decrease) in cash and cash equivalents	(45,751)	190,665
Cash and cash equivalents at beginning of period	303,882	40,922

Cash and cash equivalents at end of period	$258,131	$231,587

See notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2008 and 2007
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. and subsidiaries (collectively the “Company” or “ARI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report attached on Form 10-K for the year ended December 31, 2007. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
Note 1 — Description of the Business
The condensed consolidated financial statements of the Company include the accounts of American Railcar Industries, Inc. and its wholly owned subsidiaries. Through its subsidiary, Castings, LLC (“Castings”), the Company has a one-third ownership interest in Ohio Castings Company, LLC (“Ohio Castings”), a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its subsidiary, ARI Component Venture LLC, the Company has a 37.5% ownership interest in Axis, LLC (“Axis”), a limited liability company formed to produce railcar axles, for use or sale by the ownership group. Through its subsidiaries, American Railcar Mauritius I and American Railcar Mauritius II, the Company has a 50.0% ownership interest in a joint venture company in India, which was formed to produce railcars and railcar components in India for use or sale by the ownership group. Through its wholly owned subsidiary, ARI Longtrain Inc (“Longtrain”), the Company holds various investments. All intercompany transactions and balances have been eliminated.
ARI manufactures railcars, custom designed railcar parts for industrial companies and railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by selected customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.4% and 0.2%, respectively, of total consolidated revenues for the three months ended June 30, 2008 and 2007. Canadian revenues were 0.5% and 0.3%, respectively, of total consolidated revenues for the six months ended June 30, 2008 and 2007. Canadian assets were 0.3% and 0.2%, respectively, of total consolidated assets as of June 30, 2008 and December 31, 2007.
Note 2 -Accounting Policies and Recent Accounting Pronouncements
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

Derivative assets
The company has entered into derivative contracts, specifically total return swap contracts. As required, the Company accounts for these derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (FAS 138). These pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. As of June 30, 2008, the Company did not use hedge accounting and accordingly, all unrealized gains and losses are reflected in our condensed consolidated statements of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its condensed consolidated financial position and condensed consolidated results of operations.
Note 3 — Short Term Investments — Available-for-Sale Securities
During January 2008, Longtrain purchased 1,530,000 shares of common stock of The Greenbrier Companies, Inc. (“Greenbrier”) in the open market. This investment was made with the intention to enter into discussions regarding a possible business combination of the Company and Greenbrier. The Company believed that these shares represented, at the time of their purchase, approximately 9.45% of the issued and outstanding common stock of Greenbrier. This investment is classified as a short term investment available-for-sale security in accordance with FAS 115 as the Company did not intend on holding this investment long term.

In June 2008, it was disclosed that the parties were not at that time pursuing further discussions regarding a business combination. Subsequently, during June 2008, Longtrain sold 240,553 shares of Greenbrier at an average selling price of $22.00 per share. ARI recorded a realized gain of $0.9 million before tax on the sale of these shares.
As of June 30, 2008, the market price of the common stock of Greenbrier was $20.30 per share, which resulted in the investment value of $26.2 million as of that date on the remaining 1,289,447 million shares of Greenbrier that the Company owns. The resulting unrealized gain of $2.7 million was recognized as accumulated other comprehensive income within stockholder’s equity, net of deferred taxes.
Note 4 — Unrealized Gain on Derivatives — Total Return Swaps and Restricted Cash
During January 2008, Longtrain entered into total return swap agreements covering a total of 400,000 shares of common stock of Greenbrier. The total notional amount of these swap agreements was approximately $7.4 million, which represents the fair market value of the referenced shares at the time Longtrain entered into the agreements.
These agreements provide that Longtrain is entitled to receive or obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the referenced shares, during the period from inception of the applicable agreement to its expiration or, in accordance with the terms of such agreement, earlier settlement. In addition, at the time of an agreement’s expiration or, in accordance with the terms of such agreement, earlier settlement, Longtrain is entitled to receive other payments based on dividend and other distributions made by Greenbrier in respect of the referenced shares during the specified time frame.
The agreements provide for cash settlement, and Longtrain does not own or have any right to acquire, vote, or direct the vote of, the shares referenced by the swap agreements. At the time of an agreement’s expiration or, in accordance with the terms of such agreement, earlier settlement, Longtrain is also required to pay to its counterparty a floating rate equal to the product of the notional amount times the monthly London Interbank Offered Rate (LIBOR) plus 0.25%. Longtrain paid no other amounts to enter into in these agreements.
The Company accounts for these swap agreements as derivatives with any resulting unrealized gain included in other income with a derivative asset on the balance sheet or any resulting unrealized loss accounted for as other loss with a derivative liability on the balance sheet. For the six months ended June 30, 2008, the Company’s other income included $0.6 million of unrealized gain relating to these swap agreements and a resulting derivative asset on the condensed consolidated balance sheet.
These swap arrangements require that Longtrain maintain a cash deposit with the counterparty based upon a percentage of the swap contracts’ notional value at the time of inception, which is adjusted to reflect any associated unrealized gain. As of June 30, 2008, Longtrain had $3.1 million of such deposits, reported as restricted cash, to meet this requirement.
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
The following table summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of June 30, 2008 (in thousands).

	Level 1	Level 2	Level 3	Total

Assets
Short Term Securities	$26,176	$—	$—	$26,176
Unrealized Gains on Derivative Contracts	—	619	—	619

	$26,176	$619	$—	$26,795

Note 6 — Financial Instruments and Off-Balance-Sheet Risk
We have entered into total return swap contracts that involve an exchange of cash flows based on a commitment to pay a variable rate of interest in exchange for a market-linked return based on a notional amount. The market-linked return includes the total return of a security or index.
Note 7 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Raw materials	$63,316	$52,322
Work-in-process	24,567	19,835
Finished products	27,682	24,023

Total inventories	115,565	96,180
Less reserves	(2,419)	(2,705)

Total inventories, net	$113,146	$93,475

Note 8 — Property, Plant and Equipment

The following table summarizes the components of property, plant and equipment.

	June 30,	December 31,
	2008	2007
Property, plant and equipment
Buildings	$122,150	$117,899
Machinery and equipment	137,716	113,415

	259,866	231,314
Less accumulated depreciation	(95,838)	(86,907)

Net property, plant and equipment	164,028	144,407
Land	3,306	3,306
Construction in process	22,197	27,453

Total property, plant and equipment	$189,531	$175,166

Depreciation Expense
Depreciation expense for the three months ended June 30, 2008 and 2007 was $4.9 million and $3.4 million, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $9.6 million and $6.8 million, respectively.
Capitalized Interest
In conjunction with the Senior Unsecured Fixed Rate Notes offering described in Note 14, the Company began recording capitalized interest on certain property, plant and equipment capital projects. The amount of interest capitalized as of June 30, 2008 and December 31, 2007 was $2.2 million and $1.4 million, respectively.
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
Note 10 — Investment in Joint Venture — Ohio Castings
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
The carrying amount of the investment in Ohio Castings by Castings was $6.3 million and $5.8 million, respectively, at June 30, 2008 and December 31, 2007.

The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio as further discussed in Note 17. The value of our portion of the guarantee, which was $0.03 million at June 30, 2008, has been recorded by the Company in accordance with FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.
See Note 22 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary results of operations for Ohio Castings, the investee company, are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Sales	$24,590	$20,424	$46,970	$42,304

Earnings from operations	912	1,239	2,433	1,859

Net earnings	$1,003	$1,330	$2,545	$2,018

Note 11 — Investment in Joint Venture – Axis, LLC
In June 2007, ARI, through a wholly owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles at a facility to be constructed by the joint venture. The joint venture was initially owned 50% by both partners. The executive committee of the joint venture is comprised of one representative from each of the initial partners. Each representative has equal voting rights and equal decision-making rights for operational and strategic decisions of the joint venture. Construction of the joint venture’s manufacturing facility is progressing and the facility is expected to be operational by the end of 2008. During February 2008, two new partners purchased equity interests in Axis from each of the initial partners. ARI’s interest in Axis, after giving effect to the new partners, was 37.5%. As of June 30, 2008, the executive committee of the joint venture continued to consist of one representative from each of the initial partners.
Production has not begun for Axis, as the joint venture is in the startup and construction phases. The joint venture is incurring startup costs related to design, training, staffing, and testing, along with interest expense on the funds borrowed under its credit agreement. The carrying amount of the investment in Axis was $6.0 million and $7.5 million at June 30, 2008 and December 31, 2007, respectively.
Summary results of operations for Axis are as follows:

	Three months	Six months
	ended	ended
	June 30, 2008	June 30, 2008
	(in thousands)
Sales	$—	$—

Loss from operations	(325)	(475)

Net loss	$(702)	$(998)

The Company uses the equity method to account for its investment in Axis. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue. Advances and distributions are charged and credited directly to the investment account.
The Company, along with the other initial partner of Axis, has guaranteed a credit agreement entered into by Axis during December 2007, as further discussed in Note 17. The value of our portion of the guarantee, which was $0.3 million at June 30, 2008, has been recorded by the Company in accordance with FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.
The risk of loss to the Company is limited to its investment in Axis and the portion of Axis’ debt, which the Company has guaranteed.
Note 12 — Investment in Joint Venture – India joint venture
In June 2008, the Company, through a wholly owned subsidiary, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. The joint venture is owned 50% by both partners. Each partner has agreed to make limited, equal capital contributions to the joint venture. As of June 30, 2008, no equity investment had been made.
Note 13 — Warranties
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
As a result of experiencing lower claims than expected in 2007, ARI reduced its estimated warranty liability for its railcar manufacturing facilities. The change in the Company’s warranty reserve, which is reflected on the condensed consolidated balance sheet in accrued expenses and taxes, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Liability, beginning of period	$2,051	$1,999	$2,503	$1,753
Provision for new warranties issued	726	489	975	1,035
Reduction of estimated warranty liability	—	—	(592)	—
Warranty claims	(477)	(284)	(586)	(584)

Liability, end of period	$2,300	$2,204	$2,300	$2,204

Note 14 — Long Term Debt
Long term debt consists of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Revolving line of credit	$—	$—
Senior unsecured notes	275,000	275,000
Other	—	8

Total long-term debt, including current portion	$275,000	$275,008
Less current portion of debt	—	8

Total long-term debt, net of current portion	$275,000	$275,000

Revolving Line of Credit
The Company has an Amended and Restated Credit Agreement in place, providing for the terms of the Company’s revolving credit facility with North Fork Business Capital Corporation, now known as Capital One Leverage Finance Corporation, as administrative agent for various lenders. The Company had no borrowings outstanding as of June 30, 2008 and has had no borrowings outstanding under this revolving credit facility since its inception in January 2006. The note bears interest at various rates based on LIBOR or prime.
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
Compliance with the coverage and leverage ratios is not required unless the Company’s excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days). Under this circumstance, the Company’s coverage ratio must not be less than 1.2 to 1.0 on a quarterly and annual basis. Under this circumstance and if the Company has incurred debt during the quarter, the leverage ratio must not be greater than 4.0 to 1.0 on a quarterly and annual basis. At June 30, 2008, the Company had $89.8 million of availability under the revolving credit facility.
As of June 30, 2008, the Company was not required to test the coverage and leverage ratios. The Company has declared quarterly dividends of $0.03 per common share since its initial public offering in January 2006 including the second quarter of 2008, and none of those declarations has breached any covenants in the revolving credit agreement.
Mortgage Note
The Company had a mortgage note outstanding at December 31, 2007 that was paid off in January 2008.
Senior Unsecured Fixed Rate Notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007. The fair value of these notes was approximately $255.8 million at June 30, 2008.
The notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the notes is payable semi-

annually in arrears on March 1 and September 1. The terms of the notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These covenants become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. The Company was in compliance with all of its covenants under the notes as of June 30, 2008.
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
Note 15 — Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2007, the Company had unrecognized tax benefits of $1.5 million, of which $1.4 million, if reversed, would impact the effective tax rate. The Company released net interest of $0.1 million into the effective rate for 2007. As of June 30, 2008, the Company’s unrecognized tax benefits remained unchanged at $1.5 million. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months but it is reasonably possible that it could change by a range of zero to $1.0 million.
During 2007, the Internal Revenue Service completed an examination of the Company’s 2004 and 2005 federal income tax returns. The adjustment related to this examination was an insignificant amount and did not result in a material change to the results of operations or financial condition of the Company.
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
Note 16 — Employee Benefit Plans
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
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$74	$60	$148	$121
Interest cost	254	241	508	481
Expected return on plan assets	(271)	(240)	(543)	(480)
Amortization of unrecognized net gain	42	52	85	103
Amortization of unrecognized prior service cost	3	—	7	—

Net periodic benefit cost recognized	$102	$113	$205	$225

	Postretirement		Postretirement
	Benefits		Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$16	$32	$31	$65
Interest cost	58	75	116	149
Amortization of prior service cost	4	5	9	9
Amortization of loss	(11)	12	(23)	25

Net periodic benefit cost recognized	$67	$124	$133	$248

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Pension	$102	$113	$205	$225
Postretirement	67	124	133	248

Total net periodic benefit cost recognized for both plans	$169	$237	$338	$473

The Company also maintains a qualified defined contribution plan, which provides benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.3 million for both the three months ended June 30, 2008 and 2007. Expenses related to these plans were $0.5 million for both the six months ended June 30, 2008 and 2007.
Note 17 – Commitments and Contingencies
In connection with the Company’s investment in Ohio Castings, ARI has a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $3.9 million was outstanding as of June 30,

2008. ARI also has a guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.1 million was outstanding as of June 30, 2008. The two other partners of Ohio Castings have made identical guarantees of these obligations.
One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the first to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of June 30, 2008, Axis had approximately $16.3 million outstanding under the credit agreement. The Company’s guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture has made an identical guarantee relating to this credit agreement.
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
The Company entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at its railcar production facilities. The agreements, which had original terms of two and three years, respectively, have a minimum purchase volume requirement over the life of the contract. The Company has agreed to purchase a combined total of $64.9 million over the life of these two contracts. In 2006 and 2007 combined, ARI purchased $37.5 million under these two contracts. In 2008 and 2009, ARI expects to purchase $25.5 million and $1.9 million, respectively, under these agreements.
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
Note 18 — Comprehensive Income
The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net earnings	$6,232	$11,032	$16,360	$24,539

Adjustment for realized gains included in net earnings	(580)	—	(580)	—
Unrealized gain (loss) on available for sale securities	(3,796)	—	1,021	—
Foreign currency translation adjustment	6	99	(70)	106

Comprehensive income (loss)	$1,862	$11,131	$16,731	$24,645

Note 19 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,
	2008		2007
Weighted average basic common shares outstanding	21,302,296		21,270,224
Dilutive effect of employee stock options	—	(1)(2)	125,447

Weighted average diluted common shares outstanding	21,302,296		21,395,671

	Six Months Ended June 30,
	2008		2007
Weighted average basic common shares outstanding	21,302,296		21,245,400
Dilutive effect of employee stock options	—	(1)(2)	110,461	(2)

Weighted average diluted common shares outstanding	21,302,296		21,355,861

(1)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the three and six months ended June 30, 2008. These options would have resulted in an antidilutive effect to the earnings per share calculation.

(2)	Stock options to purchase 75,000 shares of common stock, of which, 50,001 were canceled during the second quarter of 2008, were not included in the calculation for diluted earnings per share for the three and six months ended June 30, 2008 and the six months ended June 30, 2007. These options would have resulted in an antidilutive effect to the earnings per share calculation.
Note 20 — Stock-Based Compensation
The Company accounts for stock-based compensation granted under the 2005 equity incentive plan, as amended (the “2005 Plan”) under the recognition and measurement principles of SFAS No. 123(R), Stock-based Compensation, (FAS 123 (R)) and its related provisions. Stock-based compensation is expensed using a graded vesting method over the vesting period of the instrument.
The following table presents the amounts for stock-based compensation expense incurred by ARI and the corresponding line items on the statement of operations that they are classified within:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Stock-based compensation expense (income):
Cost of revenue: manufacturing operations	$(6)	$83	$31	$105
Cost of revenue: railcar services	(2)	10	3	10
Selling, administrative and other	(301)	587	(50)	1,197

Total stock-based compensation expense (income)	$(309)	$680	$(16)	$1,312

Stock Options
As a result of the resignation of the Company’s former Chief Financial Officer, William Benac, 50,001 options to purchase common stock were canceled. These options had an exercise price of $35.69 per share. As a result of the cancellation of these options, the Company recognized income of $0.4 million during June 2008 as a result of reversing expense recorded in accordance with FAS 123 (R). Options to purchase 24,999 shares of common stock vested on April 3, 2008 and per the stock option agreement, Mr. Benac has the ability to exercise these options anytime prior to September 16, 2008.
The Company recognized $0.1 million (exclusive of the income mentioned above) and $0.3 million, respectively, during the three months ended June 30, 2008 and 2007 related to 484,876 stock option grants made during 2006 under the 2005 Plan.
The Company recognized $0.2 million (exclusive of the income mentioned above) and $0.7 million, respectively, of compensation expense during the six months ended June 30, 2008 and 2007 related to 484,876 stock option grants made during 2006 under the 2005 Plan.

The following is a summary of option activity under the 2005 Plan for January 1, 2008 through June 30, 2008:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2008	465,353	$23.37		$8.21
Cancelled / Forfeited	(50,001)	$35.69		$13.08

Outstanding at the end of the period, June 30, 2008	415,352	$21.88	28 months	$7.62	$—	(1)

Exercisable at the end of the period, June 30, 2008 2	253,725	$21.00	27 months	$7.85	$—	(1)

(1)	Options to purchase 415,352 shares, of which 253,725 are exercisable, of the Company’s common stock have exercise prices that are above market price, based on the closing market price of $16.78 per share of the Company’s common stock on the last business day of the period ended June 30, 2008.
No options have been exercised in 2008. Options to purchase 94,523 shares of the Company’s common stock were exercised during the six months ended June 30, 2007. The Company realized a tax benefit of $0.5 million related to these option exercises.
As of June 30, 2008, unrecognized compensation costs related to the unvested portion of stock options were $0.2 million and are expected to be recognized over a period of 6 months.
As of June 30, 2008, an aggregate of 490,125 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.
Restricted Stock Award
During 2006, the Company issued 285,714 restricted shares of the Company’s common stock to its Chief Executive Officer. This restricted stock grant became fully vested in January 2007. All shares under this grant are now transferable without contractual restrictions.
The Company recognized zero and $0.3 million, respectively, of compensation expense during the six months ended June 30, 2008 and 2007, for this restricted stock grant.
Stock Appreciation Rights
In April 2008 and 2007, the compensation committee of the board of directors of the Company granted awards of stock appreciation rights (“SARs”) to certain employees pursuant to the 2005 Plan.
All of the SARs granted in 2007 and 194,650 of the SARs granted in 2008 vest in 25% increments on the first, second, third and fourth anniversaries of the grant date. Each holder must remain employed by the Company through each such date in order to vest in the corresponding number of SARs.
Additionally, 75,250 of the SARs granted in 2008 similarly vest in 25% increments on the first, second, third and fourth anniversaries of the grant date, but only if the closing price of the Company’s common stock achieves a specified price target during the preceding calendar year for twenty trading days during any sixty day trading day period. If the Company’s common stock does not achieve the specified price target during any such calendar year, the applicable portion of these performance-based SARs will not vest. Each holder must further remain employed by the Company through each anniversary of the grant date in order to vest in the corresponding number of SARs.
The SARs have exercise prices that represent the closing price of the Company’s common stock on the date of grant. Upon the exercise of any SAR, the Company shall pay the holder, in cash, an amount equal to the excess of (A) the aggregate fair market value (as defined in the Plan) in respect of which the SARs are being exercised, over (B) the aggregate exercise price of the SARs being exercised, in accordance with the terms of the Stock Appreciation Rights Agreement (the “SAR Agreement”). The SARs are subject in all respects to the terms and conditions of the Plan and the SAR Agreement, which contain non-solicitation, non-competition and confidentiality provisions.
The following table provides an analysis of SARs granted in 2008 and 2007:

	2008 Grant	2007 Grant
Grant date	4/28/2008	4/4/2007
# SARs outstanding	269,900	260,750
Exercise price	$20.88	$29.49
Contractual term	7 years	7 years
June 30, 2008 SARs Black Scholes Valuation Components:

Stock volatility range	34.6% - 36.0%	35.2% - 37.4%
Expected life range	3.8 - 5.3 years	2.9 - 4.3 years
Risk free interest rate range	3.1% - 3.5%	3.1% - 3.5%
Dividend yield	0.4%	0.4%
Forfeiture rate	9.0%	2.0%
The exercise prices represent the closing price of the Company’s common stock on the date of grant. The SARs have a term of seven years. As there was not adequate history with the stock prices of the Company at the time of the grant, the stock volatility rate was determined using historical volatility rates for several other similar companies within the railcar industry. The expected life ranges represent the use of the simplified method prescribed by the SEC in SAB 107 and SAB 110, which uses the average of the vesting period and expiration period of each group of SARs that vest equally over a four-year period. The interest rates used were the government Treasury Bill rate on the date of valuation. Dividend yield was determined using the historical dividend rate of the Company. The forfeiture rate used was based on a Company estimate of expected forfeitures over the contractual life of each grant of SARs for each period.
The Company recognized an immaterial amount and $0.3 million, respectively, of compensation expense during the three months ended June 30, 2008 and 2007 related to SARs granted under the 2005 Plan.
The Company recognized $0.1 million and $0.3 million, respectively, of compensation expense during the six months ended June 30, 2008 and 2007 related to SARs granted under the 2005 Plan.
The following is a summary of SARs activity under the 2005 plan for January 1, 2008 through June 30, 2008:

			Weighted
	Stock	Weighted	Average	Weighted	Aggregate
	Appreciation	Average	Remaining	Average	Intrinsic
	Rights	Exercise	Contractual	Fair Value	Value
	(SARs)	Price	Life	of SARs	($000)

Outstanding at the beginning of the period, January 1, 2008	273,800	$29.49
Canceled / Forfeited	(13,050)
Granted	269,900	$20.88

Outstanding at the end of the period, June 30, 2008	530,650	$25.11	76 months	$3.00	$—	(1)

Exercisable at the end of the period, June 30, 2008	68,000	$29.49	69 months	$2.00	$—	(1)

(1)	SARs that total 530,650 units, of which 68,000 are vested and exercisable, have exercise prices that are above market price, based on the closing market price of $16.78 for a share of the Company’s common stock on the last business day of the quarter ended June 30, 2008.
As of June 30, 2008, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $1.2 million and were expected to be recognized over a period of 44 months.
Note 21 — Common Stock and Dividends on Common Stock
During each quarter since its initial public offering in January 2006, the board of directors of the Company declared and paid cash dividends of $0.03 per share of common stock of the Company to shareholders of record as of a given date.
Note 22 — Related Party Transactions
The Company has the following agreements with ACF:
Pension Plan Assumption Agreement
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
Manufacturing Services Agreement
Under a manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended June 30, 2008 and 2007, ARI purchased inventory of $5.5 million and $11.7 million, respectively, of components from ACF. In the six months ended June 30, 2008 and 2007, ARI purchased inventory of $10.2 million and $25.1 million, respectively, of components from ACF. Such amounts are included under manufacturing cost of revenues. The agreement automatically renews unless written notice is provided by the Company.
Supply Agreement

Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement was immaterial for both the three months ended June 30, 2008 and 2007. Revenue recorded under this arrangement was $0.1 million and immaterial, respectively, for the six months ended June 30, 2008 and 2007. Such amounts are included under manufacturing revenue. Profit margins on sales to related parties approximate the margins on sales to other large customers.
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
Railcar Manufacturing Agreement
In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which the Company agreed to purchase certain of its requirements for tank railcars from ACF. Under the terms of the manufacturing agreement, ARI agreed to purchase at least 1,400 tank railcars from ACF with delivery expected to be completed in the second quarter of 2009. The profit realized by ARI upon sale of the tank railcars to its customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, ARI has and will continue to pay ACF half the profits realized. The term of the agreement is for five years. Either party may terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions. The agreement may also be terminated immediately upon the happening of certain extraordinary events.
In the three months ended June 30, 2008, ARI incurred costs under this agreement of $5.1 million in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs. In the six months ended June 30, 2008, ARI incurred costs under this agreement of $8.9 million in connection with railcars that were manufactured and delivered to customers during that period. In the three and six months ended June 30, 2007, ARI incurred costs under this agreement of $0.03 million in connection with start-up costs at the ACF facility during that period. Such amounts are included under manufacturing cost of revenue on the condensed consolidated statement of operations.
The Company recognized revenue of $22.5 million and zero, respectively, related to railcars shipped under this agreement in the three months ended June 30, 2008 and 2007. The Company recognized revenue of $41.4 million and zero, respectively, related to railcars shipped under this agreement in the six months ended June 30, 2008 and 2007. Such amounts are included under manufacturing revenue on the condensed consolidated statement of operations.
The Company has the following agreements with ARL:
Railcar Servicing Agreement and Fleet Services Agreement
Under a railcar servicing agreement entered into in 2005, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. For the three months ended June 30, 2007, revenue of $4.4 million was recorded under this arrangement. For the six months ended June 30, 2007, revenue of $8.3 million was recorded under this arrangement. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
Effective as of January 1, 2008, the Company entered into a new fleet services agreement with ARL, which replaced the 2005 railcar servicing agreement described above. The new agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the new agreement, the Company continues to provide railcar repair and maintenance services to ARL at a charge for labor, components and materials. The Company currently provides such repair and maintenance services for approximately 21,700 railcars for ARL. The new agreement extends through December 31, 2010, and is automatically renewable for additional one year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate the new agreement. For the three months ended June 30, 2008, revenue of $4.1 million was recorded under this agreement. For the six months ended June 30, 2008, revenue of $8.2 million was recorded under this agreement. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
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
Total fees paid to ARL under these agreements were $0.1 million for both the three months ended June 30, 2008 and 2007. Total fees paid to ARL under these agreements were $0.3 million for both the six months ended June 30, 2008 and 2007. The fees paid to ARL are included in selling, administrative and other costs related to affiliates on the condensed consolidated statement of operations.
Trademark License Agreement
Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI receives annual fees of $1,000 in exchange for this license.
ARL Sales Contracts
In March 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 railcars in 2007. The agreement also included an option for ARL to purchase up to an additional 300 railcars in 2007 and an additional 1,400 railcars in 2008. ARL exercised the option to purchase 71 additional railcars in 2007 and exercised the option to purchase 1,400 additional railcars in 2008. Revenue for these railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
In September 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 500 railcars in both 2008 and 2009.
The Company has the following agreements with other affiliated parties:
Ohio Castings has a loan outstanding under a promissory note, which is due in November 2008. The note bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in Investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $0.8 million and $1.2 million, respectively, at June 30, 2008 and December 31, 2007.
In connection with the Company’s investment in Ohio Castings, ARI has a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $3.9 million was outstanding as of June 30, 2008. ARI also has a guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.1 million was outstanding as of June 30, 2008. The two other partners of Ohio Castings have made identical guarantees of these obligations.
One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the first to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of June 30, 2008, Axis had approximately $16.3 million outstanding under the credit agreement. The Company’s guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture has made an identical guarantee relating to this credit agreement.
The Company leases certain facilities from an entity owned by its Chief Executive Officer. Expenses paid to related parties for these facilities were $0.3 million and $0.2 million, respectively, for the three months ended June 30, 2008 and 2007. Expenses paid to related parties for these facilities were $0.5 million for both the six months ended June 30, 2008 and 2007.
In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase all of its requirements of railcar axles from a facility to be constructed by the joint venture. Operations are not expected to begin until the fourth quarter of 2008.
Financial Information for Transactions with Affiliates
As of June 30, 2008, amounts due from affiliates were $21.4 million in accounts receivable from ACF, Ohio Castings and ARL. As of December 31, 2007, amounts due from affiliates represented $17.2 million in receivables from ACF, Ohio Castings and ARL.
As of June 30, 2008 and December 31, 2007, amounts due to affiliates included $4.1 million and $2.9 million, respectively, in accounts payable to ACF, Ohio Castings and ARL.
Cost of railcar manufacturing for the three months ended June 30, 2008 and 2007 included $22.8 million and $15.8 million, respectively, in railcar products produced by Ohio Castings. Cost of railcar manufacturing for the six months ended June 30, 2008 and 2007 included $37.4 million and $29.8 million, respectively, in railcar products produced by Ohio Castings.
Inventory at June 30, 2008 and December 31, 2007 includes $7.1 million and $4.1 million, respectively, of purchases from Ohio Castings. $0.7 million and $0.5 million of costs, respectively, were eliminated at June 30, 2008 and December 31, 2007, as it represented profit from a related party for inventory still on hand.
Note 23 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

	Manufacturing	Railcar	Corporate &
For the Three Months Ended June 30, 2008	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$190,863	$13,619	$—	$—	$204,482
Intersegment revenues	211	54	—	(265)	—

Cost of revenue — external customers	(173,152)	(10,718)	—	—	(183,870)
Cost of intersegment revenue	(165)	(45)	—	210	—

Gross profit	17,757	2,910	—	(55)	20,612
Selling, administrative and other	(1,992)	(551)	(3,610)	—	(6,153)

Earnings (loss) from operations	$15,765	$2,359	$(3,610)	$(55)	$14,459

	Manufacturing	Railcar	Corporate &
For the Three Months Ended June 30, 2007	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$195,714	$13,283	$—	$—	$208,997
Intersegment revenues	358	59	—	(417)	—
Cost of goods sold — external customers	(172,699)	(10,607)	—	—	(183,306)
Cost of intersegment sales	(361)	(56)	—	417	—

Gross profit	23,012	2,679	—	—	25,691
Selling, administrative and other	(2,005)	(538)	(4,803)	—	(7,346)

Earnings (loss) from operations	$21,007	$2,141	$(4,803)	$—	$18,345

	Manufacturing	Railcar	Corporate &
For the Six Months Ended June 30, 2008	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$361,647	$26,884	$—	$—	$388,531
Intersegment revenues	363	92	—	(455)	—

Cost of revenue — external customers	(324,042)	(21,585)	—	—	(345,627)
Cost of intersegment revenue	(286)	(76)	—	362	—

Gross profit	37,682	5,315	—	(93)	42,904
Selling, administrative and other	(3,955)	(1,045)	(7,994)	—	(12,994)

Earnings (loss) from operations	$33,727	$4,270	$(7,994)	$(93)	$29,910

For the Six Months Ended June	Manufacturing	Railcar	Corporate &
30, 2007	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$370,841	$25,499	$—	$—	$396,340
Intersegment revenues	627	184	—	(811)	—

Cost of revenue — external customers	(322,138)	(20,530)	—	—	(342,668)
Cost of intersegment revenue	(600)	(175)	—	775	—

Gross profit	48,730	4,978	—	(36)	53,672
Selling, administrative and other	(3,809)	(1,091)	(9,149)	—	(14,049)

Earnings (loss) from operations	$44,921	$3,887	$(9,149)	$(36)	$39,623

	Manufacturing	Railcar	Corporate &
As of	Operations	Services	all other	Eliminations	Totals
	(in thousands)
June 30, 2008
Total assets	$368,390	$36,768	$281,745	$—	$686,903
December 31, 2007
Total assets	$320,313	$37,243	$296,828	$—	$654,384
Manufacturing Operations
Manufacturing revenues from affiliates were 26.3% and 14.3% of total consolidated revenues for the three months ended June 30, 2008 and 2007, respectively. Manufacturing revenues from affiliates were 22.8% and 11.6% of total consolidated revenues for the six months ended June 30, 2008 and 2007, respectively.
Manufacturing revenues from one significant customer totaled 40.1% and 66.1% of total consolidated revenues for the three months ended June 30, 2008 and 2007, respectively. Manufacturing revenues from one significant customer totaled 40.6% and 61.9% of total consolidated revenues for the six months ended June 30, 2008 and 2007, respectively.
Manufacturing revenues from two significant customers were 66.3% and 80.4% of total consolidated revenues for the three months ended June 30, 2008 and 2007, respectively. Manufacturing revenues from two significant customers were 63.3% and 73.5% of total consolidated revenues for the six months ended June 30, 2008 and 2007, respectively.
Manufacturing receivables from one significant affiliated customer were 29.7% and 31.3% of total consolidated accounts receivable at June 30, 2008 and December 31, 2007, respectively. Manufacturing receivables from two significant customers were 45.8% and 51.2% of total consolidated accounts receivable at June 30, 2008 and December 31, 2007, respectively.
Railcar services
Railcar services revenues from affiliates were 2.0% and 2.1% of total consolidated revenues for the three months ended June 30, 2008 and 2007, respectively. Railcar services revenues from affiliates were 2.1% of total consolidated revenues for both the six months ended June 30, 2008 and 2007.
No single railcar services customer accounted for more than 10% of total consolidated revenue for the three and the six months ended June 30, 2008 and 2007. No single railcar services customer accounted for more than 10% of total consolidated accounts receivable as of June 30, 2008 and December 31, 2007.
Note 24 — Supplemental Cash Flow Information
ARI received interest income of $4.3 million and $6.0 million for the six months ended June 30, 2008 and 2007, respectively.

ARI paid interest expense of $10.5 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.
ARI paid taxes of $13.4 million and $9.5 million for the six months ended June 30, 2008 and 2007, respectively.
On January 1, 2007, ARI recorded a $1.6 million liability that was reclassed from a deferred tax liability account related to our unrecognized tax liability in accordance with FIN 48.
In May 2008, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of June 27, 2008 that was paid on July 11, 2008.
In May 2007, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of June 28, 2007 that was paid on July 13, 2007.
During the six months ended June 30, 2008, the Company recorded an unrealized gain on its short term investments of $1.6 million, which was recorded to accumulated other comprehensive income within stockholders equity, net of taxes.
Note 25 — Subsequent Events
From July 1, 2008 to July 22, 2008, Longtrain sold an aggregate of 471,932 shares of common stock of Greenbrier in the open market for aggregate proceeds of $9.3 million. After these sales, Longtrain owned 817,515 shares of the common stock of Greenbrier, which the Company believes represented approximately 4.9% of the issued and outstanding common stock of Greenbrier as of July 22, 2008.
In August 2008, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of October 6, 2008 that will be paid on October 20, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, financial position or performance to be materially different from any future results, financial position or performance expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, including without limitation:

•	the cyclical nature of our business and adverse economic and market conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and the potential for any of those significant customers to become a credit risk;

•	risks associated with the conversion of our railcar backlog into revenues, including pricing provisions in some contracts we have with our customers;

•	the highly competitive nature of our industry;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing and our ability to maintain relationships with our suppliers of railcar components and raw materials;

•	the risk of damage to our primary railcar manufacturing facilities or equipment in Paragould or Marmaduke, Arkansas;

•	the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;

•	risks associated with our capital expenditure projects, and those of joint ventures in which we are involved, including, without limitation:
o	construction delays;

o	unexpected costs;

o	other risks typically associated with the construction of new manufacturing facilities;
•	our dependence on our key personnel and the risk that we may lose skilled, trained, qualified production and management employees in relation to production slowdowns or any other significant factor that could cause us to lose these employees;

•	risks associated with our changing business including, without limitation:
o	potential for labor shortages

o	the need to implement improvements to our infrastructure to accommodate growth or changing market conditions; and

o	risks and costs associated with those improvements;
•	the difficulties of integrating any businesses we might acquire with our own;

•	the uncertainty of acceptance of our new railcar offerings by our customers or that our new offerings may not be initially profitable, if at all;

•	the cost of complying with environmental and health and safety laws and regulations;

•	the costs associated with complying with various regulations associated with being a public company;

•	our joint ventures, including Ohio Castings, Axis and our recent India joint venture, and those that we may enter into with future joint venture partners, and our relationships with our partners in those joint ventures may not be successful

•	our relationship with Mr. Carl Icahn (our principal beneficial stockholder and the chairman of our board of directors) and his affiliates as a purchaser of our products, supplier of components to us and as a provider of significant managerial support;

•	potential failure by ACF, an affiliate of Mr. Carl Icahn, to honor its indemnification obligations to us;

•	potential risk of increased unionization of our workforce;

•	our ability to manage our pension costs;

•	potential significant warranty claims;

•	covenants in our revolving credit facility, as amended, our unsecured senior notes and other agreements as they presently exist, governing our indebtedness that limit our management’s discretion in the operation of our businesses;

•	substantial indebtedness resulting from our outstanding notes could adversely affect our operations and financial results and prevent us from fulfilling our obligations;

•	our ability to incur substantially more debt could further exacerbate the risks associated with our substantial indebtedness;

•	we may not be able to generate sufficient cash flow to service all of our obligations, including our obligations relating to the unsecured senior notes;

•	we may not be able to protect our intellectual property and prevent its improper use by third parties;

•	our products could infringe the intellectual property rights of others, which could lead to litigation and potential significant damages;

•	we may incur increased insurance claims and expenses, which could adversely affect profitability;

•	our failure to comply with agency regulations could adversely affect our financial results;

•	the railroad industry could consolidate further, which could adversely affect our operations;

•	we could experience a reduction in the availability of energy supplies or an increase in energy costs;

•	we may be required to reduce the value of our inventory, long-lived assets and/or goodwill according to generally accepted accounting principles;

•	our stock price is subject to volatility;

•	our stock price could fluctuate as a result of sales by Mr. Carl Icahn or any other significant stockholder;

stockholder;

•	Mr. Carl Icahn exerts significant influence over us and his interest may conflict with the interest of our other stockholders;

•	we are not subject to all the NASDAQ corporate governance requirements due to our “controlled company” status; and

•	we could be limited in our ability to pay dividends.
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
We have increased tank railcar shipments in 2008 compared to 2007 as a result of our new flexible railcar manufacturing plant, which began operating and shipping railcars in the fourth quarter of 2007, as well as increased shipments of tank railcars under our manufacturing agreement with ACF. ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder and the chairman of our board of directors.
Our railcar manufacturing facilities continue to generate favorable labor efficiencies. However, these efficiencies were offset by lower shipments for our hopper railcars due to a weakness in demand and increased competition.
RESULTS OF OPERATIONS
Three Months ended June 30, 2008 compared to Three Months ended June 30, 2007
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	June 30,	June 30,
	2008	2007
Revenues:
Manufacturing Operations	93.3%	93.6%
Railcar services	6.7%	6.4%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing	(84.7%)	(82.6%)
Cost of railcar services	(5.2%)	(5.1%)

Total cost of revenues	(89.9%)	(87.7%)
Gross profit	10.1%	12.3%
Selling, administrative and other	(3.0%)	(3.5%)

Earnings from operations	7.1%	8.8%
Interest income	0.8%	2.0%
Interest expense	(2.5%)	(2.6%)
Other loss	(0.7%)	0.0%
Earnings from joint venture	0.1%	0.2%

Earnings before income tax expense	4.8%	8.4%
Income tax expense	(1.8%)	(3.1%)

Net earnings	3.0%	5.3%

Our net earnings available to common stockholders for the three months ended June 30, 2008 were $6.2 million, compared to $11.0 million for the three months ended June 30, 2007, representing a decrease of $4.8 million. The primary factors for the $4.8 million decrease in earnings were a decrease in gross profit in our manufacturing operations, an increase in net interest expense and an unrealized loss on our total return swap agreements partially offset by a decrease in our stock-based compensation expense.
Revenues
Our revenues for the three months ended June 30, 2008 decreased 2.2% to $204.5 million from $209.0 million in the three months ended June 30, 2007. This decrease was primarily due to decreased revenues for our manufacturing operations.
Our manufacturing operations revenues for the three months ended June 30, 2008 decreased 2.5% to $190.9 million from $195.7 million for the three months ended June 30, 2007. The primary reason for the decrease in revenue was due to a decrease in volume and a decrease in selling prices for many of the hopper railcars that we shipped in 2008 compared to 2007. This was partially offset by increased tank railcar shipments from the new flexible railcar manufacturing plant, additional railcars shipped under our ACF manufacturing agreement and the positive effect of some specialty hopper railcars built in the second quarter of 2008 with good pricing and good margins. Additionally, we saw an increase in average selling prices for our railcars shipped in the second quarter of 2008 compared to the second quarter of 2007, driven by increased material cost. For most of our shipments in the second quarter of 2008, we were able to recover this increased material cost in the selling price of the railcars. During the three months ended June 30, 2008, we shipped a total of 2,077 railcars compared to 2,268 railcars in the same period of 2007.
For the three months ended June 30, 2008, our manufacturing operations included $53.8 million, or 26.3% of our total consolidated revenues, from transactions with affiliates, compared to $29.9 million, or 14.3% of our total consolidated revenues in the three months ended June 30, 2007. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl Icahn.
Our railcar services revenues in the three months ended June 30, 2008 increased to $13.6 million compared to $13.3 million of revenue for the three months ended June 30, 2007. For the second quarter of 2008, our railcar services revenues included $4.2 million, or 2.0% of our total consolidated revenues, from transactions with affiliates, compared to $4.4 million, or 2.1% of our total revenues, in the second quarter of 2007.
Gross Profit
Our gross profit decreased to $20.6 million in the three months ended June 30, 2008 from $25.7 million in the three months ended June 30, 2007. Our gross profit margin decreased to 10.1% in the second quarter of 2008 from 12.3% in the second quarter of 2007, primarily driven by a decrease in our gross profit margins experienced in our manufacturing operations.
Our gross profit margin for our manufacturing operations was 9.3% in the three months ended June 30, 2008, a decrease from 11.8% in the three months ended June 30, 2007. This decrease was primarily attributable to lower shipments and lower selling prices on hopper railcars during 2008 compared to 2007 due to a competitive hopper railcar market. Also contributing to decreased margins were increased material surcharges, most of which we were able to recover through increased selling prices. The decrease was partially offset by an increase in profits due to higher volume of shipments of tank railcars during the second quarter of 2008. Also contributing to profits during the second quarter of 2008 were favorable labor efficiencies and overhead cost control at our manufacturing facilities.
Our gross profit margin for our railcar services operations increased to 21.3% in the three months ended June 30, 2008 from 20.1% in the three months ended June 30, 2007 primarily due to a change in the mix of work content provided by our repair facilities.
Selling, Administrative and Other Expenses
Our selling, administrative and other expenses decreased by $1.2 million in the second quarter of 2008, to $6.1 million from $7.3 million in the second quarter of 2007. These selling, administrative and other expenses were 3.0% of total consolidated revenues in the three months ended June 30, 2008 as compared to 3.5% of total consolidated revenues in the three months ended June 30, 2007. The decrease of $1.2 million was primarily attributable to a decrease of $1.0 million of stock-based compensation expense.
In the second quarter of 2008, we recognized income related to stock-based compensation of $0.3 million, primarily attributable to the reversal of stock-based compensation expense for options granted to Mr. Benac, our former chief financial officer, who resigned in June 2008. The remaining stock-based compensation expense amounts incurred in the three months ended June 30, 2008 are attributable to stock options we granted in 2006 and to stock appreciation rights (SARs), which settle in cash, granted in 2008 and 2007.
The $0.3 million of income related to stock-based compensation incurred in the three months ended June 30, 2008 is compared to stock-based compensation expense of $0.7 million for the three months ended June 30, 2007, which was attributable to stock options we granted in 2006 and to stock appreciation rights (SARs), which settle in cash, granted in 2007.
Interest Expense and Income
Net interest expense for the three months ended June 30, 2008 was $3.3 million, representing $5.0 million of interest expense and $1.7 million of interest income, as compared to $1.2 million of net interest expense for the three months ended June 30, 2007, representing $5.4 million of interest expense and $4.2 million of interest income.
Our interest expense decreased $0.4 million in the second quarter of 2008 compared to the second quarter of 2007. This was primarily related to a greater amount of interest costs being capitalized as a result of more capital spending during 2008 compared to 2007.
Our interest income decreased $2.5 million in the second quarter of 2008 compared to the second quarter of 2007.
The decrease in interest income was primarily attributable to a decrease in interest rates and a decrease in average cash balances held by us in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the cash invested in our short term investments. Additionally, during the second quarter of 2007, we were holding auction rate securities, which generated a higher interest rate at the time.
Other Loss
During January 2008, we entered into total return swap agreements referencing a total of 400,000 shares of common stock of Greenbrier. We account for these swap agreements as derivatives with any resulting unrealized gain accounted for as other income with a derivative asset on the balance sheet or any resulting unrealized loss accounted for as other loss with a derivative liability on the balance sheet. For the three months ended June 30, 2008, our other loss included $2.5 million of unrealized loss relating to these swap agreements and $0.9 million of realized gain related to the 240,553 Greenbrier shares sold during June 2008.
Income Taxes
Our income tax expense for the three months ended June 30, 2008 was $3.5 million or 36.1% of our earnings before income taxes, as compared to $6.5 million for the three months ended June 30, 2007, or 37.1% of our earnings before income taxes. The decrease in the quarterly rate is due to a decrease in our estimated effective tax rate for 2008.
Six Months ended June 30, 2008 compared to Six Months ended June 30, 2007
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Six Months Ended,
	June 30,	June 30,
	2008	2007
Revenues:
Manufacturing Operations	93.1%	93.6%
Railcar services	6.9%	6.4%
Total revenues	100.0%	100.0%

Cost of revenue:
Cost of manufacturing	(83.4%)	(81.3%)
Cost of railcar services	(5.6%)	(5.2%)

Total cost of revenues	(89.0%)	(86.5%)
Gross profit	11.0%	13.5%
Selling, administrative and other	(3.3%)	(3.5%)

Earnings from operations	7.7%	10.0%
Interest income	1.1%	1.5%
Interest expense	(2.6%)	(1.9%)
Other income	0.4%	0.0%
Earnings from joint venture	0.1%	0.2%

Earnings before income tax expense	6.7%	9.8%
Income tax expense	(2.5%)	(3.6%)

Net earnings	4.2%	6.2%

Our net earnings available to common stockholders for the six months ended June 30, 2008 were $16.4 million, compared to $24.5 million for the six months ended June 30, 2007, representing a decrease of $8.1 million. The primary factors for the $8.1 million decrease in earnings were a decrease in gross profit in our manufacturing operations and an increase in net interest expense partially offset by other income of $1.7 million from our various investments and a decrease in stock-based compensation expense.

Revenues
Our revenues for the six months ended June 30, 2008 decreased 2.0% to $388.5 million from $396.3 million in the six months ended June 30, 2007. This decrease was primarily due to decreased revenues for our manufacturing operations, partially offset by an increase in our railcar services.
Our manufacturing operations revenues for the six months ended June 30, 2008 decreased 2.5% to $361.6 million from $370.8 million for the six months ended June 30, 2007. The primary reason for the decrease in revenue was due to a volume and selling price decrease for hopper railcars shipped in 2008 compared to 2007. This was partially offset by increased tank railcar shipments from the new flexible railcar manufacturing plant, along with railcars shipped under our ACF manufacturing agreement. In addition, revenues increased as a result of the pass through of increased material costs for most of our 2008 shipments. During the six months ended June 30, 2008, we shipped a total of 3,979 railcars compared to 4,189 railcars in the same period of 2007.
For the six months ended June 30, 2008, our manufacturing operations included $88.4 million, or 22.8% of our total consolidated revenues, from transactions with affiliates, compared to $45.9 million, or 11.6% of our total consolidated revenues in the six months ended June 30, 2007. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl Icahn.
Our railcar services revenues in the six months ended June 30, 2008 increased to $26.9 million compared to the $25.5 million of revenue for the six months ended June 30, 2007. This increase was primarily driven by a change in work content at our repair facilities along with expansion at one of our repair facilities. For the six months ended June 30, 2008, our railcar services revenues included $8.2 million, or 2.1% of our total consolidated revenues, from transactions with affiliates, compared to $8.3 million, or 2.1% of our total revenues, in the six months ended June 30, 2007.
Gross Profit
Our gross profit decreased to $42.9 million in the six months ended June 30, 2008 from $53.7 million in the six months ended June 30, 2007. Our gross profit margin decreased to 11.0% in the six months ended June 30, 2008 from 13.5% in the six months ended June 30, 2007, primarily driven by a decrease in gross profit margins in our manufacturing operations.
Our gross profit margin for our manufacturing operations was 10.4% in the six months ended June 30, 2008, a decrease from 13.1% in the six months ended June 30, 2007. This decrease was primarily attributable to lower shipments and lower selling prices on hopper railcars during 2008 compared to 2007 due to a competitive hopper railcar market. Also contributing to decreased margins in 2008 were material surcharges, most of which we were able to recover through increased selling prices. The decrease was partially offset by an increase in profits due to higher shipments of tank railcars during the second quarter of 2008. Also contributing to profits during the second quarter of 2008 were favorable labor efficiencies and overhead cost control at our manufacturing facilities.
Our gross profit margin for our railcar services operations slightly increased to 19.7% in the six months ended June 30, 2008 from 19.5% in the six months ended June 30, 2007.
Selling, Administrative and Other Expenses
Our selling, administrative and other expenses decreased by $1.0 million in the six months ended June 30, 2008, to $13.0 million from $14.0 million in the six months ended June 30, 2007. These selling, administrative and other expenses were 3.3% of total consolidated revenues in the six months ended June 30, 2008 as compared to 3.5% of total consolidated revenues in the six months ended June 30, 2007. The decrease of $1.0 million was primarily attributable to a decrease of $1.3 million of stock-based compensation expense.
During the six months ended June 30, 2008, we recognized income related to stock-based compensation of $0.02 million, primarily attributable to the reversal of stock-based compensation expense for options granted to Mr. Benac, our former chief financial officer, who resigned in June 2008. The remaining stock-based compensation expense amounts incurred in the six months ended June 30, 2008 are attributable to stock options we granted in 2006 and to stock appreciation rights (SARs), which settle in cash, granted in 2008 and 2007.

The $0.02 million income related to stock-based compensation incurred in the six months ended June 30, 2008 is compared to stock-based compensation expense of $1.3 million for the six months ended June 30, 2007, which was attributable to stock options we granted in 2006 and to stock appreciation rights (SARs), which settle in cash, granted in 2007.
Interest Expense and Income
Net interest expense for the six months ended June 30, 2008 was $5.8 million, representing $10.1 million of interest expense and $4.3 million of interest income, as compared to $1.3 million of net interest expense for the six months ended June 30, 2007, representing $7.3 million of interest expense and $6.0 million of interest income.
Our interest expense increased $2.8 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was attributable to higher interest cost incurred in 2008 compared to 2007 on the $275.0 million of senior secured notes, which we issued on February 28, 2007.
Our interest income decreased $1.7 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in interest income was primarily attributable to a decrease in interest rates and decrease in average cash balances we held during the first six months of 2008 compared to the first six months of 2007 due to cash invested in our short term investments. Additionally, during the second quarter of 2007, we were holding auction rate securities, which generated a higher interest rate at the time.
Other income
During January 2008, we entered into total return swap agreements referencing a total of 400,000 shares of common stock of Greenbrier. We account for these swap agreements as derivatives with any resulting unrealized gain accounted for as other income with a derivative asset on the balance sheet or any resulting unrealized loss accounted for as other loss with a derivative liability on the balance sheet. For the six months ended June 30, 2008, our other income included $0.6 million of unrealized gain relating to these swap agreements. Other income also includes $0.9 million of gain related to the 240,553 Greenbrier shares sold during June 2008.
Income Taxes
Our income tax expense for the six months ended June 30, 2008 was $9.9 million or 37.6% of our earnings before income taxes, as compared to $14.4 million for the six months ended June 30, 2007, or 37.1% of our earnings before income taxes. The increase in the year-to-date rate is due to an increase in our estimated effective tax rate for 2008 compared to 2007. Our overall effective tax rate increased due to decrease in certain favorable permanent differences and a decrease in the Domestic Production Activities Deduction.
BACKLOG
Our backlog consists of orders for railcars. We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Our total backlog as of June 30, 2008 and December 31, 2007 was $689.3 million and $966.5 million, respectively. We estimate that approximately 51.4% of our June 30, 2008 backlog will be converted to revenues by the end of 2008. Included in the railcar backlog at June 30, 2008 was $184.3 million of railcars to be sold to our affiliate, ARL, which is controlled by Mr. Carl Icahn. Customer orders may be subject to cancellation, customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog.

Railcar backlog at January 1, 2008	11,929
New railcars delivered	3,979
New railcar orders	269

Railcar backlog at June 30, 2008	8,219

Estimated railcar backlog value at end of period (in thousands) [1]	$689,327

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in certain customer contracts.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the three months ended June 30, 2008 was cash generated from operations and cash we have from the senior unsecured notes we sold in February 2007. As of June 30, 2008, we had working capital of $385.1 million, including $258.1 million of cash and cash equivalents. We also have a $100.0 million revolving credit facility with Capital One Leverage Finance Corporation, formerly known as North Fork Business Capital Corporation, as administrative agent for various lenders. This facility is described in further detail in Note 14 of our condensed consolidated financial statement, and provides for relief from certain financial covenants described in that Note so long as we maintain excess availability of at least $30.0 million. At June 30, 2008, we had no borrowings outstanding under this facility and $89.8 million of availability based upon the amount of our eligible accounts receivable and inventory (and without regard to any financial covenants).
In February 2007, we issued $275.0 million of senior unsecured notes that are due in 2014. The offering resulted in net proceeds to us of $270.7 million. The terms of the notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These limitations become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. As of June 30, 2008, we were in compliance with all of our covenants under the notes.
During January 2008, Longtrain purchased an aggregate of 1,530,000 shares of common stock of Greenbrier in the open market for a total of $27.9 million. We believe these shares represented, at the time of their purchase, approximately 9.45% of the issued and outstanding common stock of Greenbrier. During June 2008, Longtrain sold 240,553 shares of Greenbrier at an average selling price of $22.00 per share. ARI recorded a realized gain of $0.9 million before tax on the sale of these shares.
As of June 30, 2008, the remaining 1,289,447 shares were valued at $20.30 per share, based on the closing price of such stock on the New York Stock Exchange on such date, which made the aggregate fair value of our remaining investment $26.2 million as of such date. The unrealized gain of $2.7 million has been included in accumulated other comprehensive income within stockholders’ equity, net of deferred taxes.
We currently have long economic exposure to an aggregate of 400,000 shares of common stock of Greenbrier through a number of agreements with counterparties, commonly known as total return swaps. These agreements provide that we are entitled to receive or obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the referenced shares, during the period from inception of the applicable agreement to its expiration or, in accordance with the terms of such agreement, earlier settlement. In addition, at the time of an agreement’s expiration or, in accordance with the terms of such agreement, earlier settlement, we are entitled to receive other payments based on dividend and other distributions made by Greenbrier in respect of the referenced shares during the specified time frame. At the time of an agreement’s expiration or, in accordance with the terms of such agreement, earlier settlement, we are also required to pay to our counterparty a floating rate equal to the product of the notional amount times the monthly London Interbank Offered Rate (LIBOR) plus 0.25%. We are accounting for these swap agreements as derivatives with any resulting unrealized gain included in other income with a derivative asset on the balance sheet and any resulting unrealized loss accounted for as other loss with a derivative liability on the balance sheet. For the three months ended June 30, 2008, our other loss included $2.5 million of unrealized loss relating to these swap agreements. For the six months ended June 30, 2008, our other income included $0.6 million of unrealized gain relating to these swap agreements.
These swap arrangements require that our subsidiary maintain a cash deposit with the counterparty based upon a percentage of the swap contracts’ notional value at the time of inception, which is adjusted to reflect any associated unrealized gain. As of June 30, 2008, our subsidiary had $3.1 million of such deposits, reported as restricted cash, to meet this requirement.
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30:

2008
(in thousands)
Net cash provided by (used in):
Operating activities	$3,714
Investing activities	(48,139)
Financing activities	(1,326)

Decrease in cash and cash equivalents	$(45,751)

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
Our net cash provided by operating activities for the six months ended June 30, 2008 was $3.7 million. Net earnings of $16.4 million were impacted by non-cash items including but not limited to: other income of $0.6 million related to derivative gains, depreciation expense of $9.6 million, deferred tax expense of $0.6 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current liabilities included an increase in total accounts payable of $18.6 million. Cash used in operating activities attributable to changes in our current assets and liabilities included a $16.9 million increase in total accounts receivable, an increase in inventory of $19.7 million and a decrease in accrued expenses and taxes of $4.0 million.
The increase in total accounts payable relates to increased inventory levels as well as timing of payments made around December 31, 2007 and June 30, 2008. The increase in inventory levels was primarily driven by a rise in our raw material costs, including steel, increased capacity from our new flexible railcar manufacturing plant and the startup of the wheel and axle assembly shop in the first quarter of 2008. The increase in total accounts receivable was primarily due to timing of sales and cash receipts around December 31, 2007 and June 30, 2008. However, all significant customers continue to pay within their terms. The decrease in accrued expenses and taxes was primarily due to payments made in the first half of 2008, including bonus payments made for 2007 performance and payments made for our estimated taxes in April 2008 and June 2008.
Net Cash Used In Investing Activities
Net cash used in investing activities was $48.1 million for the six months ended June 30, 2008, including $24.2 million of capital expenditures for the purchase of property, plant and equipment, $27.9 million of purchases of short term investments of available-for-sale securities and $3.1 million of restricted cash held in deposit related to our total return swap arrangements. These were offset by $5.3 million of cash proceeds received for the sale of 240,553 shares of Greenbrier during June 2008 and $1.9 million of cash received for the sale of a portion of our initial interest in our joint venture, Axis, in February 2008. The capital expenditures were for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.” The purchases of short term investments relate to the initial purchase of the 1,530,000 shares of Greenbrier common stock that we purchased in January 2008.
Net Cash Used In Financing Activities
Net cash used in financing activities was $1.3 million for the six months ended June 30, 2008. This was primarily the dividend payments made by us in the first and second quarters of 2008.
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
Capital expenditures for the six months ended June 30, 2008 were $24.2 million, including costs that were capitalized related to maintenance and repair of existing assets and facilities, improvements for cost reduction purposes and for expansion activities. Our expansion activities included adding capacity at our railcar repair facilities.
Construction on the new Marmaduke flexible railcar manufacturing facility, which is capable of producing a variety of railcar types, is complete. The plant shipped its first railcar in the fourth quarter of 2007 and is expected to increase production levels to meet current customer demand levels by the fourth quarter of 2008. Additionally, we completed our wheel and axle assembly shop at our Paragould complex and it was in production during the first quarter of 2008. Furthermore, our tank head press at our Marmaduke complex is undergoing testing and is expected to be in production beginning in the third quarter of 2008.
We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies, maintain our equipment and to otherwise complement and expand our business.
For 2008, our current capital expenditure plans include approximately $62.0 million of projects and investments that we expect will maintain equipment, expand capacity, improve efficiencies or reduce costs, as well as investments in joint ventures during 2008. These capital expenditure plans include expenditures to further integrate our supply chain, ongoing maintenance capital expenses and various capital expenditures related to 2007 projects that have carried over into 2008. The amount set forth above is an estimate only. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
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
Our long term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our indenture and our revolving credit facility, as amended, and any other indebtedness. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. Certain risks, trends and uncertainties may adversely affect our long term liquidity.
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
Contingencies and Contractual Obligations
Refer to the status of contingencies in Note 17 to the condensed consolidated financial statements. Our contractual obligations were basically unchanged from the information disclosed in our Annual Report, except for normal operations since that time.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report, for the fiscal year ended December 31, 2007. Except as set forth below, there have been no material changes to the critical accounting policies or estimates during the six months ended June 30, 2008.
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
Based on the balance as of June 30, 2008, we estimate that in the event of a 10% decline in fair value of the Greenbrier common stock, the fair value of our investment would decrease by $2.6 million. Based on the balance as of June 30, 2008, we estimate that in the event of a 10% decline in fair value of the securities referenced by our derivatives, the fair value of our derivatives would decrease by $0.1 million. The selected hypothetical change does not reflect what may be considered best or worst case scenarios. Indeed, results could differ materially due to the nature of equity markets.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders held June 4, 2008, stockholders elected nine incumbent directors for a one-year term. The vote tabulation follows:

Nominee	For	Withheld
Carl C. Icahn	15,490,246	4,713,297
James J. Unger	15,513,972	4,689,571
Vincent J. Intrieri	15,150,375	5,053,168
Peter Shea	15,320,454	4,883,089
Brett Icahn	15,203,247	5,000,296
Hunter Gary	15,325,754	4,887,789
Harold First	19,686,222	517,321
James M. Laisure	19,747,442	456,101
James C. Pontious	19,746,169	457,374

ITEM 6. EXHIBITS

Exhibit
No.	Description of Exhibit
10.55	Form of Stock Appreciation Rights Agreement

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.
Date: August 8, 2008	By:	/s/ James J. Unger
James J. Unger, President and Chief Executive Officer

	By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice-President, Chief
Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
10.55	Form of Stock Appreciation Rights Agreement

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002