Form 10-Q
period 2008-09-30
American Railcar Industries, Inc./DE
filed 2008-11-10
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on November 3, 2008 was 21,302,296 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$283,582	$303,882
Short term investments — available-for-sale securities	7,284	—
Accounts receivable, net	47,604	33,523
Accounts receivable, due from affiliates	8,898	17,175
Inventories, net	120,864	93,475
Prepaid expenses	3,955	5,015
Deferred tax assets	2,154	1,610

Total current assets	474,341	454,680

Property, plant and equipment, net	199,058	175,166
Deferred debt issuance costs	3,407	3,977
Goodwill	7,169	7,169
Other assets	37	37
Investment in joint venture	12,961	13,355

Total assets	$696,973	$654,384

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$8
Accounts payable	68,899	47,903
Accounts payable, due to affiliates	5,680	2,867
Accrued expenses and taxes	6,176	5,729
Accrued compensation	11,153	10,379
Accrued interest expense	1,750	6,907
Accrued dividends	639	639

Total current liabilities	94,297	74,432

Senior unsecured notes	275,000	275,000
Deferred tax liability	6,400	5,690
Pension and post-retirement liabilities	6,276	6,572
Other liabilities	2,197	1,702

Total liabilities	384,170	363,396

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 shares issued and outstanding	213	213
Additional paid-in capital	239,517	239,621
Retained earnings	73,098	51,314
Accumulated other comprehensive loss	(25)	(160)

Total stockholders’ equity	312,803	290,988

Total liabilities and stockholders’ equity	$696,973	$654,384

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2008	2007

Revenues:
Manufacturing operations (including revenues from affiliates of $47,689 and $47,634 for the three months ended September 30, 2008 and 2007, respectively)	$205,107	$127,376

Railcar services (including revenues from affiliates of $3,392 and $4,289 for the three months ended September 30, 2008 and 2007, respectively)	12,141	12,515

Total revenues	217,248	139,891

Cost of revenue:
Manufacturing operations	(187,771)	(113,251)
Railcar services	(9,874)	(10,668)

Total cost of revenue	(197,645)	(123,919)
Gross profit	19,603	15,972

Selling, administrative and other (including costs related to affiliates of $151 both for the three months ended September 30, 2008 and 2007)	(6,602)	(6,835)

Earnings from operations	13,001	9,137

Interest income	1,693	3,986
Interest expense	(5,018)	(5,517)
Other income	1,750	—
Earnings from joint venture	509	115

Earnings before income tax expense	11,935	7,721
Income tax expense	(4,488)	(2,861)

Net earnings available to common shareholders	$7,447	$4,860

Net earnings per common share — basic	$0.35	$0.23
Net earnings per common share — diluted	$0.35	$0.23
Weighted average common shares outstanding — basic	21,302	21,302
Weighted average common shares outstanding — diluted	21,302	21,392

Dividends declared per common share	$0.03	$0.03
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2008	2007

Revenues:
Manufacturing operations (including revenues from affiliates of $136,134 and $93,558 for the nine months ended September 30, 2008 and 2007, respectively)	$566,754	$498,217

Railcar services (including revenues from affiliates of $11,617 and $12,622 for the nine months ended September 30, 2008 and 2007, respectively)	39,025	38,014

Total revenues	605,779	536,231

Cost of revenue:
Manufacturing operations	(511,813)	(435,389)
Railcar services	(31,459)	(31,198)

Total cost of revenue	(543,272)	(466,587)
Gross profit	62,507	69,644

Selling, administrative and other (including costs related to affiliates of $454 both for the nine months ended September 30, 2008 and 2007)	(19,596)	(20,884)

Earnings from operations	42,911	48,760

Interest income	5,955	10,046
Interest expense	(15,109)	(12,835)
Other income	3,486	—
Earnings from joint venture	909	731

Earnings before income tax expense	38,152	46,702
Income tax expense	(14,345)	(17,303)

Net earnings available to common shareholders	$23,807	$29,399

Net earnings per common share — basic	$1.12	$1.38
Net earnings per common share — diluted	$1.12	$1.38
Weighted average common shares outstanding — basic	21,302	21,265
Weighted average common shares outstanding — diluted	21,302	21,368

Dividends declared per common share	$0.09	$0.09
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2008	2007

Operating activities:
Net earnings	$23,807	$29,399
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,614	10,266
Amortization of deferred costs	609	482
Loss on disposal of property, plant and equipment	242	233
Realized gain on sale of short term investments	(2,589)	—
Realized gain on sale of total return swaps	(630)	—
Dividends received from short term investments — available-for-sale securities	(267)	—
Stock based compensation	590	1,992
Income related to reversal of stock based compensation for stock options	(411)	—
Excess tax benefits from stock option exercises	—	(241)
Change in joint venture investment as a result of earnings	(909)	(731)
Provision (benefit) for deferred income taxes	14	(737)
Provision for losses on accounts receivable	156	84
Changes in operating assets and liabilities:
Accounts receivable, net	(14,237)	255
Accounts receivable, due from affiliate	8,277	(3,921)
Inventories, net	(35,031)	2,375
Prepaid expenses	1,060	1,924
Accounts payable	20,996	(14,416)
Accounts payable, due to affiliate	2,813	1,005
Accrued expenses and taxes	(4,061)	4,344
Other	(697)	(1,331)

Net cash provided by operating activities	14,346	30,982

Investing activities:
Purchases of property, plant and equipment	(31,155)	(36,495)
Purchases of short term investments — available-for-sale securities	(27,857)	(100,596)
Sales of short term investments — available-for-sale securities	23,631	100,596
Dividends received from short term investments — available-for-sale securities	267	—
Realized gain on sale of total return swaps	630	—
Repayment of note receivable from affiliate (Ohio Castings Company, LLC)	494	165
Investment in joint venture	(566)	(8,840)
Sale of investment in joint venture	1,875	—

Net cash used in investing activities	(32,681)	(45,170)
See Notes to the Condensed Consolidated Financial Statements.
Continued

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2008	2007

Financing activities:
Common stock dividends	(1,917)	(1,912)
Proceeds from stock option exercises	—	1,985
Excess tax benefits from stock option exercises	—	241
Proceeds from issuance of senior unsecured notes, gross	—	275,000
Offering costs — senior unsecured notes issuance	—	(4,314)
Finance fees related to credit facility	(40)	(60)
Repayment of debt	(8)	(65)

Net cash provided by (used in) financing activities	(1,965)	270,875

Increase (decrease) in cash and cash equivalents	(20,300)	256,687
Cash and cash equivalents at beginning of period	303,882	40,922

Cash and cash equivalents at end of period	$283,582	$297,609

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months ended September 30, 2008 and 2007
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report attached on Form 10-K for the year ended December 31, 2007. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
Note 1 — Description of the Business
The condensed consolidated financial statements of the Company include the accounts of American Railcar Industries, Inc. and its wholly owned subsidiaries. Through its subsidiary, Castings, LLC (Castings), the Company has a one-third ownership interest in Ohio Castings Company, LLC (Ohio Castings), a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its subsidiary, ARI Component Venture, LLC, the Company has a 37.5% ownership interest in Axis, LLC (Axis), a limited liability company formed to produce railcar axles, for use or sale by the ownership group. Through its subsidiaries, American Railcar Mauritius I and American Railcar Mauritius II, the Company has a 50.0% ownership interest in a joint venture company in India, which was formed to produce railcars and railcar components in India for sale by the joint venture. Through its wholly owned subsidiary, ARI Longtrain, Inc. (Longtrain), the Company makes investments from time to time. All intercompany transactions and balances have been eliminated.
ARI manufactures railcars, custom designed railcar parts for industrial companies and railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (ARL). In addition, ARI provides fleet management and maintenance services for railcars owned by selected customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.3% and 0.4%, respectively, of total consolidated revenues for the three months ended September 30, 2008 and 2007. Canadian revenues were 0.4% and 0.3%, respectively, of total consolidated revenues for the nine months ended September 30, 2008 and 2007. Canadian assets were 0.3% and 0.2%, respectively, of total consolidated assets as of September 30, 2008 and December 31, 2007.
Note 2 — Accounting Policies and Recent Accounting Pronouncements
Short term investments
The Company’s investments in equity securities are classified as available-for-sale, based upon whether we intend to hold the investment for the foreseeable future, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Available-for-sale securities are reported at fair value on our balance sheet while unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders’ equity and when sold are reclassified out of stockholders’ equity to the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities is based on specific identification.

Derivative assets
The Company has entered into derivative contracts, specifically total return swap contracts. As required, the Company accounts for these derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138). The pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company did not use hedge accounting and accordingly, all unrealized gains and losses were reflected in our condensed consolidated statements of operations.
Recent accounting pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (or SFAS 158). SFAS 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the Plans) as an asset or liability in the 2006 year end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS 158 also requires the Company to measure the funded status of the Plans as of the year end balance sheet date not later than December 31, 2008. The Company adopted a portion of this standard as required at December 31, 2006. The Company adopted the other portion of this standard, related to the measurement of the funded status at year end, during the first quarter of 2008 and recorded a $0.1 million decrease to retained earnings.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141R), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to fiscal years beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year on January 1, 2009. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.
Note 3 — Short Term Investments — Available-for-Sale Securities
During January 2008, Longtrain purchased 1,530,000 shares of common stock of The Greenbrier Companies, Inc. (Greenbrier) in the open market. The Company believed that these shares represented approximately 9.5% of the issued and outstanding common stock of Greenbrier at the time of their purchase. This investment was made with the intention to enter into discussions regarding a possible business combination of the Company and Greenbrier. This investment is classified as a short term investment available-for-sale security in accordance with SFAS 115 as the Company does not intend on holding this investment long term.
In June 2008, it was disclosed that the parties were not at that time pursuing further discussions regarding a business combination. Subsequently, during June 2008, Longtrain sold 240,553 shares of Greenbrier at an average selling price of $22.00 per share. ARI recorded a realized gain of $0.9 million before tax on the sale of these shares.
During the third quarter of 2008, Longtrain sold another 916,106 shares of the common stock of Greenbrier in the open market for aggregate proceeds of $18.3 million resulting in a realized gain of $1.7 million before tax.
As of September 30, 2008, the market price of the common stock of Greenbrier was $19.51 per share, which resulted in the investment value of $7.3 million as of that date on the remaining 373,341 shares of Greenbrier that the Company owns. The Company believes this investment represents less than 5.0% of the issued and outstanding common stock of Greenbrier as of September 30, 2008. The resulting unrealized gain of $0.5 million was recognized as accumulated other comprehensive income within stockholder’s equity, net of deferred taxes.
Note 4 — Realized Gain on Derivatives — Total Return Swaps
During January 2008, Longtrain entered into total return swap agreements covering a total of 400,000 shares of common stock of Greenbrier. The total notional amount of these swap agreements was approximately $7.4 million, which represents the fair market value of the referenced shares at the time Longtrain entered into the agreements. During July and August 2008, all of the Company’s total return swap agreements were settled prior to their date of expiration in accordance with the terms of the agreements.
These agreements provided that Longtrain was entitled to receive in cash an amount equal to the increase in the value of the referenced shares, during the period from inception of the applicable agreement to its early settlement. In addition, at the time of an agreement’s early settlement, Longtrain is entitled to receive other payments based on dividend and other distributions made by Greenbrier in respect of the referenced shares during the specified time frame.
The agreements provided for cash settlement, and Longtrain did not own or have any right to acquire, vote, or direct the vote of, the shares referenced by the swap agreements. At the time of an agreement’s early settlement, Longtrain was also required to pay to its counterparty a floating rate equal to the product of the notional amount times the monthly London Interbank Offered Rate (LIBOR) plus 0.3%. Longtrain paid no other amounts to enter into these agreements.
The Company accounted for these swap agreements as derivatives with any resulting unrealized gain included in other income with a derivative asset on the balance sheet or any resulting unrealized loss accounted for as other loss with a derivative liability on the balance sheet. The settlement of the total return swap agreements resulted in a realized gain of $0.6 million for the nine months ended September 30, 2008.
Note 5 — Fair Value Measurements
The Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157), on January 1, 2008, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS 157, the Company does not adjust the quoted price for these investments, even in situations where they hold a large position and a sale could reasonably impact the quoted price.

•	Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•	Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
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
The following table summarizes the valuation of our investments by the above SFAS 157 fair value hierarchy levels as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets
Short term investments - available-for-sale securities	$7,284	$—	$—	$7,284

	$7,284	$—	$—	$7,284

Note 6 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Raw materials	$70,181	$52,322
Work-in-process	28,111	19,835
Finished products	24,988	24,023

Total inventories	123,280	96,180
Less reserves	(2,416)	(2,705)

Total inventories, net	$120,864	$93,475

Note 7 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment:

	September 30,	December 31,
	2008	2007
	(in thousands)
Property, plant and equipment
Buildings	$128,931	$117,899
Machinery and equipment	159,363	113,415

	288,294	231,314
Less accumulated depreciation	(100,680)	(86,907)

Net property, plant and equipment	187,614	144,407
Land	3,306	3,306
Construction in process	8,138	27,453

Total property, plant and equipment, net	$199,058	$175,166

Depreciation Expense
Depreciation expense for the three months ended September 30, 2008 and 2007 was $5.0 million and $3.5 million, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $14.6 million and $10.3 million, respectively.
Capitalized Interest
In conjunction with the Senior Unsecured Fixed Rate Notes offering described in Note 13, the Company began recording capitalized interest on certain property, plant and equipment capital projects. The amount of interest capitalized as of September 30, 2008 and December 31, 2007 was $2.7 million and $1.4 million, respectively.
Lease Agreement
In September 2008, the Company entered into an agreement to lease a fixed number of railcars to a third party for multiple years. The lease included a provision that allows the lessee to purchase any portion of the leased railcars at any time during the lease term for a stated market price, which approximates fair value. The agreement has been classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases (SFAS 13). As a result of applying the rules from SFAS 13 the leased railcars have been included in machinery and equipment and will be depreciated in accordance with the Company’s depreciation policy.
Note 8 — Goodwill
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
As required, the Company performed the goodwill valuation impairment test as of March 1, 2008. The valuation uses a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the 2008 annual impairment tests related to the goodwill generated from the Custom Steel acquisition.
Note 9 — Investment in Joint Venture — Ohio Castings
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
The carrying amount of the investment in Ohio Castings by Castings was $6.9 million and $5.8 million, respectively, at September 30, 2008 and December 31, 2007.
The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio as further discussed in Note 16. The value of our portion of the guarantee was immaterial at September 30, 2008, and has been recorded by the Company in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).
See Note 21 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary results of operations for Ohio Castings, the investee company, are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Sales	$26,709	$15,915	$73,679	$58,219

Earnings (loss) from operations	2,456	(51)	4,889	1,808

Net earnings	$2,554	$35	$5,099	$2,053

Note 10 — Investment in Joint Venture — Axis, LLC
In June 2007, ARI, through a wholly owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles at a facility to be constructed by the joint venture. The joint venture was initially owned 50.0% by both partners. During February 2008, two new partners purchased equity interests in Axis from each of the initial partners. ARI’s interest in Axis, after giving effect to the new partners, is 37.5%. The executive committee of the joint venture is comprised of one representative from each of the initial partners. Each representative has equal voting rights and equal decision-making rights for operational and strategic decisions of the joint venture.
Construction of the joint venture’s manufacturing facility is progressing and the facility is expected to be operational during the fourth quarter of 2008. As production has not begun for Axis, the joint venture is considered to be in the startup and construction phases. The joint venture is incurring startup costs related to design, training, staffing, and testing, in addition to interest expense on the funds borrowed under its credit agreement. The carrying amount of the investment in Axis was $6.1 million and $7.5 million at September 30, 2008 and December 31, 2007, respectively.
Summary results of operations for Axis are as follows:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
	(in thousands)
Sales	$—	$—

Loss from operations	(708)	(1,183)

Net loss	$(657)	$(1,655)

The Company uses the equity method to account for its investment in Axis. Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue. Advances and distributions are charged and credited directly to the investment account.
The Company, along with the other initial partner of Axis, has guaranteed a credit agreement entered into by Axis during December 2007, as further discussed in Note 16. The value of our portion of the guarantee, which was $0.5 million at September 30, 2008, has been recorded by the Company in accordance with FIN 45.
The risk of loss to the Company is limited to its investment in Axis and the portion of Axis’ debt, which the Company has guaranteed.
Note 11 — Investment in Joint Venture — India joint venture
In June 2008, the Company, through a wholly owned subsidiary, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. The joint venture is owned 50.0% by both partners. Each partner has agreed to make limited, equal capital contributions to the joint venture. As of September 30, 2008, no equity investment had been made.
Note 12 — Warranties
The Company provides limited warranties on certain products for periods ranging from one year for parts and services to five years on new railcars. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company assesses the adequacy of its warranty liability based on changes in these factors.
As a result of experiencing lower claims than expected in 2007, ARI reduced its estimated warranty liability for its railcar manufacturing facilities during the first quarter of 2008. The overall change in the Company’s warranty reserve, including the aforementioned reduction, is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Liability, beginning of period	$2,300	$2,204	$2,503	$1,753
Provision for new warranties issued	347	697	1,322	1,732
Reduction of estimated warranty liability	—	—	(592)	—
Warranty claims	(379)	(548)	(965)	(1,132)

Liability, end of period	$2,268	$2,353	$2,268	$2,353

Note 13 — Long Term Debt
Long term debt consists of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Revolving line of credit	$—	$—
Senior unsecured notes	275,000	275,000
Other	—	8

Total long-term debt, including current portion	$275,000	$275,008
Less current portion of debt	—	8

Total long-term debt, net of current portion	$275,000	$275,000

Revolving Line of Credit
The Company has an Amended and Restated Credit Agreement in place, providing for the terms of the Company’s revolving credit facility with Capital One Leverage Finance Corporation, as administrative agent for various lenders. The Company had no borrowings outstanding as of September 30, 2008 and has had no borrowings outstanding under this revolving credit facility since its inception in January 2006. The note bears interest at various rates based on LIBOR or prime.
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
Compliance with the coverage and leverage ratios is not required unless the Company’s excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days). Under this circumstance, the Company’s coverage ratio must not be less than 1.2 to 1.0 on a quarterly and annual basis. Under this circumstance and if the Company has incurred debt during the quarter, the leverage ratio must not be greater than 4.0 to 1.0 on a quarterly and annual basis. At September 30, 2008, the Company had $97.7 million of availability under the revolving credit facility.
As of September 30, 2008, the Company was not required to test the coverage and leverage ratios. The Company has declared quarterly dividends of $0.03 per common share since its initial public offering in January 2006 through the third quarter of 2008, and none of those declarations has breached any covenants in the revolving credit agreement.
Mortgage Note
The Company had a mortgage note outstanding at December 31, 2007 that was paid off in January 2008.
Senior Unsecured Fixed Rate Notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007. The fair value of these notes was approximately $243.4 million at September 30, 2008.
The notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the notes is payable semi-

annually in arrears on March 1 and September 1. The terms of the notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These covenants become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. The Company was in compliance with all of its covenants under the notes as of September 30, 2008.
ARI may redeem up to 35.0% of the Notes, prior to or on March 1, 2010, at a redemption price of 107.5% of their principal amount, plus accrued and unpaid interest with money that the Company raises from one or more qualified equity offerings. Prior to March 1, 2011, the notes may be redeemed in whole or in part using cash from operations at a redemption price equal to 100.0% of the applicable principal amount, plus an applicable premium as defined in the notes agreement. Commencing on March 1, 2011, the redemption price is set at 103.8% of the principal amount of the Notes plus accrued and unpaid interest, and declines annually until it is reduced to 100.0% of the principal amount of the Notes plus accrued and unpaid interest from and after March 1, 2013.
Note 14 — Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (FIN 48) in 2007. As of December 31, 2007, the Company had unrecognized tax benefits of $1.5 million, of which $1.4 million, if reversed, would impact the effective tax rate. As of September 30, 2008, the Company’s unrecognized tax benefits are $1.4 million.
During 2007, the Internal Revenue Service completed an examination of the Company’s 2004 and 2005 Federal income tax returns. The adjustment related to this examination was an insignificant amount and did not result in a material change to the results of operations or financial condition of the Company.
It is possible that amounts for unrecognized tax benefits, attributable to accounting methods, could change over the next year, due to statutes expiring and/or changes in uncertain tax positions. Such a change is estimated to be in the range of $0.3 million to $1.0 million. The statute of limitations on the Company’s 2005, 2006 and 2007 Federal income tax returns will expire on September 15, 2009, 2010 and 2011, respectively.
The Company’s state income tax returns for the 2004 through 2007 tax years remain open to examination by various state authorities with the latest closing period on November 15, 2011. The Company’s foreign subsidiary’s income tax returns for the 2004 through 2007 tax years remain open to examination by the Canadian tax authority.
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
As required under SFAS 158, the Company has changed its measurement date from October 1 to December 31. For 2007, we used a valuation date of October 1. For 2008, the Company will change its valuation date to December 31. ARI chose to use the valuation performed as of October 1, 2007 and apply it over the fifteen months from October 2007 through December 2008 as permitted under SFAS 158. The net periodic benefit cost for both the pension plans and the postretirement plan was recognized by allocating three months of the cost to retained earnings and recognizing the remaining twelve months of expense over the course of 2008. Thus, during the first quarter of 2008, the Company recognized a $0.1 million decrease to retained earnings as a result of implementing the measurement date provisions under SFAS 158.
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$74	$60	$222	$181
Interest cost	254	241	762	722
Expected return on plan assets	(271)	(240)	(815)	(720)
Amortization of unrecognized net gain	42	52	128	155
Amortization of unrecognized prior service cost	3	—	11	—
Prior service cost recognized	—	(1)	—	(1)

Net periodic benefit cost recognized	$102	$112	$308	$337

	Postretirement		Postretirement
	Benefits		Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$16	$32	$47	$97
Interest cost	58	75	173	224
Amortization of prior service cost	4	5	14	14
Amortization of loss	(11)	13	(35)	38

Net periodic benefit cost recognized	$67	$125	$199	$373

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Pension	$102	$112	$308	$337
Postretirement	67	125	199	373

Total net periodic benefit cost recognized for both plans	$169	$237	$507	$710

The Company also maintains a qualified defined contribution plan, which provides benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.3 million and $0.2 million for the three months ended September 30, 2008 and 2007. Expenses related to these plans were $0.7 million for both the nine months ended September 30, 2008 and 2007.
Note 16 — Commitments and Contingencies
In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $3.7 million was outstanding as of September 30, 2008. ARI also has guaranteed a $2.0 million state loan that provides for purchases of capital equipment, of which $1.0 million was outstanding as of September 30, 2008. The two other partners of Ohio Castings have made identical guarantees of these obligations.
One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50.0% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the first to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of September 30, 2008, Axis had approximately $25.8 million outstanding under the credit agreement of which our exposure is 50.0%. The Company’s guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture has made an identical guarantee relating to this credit agreement.
The Company is subject to comprehensive Federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse affect on the Company. ARI is involved in investigation and remediation activities at properties that it now owns or leases to address historical contamination and potential contamination by third parties. The Company is also involved with state agencies in the cleanup of two sites under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to ARI in 1994 by ACF Industries LLC (ACF), an affiliate of Mr. Carl Icahn, and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to ARI, ARI would be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
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
The Company entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at its railcar production facilities. The agreements have a minimum purchase volume requirement over the life of the contracts totaling $64.9 million. In 2006 and 2007 combined, ARI purchased $37.5 million under these two contracts. In 2008 and 2009, ARI expects to purchase $25.5 million and $1.9 million, respectively, under these agreements.
In 2005, ARI entered into supply agreements with a supplier for two types of steel plate. The agreements are for five years and are cancelable by either party, with proper notice after two years. The agreement commits ARI to buy a percentage of its production needs from this supplier at prices that fluctuate with market conditions.
In 2006, ARI entered into an agreement with two parties, including one of the members of the Ohio Castings joint venture and an affiliate of one of the members of the Ohio Castings joint venture, to purchase a minimum of 60.0% of certain of our railcar component requirements for the years 2007, 2008 and 2009.
During the third quarter of 2008, the Company entered into contracts to purchase a fixed volume of natural gas for a period of twelve months, of which, a portion of the volume was agreed to at a fixed price for a period of six months beginning in October 2008. The objective of entering into this contract was to fix the price of a portion of the Company’s purchases of this commodity it uses in the manufacturing process.
Note 17 — Comprehensive Income
The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net earnings	$7,447	$4,860	$23,807	$29,399
Adjustment for realized gains included in net earnings	(1,035)	—	(1,615)	—
Unrealized gain (loss) on available-for-sale securities	(1,350)	—	286	—
Foreign currency translation adjustment	(85)	84	(155)	190

Comprehensive income	$4,977	$4,944	$22,323	$29,589

Note 18 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,
	2008		2007
Weighted average basic common shares outstanding	21,302,296		21,302,296
Dilutive effect of employee stock options	—	(1)	89,820

Weighted average diluted common shares outstanding	21,302,296		21,392,116

	Nine Months Ended September 30,
	2008		2007
Weighted average basic common shares outstanding	21,302,296		21,264,574
Dilutive effect of employee stock options	—	(1)(2)	103,532	(2)

Weighted average diluted common shares outstanding	21,302,296		21,368,106

(1)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the three and nine months ended September 30, 2008. These options would have resulted in an antidilutive effect to the earnings per share calculation.

(2)	Stock options to purchase 75,000 shares of common stock were not included in the calculation for diluted earnings per share for the three and nine months ended September 30, 2008, and the nine months ended September 30, 2007. These options would have resulted in an antidilutive effect to the earnings per share calculation. During the second and third quarters of 2008, these stock options were forfeited/cancelled without exercise.
Note 19 — Stock-Based Compensation
The Company accounts for stock-based compensation granted under the 2005 equity incentive plan, as amended (the 2005 Plan) under the recognition and measurement principles of SFAS No. 123(R), Stock-based Compensation, (SFAS 123 (R)) and its related provisions. Stock-based compensation is expensed using a graded vesting method over the vesting period of the instrument.
The following table presents the amounts for stock-based compensation expense incurred by ARI and the corresponding line items on the statement of operations that they are classified within:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Stock-based compensation expense:
Cost of revenue: manufacturing operations	$27	$83	$58	$188
Cost of revenue: railcar services	3	11	6	21
Selling, administrative and other	165	586	115	1,783

Total stock-based compensation expense	$195	$680	$179	$1,992

Stock Options
As a result of the June 2008 resignation of the Company’s former Chief Financial Officer, William Benac, 50,001 options to purchase common stock were cancelled. These options had an exercise price of $35.69 per share. As a result of the cancellation of these options, the Company recognized income of $0.4 million during the second quarter of 2008 as a result of reversing expense recorded in accordance with SFAS 123 (R). Options to purchase 24,999 shares of common stock vested on April 3, 2008 and per the stock option agreement, expired on September 16, 2008 without exercise.

The Company recognized $0.1 million and $0.3 million, respectively, during the three months ended September 30, 2008 and 2007 related to stock option grants made during 2006 under the 2005 Plan.
The Company recognized $0.4 million (exclusive of the income mentioned above) and $1.0 million, respectively, of compensation expense during the nine months ended September 30, 2008 and 2007 related to stock option grants made during 2006 under the 2005 Plan.
The following is a summary of option activity under the 2005 Plan for January 1, 2008 through September 30, 2008:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2008	465,353	$23.37
Cancelled / Forfeited	(75,000)

Outstanding at the end of the period, September 30, 2008	390,353	$21.00	27 months	$7.28	$— (1)

Exercisable at the end of the period, September 30, 2008	228,726	$21.00	27 months	$7.28	$— (1)

(1)	Options to purchase 390,353 shares, of which 228,726 are exercisable, of the Company’s common stock have exercise prices that are above market price, based on the closing market price of $16.04 per share of the Company’s common stock on the last business day of the period ended September 30, 2008.
No options have been exercised in 2008. Options to purchase 94,523 shares of the Company’s common stock were exercised during the nine months ended September 30, 2007. The Company realized a tax benefit of $0.5 million related to these option exercises.
As of September 30, 2008, unrecognized compensation costs related to the unvested portion of stock options were $0.1 million and are expected to be recognized over a period of three months.
As of September 30, 2008, an aggregate of 515,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.
Restricted Stock Award
During 2006, the Company issued 285,714 restricted shares of the Company’s common stock to its Chief Executive Officer. This restricted stock grant became fully vested in January 2007. All shares under this grant are now transferable without contractual restrictions.
The Company recognized zero and $0.3 million, respectively, of compensation expense during the nine months ended September 30, 2008 and 2007, for this restricted stock grant.
Stock Appreciation Rights
The compensation committee of the board of directors of the Company granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan during April 2007, April 2008, and September 2008.

All of the SARs granted in 2007 and 195,400 of the SARs granted in 2008 vest in 25.0% increments on the first, second, third and fourth anniversaries of the grant date. Each holder must remain employed by the Company through each such date in order to vest in the corresponding number of SARs.
Additionally, 77,500 of the SARs granted in 2008 similarly vest in 25.0% increments on the first, second, third and fourth anniversaries of the grant date, but only if the closing price of the Company’s common stock achieves a specified price target during the preceding calendar year for twenty trading days during any sixty day trading day period. If the Company’s common stock does not achieve the specified price target during any such calendar year, the applicable portion of these performance-based SARs will not vest. Each holder must further remain employed by the Company through each anniversary of the grant date in order to vest in the corresponding number of SARs.
The SARs have exercise prices that represent the closing price of the Company’s common stock on the date of grant. Upon the exercise of any SAR, the Company shall pay the holder, in cash, an amount equal to the excess of (A) the aggregate fair market value (as defined in the Plan) in respect of which the SARs are being exercised, over (B) the aggregate exercise price of the SARs being exercised, in accordance with the terms of the Stock Appreciation Rights Agreement (the SAR Agreement). The SARs are subject in all respects to the terms and conditions of the Plan and the SAR Agreement, which contain non-solicitation, non-competition and confidentiality provisions.
The following table provides an analysis of SARs granted in 2008 and 2007:

	2008 Grants	2007 Grant
Grant date	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding	272,900	257,000
Weighted Avg Exercise price	$20.81	$29.49
Contractual term	7 years	7 years

September 30, 2008 SARs Black Scholes Valuation Components:
Stock volatility range	35.5% - 38.3%	37.5% - 39.3%
Expected life range	3.6 - 5.5 years	2.8 - 4.0 years
Risk free interest rate range	2.0% - 2.7%	2.0% - 2.7%
Dividend yield	0.4%	0.4%
Forfeiture rate	9.0%	2.0%
The exercise prices represent the closing price of the Company’s common stock on the date of grant. The SARs have a term of seven years. As there was not adequate history with the stock prices of the Company at the time of the grant, the stock volatility rate was determined using historical volatility rates for several other similar companies within the railcar industry. The expected life ranges represent the use of the simplified method prescribed by the SEC in Staff Accounting Bulletin (SAB) No. 107 and SAB No. 110, which uses the average of the vesting period and expiration period of each group of SARs that vest equally over a four-year period. The interest rates used were the government Treasury Bill rate on the date of valuation. Dividend yield was determined using the historical dividend rate of the Company. The forfeiture rate used was based on a Company estimate of expected forfeitures over the contractual life of each grant of SARs for each period.
The Company recognized $0.1 million and $0.4 million of compensation expense during the three months ended September 30, 2008 and 2007, respectively, related to SARs granted under the 2005 Plan.
The Company recognized $0.2 million and $0.7 million, respectively, of compensation expense during the nine months ended September 30, 2008 and 2007 related to SARs granted under the 2005 Plan.
The following is a summary of SARs activity under the 2005 Plan for January 1, 2008 through September 30, 2008:

			Weighted
	Stock	Weighted	Average	Weighted	Aggregate
	Appreciation	Average	Remaining	Average	Intrinsic
	Rights	Exercise	Contractual	Fair Value	Value
	(SARs)	Price	Life	of SARs	($000)

Outstanding at the beginning of the period, January 1, 2008	273,800	$29.49
Cancelled / Forfeited	(18,300)
Granted	274,400	$20.81

Outstanding at the end of the period, September 30, 2008	529,900	$25.02	73 months	$2.63	$— (1)

Exercisable at the end of the period, September 30, 2008	68,000	$29.49	66 months	$1.70	$— (1)

(1)	SARs that total 529,900 units, of which 68,000 are vested and exercisable, have exercise prices that are above market price, based on the closing market price of $16.04 for a share of the Company’s common stock on the last business day of the quarter ended September 30, 2008.
As of September 30, 2008, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $0.9 million and were expected to be recognized over a period of 41 months.
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

Manufacturing Services Agreement

Under a manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended September 30, 2008 and 2007, ARI purchased inventory of $5.3 million and $10.1 million, respectively, of components from ACF. In the nine months ended September 30, 2008 and 2007, ARI purchased inventory of $15.5 million and $35.2 million, respectively, of components from ACF. Such amounts are included under manufacturing operations cost of revenues on the condensed consolidated statement of operations. The agreement automatically renews unless written notice is provided by the Company.

Supply Agreement

Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement was immaterial for both the three months ended September 30, 2008 and 2007. Revenue recorded under this arrangement was $0.1 million and immaterial, respectively, for the nine months ended September 30, 2008 and 2007. Such amounts are included under manufacturing operations revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

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

Railcar Manufacturing Agreement

In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which the Company agreed to purchase certain of its requirements for tank railcars from ACF. Under the terms of the manufacturing agreement, ARI agreed to purchase at least 1,400 tank railcars from ACF with delivery expected to be completed in early 2009. The profit realized by ARI upon sale of the tank railcars to its customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, ARI has and will continue to pay ACF half the profits realized. The term of the agreement is for five years. Either party may terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions. The agreement may also be terminated immediately upon the happening of certain extraordinary events.

On September 23, 2008, a termination letter was received from ACF regarding this agreement effective the later of the completion of 1,400 tank railcars or March 23, 2009. No additional fees or penalties will be incurred or received by the Company other than discussed above.

In the three months ended September 30, 2008, ARI incurred costs under this agreement of $5.7 million in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs. In the nine months ended September 30, 2008, ARI incurred costs under this agreement of $14.6 million in connection with railcars that were manufactured and delivered to customers during that period. In both the three and nine months ended September 30, 2007, ARI incurred costs under this agreement of $0.6 million. The costs incurred included start-up costs at the ACF facility along with the costs related to shipments of a small number of railcars. Such amounts are included under manufacturing operations cost of revenue on the condensed consolidated statement of operations.

The Company recognized revenue of $31.7 million and $0.6 million, respectively, related to railcars shipped under this agreement in the three months ended September 30, 2008 and 2007. The Company recognized revenue of $73.2 million and $0.6 million, respectively, related to railcars shipped under this agreement in the nine months ended September 30, 2008 and 2007. Such amounts are included under manufacturing operations revenue on the condensed consolidated statement of operations.

The Company has the following agreements with ARL:
Railcar Servicing Agreement and Fleet Services Agreement

Under a railcar servicing agreement entered into in 2005, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. For the three months ended September 30, 2007, revenue of $4.3 million was recorded under this arrangement. For the nine months ended September 30, 2007, revenue of $12.6 million was recorded under this arrangement. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

Effective as of January 1, 2008, the Company entered into a new fleet services agreement with ARL, which replaced the 2005 railcar servicing agreement described above. The new agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the new agreement, the Company continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. The Company currently provides such repair and maintenance services for approximately 23,400 railcars for ARL. The new agreement extends through December 31, 2010, and is automatically renewed for additional one year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate the new agreement. For the three months ended September 30, 2008, revenue of $3.4 million was recorded under this agreement. For the nine months ended September 30, 2008, revenue of $11.6 million was recorded under this agreement. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

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

Total fees paid to ARL under these agreements were $0.2 million for both the three months ended September 30, 2008 and 2007. Total fees paid to ARL under these agreements were $0.5 million for both the nine months ended September 30, 2008 and 2007. The fees paid to ARL are included in selling, administrative and other costs related to affiliates on the condensed consolidated statement of operations.

Trademark License Agreement

Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI receives annual fees of $1,000 in exchange for this license.

ARL Sales Contracts

In March 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 railcars in 2007. The agreement also included an option for ARL to purchase up to an additional 300 railcars in 2007 and an additional 1,400 railcars in 2008. ARL exercised the option to purchase 71 additional railcars in 2007 and exercised the option to purchase 1,400 additional railcars in 2008. Revenue for these railcars sold to ARL is included under manufacturing operations revenue from affiliates on the accompanying condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

In September 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 500 railcars in both 2008 and 2009.
The Company has the following agreements with other affiliated parties:
Ohio Castings has a loan outstanding under a promissory note, which is due in November 2008. The note bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in November 2008. This note receivable is included in Investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $0.7 million and $1.2 million, respectively, at September 30, 2008 and December 31, 2007.

In connection with the Company’s investment in Ohio Castings, ARI has a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $3.7 million was outstanding as of September 30, 2008. ARI also has a guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $1.0 million was outstanding as of September 30, 2008. The two other partners of Ohio Castings have made identical guarantees of these obligations.

One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50.0% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the first to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of September 30, 2008, Axis had approximately $25.8 million outstanding under the credit agreement of which our exposure is 50.0%. The Company’s guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture has made an identical guarantee relating to this credit agreement.

The Company leases certain facilities from an entity owned by its Chief Executive Officer. Expenses paid to related parties for these facilities were $0.2 million for both the three months ended September 30, 2008 and 2007. Expenses paid to related parties for these facilities were $0.7 million for both the nine months ended September 30, 2008 and 2007.

In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase railcar axles from a facility to be constructed by the joint venture. Production is not expected to begin until the fourth quarter of 2008.

Financial Information for Transactions with Affiliates
As of September 30, 2008, amounts due from affiliates were $8.9 million in accounts receivable from ACF, Ohio Castings and ARL. As of December 31, 2007, amounts due from affiliates represented $17.2 million in receivables from ACF, Ohio Castings and ARL.
As of September 30, 2008 and December 31, 2007, amounts due to affiliates included $5.7 million and $2.9 million, respectively, in accounts payable to ACF, Ohio Castings and ARL.
Cost of railcar manufacturing for the three months ended September 30, 2008 and 2007 included $23.3 million and $9.7 million, respectively, in railcar products produced by Ohio Castings. Cost of railcar manufacturing for the nine months ended September 30, 2008 and 2007 included $60.7 million and $39.5 million, respectively, in railcar products produced by Ohio Castings.
Inventory at September 30, 2008 and December 31, 2007 includes $7.5 million and $4.1 million, respectively, of purchases from Ohio Castings. Approximately $0.7 million and $0.5 million of costs, respectively, were eliminated at September 30, 2008 and December 31, 2007, as it represented profit from a related party for inventory still on hand.
Note 22 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2008	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$205,107	$12,141	$—	$—	$217,248
Intersegment revenues	177	47	—	(224)	—
Cost of revenue — external customers	(187,771)	(9,874)	—	—	(197,645)
Cost of intersegment revenue	(147)	(38)	—	185	—

Gross profit	17,366	2,276	—	(39)	19,603
Selling, administrative and other	(1,639)	(470)	(4,493)	—	(6,602)

Earnings (loss) from operations	$15,727	$1,806	$(4,493)	$(39)	$13,001

For the Three Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2007	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$127,376	$12,515	$—	$—	$139,891
Intersegment revenues	197	41	—	(238)	—
Cost of goods sold — external customers	(113,251)	(10,668)	—	—	(123,919)
Cost of intersegment sales	(92)	(36)	—	128	—

Gross profit	14,230	1,852	—	(110)	15,972
Selling, administrative and other	(1,844)	(530)	(4,461)	—	(6,835)

Earnings (loss) from operations	$12,386	$1,322	$(4,461)	$(110)	$9,137

For the Nine Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2008	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$566,754	$39,025	$—	$—	$605,779
Intersegment revenues	540	139	—	(679)	$—
Cost of revenue — external customers	(511,813)	(31,459)	—	—	$(543,272)
Cost of intersegment revenue	(433)	(114)	—	547	$—

Gross profit	55,048	7,591	—	(132)	62,507
Selling, administrative and other	(5,594)	(1,515)	(12,487)	—	(19,596)

Earnings (loss) from operations	$49,454	$6,076	$(12,487)	$(132)	$42,911

For the Nine Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2007	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$498,217	$38,014	$—	$—	$536,231
Intersegment revenues	824	225	—	(1,049)	—
Cost of revenue — external customers	(435,389)	(31,198)	—	—	(466,587)
Cost of intersegment revenue	(692)	(211)	—	903	—

Gross profit	62,960	6,830	—	(146)	69,644
Selling, administrative and other	(5,653)	(1,621)	(13,610)	—	(20,884)

Earnings (loss) from operations	$57,307	$5,209	$(13,610)	$(146)	$48,760

	Manufacturing	Railcar	Corporate &
As of	Operations	Services	all other	Eliminations	Totals
	(in thousands)
September 30, 2008
Total assets	$377,351	$36,485	$283,137	$—	$696,973
December 31, 2007
Total assets	$320,313	$37,243	$296,828	$—	$654,384
Manufacturing Operations
Manufacturing revenues from affiliates were 22.0% and 34.1% of total consolidated revenues for the three months ended September 30, 2008 and 2007, respectively. Manufacturing revenues from affiliates were 22.5% and 17.4% of total consolidated revenues for the nine months ended September 30, 2008 and 2007, respectively.
Manufacturing revenues from one significant customer totaled 52.0% and 34.1% of total consolidated revenues for the three months ended September 30, 2008 and 2007, respectively. Manufacturing revenues from one significant customer totaled 44.7% and 54.2% of total consolidated revenues for the nine months ended September 30, 2008 and 2007, respectively.
Manufacturing revenues from two significant customers were 74.3% and 66.6% of total consolidated revenues for the three months ended September 30, 2008 and 2007, respectively. Manufacturing revenues from two significant customers were 67.3% and 71.7% of total consolidated revenues for the nine months ended September 30, 2008 and 2007, respectively.
Manufacturing receivables from one significant affiliated customer were 13.7% and 31.3% of total consolidated accounts receivable at September 30, 2008 and December 31, 2007, respectively. Manufacturing receivables from two significant customers were 53.1% and 51.2% of total consolidated accounts receivable at September 30, 2008 and December 31, 2007, respectively.
Railcar services
Railcar services revenues from affiliates were 1.6% and 3.1% of total consolidated revenues for the three months ended September 30, 2008 and 2007, respectively. Railcar services revenues from affiliates were 1.9% and 2.4% of total consolidated revenues for the nine months ended September 30, 2008 and 2007, respectively.
No single railcar services customer accounted for more than 10.0% of total consolidated revenue for the three and the nine months ended September 30, 2008 and 2007. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of September 30, 2008 and December 31, 2007.
Note 23 — Supplemental Cash Flow Information
ARI received interest income of $4.2 million and $10.1 million for the nine months ended September 30, 2008 and 2007, respectively.
ARI paid interest expense of $20.9 million and $10.6 million for the nine months ended September 30, 2008 and 2007, respectively.
ARI paid taxes of $14.6 million and $16.5 million for the nine months ended September 30, 2008 and 2007, respectively.
On January 1, 2007, ARI recorded a $1.6 million liability that was reclassed from a deferred tax liability account related to our unrecognized tax liability in accordance with FIN 48.
In August 2008, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of October 6, 2008 that was paid on October 20, 2008.
In August 2007, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of October 5, 2007 that was paid on October 19, 2007.
During the nine months ended September 30, 2008, the Company recorded an unrealized gain on its short term investments of $0.5 million, which was recorded to accumulated other comprehensive income within stockholders equity, net of taxes.
Note 24 — Subsequent Events
In October 2008, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of January 9, 2008 that will be paid on January 23, 2008.
On October 22, 2008, the Company entered into a forward option agreement to purchase a total of $6.6 million Canadian Dollars for $5.3 million in pre-determined increments from October 27, 2008 to April 30, 2009, to be used for capital expenditures at its Canadian facility.
Ohio Castings has a promissory note, payable to Castings, of which $0.7 million was outstanding at September 30, 2008. The promissory note was amended to allow for interest only payments upon sufficient notification and the final installment date was adjusted from November 2008 to August 2009. No other changes were made to the agreement as described in Notes 9, 16, and 21.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, financial position or performance to be materially different from any future results, financial position or performance expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, including without limitation:
•	the cyclical nature of our business and adverse economic and market conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and the potential for any of those significant customers to become a credit risk, which might be heightened by current credit market conditions;

•	the highly competitive nature of our industry;

•	risks associated with the conversion of our railcar backlog into revenues, including pricing provisions in some contracts we have with our customers;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing and our ability to maintain relationships with our suppliers of railcar components and raw materials;

•	the risk of damage to our primary railcar manufacturing facilities or equipment in Paragould or Marmaduke, Arkansas;

•	the variable purchase patterns of our railcar customers and the timing of completion, delivery and acceptance of customer orders;

•	risks associated with our capital expenditure projects, and those of joint ventures in which we are involved, including, without limitation:
o	construction delays;

o	unexpected costs;

o	other risks typically associated with the construction of new manufacturing facilities;
•	our dependence on our key personnel and the risk that we may lose skilled, trained, qualified production and management employees in relation to production slowdowns or any other significant factor that could cause us to lose these employees;

•	risks associated with our changing business including, without limitation:
o	potential for labor shortages

o	the need to implement improvements to our infrastructure to accommodate growth or changing market conditions; and

o	risks and costs associated with those improvements;
•	the difficulties of integrating any businesses we might acquire with our own;

•	the uncertainty of acceptance of our new railcar offerings by our customers or that our new offerings may not be initially profitable, if at all;

•	the cost of complying with environmental and health and safety laws and regulations;

•	the costs associated with complying with various regulations associated with being a public company;

•	our joint ventures, including Ohio Castings, Axis and our recent India joint venture, and those that we may enter into with future joint venture partners, and our relationships with our partners in those joint ventures may not be successful

•	our relationship with Mr. Carl Icahn (our principal beneficial stockholder and the chairman of our board of directors) and his affiliates as a purchaser of our products, supplier of components to us and as a provider of significant managerial support;

•	potential failure by ACF, an affiliate of Mr. Carl Icahn, to honor its indemnification obligations to us;

•	potential risk of increased unionization of our workforce;

•	our ability to manage our pension costs;

•	potential significant warranty claims;

•	covenants in our revolving credit facility, as amended, our unsecured senior notes and other agreements as they presently exist, governing our indebtedness that limit our management’s discretion in the operation of our businesses;

•	substantial indebtedness resulting from our outstanding notes could adversely affect our operations and financial results and prevent us from fulfilling our obligations;

•	our ability to incur substantially more debt could further exacerbate the risks associated with our substantial indebtedness;

•	we may not be able to generate sufficient cash flow to service all of our obligations, including our obligations relating to the unsecured senior notes;

•	we may not be able to protect our intellectual property and prevent its improper use by third parties;

•	our products could infringe the intellectual property rights of others, which could lead to litigation and potential significant damages;

•	we may incur increased insurance claims and expenses, which could adversely affect profitability;

•	our failure to comply with agency regulations could adversely affect our financial results;

•	the railroad industry could consolidate further, which could adversely affect our operations;

•	we could experience a reduction in the availability of energy supplies or an increase in energy costs;

•	we may be required to reduce the value of our inventory, long-lived assets and/or goodwill according to generally accepted accounting principles;

•	our stock price is subject to volatility;

•	our stock price could fluctuate as a result of sales by Mr. Carl Icahn or any other significant stockholder;

•	Mr. Carl Icahn exerts significant influence over us and his interest may conflict with the interest of our other stockholders;

•	we are not subject to all the NASDAQ corporate governance requirements due to our “controlled company” status; and

•	we could be limited in our ability to pay dividends.
Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk factors” in our Annual Report on Form 10-K filed on February 22, 2008 (the Annual Report), as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. We qualify all of our forward-looking statements by these cautionary statements.
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
As a result of the current market conditions, we have slowed production in the fourth quarter at our hopper railcar facility in Paragould, Arkansas and begun evaluating our capacity and production schedules for 2009.
We continue to see favorable labor efficiencies and overhead cost control at most of our locations including our tank railcar manufacturing complex that includes our flexible railcar manufacturing plant. The additional manufacturing capacity provided by this new flexible plant along with our manufacturing agreement with ACF have led to increased tank railcar shipments for us in 2008 compared to 2007. ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder and the chairman of our board of directors. Our railcar services group has performed well thus far in 2008 due to a favorable mix of work.
RESULTS OF OPERATIONS
Three Months ended September 30, 2008 compared to Three Months ended September 30, 2007
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	September 30,	September 30,
	2008	2007

Revenues:
Manufacturing Operations	94.4%	91.1%
Railcar services	5.6%	8.9%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing	(86.5%)	(81.0%)
Cost of railcar services	(4.5%)	(7.6%)

Total cost of revenues	(91.0%)	(88.6%)
Gross profit	9.0%	11.4%
Selling, administrative and other	(3.0%)	(4.9%)

Earnings from operations	6.0%	6.5%
Interest income	0.8%	2.8%
Interest expense	(2.3%)	(3.9%)
Other income	0.8%	0.0%
Earnings from joint venture	0.2%	0.1%

Earnings before income tax expense	5.5%	5.5%
Income tax expense	(2.1%)	(2.0%)

Net earnings	3.4%	3.5%

Revenues
Our revenues for the three months ended September 30, 2008 increased 55.3% to $217.2 million from $139.9 million in the three months ended September 30, 2007. This increase was primarily due to increased revenues from our manufacturing operations.
Our manufacturing operations revenues for the three months ended September 30, 2008 increased 61.0% to $205.1 million from $127.4 million for the three months ended September 30, 2007. The primary reasons for the increase in revenue were due to an increase in volume driven by tank railcar shipments from the new flexible railcar manufacturing plant, additional tank railcars shipped under our ACF manufacturing agreement, and the impact of low hopper railcar production levels in the third quarter of 2007. Additionally, we saw an increase in average selling prices for most railcars shipped in the third quarter of 2008 compared to the third quarter of 2007, driven by increased material cost. For most of these shipments in the third quarter of 2008, we were able to recover this increased material cost in the selling price of the railcars. These factors were partially offset by competitive pricing for hopper railcars. During the three months ended September 30, 2008, we shipped a total of 2,116 railcars compared to 1,276 railcars in the same period of 2007.
For the three months ended September 30, 2008, our manufacturing operations included $47.7 million, or 22.0% of our total consolidated revenues, from transactions with affiliates, compared to $47.6 million, or 34.1% of our total consolidated revenues in the three months ended September 30, 2007. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl Icahn.
Our railcar services revenues in the three months ended September 30, 2008 decreased to $12.1 million compared to $12.5 million of revenue for the three months ended September 30, 2007. This decrease was primarily attributable to our repair business in Texas being affected by Hurricane Ike with significant power outages for several days during the quarter. For the third quarter of 2008, our railcar services revenues included $3.4 million, or 1.6% of our total consolidated revenues, from transactions with affiliates, compared to $4.3 million, or 3.1% of our total revenues, in the third quarter of 2007.
Gross Profit
Our gross profit increased to $19.6 million in the three months ended September 30, 2008 from $16.0 million in the three months ended September 30, 2007. Our gross profit margin decreased to 9.0% in the third quarter of 2008 from 11.4% in the third quarter of 2007, driven primarily by a decrease in our gross profit margins generated from our manufacturing operations.
Gross profit for our manufacturing operations increased $3.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to increased hopper and tank railcar shipments partially offset by the decreased gross profit margin. Gross profit margin for our manufacturing operations was 8.5% in the three months ended September 30, 2008, a decrease from 11.1% in the three months ended September 30, 2007 primarily attributable to lower margins on hopper railcars as a result of competitive pricing. Also driving this change were increased material costs and surcharges on some hopper railcars that we could not recover through higher selling prices. These increased material costs and surcharges that we were able to recover through increased selling prices on most railcars had a negative effect on gross profit margin. This change was partially offset by the higher volume of tank railcar shipments along with favorable labor efficiencies and overhead cost control at our manufacturing facilities during the third quarter of 2008.
Gross profit for our railcar services operations increased $0.5 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to increased labor efficiencies, increased capacity, and favorable mix of work. Gross profit margin for our railcar services operations increased to 18.7% in the three months ended September 30, 2008 from 14.8% in the three months ended September 30, 2007 due to the factors mentioned above.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses decreased to $6.6 million for the third quarter of 2008, compared to $6.8 million for the third quarter of 2007. These selling, administrative and other expenses were 3.0% of total consolidated revenues in the three months ended September 30, 2008 as compared to 4.9% of total consolidated revenues in the three months ended September 30, 2007. The decrease in the percentage is due to low revenue level in 2007 which generated a higher percentage for 2007.
In the third quarter of 2008, we recognized expense related to stock-based compensation of $0.2 million, attributable to stock options we granted in 2006 and to stock appreciation rights (SARs), which settle in cash, granted in 2008 and 2007. This is compared to stock-based compensation expense of $0.7 million for the three months ended September 30, 2007, which was attributable to stock options we granted in 2006 and to stock appreciation rights (SARs), which settle in cash, granted in 2007. The decrease in expense of $0.5 million is primarily attributable to decreased SARs expense driven by the Company’s decreased stock price in 2008.
Interest Expense and Income
Net interest expense for the three months ended September 30, 2008 was $3.3 million, representing $5.0 million of interest expense and $1.7 million of interest income, as compared to $1.5 million of net interest expense for the three months ended September 30, 2007, representing $5.5 million of interest expense and $4.0 million of interest income.
Our interest expense decreased $0.5 million in the third quarter of 2008 compared to the third quarter of 2007. This was primarily related to a greater amount of interest costs being capitalized as a result of higher capital spending during 2008 compared to 2007.
Our interest income decreased $2.3 million in the third quarter of 2008 compared to the third quarter of 2007. The decrease in interest income was primarily attributable to a decrease in interest rates and a decrease in average cash balances held by us in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as well as cash we had invested in available-for-sale securities in the third quarter of 2007 that generated a higher rate of return.
Other Income
During January 2008, we entered into total return swap agreements referencing a total of 400,000 shares of common stock of Greenbrier. During the third quarter of 2008, all of these total return swap agreements were settled early in accordance with the terms of the agreements. We accounted for these swap agreements as derivatives with any resulting unrealized gain accounted for as other income and any resulting unrealized loss accounted for as other loss. Any resulting realized gain or loss upon settlement was also recorded as other income or other loss. The settled total return swaps generated a realized gain of $0.6 million during the third quarter of 2008. As we had recorded an unrealized gain of $0.6 million for the six months ended June 30, 2008, the unrealized gain was reversed during the third quarter and the realized gain of $0.6 million was recorded, resulting in an immaterial impact on our financial results related to activity from our investment in total return swaps.
Other income for the third quarter of 2008 also includes a realized gain of $1.7 million attributable to 916,106 Greenbrier shares of common stock sold in the third quarter of 2008.
Income Taxes
Our income tax expense for the three months ended September 30, 2008 was $4.5 million or 37.6% of our earnings before income taxes, as compared to $2.9 million for the three months ended September 30, 2007, or 37.0% of our earnings before income taxes. The increase in the quarterly rate is due to an increase in our estimated effective tax rate for 2008.
Nine Months ended September 30, 2008 compared to Nine Months ended September 30, 2007
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Nine Months Ended,
	September 30,	September 30,
	2008	2007

Revenues:
Manufacturing Operations	93.6%	92.9%
Railcar services	6.4%	7.1%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing	(84.5%)	(81.2%)
Cost of railcar services	(5.2%)	(5.8%)

Total cost of revenues	(89.7%)	(87.0%)
Gross profit	10.3%	13.0%
Selling, administrative and other	(3.2%)	(3.9%)

Earnings from operations	7.1%	9.1%
Interest income	1.0%	1.9%
Interest expense	(2.5%)	(2.4%)
Other income	0.6%	0.0%
Earnings from joint venture	0.2%	0.1%

Earnings before income tax expense	6.4%	8.7%
Income tax expense	(2.4%)	(3.2%)

Net earnings	4.0%	5.5%

Revenues
Our revenues for the nine months ended September 30, 2008 increased 13.0% to $605.8 million from $536.2 million in the nine months ended September 30, 2007. This increase was primarily due to increased revenues for our manufacturing operations.
Our manufacturing operations revenues for the nine months ended September 30, 2008 increased 13.8% to $566.8 million from $498.2 million for the nine months ended September 30, 2007. The primary reason for the increase in revenue was due to a volume increase for tank railcars shipped in 2008 compared to 2007 due partially to the new flexible railcar manufacturing plant along with tank railcars shipped under our ACF manufacturing agreement. In addition, we saw an increase in average selling prices for most railcars shipped in 2008 compared to 2007, driven by increased material cost. For these shipments in 2008, we were able to recover this increased material cost in the selling price of the railcars. These factors were partially offset by competitive pricing for hopper railcars. During the nine months ended September 30, 2008, we shipped a total of 6,095 railcars compared to 5,465 railcars in the same period of 2007.
For the nine months ended September 30, 2008, our manufacturing operations included $136.1 million, or 22.5% of our total consolidated revenues, from transactions with affiliates, compared to $93.6 million, or 17.4% of our total consolidated revenues in the nine months ended September 30, 2007. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl Icahn.
Our railcar services revenues in the nine months ended September 30, 2008 increased to $39.0 million compared to the $38.0 million of revenue for the nine months ended September 30, 2007. This increase was primarily driven by a change in work content at our repair facilities, increased labor efficiencies, and an expansion at one of our repair facilities. For the nine months ended September 30, 2008, our railcar services revenues included $11.6 million, or 1.9% of our total consolidated revenues, from transactions with affiliates, compared to $12.6 million, or 2.4% of our total revenues, in the nine months ended September 30, 2007.
Gross Profit
Our gross profit decreased to $62.5 million in the nine months ended September 30, 2008 from $69.6 million in the nine months ended September 30, 2007. Our gross profit margin decreased to 10.3% in the nine months ended September 30, 2008 from 13.0% in the nine months ended September 30, 2007, primarily driven by a decrease in gross profit margins in our manufacturing operations.
Gross profit for our manufacturing operations decreased $7.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to the decreased gross profit margin partially offset by increased shipments of tank railcars in 2008. Gross profit margin for our manufacturing operations was 9.7% in the nine months ended September 30, 2008, a decrease from 12.6% in the nine months ended September 30, 2007 primarily attributable to lower margins on hopper railcars as a result of competitive pricing. Also driving this change were increased material costs and surcharges on some hopper railcars that we could not recover through higher selling prices. These increased material costs and surcharges that we were able to recover through increased selling prices on most railcars had a negative effect on gross profit margin. Partially offsetting this were the higher tank railcar shipments during 2008 compared to 2007 along with favorable labor efficiencies and overhead cost control at our manufacturing facilities.
Gross profit for our railcar services operations increased $0.8 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to increased labor efficiencies, increased capacity, and favorable mix of work. Gross profit margin for our railcar services operations increased to 19.4% in the nine months ended September 30, 2008 from 17.9% in the nine months ended September 30, 2007 due to the factors mentioned above.
Selling, Administrative and Other Expenses
Our selling, administrative and other expenses decreased by $1.3 million in the nine months ended September 30, 2008, to $19.6 million from $20.9 million in the nine months ended September 30, 2007. These selling, administrative and other expenses were 3.2% of total consolidated revenues in the nine months ended September 30, 2008 as compared to 3.9% of total consolidated revenues in the nine months ended September 30, 2007. The decrease of $1.3 million was primarily attributable to a decrease of $1.8 million of stock-based compensation expense offset by various increases.
During the nine months ended September 30, 2008, we recognized stock based compensation expense of $0.2 million compared to $2.0 million in the nine months ended September 30, 2007. This decrease of $1.8 million was primarily attributable to income recognized in 2008 from the reversal of stock-based compensation expense for stock options forfeited by William P. Benac, our former chief financial officer, who resigned in June 2008. Another factor is the decreased expense recognized on our SARs driven by our low stock price levels in 2008, which drove down the fair value of the SARs.
Interest Expense and Income
Net interest expense for the nine months ended September 30, 2008 was $9.1 million, representing $15.1 million of interest expense and $6.0 million of interest income, as compared to $2.8 million of net interest expense for the nine months ended September 30, 2007, representing $12.8 million of interest expense and $10.0 million of interest income.
Our interest expense increased $2.3 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was attributable to higher interest cost incurred in 2008 compared to 2007 on the $275.0 million of senior secured notes, which we issued on February 28, 2007.
Our interest income decreased $4.0 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in interest income was primarily attributable to a decrease in interest rates and decrease in average cash balances we held during the first nine months of 2008 compared to the first nine months of 2007 due to cash invested in available-for-sale securities. The available-for-sale securities we held in 2007 generated a greater return.
Other income
During January 2008, we entered into total return swap agreements referencing a total of 400,000 shares of common stock of Greenbrier. During July and August of 2008, all of these total return swap agreements were settled. We accounted for these swap agreements as derivatives with any resulting unrealized gain accounted for as other income with a derivative asset on the balance sheet or any resulting unrealized loss accounted for as other loss with a derivative liability on the balance sheet. Any resulting realized gain or loss upon settlement was also recorded as other income or other loss. These total return swaps were settled at a realized gain of $0.6 million. Other income for 2008 also includes $2.6 million of realized gain related to the approximately 1.2 million Greenbrier shares sold during 2008.
Income Taxes
Our income tax expense for the nine months ended September 30, 2008 was $14.4 million or 37.6% of our earnings before income taxes, as compared to $17.3 million for the nine months ended September 30, 2007, or 37.0% of our earnings before income taxes. The increase in the year-to-date rate is due to an increase in our estimated effective tax rate for 2008 compared to 2007. Our overall effective tax rate increased due to decrease in certain favorable permanent differences and a decrease in the Domestic Production Activities Deduction.
BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Our total backlog at September 30, 2008, was 5,956 railcars compared to 11,929 railcars at December 31, 2007. Our total backlog value as of September 30, 2008 and December 31, 2007 was $523.4 million and $966.5 million, respectively. We estimate that approximately 37.2% of our September 30, 2008 backlog will be converted to revenues by the end of 2008. Included in the railcar backlog at September 30, 2008 was $150.7 million of railcars to be sold to our affiliate, ARL, which is controlled by Mr. Carl Icahn. Customer railcar orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions.
The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog. Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in customer contracts.

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
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the nine months ended September 30, 2008 was cash generated from operations and cash we have from the senior unsecured notes we sold in February 2007 offset by cash used for capital expenditures and cash used for our short term investments. As of September 30, 2008, we had working capital of $380.0 million, including $283.6 million of cash and cash equivalents. We also have a $100.0 million revolving credit facility with Capital One Leverage Finance Corporation, as administrative agent for various lenders. This facility is described in further detail in Note 13 of our condensed consolidated financial statement, and provides for relief from certain financial covenants described in that Note so long as we maintain excess availability of at least $30.0 million. At September 30, 2008, we had no borrowings outstanding under this facility and $97.7 million of availability based upon the amount of our eligible accounts receivable and inventory (and without regard to any financial covenants).
In February 2007, we issued $275.0 million of senior unsecured notes that are due in 2014. The offering resulted in net proceeds to us of $270.7 million. The terms of the notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These limitations become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. As of September 30, 2008, we were in compliance with all of our covenants under the notes.
During January 2008, Longtrain purchased an aggregate of 1,530,000 shares of common stock of Greenbrier in the open market for a total of $27.9 million. We believe these shares represented, at the time of their purchase, approximately 9.45% of the issued and outstanding common stock of Greenbrier. During the second and third quarters of 2008, Longtrain sold 1,156,659 shares of Greenbrier at an average selling price of $20.43 per share. ARI recorded a realized gain of $2.6 million before tax on the sale of these shares.
As of September 30, 2008, the remaining 373,341 shares of Greenbrier were valued at $19.51 per share, based on the closing price of such stock on the New York Stock Exchange on such date, which made the aggregate fair value of our remaining investment $7.3 million as of such date. The unrealized gain of $0.5 million has been included in accumulated other comprehensive income within stockholders’ equity, net of deferred taxes.
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30:

2008
(in thousands)
Net cash provided by (used in):
Operating activities	$14,346
Investing activities	(32,681)
Financing activities	(1,965)

Decrease in cash and cash equivalents	$(20,300)

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
Our net cash provided by operating activities for the nine months ended September 30, 2008 was $14.3 million. Net earnings of $23.8 million were impacted by non-cash items including but not limited to: depreciation expense of $14.6 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current assets and current liabilities included a decrease in prepaid expenses of $1.1 million and an increase in total accounts payable, including to affiliates of $23.8 million. Cash used in operating activities attributable to changes in our current assets and liabilities included an increase in total accounts receivable, including from affiliates of $6.0 million, an increase in inventories of $35.0 million and a decrease in accrued expenses and taxes of $4.1 million.
The increase in total accounts payable relates to increased inventory levels as well as timing of payments made around December 31, 2007 and September 30, 2008. The increase in total accounts receivable was primarily due to timing of sales and cash receipts around December 31, 2007 and September 30, 2008. However, all significant customers continue to pay within their terms. The increase in inventory levels was primarily driven by a rise in our raw material costs, including steel, increased capacity from our new flexible railcar manufacturing plant and the startup of the wheel and axle assembly shop and the tank head press facility in 2008. The decrease in accrued expenses and taxes was primarily due to payments made during 2008, including bonus payments made for 2007 performance, estimated tax payments and interest payments on our senior unsecured notes.
Net Cash Used In Investing Activities
Net cash used in investing activities was $32.7 million for the nine months ended September 30, 2008, including $31.2 million of capital expenditures for the purchase of property, plant and equipment and $27.9 million of purchases of short term investments of available-for-sale securities. These were offset by $23.6 million of cash proceeds received for the sale of 1,156,659 shares of Greenbrier during 2008 and $1.9 million of cash received for the sale of a portion of our initial interest in our joint venture, Axis, in February 2008. The capital expenditures were for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.” The purchases of short term investments relate to the initial purchase of the 1,530,000 shares of Greenbrier common stock that we purchased in January 2008.
Net Cash Used In Financing Activities
Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2008. This was primarily the dividend payments made by us in the first, second, and third quarters of 2008.
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
Capital expenditures for the nine months ended September 30, 2008 were $31.2 million, including costs that were capitalized related to maintenance and repair of existing assets and facilities, improvements for cost reduction purposes and for expansion activities. Our expansion activities included adding capacity at our railcar repair facilities.

We completed our wheel and axle assembly shop at our Paragould complex and it was in production during the first quarter of 2008. Furthermore, our tank head press at our Marmaduke complex began production in the third quarter of 2008.
We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies, maintain our equipment and to otherwise complement and expand our business.
For 2008, our current capital expenditure plans include approximately $60.0 million of projects and investments that we expect will maintain equipment, expand capacity, improve efficiencies or reduce costs, as well as fund investments in joint ventures. These capital expenditure plans include expenditures to further integrate our supply chain along with ongoing maintenance capital expenses. The amount set forth above is an estimate only. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
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
Contingencies and Contractual Obligations
Refer to the status of contingencies in Note 16 to the condensed consolidated financial statements. Our contractual obligations were basically unchanged from the information disclosed in our Annual Report, except for normal operations since that time and the new agreement mentioned below.
During the third quarter of 2008, we entered into contracts to purchase a fixed volume of natural gas for a period of twelve months, of which, a portion of the volume was agreed to at a fixed price for a period of six months beginning in October 2008. The objective of entering into this contract was to fix the price of a portion of our purchases of this commodity it uses in the manufacturing process.
Employee Benefit Plans
The fair value of defined benefit pension plan assets described in Note 15 to the condensed consolidated financial statements has declined due to the economic downturn.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report, for the fiscal year ended December 31, 2007. Except as set forth below, there have been no material changes to the critical accounting policies or estimates during the nine months ended September 30, 2008.
Classification of Investments
We currently apply the regulations under SFAS 115. This was done in conjunction with the investment in Greenbrier securities. SFAS 115 requires companies to classify their investment securities as held to maturity, available-for-sale or trading. We have classified the Greenbrier securities that we have invested in as available-for-sale as described in Note 3 in our condensed consolidated financial statements.
Valuation of Investments
We adopted SFAS 157 (as defined below) as of January 1, 2008, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS 157 establishes a hierarchal disclosure framework, which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
•	Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

•	Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments, which are generally included in this category, include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•	Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
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

We hold investments that are reported at fair value as of the reporting date, which include Greenbrier securities we own, as reported on our condensed consolidated balance sheets. The carrying values of investments subject to equity price risks are based on quoted market prices of the security and referenced security as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the settlement of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the economic characteristics of the issuer of the security, the relative price of alternative investments and general market conditions.
Based on the balance as of September 30, 2008, we estimate that in the event of a 10% decline in fair value of the Greenbrier common stock, the fair value of our investment would decrease by $0.7 million. The selected hypothetical change does not reflect what may be considered best or worst case scenarios. Indeed, results could differ materially due to the nature of equity markets.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q (the Evaluation Date). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
ITEM 5. OTHER INFORMATION
In May 2007, we entered into a manufacturing agreement with ACF, pursuant to which we agreed to purchase certain of our requirements for tank railcars from ACF. Under the terms of the manufacturing agreement, we agreed to purchase at least 1,400 tank railcars from ACF. The term of the agreement is for five years, provided that, subject to certain exceptions, either party may terminate the agreement before its fifth anniversary upon six months prior to written notice. On September 23, 2008, ACF notified us that it was terminating this agreement effective the later of the completion of 1,400 tank railcars or March 23, 2009.

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

AMERICAN RAILCAR INDUSTRIES, INC.

Date: November 7, 2008	By:	/s/ James J. Unger

James J. Unger, President and Chief Executive Officer

	By:	/s/ Dale C. Davies

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