Form 10-K
period 2008-12-31
American Railcar Industries, Inc./DE
filed 2009-03-06
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day or the registrant’s most recently completed second fiscal quarter was approximately $159 million, based on the closing sales price of $16.78 per share of such stock on The Nasdaq National Market on June 30, 2008.
As of February 20, 2009, as reported on the Nasdaq Global Market, there were 21,302,296 shares of common stock, par value $0.01 per share, of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:
(1) Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders — Items 10, 11, 12, 13 and 14.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:
•	the impact of the current economic downturn and restricted credit markets, and the impact of the continuation of these conditions;
•	the health of and prospects for the overall railcar industry;
•	our prospects in light of the cyclical nature of our business and the current economic environment;
•	anticipated trends relating to our shipments, revenues, financial condition or results of operations;
•	the sufficiency of our liquidity and capital resources;
•	the conversion of our railcar backlog into revenues;
•	anticipated production schedules for our products and the anticipated construction and production schedules of our joint ventures;
•	the impact and anticipated benefits of any acquisitions we may complete;
•	the impact and costs and expenses of any litigation we may be subject to now or in the future;
•	compliance with covenants contained in our senior unsecured senior notes and in our revolving credit facility; and
•	the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, and certain of his affiliates.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the “Risk Factors” set forth in Part I Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K
PART I
Item 1: Business
INTRODUCTION
We are a leading North American designer and manufacturer of hopper and tank railcars. We also repair and refurbish railcars, provide fleet management services and design and manufacture certain railcar and industrial components. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.
Our primary customers include companies that purchase railcars for lease by third parties, or leasing companies, industrial companies that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base, we believe our integrated railcar repair, refurbishment and fleet management services and our railcar components manufacturing business help us further penetrate the general railcar manufacturing market. These products and services provide us with cross-selling opportunities and insights into our customers’ railcar needs that we use to improve our products and services and enhance our reputation.
We operate in two reportable segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing and railcar and industrial component manufacturing. Railcar services consist of railcar repair, refurbishment and fleet management services. Financial information about our business segments for the years ended December 31, 2008, 2007 and 2006 is set forth in Note 23 of our Consolidated Financial Statements.
We were incorporated in Missouri in 1988 and reincorporated in Delaware in January 2006. Unless the context otherwise requires, references to “our company,” “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.
ADDITIONAL INFORMATION
Our principal executive offices are located at 100 Clark Street, Saint Charles, Missouri 63301, our telephone number is (636) 940-6000 and our internet website is located at http://www.americanrailcar.com.
We are a reporting company and file annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual, quarterly and special reports, Audit Committee Charter, Code of Business Conduct and Code of Ethics for Senior Financial Officers are available on our web site at http://www.americanrailcar.com or free of charge by contacting our Investor Relations Department at American Railcar Industries, Inc., 100 Clark Street, Saint Charles, Missouri, 63301.
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
At our Paragould, Arkansas manufacturing complex, we primarily manufacture hopper railcars, but have the ability to manufacture many other types of railcars. At our Marmaduke, Arkansas manufacturing complex, we manufacture tank railcars. Over the last couple of years, we have completed two major expansions at our Marmaduke complex, adding capacity to the existing plant and constructing a flexible railcar manufacturing plant that has the ability to manufacture tank and other types of railcars.

Our operations now include three railcar assembly, sub-assembly and fabrication complexes, three railcar and industrial component manufacturing facilities, six railcar repair plants and four mobile repair facilities. Our services business has grown to include online access by customers, remote fleet management, expanded painting, lining and cleaning offerings, regulatory consulting and engineering support.
We are party to three joint ventures. Our Ohio Castings Company, LLC (Ohio Castings) joint venture manufactures and sells various railcar parts for distribution to third parties and to us. We own a one-third interest in Ohio Castings through our wholly owned subsidiary, Castings, LLC (Castings). In 2007, we participated in the formation of Axis, LLC (Axis), a joint venture to manufacture and sell axles for distribution to third parties and the joint venture partners. We expect production to begin in the second quarter of 2009. We own a 37.5% interest in Axis through a wholly owned subsidiary. In 2008, we participated in the formation of a joint venture to manufacture and sell railcars for distribution to third parties in India following the construction of a manufacturing facility. We own a 50.0% interest in the Indian joint venture through wholly-owned subsidiaries. We believe that our involvement in these joint ventures allows us to further vertically integrate our supply chain and expand into developing markets.
OUR PRODUCTS AND SERVICES
We design and manufacture special, customized and general purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. We also support the railcar industry through a variety of integrated railcar services, including repair, maintenance, consulting, engineering and fleet management services.
Manufacturing Operations
We primarily manufacture two types of railcars; hopper railcars and tank railcars, but we have the ability to produce additional railcar types. We also manufacture various components for railcar and industrial markets.
Covered hopper railcars
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
Our covered hopper railcars are specifically designed for shipping a variety of dry bulk products, from light density products, such as plastic pellets, to high density products, such as cement. Depending upon the equipment on the railcars, they can operate in a gravity, positive pressure or vacuum pneumatic unloading environment. Since its introduction, we have improved our Center Flow® line of covered hopper railcars to provide protection for a wide range of dry bulk products and to enhance the associated loading, unloading and cleaning processes. Examples of these improvements include new designs of the shape of the railcars, joint designs, outlet mounting frames and loading hatches and discharge outlets, which enhance the cargo loading and unloading processes.
We have several versions of our covered hopper railcar that target specific customers and specific loads, including:
•	Grain Railcars. These railcars are a large group of covered hopper railcars within our general service covered hopper railcar product offering. These grain railcars service the food markets, starch markets and energy markets. For example, these railcars carry shipments of grain to animal feedstock processing plants, grain mills and ethanol facilities.
•	Cement Railcars. Cement loads are heavier than many other loads of comparable volume, and therefore cement railcars are smaller to compensate for the weight. Consequently, we can build more cement covered hopper railcars per day than we can build of any other covered hopper railcar that we manufacture.

•	Plastic Pellet Railcars. These railcars are designed to transport, load and unload plastic pellets under precise specifications to preserve the purity of the load. Slight imperfections in the railcars transporting such goods or in the components that load and unload them can ruin an entire load. If plastic pellets within a load become tainted, the imperfection will likely persist during the conversion of the plastic pellets into end-products. Examples of such cargo would be food grade plastic pellets used in the production of food and medical product containers.
•	Pressureaide® Railcars. Our Pressureaide® railcar is targeted towards the bulk powder markets. Pressureaide® railcars typically handle products such as clays, industrial and food grade starches and flours. They operate with internal pressures up to 14.5 pounds per square inch, which expedites unloading, and are equipped with several safety devices, such as pressure relief valves and a rupture disc.
Tank railcars
We manufacture non-pressure and high pressure tank railcars at our Marmaduke complex. Our tank railcars are designed to enable the handling of a variety of commodities including petroleum products, ethanol, asphalt, vegetable oil, corn syrup and other food products. Our high pressure tank railcars transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Most of our pressure tank railcars feature a thicker pressure retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that improves the flow rate of the shipped product and provides improved drainage. Many of our tank railcars feature coils that are steam-heated to decrease cargo viscosity, which improves the transported product’s flow rate and speeds unloading. We can alter the design of our tank railcars to address specific customer requirements.
In addition to manufacturing tank railcars ourselves, in May 2007, we entered into an agreement with ACF Industries, LLC (ACF), pursuant to which we agreed to purchase certain of our requirements for tank railcars from ACF. ACF is controlled by Mr. Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors. The agreement will terminate on the later of the completion of 1,388 tank railcars or March 23, 2009. See Note 22 to our Consolidated Financial Statements for more information on our agreements with ACF.
Other railcar types
We have the ability to produce other railcar types including intermodal, gondola, open top hopper and aluminum coal railcars with bottom and rotary discharge.
Component manufacturing
In addition to manufacturing railcars, we also manufacture custom and standard railcar components. Our products include tank railcar components and valves, tank heads, discharge outlets for covered hopper railcars, manway covers and valve body castings, outlet components and running boards for industrial and railroad customers and hitches for the intermodal market. We use these components in our own railcar manufacturing and sell certain of these products to third parties, including our competitors.
We also manufacture aluminum and special alloy steel castings that we sell primarily to industrial customers. These products include castings for the trucking, construction, mining and oil and gas exploration markets, as well as finished, machined aluminum castings, other custom machined products and commercial mixing bowls.
Railcar Services
Our primary railcar services are repair, refurbishment and fleet management services. Our primary customers for these services are leasing companies and shippers. We can service the entire railcar fleets of our customers, including railcars manufactured by other companies. Our railcar services provide us insights into our customers’ railcar needs that we can use to improve our products. These services also may create new customer relationships and enhance relationships with our existing customers.

Repair and refurbishment
Our repair and refurbishment services include light and heavy railcar repairs, exterior painting, interior lining application and cleaning, tank and safety valve testing, railcar inspections, wheel replacement and conversion or reassignment of railcars from one purpose to another. We support our railcar repair and refurbishment services customers through a combination of full service repair shops, mobile repair units and mini-shop locations. Our repair shops, like our manufacturing facilities, are strategically located near major rail lines used by our customers and suppliers and close to some of the major industries we serve.
Fleet management
Some of the principal features of our fleet management services business include maintenance planning, engineering services, field engineering services, regulatory compliance, mileage audit, rolling stock taxes and online service access.
SALES AND MARKETING
We utilize an integrated marketing and sales effort to coordinate relationships in our manufacturing and services operations. We sell and market our products in North America through our sales and marketing staff, including sales representatives who sell directly to customers, catalogs through which our customers have access to our railcar components, and our website, through which customers can order specialty components. Our marketing activities also include participation in trade shows, participation in industry forums and distribution of sales literature.
In 2008, The CIT Group, Inc. accounted for approximately 45.2% of our consolidated revenues, American Railcar Leasing, LLC (ARL) accounted for approximately 24.6% of our consolidated revenues and GATX accounted for approximately 12.2% of our consolidated revenues. In 2008, sales to our top ten customers accounted for approximately 90.7% of our revenues. ARL is an affiliate of Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors.
BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Our total backlog as of December 31, 2008 and 2007 was $373.1 million and $966.5 million, respectively. We estimate that approximately 82.9% of our December 31, 2008, backlog will be converted to revenues by the end of 2009. Included in the railcar backlog at December 31, 2008 was $132.6 million of railcars to be sold to our affiliate, ARL. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into revenues.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog.

	Years Ended December 31,
	2008	2007
Railcar backlog at January 1	11,929	16,473
New railcars delivered	(7,965)	(7,055)
New railcar orders	279	2,511

Railcar backlog at December 31	4,243	11,929

Estimated railcar backlog value at end of period (in thousands) [1]	$373,062	$966,470

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in certain customer contracts.

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
SUPPLIERS AND MATERIALS
Our business depends on the adequate supply of numerous railcar components, such as railcar wheels, brakes, sideframes, axles, bearings, yokes, tank railcar heads, bolsters and other heavy castings, and raw materials, such as steel and normalized steel plate, used in the production of railcars. Due to our vertical integration efforts, including our involvement in joint ventures, we have the current capability to produce tank railcar heads and assemble wheel sets along with numerous other railcar components. We also expect our Axis joint venture to begin producing railcar axles by the second quarter of 2009.
The cost of raw materials and railcar components represents approximately 80% to 85% of the direct manufacturing costs of most of our railcar product lines. Most of our railcar manufacturing contracts contain provisions for price adjustments that track fluctuations in the prices of certain raw materials and railcar components, including steel, so that increases in our manufacturing costs caused by increases in the prices of these raw materials and components are passed on to our customers. Conversely, if the price of those materials or components decreases, a discount is applied to reflect the decrease in cost.
Our customers often specify particular railcar components and the suppliers of such components. We continually monitor inventory levels to ensure adequate support of production.
In 2008, no single supplier accounted for more than 8.0% of our total purchases and our top ten suppliers accounted for 34.2% of our total purchases.
Steel
We use hot rolled steel coils, as-rolled steel plate and normalized steel plate to manufacture railcars. There are only two domestic suppliers of the form and size of normalized steel plate that we need for our manufacturing operations, and these suppliers are our only source of this product. We can acquire hot rolled steel coils and as-rolled steel plate from other suppliers. Normalized steel plate is a special form of heat-treated steel that is stronger and is more resistant to puncture than as-rolled steel plate. Normalized steel plate is required by Federal regulations to be used in tank railcars carrying certain types of hazardous cargo, including liquefied petroleum gas. We use normalized steel plate in the production of many of our tank railcars.
Tank heads and floor sheet reinforcements
ACF currently supplies us with various railcar components. See Note 22 to our Consolidated Financial Statements for more information on our agreements with ACF. Due to our expansion efforts in 2008, we now have the ability to manufacture tank railcar heads at our Marmaduke, Arkansas complex.
Castings
Heavy castings we use in our railcar manufacturing primarily include bolsters, sideframes, couplers and yokes. These castings form part of the truck assemblies upon which railcars are mounted. We obtain a significant portion of our castings requirements from our joint venture, Ohio Castings.

Wheels and brakes
In the past, there have been supply constraints and shortages of wheels and brakes used in railcars. Currently, there are only a limited number of domestic suppliers of each of these components. In the past, we have also imported some wheels. We also obtain limited quantities of refurbished wheels from scrapped railcars.
Axles
Axles have historically been capacity constrained critical components of manufacturing railcars with only two suppliers. We have formed a joint venture, Axis, to produce railcar axles for us and other railcar manufacturers. The facility that will manufacture these axles is expected to be completed and begin production in the second quarter of 2009.
COMPETITION
The railcar manufacturing business has historically been extremely competitive and has become even more so in the current economic environment. In 2008, competition and pricing pressures from customers increased due to the decline in the economy and the railcar industry. We compete primarily with Trinity Industries, Inc. and National Steel Car Limited in the hopper railcar market and with Trinity Industries and Union Tank Car Company in the tank railcar market. Other competitors have expanded their capabilities into our focused railcar markets.
We face intense competition in our other markets as well. Our competition for the sale of railcar components includes our competitors in the railcar manufacturing market as well as a concentrated group of companies whose primary business focus is the production of one or more specialty components. We compete with numerous companies in our railcar services businesses, ranging from companies with greater resources than we have to small, local companies.
In addition to price, competition in all of our markets is based on quality, reputation, reliability of delivery, customer service and other factors.
INTELLECTUAL PROPERTY
We believe that manufacturing expertise, the improvement of existing technology and the development of new products may be more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, we have obtained several patents and will continue to make efforts to obtain patents, when available, in connection with our product development and design activities.
EMPLOYEES
As of December 31, 2008, we had 2,353 full-time employees in various locations throughout the United States and Canada, including 2,195 engaged in our manufacturing, railcar repair and railcar fleet management operations and 158 in various corporate support functions. At our Longview, Texas and North Kansas City, Missouri repair facilities, and at our Longview, Texas steel foundry and components manufacturing facility, 39, 44 and 146 hourly employees, respectively, are covered by collective bargaining agreements. These agreements expire in January 2010, September 2010 and April 2011, respectively. We are also party to a collective bargaining agreement at our idled Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provide that the contract would remain in effect under the old terms until terminated by either party with 60 days notice. As of December 31, 2008, this agreement had not been terminated.

REGULATION
The Federal Railroad Administration, or FRA, administers and enforces U.S. Federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for railcars and other rail equipment used in interstate commerce. The Association of American Railroads, or AAR, promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar manufacturers and component manufacturers that provide equipment for use on railroads in the United States. New products must generally undergo AAR testing and approval processes. For example, our Axis joint venture production facility is awaiting AAR certification, which is expected prior to the start of expected production in the second quarter of 2009. Because of these regulations, we must maintain certifications with the AAR as a railcar manufacturer, and products that we sell must meet AAR and FRA standards. We must comply with the rules of the U.S. Department of Transportation, or DOT, and we are subject to oversight by Transport Canada that also requires certification. To the extent that we expand our business internationally, we will increasingly be subject to the regulations of other non-U.S. jurisdictions.
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
Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our financial conditions and operations. In addition, we have historically conducted investigation and remediation activities at properties that we own to address historic contamination. To date, such costs have not been material. Although we believe we have satisfactorily addressed all known material contamination through our remediation activities, there can be no assurance that these activities have addressed all historic contamination. The discovery of past contamination or the release of hazardous substances into the environment at our current or formerly owned or operated facilities could require us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business.
In addition to environmental laws, the transportation of commodities by railcar raises potential risks in the event of a derailment or other accident. Generally, liability under existing law in the United States for a derailment or other accident depends on the negligence of the party, such as the railroad, the shipper or the manufacturer of the railcar or its components. However, for hazardous commodities being shipped, strict liability concepts may apply.

Item 1A: Risk Factors
RISKS RELATED TO OUR BUSINESS
The highly cyclical nature of the railcar industry may result in lower revenues during economic downturns.
The North American railcar market has been, and we expect it to continue to be highly cyclical. The recent worldwide financial turmoil and associated economic downturn has adversely affected the railcar industry generally and sales of our railcars and other products and caused us to slow our production rates. For example, over approximately the past year and a half, we have experienced a decrease in demand and an increase in pricing pressures in our railcar markets, and over the past three years our new railcar orders have declined from 8,910 in 2006, to 2,511 in 2007, to 279 in 2008. We anticipate that the current economic downturn is likely to continue to adversely affect sales of our railcars and other products and we expect our shipments and revenues to decrease in 2009 from 2008. We cannot assure you that these conditions will improve soon, if at all. Downturns in part or all of the railcar manufacturing industry may continue to occur in the future, resulting in decreased demand for our products and services.
A substantial number of the end users of our railcars acquire railcars through leasing arrangements with our leasing company customers. The current economic environment and restricted credit markets have resulted in stricter borrowing conditions and, in some cases, higher interest rates for new borrowings, both of which could increase the cost of or potentially deter new leasing arrangements. These factors could cause our leasing company customers to purchase fewer railcars. In addition, the slow-down of the United States economy has reduced and may continue to reduce requirements for the transport of products carried by the railcars we manufacture. These factors have resulted and may continue to result in decreased demand and increased pricing pressures on the sales of railcars. Sales of other of our industrial products also have been and may continue to be adversely affected by the slow-down in industrial output, as well. All of these factors could have a material adverse effect on our business, financial condition and results of operations.
We depend upon a small number of customers that represent a large percentage of our revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer’s inability to pay us in a timely manner could have a material adverse effect on our business, financial condition and results of operations.
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Our top ten customers based on consolidated revenues represented, in the aggregate, approximately 90.7%, 87.9% and 87.1% of our total consolidated revenues in 2008, 2007 and 2006, respectively. Moreover, our top three customers based on revenues represented, in the aggregate, approximately 82.0%, 80.1% and 59.9% of our total consolidated revenues in 2008, 2007 and 2006, respectively. In 2008, sales to each of these top three customers represented approximately 45.2%, 24.6% and 12.2% of our total consolidated revenues. In addition, one of our customers accounted for 42.4% of our backlog as of December 31, 2008. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and financial results. If one of our significant customers was unable to pay due to financial conditions, it could materially adversely affect our business, financial condition and results of operations.
We operate in a highly competitive industry and we may be unable to compete successfully, which would materially adversely affect our results of operations.
We face intense competition in all of our markets. In each of our hopper and tank railcar manufacturing businesses, we have two principal competitors. Certain of our competitors have recently expanded their capabilities into our focused railcar markets. Any of these competitors may, from time to time, have greater resources than we do. Some railcar manufacturers produce railcars primarily for use in their own railcar leasing operations, competing directly with leasing companies, some of which are our largest customers. Our current competitors may increase their participation, or new competitors may enter into the railcar markets in which we compete. Strong competition within the industry, which has been exacerbated by the recent economic downturn, has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars. These pressures may intensify if consolidation among our competitors occurs. If we produce any types of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type.

New competitors, or alliances among existing competitors, may emerge in the railcar components industry and rapidly gain market share. We compete with numerous companies in our railcar fleet management and railcar repair services businesses, ranging from companies with greater resources than we have to small, local companies.
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
We define backlog as the number of railcars, and the revenue value in dollars attributed to these railcars, to which our customers have committed in writing to purchase from us that have not yet been recognized as revenues. Our competitors may not define railcar backlog in the same manner as we do, which could make comparisons of our railcar backlog with theirs misleading. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay our railcar backlog from being converted into revenues. Our reported railcar backlog may not be converted into revenues in any particular period, if at all, and the actual revenues from such sales may not equal our reported estimates of railcar backlog value.
The cost of raw materials and components that we use to manufacture railcars, particularly steel, are subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials may materially adversely affect our business, financial condition and results of operations.
The cost of raw materials, including steel, and components, including scrap metal, used in the production of our railcars, represents approximately 80% to 85% of our manufacturing costs. We have provisions in most of our current railcar manufacturing contracts that allow us to pass on to our customers, price fluctuations in and surcharges related to certain raw materials, including steel, as well as certain components. We may not be able to pass on price increases to our customers in the future, which could adversely affect our operating margins and cash flows. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars, may have a material adverse effect on our business, financial condition and results of operations. Such price increases could reduce demand for our railcars. As customers may not accept contracts with price adjustment clauses in the future, we may lose railcar orders or may be required to enter into contracts with fixed pricing provisions or other less favorable contract terms, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
If any of our significant suppliers of railcar components were to shut down operations our business and financial results could be affected as we may incur substantial delays and significant expense in finding alternative sources The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.
Equipment failures, delays in deliveries or extensive damage to our facilities, particularly our railcar manufacturing complexes in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.
An interruption in manufacturing capabilities at our complexes in Paragould or Marmaduke or at any of our component manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of our railcars or railcar and industrial components, which could alter the scheduled delivery dates to our customers and affect our production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to our reputation with our customers and in the railcar industry, all of which could materially adversely affect our business and results of operations.
All of our facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornados or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition.
The variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly results.
Railcar sales comprised approximately 86.0%, 83.5% and 83.1% of our total consolidated revenue in 2008, 2007 and 2006, respectively. Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year, as discussed above. The customer acceptance and shipment of our railcars determines when we record the revenues associated with our railcar sales and, as a result, are likely to cause fluctuations in our quarterly results. As a result of these fluctuations, we believe that comparisons of our sales and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our future performance.
Our efforts to manage overhead and production slowdowns may result in the loss of key employees.
As a result of less demand and increased competition for some of our railcar products, we have implemented production slowdowns and are managing our overhead costs in order to improve our manufacturing efficiencies. We may need to increase these efforts and such production slowdowns and decreases to overhead costs may result in the loss of skilled, trained, qualified production and management employees, upon which our business substantially depends. If we do lose the services of such key employees due to production slowdowns or otherwise, we may not be able to rehire such personnel, and suitable new employees may not be available, if and when our production needs later increase.

We may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause us not to realize anticipated benefits and we may have difficulty integrating the operations of any companies that we acquire, which may adversely affect our results of operations.
We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, business combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities and may require significant financial resources that could otherwise be used for the ongoing development of our business.
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent we pursue acquisition or joint venture opportunities internationally, where we do not have significant experience, such as our joint venture in India. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may experience managerial or other conflicts with our joint venture partners. Any of these items could adversely affect our results of operations.
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
Our failure, or the failure of our joint ventures to complete capital expenditure projects on time and within budget, or the failure of these projects, once constructed, to operate as anticipated could materially adversely affect our business, financial condition and results of operations.
Construction plans we may have from time to time, and the current and any future construction plans of our joint ventures are subject to a number of risks and contingencies over which we may have little control and that may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once constructed. If these capital expenditure projects do not achieve the results anticipated, we may not be able to satisfy our operational goals on a timely basis, if at all. If we or our joint ventures are unable to complete the construction of any of such capital expenditure projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated our business, financial condition and results of operations could be materially and adversely affected.
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
The shipment of our railcars determines when we record the revenues associated with our railcar sales and, as a result, will cause fluctuations in our quarterly results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a logjam and potentially cause us to slow down or halt our shipment and production schedules, which could have a materially adverse affect on our financial results.
We are subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our failure to comply, with such requirements may have a material adverse effect on our business, financial condition and results of operations.
We are subject to a variety of Federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment; the management, use, processing, handling, storage, transport or disposal of hazardous materials; or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and may expose us to liability for the conduct of others or for our actions that complied with all applicable laws at the time these actions were taken. They may also expose us to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials. Despite our intention to be in compliance, we cannot guarantee that we will at all times comply with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on our business.
Our failure to maintain and comply with environmental permits that we are required to maintain could result in fines, penalties or other sanctions and could have a material adverse effect on our results of operations. Future events, such as new environmental regulations, changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our business, financial conditions and operations.
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
Due to the competitive nature of the labor markets in which we operate and the cyclical nature of the railcar industry, the resulting employment cycle increases our risk of not being able to retain, recruit and train the personnel we require in our railcar manufacturing and other businesses, particularly in periods of economic expansion. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could materially adversely affect our ability to operate our businesses, our financial condition and our results of operations.
Our Ohio Castings, Axis and India joint ventures, and our relationships with our partners in those joint ventures, may not be successful, which could materially adversely affect our business.
If any of our joint ventures generate significant losses, it could affect our financial results. If our Axis and India joint ventures are unable to start up operations effectively and in a timely manner or incur significant losses at the onset of operations, our financial results or financial position could be adversely impacted. We have financial guarantees associated with obligations of our joint ventures and if those joint ventures fail to honor those obligations for any reason, our obligation to satisfy those guarantees could materially adversely affect our financial position.
Our investment activities are subject to risks that may adversely affect our results of operations, liquidity and financial condition.
From time to time we may invest in marketable securities, or derivatives thereof, including higher risk equity securities and high yield debt instruments. These securities are subject to general credit, liquidity, market risks and interest rate fluctuations that have affected various sectors of the financial markets and caused overall tightening of the credit markets and the decline in the stock markets. The market risks associated with any investments we may make may have a negative adverse effect on our results of operations, liquidity and financial condition.
Our investments at any given time also may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, our investment portfolio will be more susceptible to fluctuations in value resulting from adverse economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, our investment portfolio could become concentrated and its aggregate return may be volatile and may be affected substantially by the performance of only one or a few holdings.
For reasons not necessarily attributable to any of the risks set forth in this Form 10-K (for example, supply/demand imbalances or other market forces), the prices of the securities in which we invest may decline substantially.
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

Affiliates of Mr. Carl C. Icahn have accounted for approximately 24.5%, 22.4% and 10.7% of our consolidated revenues in 2008, 2007 and 2006, respectively. This revenue is primarily attributable to our sale of railcars to ARL, a railcar leasing company owned by affiliates of Mr. Carl C. Icahn, which currently purchases all of its railcars from us, but is not required to do so in the future.
We also purchase railcar and industrial components from ACF, another entity affiliated with Mr. Carl C. Icahn. ACF has supplied us with certain railcar components and those purchases have amounted to $44.7 million, $46.9 million and $81.5 million of our inventory purchases in 2008, 2007 and 2006, respectively. Currently, ACF is our sole supplier of important railcar components that we use in our manufacturing operations. These railcar components are manufactured and sold to us under a supply agreement that is terminable by us at the end of any contract year upon six months prior notice. We cannot guarantee that we would be able to obtain alternative supplies of these railcar components on a timely basis and on comparable terms if we were no longer able to purchase these railcar components from ACF.
ACF also manufactures certain of our tank railcar requirements pursuant to a manufacturing agreement we entered into in May 2007, which will terminate the later of March 23, 2009, or the completion of 1,388 tank railcars. If ACF is unable to manufacture these tank railcars up to our quality standards or on a timely basis, our railcar production and deliveries to our customers could be delayed.
If a sublease provided to us by ARL, an entity controlled by Mr. Carl C. Icahn, is terminated, we may need to find new headquarters space, which may require us to incur additional costs.
We currently sublease our headquarters office space in St. Charles, Missouri, from ARL. The arrangement may be terminated by either party upon six months notice or by mutual agreement and, if it were terminated, we would be required to relocate our office headquarters. As this agreement was negotiated with ARL, an entity affiliated with us, the rates charged to us under this agreement may be lower than rates that may be charged by an unaffiliated third party for an office sublease. If this agreement is terminated, we many incur additional expenses, which could adversely affect our results of operations.
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
We have various investigations and cleanups of sites in process, but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to us in 1994 by ACF and for which ACF has retained liability and agreed to indemnify us. However, if ACF fails to honor its obligations to us, we would be responsible for the cost of such remediation. The discovery of historic contamination or the release of substances into the environment at our current or formerly owned or operated facilities could require ACF or us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business. Any environmental liabilities we may incur that are not covered by adequate insurance or indemnification will also increase our costs and have a negative impact on our profitability.

Some of our railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our other employees in the future could adversely affect our operations.
We are a party to collective bargaining agreements with labor unions at our Longview, Texas, North Kansas City, Missouri and our Milton, Pennsylvania repair facilities and at our Longview, Texas steel foundry and components manufacturing facility. As of December 31, 2008, the covered employees at these sites collectively represent approximately 9.7% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our railcar services workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or employees at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
Changes in assumptions or investment performance related to pension and other postretirement benefit plans that we sponsor could materially adversely affect our financial condition and results of operations.
We are responsible for making funding contributions to two of our three pension plans and are liable for any unfunded liabilities that may exist should the plans be terminated. Under certain circumstances, such liability could be senior to our unsecured senior notes. Our liability and resulting costs for these plans may increase or decrease based upon a number of factors, including actuarial assumptions used, the discount rate used in calculating the present value of future liabilities, and investment performance, which could have a material adverse effect on our financial condition and results of operations. The fair value of defined benefit pension plan assets described in Note 16 to the condensed consolidated financial statements has declined due to the economic downturn. There is no assurance that interest rates will remain constant or that our pension fund assets can earn 8.0% annually, and our actual experience may be significantly more negative. Our pension expenses and funding may also be greater than we currently anticipate if our assumptions regarding plan earnings and expenses turn out to be incorrect.   Similarly, our other post retirement benefits expenses may also be greater than we currently anticipate if our assumptions regarding such expenses turn out to be incorrect.
We also provide certain postretirement health care benefits for certain of our salaried and hourly employees and retirees. Our postretirement benefit obligations and related expense with respect to these postretirement benefits also increase or decrease based on several factors, including changes in health care cost trend rates, and could similarly be materially adversely affected by adverse changes in these factors.
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

Any additional financing we may obtain could contain similar or more restrictive covenants. Our ability to comply with any covenants may be adversely affected by general economic conditions, political decisions, industry conditions and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants, when and if they become applicable to us. Our failure to comply with these covenants should they become applicable to us, could result in an event of default, which could materially and adversely affect our operating results, our financial condition and liquidity.
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
In addition, our revolving credit facility expires in October 2009. While we currently intend to obtain a new credit facility effective upon the current agreement’s expiration, we cannot guarantee that we will be able to obtain such a facility or other new financing on favorable terms, if at all.
Our substantial indebtedness, as a result of the offering of our outstanding unsecured senior notes, could adversely affect our operations and financial results and prevent us from fulfilling our obligations under the notes.
Our substantial indebtedness, consisting of our $275.0 million of unsecured senior notes, and any potential future liability under our revolving credit facility, as amended, could have important consequences to our investors. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the notes and other indebtedness;
•	increase our vulnerability to general economic and industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit, among other things, our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes or acquisitions. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on us.
Despite our substantial indebtedness, we may still be able to incur substantially more debt, as may our subsidiaries, which could further exacerbate the risks associated with our substantial indebtedness.
Despite our restrictions under our revolving credit facility, as amended, and our indenture governing our unsecured senior notes, we may be able to incur future indebtedness, including secured indebtedness and this debt could be substantial. Any additional secured borrowings by us and any borrowings by our subsidiaries would be senior to the notes. If new debt is added to our, or our subsidiaries’, current debt levels, the related risks that we or they now face could be magnified.
We may not be able to generate sufficient cash flow to service all of our obligations, including our obligations under our revolving credit facility and unsecured senior notes.
Our ability to make payments on and to refinance our indebtedness, including the indebtedness incurred under our revolving credit facility, as amended, and the unsecured senior notes, and to fund planned capital expenditures, strategic transactions or expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flow from operations and there can be no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility, as amended, and the unsecured senior notes, on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be affected on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing and to do so on commercially reasonable terms will depend on our financial condition at the time, restrictions in agreements governing our indebtedness, the indenture governing the notes, and other factors, including the condition of the financial markets and the railcar industry.
If we do not generate sufficient cash flow from operations and additional borrowings, refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including payments on the unsecured senior notes.
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
Our pending or future patent applications held by us may not result in an issued patent and, if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies. The United States Federal courts may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on our sales. If our intellectual property rights are not adequately protected we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share and could materially adversely affect our business, financial condition and results of operations.
Our products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, result in the payment of substantial damages or royalties, and prevent us from using technology that is essential to our products.
We cannot guarantee you that our products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:
•	cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenue;
•	pay substantial damages for past use of the asserted intellectual property;
•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
•	redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may be costly and time-consuming even if possible.

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
New regulatory rulings and regulations from Federal or foreign regulatory agencies may impact our financial condition and results of operations. If we fail to comply with the requirements and regulations of these agencies that impact our manufacturing, safety and other processes we may face sanctions and penalties that could materially adversely affect our results of operations.
Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.
Various factors including hostilities between the United States and foreign power or natural disasters could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity and the energy sources we use to manufacture our railcars. Future limitations on the availability or consumption of petroleum products or an increase in energy costs, particularly electricity for plant operations, could have a materially adverse effect upon our business and results of operations.
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
The Company performs an annual goodwill impairment test as of March 1 of each year. Given market conditions, including but not limited to the change in our business climate, goodwill was tested for impairment as of December 31, 2008. As discussed in Note 11, to our financial statements, no impairment loss was noted. Assumptions used in our impairment test regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.

The price of our common stock is subject to volatility.
The market price for our common stock has varied between a high closing sales price of $42.31 per share and a low closing sales price of $6.10 in the past eighteen months. This volatility may affect the price at which you could sell our common stock. In addition, the broader stock market has recently experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock.
In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.
The price for our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors. Various other factors could cause the market price of our common stock to fluctuate substantially, including financial market and general economic changes, changes in governmental regulation, significant railcar industry announcements or developments, the introduction of new products or technologies by us or our competitors, and changes in other conditions or trends in our industry or in the markets of any of our significant customers.
Other factors that could cause our stock’s price to fluctuate could be actual or anticipated variations in our or our competitors’ quarterly or annual financial results, financial results failing to meet expectations of analysts or investors, changes in securities analysts’ estimates of our future performance or of that of our competitors and the general health and outlook of our industry.
Our stock price may decline due to sales of shares by Mr. Carl C. Icahn and other stockholders.
Sales of substantial amounts of our common stock, or the perception that these sales may occur, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. Of our outstanding shares of common stock, approximately 54.4% are beneficially owned by our principal beneficial stockholder and the chairman of our board of directors, Mr. Carl C. Icahn.
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
Mr. Carl C. Icahn controls approximately 54.4% of the voting power of our capital stock and is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board or shareholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding common stock, which may adversely affect the market price of our stock.
Mr. Carl C. Icahn owns, controls and has an interest in a wide array of companies, some of which, such as ARL and ACF as described below, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL, a railcar leasing company owned by Mr. Carl C. Icahn, competes directly with our other customers that are in the railcar leasing business and ACF, which supplies us with critical components, also provides components to our competitors. ACF also is currently manufacturing railcars for us. Mr. Carl C. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be complementary to our business. Our certificate of incorporation allows Mr. Carl C. Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl C. Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise between us and Mr. Carl C. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or you.

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
Our board of directors may, at its discretion, refuse to declare future dividends depending upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangements and other factors our board of directors considers relevant. In addition, our revolving credit facility and senior unsecured notes restrict our ability to declare and pay dividends on our capital stock. Furthermore, Delaware law imposes restrictions on our ability to pay dividends. Accordingly, we may not be able to pay dividends in any given amount in the future, or at all.
Item 1B: Unresolved Staff Comments
None
Item 2: Properties
Our headquarters is located in St. Charles, Missouri. ARL leases this facility from a company controlled by James J. Unger, our president and chief executive officer and a director, and permits us to occupy it for a sublease fee pursuant to a rental services agreement. Either party may terminate this agreement on six months notice or by mutual agreement. See “Risk factors—Risks related to our business—If a sublease provided to us by ARL, an entity controlled by Mr. Carl C. Icahn, is terminated, we may need to find new headquarters space, which may require us to incur additional costs.”

The following table presents information about our railcar manufacturing and components manufacturing facilities as of December 31, 2008:

Lease
		Leased or	Expiration
Location	Use	Owned	Date
Paragould, Arkansas	Railcar manufacturing	Owned	N/A

Marmaduke, Arkansas	Railcar manufacturing	Owned	N/A

Jackson, Missouri	Railcar components manufacturing	Owned	N/A

Kennett, Missouri	Railcar subassembly and small components manufacturing	Owned	N/A

Longview, Texas	Steel foundry	Owned	N/A

St. Charles, Missouri	Aluminum foundry and machining	Leased	2/28/2011
The following table presents information about our railcar services facilities as of December 31, 2008 where we provide railcar repair, cleaning, maintenance and other services:

		Lease
	Leased or	Expiration
Location	Owned	Date
Longview, Texas	Owned	N/A

Goodrich, Texas	Owned	N/A

North Kansas City, Missouri	Owned	N/A

Tennille, Georgia	Owned	N/A

Milton, Pennsylvania	Owned	N/A	(1)

Bude, Mississippi	Leased	4/30/2009	(2)

Sarnia, Ontario	Leased	10/31/2026	(3)

Gonzales, Louisiana	Leased	3/31/2010

La Porte, Texas	Leased	5/31/2010	(4)

Green River, Wyoming	Leased	12/1/2012	(5)

(1)	The facility in Milton, Pennsylvania has been idle since 2003.

(2)	The majority of the facility in Bude, Mississippi is subject to a lease from the city that expires on April 30, 2009. This lease automatically renews on May 1, 2009, for one year, and contains a termination clause requiring six months advance notice. We currently intend to remain in this facility. The remaining portion of the facility in Bude, Mississippi, is subject to a county lease that expires on February 28, 2014.

(3)	The land this facility is located on is subject to a lease that expires on October 31, 2026 and automatically renews for twenty years.

(4)	We moved into this property June 2008 under a lease that expires on May 31, 2010. In conjunction with the lease, we also entered into a separate sales contract to purchase the property at the time the lease expires.

(5)	The land this facility is located on is subject to a lease from the State. The lease will expire on December 1, 2017.

Item 3: Legal Proceedings
We have been named the defendant in a lawsuit, OCI Chemical Corporation v. American Railcar Industries, Inc., in which the plaintiff, OCI Chemical Company (OCI), claims we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. The lawsuit was filed on September 19, 2005, in the United States District Court, Eastern District of Missouri. Mediation on November 24, 2008, was not successful. Another mediation is scheduled to take place on March 9, 2009 and trial has been scheduled for April 13, 2009. We believe that we are not responsible for the damage and have meritorious defenses against such liability. While we believe it is reasonably possible that this case could result in a loss to us we do not believe there is sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.
We have also been named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. Mediation on January 6, 2009, was not successful and trial is scheduled for August 4, 2009. We believe that we are not responsible and have meritorious defenses against such liability. While we believe it is reasonably possible that this case could result in a loss to us we do not believe there is sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.
We are from time to time party to various other legal proceedings arising out of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We believe that there are no proceedings pending against us that if the outcome was unfavorable, could have a material adverse effect on our business, financial condition and results of operations.
Item 4: Submission of Matters to a Vote of Security Holders
None
PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been traded on the NASDAQ Global Select Market (formerly known as the NASDAQ National Market) under the symbol ARII since January 20, 2006. There were approximately 13 holders of record of common stock as of February 27, 2009 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker.

Our common stock has been publicly traded since January 20, 2006. The following table shows the price range of our common stock by quarter for the years ended December 31, 2008, 2007 and 2006:

	Prices
Year Ended December 31, 2008	High	Low
Quarter ended March 31, 2008	$25.51	$15.81
Quarter ended June 30, 2008	22.28	16.78
Quarter ended September 30, 2008	23.00	15.04
Quarter ended December 31, 2008	15.63	6.10

Year Ended December 31, 2007	High	Low
Quarter ended March 31, 2007	$34.36	$26.80
Quarter ended June 30, 2007	43.46	29.03
Quarter ended September 30, 2007	42.31	20.30
Quarter ended December 31, 2007	24.08	12.95

Year Ended December 31, 2006	High	Low
Quarter ended March 31, 2006	$36.94	$23.40
Quarter ended June 30, 2006	40.96	25.82
Quarter ended September 30, 2006	33.47	26.32
Quarter ended December 31, 2006	34.48	27.40
Dividend Policy and Restrictions
Our board of directors declared cash dividends of $0.03 per share in every quarter of 2008, 2007 and 2006. We currently intend to continue to pay cash dividends on our common stock in the future. However, any future declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangements and other factors our board of directors considers relevant. Additionally, our revolving credit facility, as amended, and our indenture relating to our senior notes due 2014 contain certain covenants that may restrict our payments of dividends if certain conditions are present. See discussion of our long-term debt covenants in Note 14 to our Consolidated Financial Statements.

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
The following graph illustrates the cumulative total stockholder return on our Common Stock during the period from January 20, 2006, the date our Common Stock began trading on the Nasdaq Global Select Market, through December 31, 2008, and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 20, 2006, in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

Item 6: Selected Consolidated Financial Data.
The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data as of and for the years ended December 31, 2008, 2007, and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statements of operations and cash flow data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our historical consolidated financial statements not included in this filing. See “Index to Consolidated Financial Statements.”

	Years Ended December 31,
	2008	2007	2006 (8)	2005	2004
	($ in thousands, except per share data)
Consolidated statement of operations data:
Revenues
Manufacturing operations (1)	$757,505	$648,124	$597,913	$564,513	$316,432
Railcar services (2)	51,301	50,003	48,139	43,647	38,624

Total revenues	808,806	698,127	646,052	608,160	355,056
Cost of revenue
Manufacturing operations	(682,744)	(568,023)	(537,344)	(518,063)	(306,283)
Railcar services (3)	(41,653)	(41,040)	(38,020)	(38,041)	(34,473)

Total cost of revenue	(724,397)	(609,063)	(575,364)	(556,104)	(340,756)

Gross profit	84,409	89,064	70,688	52,056	14,300

Income related to insurance recoveries, net	—	—	9,946	—	—
Gain on asset conversion, net	—	—	4,323	—	—
Selling, administrative and other (4)	(26,535)	(27,379)	(28,399)	(25,354)	(10,334)

Operating earnings	57,874	61,685	56,558	26,702	3,966
Interest income (5)	7,835	13,829	1,504	1,658	4,422
Interest expense (6)	(20,299)	(17,027)	(1,372)	(4,846)	(3,667)
Other income	3,657	—	—	—	—
Income (loss) from joint venture	718	881	(734)	610	(609)

Earnings before income tax expense	49,785	59,368	55,956	24,124	4,112
Income tax expense	(18,403)	(22,104)	(20,752)	(9,356)	(2,191)

Net earnings from continuing operations	$31,382	$37,264	$35,204	$14,768	$1,921
Less preferred dividends	—	—	(568)	(13,251)	(13,241)

Net earnings (loss) available to common shareholders	$31,382	$37,264	$34,636	$1,517	$(11,320)

Weighted average shares outstanding-basic (7)	21,302	21,274	20,667	11,147	10,143
Net earnings (loss) per common share-basic (7)	$1.47	$1.75	$1.68	$0.14	$(1.12)

Weighted average shares outstanding-diluted (7)	21,302	21,357	20,733	11,147	10,143
Net earnings (loss) per common share-diluted (7)	$1.47	$1.74	$1.67	$0.14	$(1.12)

Dividends declared per common share	$0.12	$0.12	$0.12	—	—

Consolidated balance sheet data (at year end):
Cash and cash equivalents	$291,788	$303,882	$40,922	$28,692	$6,943
Net working capital	376,106	380,111	126,086	25,768	46,565
Net property, plant and equipment	206,936	175,166	130,293	92,985	76,951
Total assets	679,654	654,384	338,926	268,580	356,840
Total liabilities	364,929	363,396	88,746	161,820	221,817
Total shareholders’ equity	314,725	290,988	250,180	106,760	135,023

Consolidated cash flow data:
Net cash provided by (used in) operating activities	$44,322	$60,230	$29,967	$41,571	$(17,082)
Net cash used in investing activities	(53,812)	(67,434)	(51,704)	(22,580)	(11,037)
Net cash (used in) provided by financing activities	(2,604)	270,164	33,967	2,758	34,997

You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

(1)	Includes revenues from transactions with affiliates of $182.8 million, $140.2 million, $50.0 million, $47.2 million and $64.4 million in 2008, 2007, 2006, 2005 and 2004, respectively.

(2)	Includes revenues from transactions with affiliates of $15.3 million, $16.0 million, $18.9 million, $20.6 million and $19.4 million in 2008, 2007, 2006, 2005 and 2004, respectively.

(3)	2005 includes $2.0 million charge for pension settlement.

(4)	Includes costs from transactions with affiliates of $0.6 million, $0.6 million, $2.0 million, $2.0 million and $0.7 million in 2008, 2007, 2006, 2005 and 2004, respectively. 2005 includes $8.9 million charge for pension settlement.

(5)	Includes interest income from affiliates of less than $0.1 million in 2008, 2007 and 2006 and $1.0 million and $3.9 million in 2005 and 2004, respectively.

(6)	Includes interest expense to affiliates of zero, zero, $0.1 million, $2.1 million and $1.5 million in 2008, 2007, 2006, 2005 and 2004, respectively.

(7)	Share and per share data has been restated to give effect to the merger of ARI and its wholly-owned subsidiary, American Railcar Industries, Inc. the surviving entity.

(8)	Includes the acquisition of Custom Steel effective as of March 31, 2006, which provided cost savings during 2006 within our cost of revenue manufacturing operations.
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
OVERVIEW
We are a leading North American designer and manufacturer of hopper and tank railcars. We also repair and refurbish railcars, provide fleet management services and design and manufacture certain railcar and industrial components. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.
We operate in two segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing as well as railcar and industrial component manufacturing. Railcar services consist of railcar repair and refurbishment services and fleet management services.
During 2008, we experienced favorable labor efficiencies and overhead cost control at most of our locations including our tank railcar manufacturing complex that includes our flexible railcar manufacturing plant. The additional manufacturing capacity provided by this new flexible plant along with the manufacturing agreement with ACF led to increased tank railcar shipments for us in 2008 compared to 2007. ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder and the chairman of our board of directors. Our railcar services group performed well in 2008 due to a favorable mix of work.
The recent worldwide financial turmoil and associated economic downturn has adversely affected sales of our railcars and other products and caused us to slow our production rates. We believe restricted credit markets may be making it more costly for purchasers of railcars to obtain financing on reasonable terms, if at all. In addition, the slow-down of the United States economy has reduced and may continue to reduce requirements for the transport of products carried by the railcars we manufacture. These factors have resulted in and may continue to result in decreased demand and increased pricing pressures on the sales of railcars and railcar components. Sales of other of our industrial products have been and may continue to be adversely affected by the slow-down in industrial output, as well.

Given the economic downturn, the railcar industry has weakened and we expect industry railcar shipments to decline in 2009 from 2008. We also expect our shipments and revenues to decrease in 2009 from 2008.
FACTORS AFFECTING OPERATING RESULTS
The following is a discussion of some of the key factors that have in the past and could in the future to affect our operating results. These factors include, but are not limited to, the cyclical nature of the North American railcar market, our reliance on a few customers for most of our revenues, our experience with customer order frequency and size, revenues from our affiliates representing a significant portion of our revenue and fluctuation in supplies and prices of raw materials and components used in railcar manufacturing. See “Risk Factors” for a more comprehensive list of factors that could affect our operating results.
Cyclicality of the railcar industry and effect of economic conditions
Historically, the North American railcar market has been and we expect it to continue to be highly cyclical. For example, we have experienced a decrease in demand and an increase in pricing pressures in the tank and hopper railcar markets as well as downturns and decreased demand in all of the railcar manufacturing industry. In addition, there has been a global economic downturn, which has resulted and may continue to result in lower sales volumes, lower prices for railcars and a loss of profits for us, which could have a material adverse effect on our ability to convert our railcar backlog into revenues.
Customer concentration
Railcars are typically sold pursuant to large, periodic orders, and a limited number of customers typically represent a significant percentage of our railcar sales in any given year. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business and financial results. As of December 31, 2008, we fully reserved for all outstanding invoices due to us from one railcar services customer that filed bankruptcy on January 6, 2009, totaling $0.5 million. We continue to provide services to this customer with shortened payment terms. This customer represented 0.6% of total consolidated revenues for each of the years ended December 31, 2008, 2007 and 2006.
Customer order size and frequency
Many of our customers place orders for railcars on an as-needed basis, sometimes only once every few years. As a result, the order levels for railcars, the mix of railcar types ordered and the railcars ordered by any particular customer have varied significantly from quarter to quarter in the past and may continue to vary significantly in the future. As railcar sales comprised 86.0%, 83.5% and 83.1%, respectively, of our total consolidated revenues in 2008, 2007 and 2006, our results of operations in any particular period may be significantly affected by the number of railcars and the product mix of railcars we deliver in that period.
Revenues from affiliates
In 2008, 2007 and 2006, our revenues from affiliates accounted for 24.5%, 22.4% and 10.7% of our total consolidated revenues, respectively. These affiliates consisted of entities beneficially owned and controlled by Mr. Carl C. Icahn, the chairman of our board of directors and our principal controlling stockholder. We believe that revenues from affiliates will continue to constitute an important portion of our business. A significant reduction in sales to affiliates could have a material adverse effect on our business and financial results.

Raw material costs
The price for steel, the primary raw material used in the manufacture of our railcars, has in the past and may in the future vary as a result of worldwide demand, limited availability of production inputs for steel, including scrap metal, industry consolidation and import trade barriers. These factors could also cause a corresponding increase or decrease in the cost and availability of castings and other railcar components constructed with steel. Costs for other railcar manufacturers could be similarly affected by the availability and pricing of steel and castings and other components.
Component supply constraints
Our business depends on the adequate supply of numerous specialty components, such as railcar wheels, brakes, sideframes, axles, bearings, yokes, bolsters and other heavy castings as well as specialized raw materials, such as normalized steel plates used in the production of railcars. If our suppliers of railcar components and raw materials were to stop or reduce their production, go out of business, refuse to continue their business relationships with us, reduce the amounts they are willing to sell to us or become subject to work stoppages, our business would be disrupted. This could materially and adversely affect our operating results. Our ability to continue or increase our railcar production depends on our ability to obtain an adequate supply of these railcar components and raw materials.
RESULTS OF OPERATIONS
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	Years Ended December 31,
	2008	2007	2006
Revenues
Manufacturing operations	93.7%	92.8%	92.5%
Railcar services	6.3%	7.2%	7.5%

Total revenues	100.0%	100.0%	100.0%
Cost of revenue
Manufacturing operations	(84.4%)	(81.4%)	(83.2%)
Railcar services	(5.2%)	(5.9%)	(5.9%)

Total cost of revenue	(89.6%)	(87.3%)	(89.1%)

Gross profit	10.4%	12.7%	10.9%
Income related to insurance recoveries, net	0.0%	0.0%	1.5%
Gain on asset conversion, net	0.0%	0.0%	0.7%
Selling, administrative and other expenses	(3.3%)	(3.9%)	(4.4%)

Earnings from operations	7.1%	8.8%	8.7%
Interest income	1.0%	2.0%	0.2%
Interest expense	(2.5%)	(2.4%)	(0.2%)
Other income	0.5%	0.0%	0.0%
Income (loss) from joint venture	0.1%	0.1%	(0.1%)

Earnings before income tax expense	6.2%	8.5%	8.6%
Income tax expense	(2.3%)	(3.2%)	(3.2%)

Net earnings	3.9%	5.3%	5.4%

Year ended December 31, 2008 compared to year ended December 31, 2007
Revenues
Our revenues in 2008 increased 15.9% to $808.8 million from $698.1 million in 2007. This increase was attributable to an increase in revenues from both manufacturing operations and railcar services.

Our manufacturing operations revenues increased 16.9% to $757.5 million in 2008 from $648.1 million in 2007. This increase was partially attributable to the delivery of 910 more railcars in 2008 compared to 2007. The increase in shipments reflects the completion of our Marmaduke expansion efforts and additional tank railcars shipped under our ACF manufacturing contract, partially offset by the decline in hopper railcar shipments in 2008, due to less demand and increased competition for hopper railcar products. Manufacturing operations revenues also increased due to higher selling prices on most railcars caused by increases in raw materials prices that we were able to pass on to most of our customers. During 2008, we shipped 7,965 railcars compared to 7,055 railcars in 2007. For the year ended December 31, 2008, we recognized revenue of $100.3 million related to railcars that were manufactured under the ACF manufacturing agreement. This agreement will terminate on the later of the completion of 1,388 tank railcars or March 23, 2009.
In 2008, our manufacturing operations revenues included $182.8 million, or 22.6% of our total consolidated revenues, from transactions with affiliates, compared to $140.2 million, or 20.1% of our total consolidated revenues, in 2007. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl C. Icahn.
Our railcar services revenues increased 2.6% to $51.3 million in 2008 from $50.0 million in 2007. This increase was primarily attributable to strong railcar repair demand. In 2008, our railcar services revenues included $15.3 million, or 1.9% of our total consolidated revenues, from transactions with affiliates, as compared to $16.0 million, or 2.3%, in 2007.
ARI has had a reduction in its scope of fleet management services that it is providing to ARL. Since ARL split from ARI in 2005, ARL has and continues to reduce these services. This reduction has not affected the repair and maintenance services that ARI provides to ARL. The Company does not anticipate this reduction to have a material impact on its railcar services revenue.
Gross profit
Our gross profit decreased to $84.4 million in 2008 from $89.1 million in 2007. Our gross profit margin decreased to 10.4% in 2008 from 12.7% in 2007. The decrease in overall gross profit margin was primarily driven by a decrease in gross profit margins in our manufacturing operations.
Our gross profit margin for our manufacturing operations decreased to 9.9% in 2008 from 12.4% in 2007. This decrease was primarily attributable to lower margins on hopper railcars as a result of competitive market conditions and increased material costs and surcharges on some hopper railcars that we could not recover through higher selling prices on fixed price contracts. The increased material costs and surcharges that we were able to recover through increased selling prices on most railcars had a negative effect on gross profit margin, because we did not realize additional profit from these recoveries. Partially offsetting these costs were higher tank railcar shipments in 2008 along with favorable labor efficiencies and overhead cost control at our manufacturing facilities.
Our gross profit margin for railcar services increased to 18.8% in 2008 from 17.9% in 2007. This increase was primarily attributable to labor efficiencies, increased capacity and a favorable mix of work.
Selling, administrative and other expenses
Our selling, administrative and other expenses decreased by $0.9 million in 2008 to $26.5 million from $27.4 million in 2007. These selling, administrative and other expenses, which include stock based compensation, were 3.3% of total consolidated revenues in 2008 as compared to 3.9% of total consolidated revenues in 2007.
The decrease of $0.9 million was primarily attributable to a decrease in stock based compensation expense of $1.9 million resulting from decreased stock appreciation rights (SARs) expense driven by our lower stock price levels in 2008, which negatively affected the fair value of the SARs. In addition, income was recognized in 2008 from the reversal of expense for forfeited stock options.
The decrease in stock based compensation expense was partially offset by an increase in various other expenses in 2008 amounting to $1.0 million mainly driven by increases in travel and other costs related to our recently formed joint venture and depreciation expense related to recently completed projects.

Interest expense and interest income
Net interest expense for 2008 was $12.5 million, representing $7.8 million of interest income and $20.3 million of interest expense, as compared to $3.2 million of net interest expense for 2007, representing $13.8 million of interest income and $17.0 million of interest expense.
The $3.3 million increase in interest expense from 2007 to 2008 was due to interest expense on our unsecured senior notes which had an additional two months of interest costs in 2008 compared to 2007.
The $6.0 million decrease in interest income from 2007 to 2008 was primarily attributable to a decrease in interest rates and a decrease in average cash balances held in 2008 compared to 2007 due to cash invested in available for sale securities. Cash invested in 2007 generated a greater return than in 2008.
Other Income
During 2008, we purchased shares of The Greenbrier Companies (GBX) common stock and subsequently sold a portion of that investment resulting in a realized gain of $2.6 million. We also entered into total return swap agreements referencing 400,000 shares of GBX common stock. During July and August of 2008, all of these total return swap agreements were settled for a realized gain of $0.6 million.
We also experienced gains on an option to purchase Canadian Dollars which resulted in $0.1 million unrealized gain and $0.1 million realized gain at December 31, 2008.
Income from joint ventures
Income from joint ventures decreased from $0.9 million in 2007 to $0.7 million in 2008 due to fluctuations in Ohio Castings and Axis net income/loss. Axis reported a net loss in 2008, of which our share was $1.1 million and Ohio Castings reported net income, of which our share was $1.8 million. In 2007, Axis reported a net loss of less than $0.1 million and Ohio Castings reported net income, of which our share was $0.7 million.
Income tax expense
Income tax expense for 2008 was $18.4 million, or 37.0% of our earnings before income taxes, as compared to $22.1 million for 2007, or 37.2% of our earnings before income taxes.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Revenues
Our revenues in 2007 increased 8.1% to $698.1 million from $646.1 million in 2006. This increase was attributable to an increase in revenues from both manufacturing operations and railcar services.
Our manufacturing operations revenues increased 8.4% to $648.1 million in 2007 from $597.9 million in 2006. This increase was partially attributable to the delivery of 108 more railcars in 2007 compared to 2006, when shipments were reduced due to the shutdown from the tornado damage to the Marmaduke facility. The increase in shipments reflects the restart of our Marmaduke operations, the expansion of our Marmaduke complex and additional tank railcars shipped under our ACF manufacturing contract, partially offset by the decline in hopper railcar shipments ordered for delivery in 2007, due to less demand and increased competition for hopper railcar products during that period. During 2007, we shipped 7,055 railcars compared to 6,947 railcars in 2006. In the year ended December 31, 2007, we recognized revenue of $17.3 million related to railcars that were manufactured under the ACF manufacturing agreement.

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
Gross profit
Our gross profit increased to $89.1 million in 2007 from $70.7 million in 2006. Our 2006 gross profit was negatively impacted by the shutdown of our Marmaduke facility due to the tornado, for which we recovered $9.9 million for lost profits under our business interruption insurance policy. Our gross profit margin increased to 12.7% in 2007 from 10.9% in 2006. The increase in our gross profit margin was primarily attributable to an increase in our gross profit margin for our manufacturing operations.
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
We recognized income related to insurance recoveries in the statement of operations of $9.9 million attributable to our business interruption insurance computed as follows:

Year Ended
December 31, 2006
(in thousands)

Business interruption insurance claim	$15,968
Business interruption claim deductible	(600)

Business interruption insurance settlement, net	15,368

Continuing expenses	(5,430)
Deductible adjustment	8

Income related to insurance recoveries, net	$9,946

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
Income (loss) from joint venture
Income from joint venture for 2007 was $0.9 million compared to a loss from joint venture of $0.7 million for 2006, representing an improvement in earnings of $1.6 million. In 2006, Ohio Castings incurred a significant charge related to a reserve of $3.7 million ($1.2 million being ARI’s share of that charge) related to defective castings that were produced by one of the Ohio Castings facilities over an identified time period.
Income tax expense
Income tax expense for 2007 was $22.1 million, or 37.2% of our earnings before income taxes, as compared to $20.8 million for 2006, or 37.1% of our earnings before income taxes.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2008, we had net working capital of $376.1 million, including $291.8 million of cash and cash equivalents. Our cash position at December 31, 2008 consists of cash proceeds from senior unsecured notes issued in February 2007 and cash generated from operations. We also have a $100.0 million revolving credit facility with Capital One Leverage Finance Corporation, as administrative agent for various lenders.
Outstanding and Available Debt
Senior unsecured notes
In February 2007, we issued $275.0 million of senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007. The offering resulted in net proceeds to us of approximately $270.7 million. The terms of the notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These limitations become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. As of December 31, 2008, and for the year then ended, we were in compliance with all of our covenants under the notes.
ARI may redeem up to 35.0% of the notes, prior to or on March 1, 2010, at a redemption price of 107.5% of their principal amount, plus accrued and unpaid interest with money that the Company raises from one or more qualified equity offerings. Prior to March 1, 2011, the notes may be redeemed in whole or in part at a redemption price equal to 100.0% of the applicable principal amount, plus an applicable premium as defined in the notes agreement, plus accrued and unpaid interest. Commencing on March 1, 2011, the redemption price is set at 103.8% of the principal amount of the notes plus accrued and unpaid interest, and declines annually until it is reduced to 100.0% of the principal amount of the notes plus accrued and unpaid interest after March 1, 2013.
Revolving credit facility
Our credit facility has a limit of $100.0 million through Capital One Leverage Finance Corporation, as administrative agent for various lenders. The terms of this facility contain restrictive covenants on, among other things, our ability to incur additional indebtedness, modify our current governing documents, sell or dispose of collateral, grant credit and declare or pay dividends or make distributions on common stock or other equity securities. This facility is described in further detail in Note 14 of our Consolidated Financial Statements, and provides for relief from certain financial covenants described in that note so long as we maintain excess availability of at least $30.0 million. As of December 31, 2008, and for the year then ended, we were in compliance with these covenants.

At December 31, 2008, we had no borrowings outstanding under this facility and $80.0 million of availability based upon the amount of our eligible accounts receivable and inventory (without regard to any financial covenants). If we were able to maintain excess availability of at least $30.0 million, our availability would be $50.0 million. We currently intend to obtain a new credit facility effective upon the current agreement’s expiration in October 2009. We cannot guarantee that we will be able to obtain such a facility or other new financing on favorable terms, if at all.
Cash Flows from Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the year ended December 31, 2008 was $44.3 million. Net earnings of $31.4 million were impacted by the non-cash items including but not limited to depreciation and amortization expense of $21.0 million, joint venture earnings of $0.7 million, an increase in the allowance for doubtful accounts reserve of $0.7 million and other smaller adjustments.
Cash provided by operating activities attributable to changes in our current assets and liabilities included an increase in accrued expenses and taxes of $2.1 million. Cash used in operating activities included an increase in inventory of $3.8 million, a decrease of $3.4 million in accounts payable (including those to affiliates) and a decrease in other of $0.5 million.
The increase in accrued expenses and taxes was primarily due to increased accrued taxes at December 31, 2008 compared to December 31, 2007. The increase in inventories was primarily due to increased material prices at December 31, 2008 compared to December 31, 2007. The decrease in accounts payable is primarily due to production slowdowns and the timing of payments for the period ending December 31, 2008 compared to the period ending December 31, 2007.
Cash Flow from Investing Activities
Net cash used in investing activities was $53.8 million for the year ended December 31, 2008. This amount includes $52.4 million of purchases of property, plant and equipment, a $0.7 million contribution to our Axis joint venture, a $1.9 million cash inflow from the sale of a portion of our interest in our Axis joint venture and net cash outflow of $4.3 million from our investment activity in the common stock of GBX. The capital expenditures were primarily for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.” The cash outflow related to our investment in the common stock of GBX resulted from our January 2008 purchase of 1,530,000 shares of GBX common stock for $27.9 million and our subsequent sale of 1,156,659 of these shares during the second and third quarters of 2008 for proceeds of $23.6 million.
In addition to purchasing shares of GBX common stock, we also entered into total return swap agreements that referenced 400,000 shares of common stock of Greenbrier in January 2008. The total notional amount of these swap agreements was approximately $7.4 million, which represented the fair market value of the referenced shares at the time we entered into the agreements. During July and August 2008, all of the Company’s total return swap agreements were settled in accordance with the terms of the agreements. The settlement of the total return swap agreements resulted in a realized gain of $0.6 million.
From time to time, we may invest in marketable securities, or derivatives thereof, including higher risk equity securities and high yield debt instruments. These securities are subject to general credit, liquidity, market risks and interest rate fluctuations that have affected various sectors of the financial markets and caused overall tightening of the credit markets and the decline in the stock markets. The market risks associated with any investments we may make may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investments at any given time also may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, our investment portfolio will be more susceptible to fluctuations in value resulting from adverse economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, our investment portfolio could become concentrated and its aggregate return may be volatile and may be affected substantially by the performance of only one or a few holdings.
As of December 31, 2008, we had $2.6 million of short-term investments. In addition, during January and February 2009, we paid $20.2 million to invest in corporate bonds that mature in 2015 with interest payments semi-annually. If the note issuer is unable to repay these notes, it could materially adversely affect our financial results and future liquidity.
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
Capital expenditures for the year ended December 31, 2008 were $52.4 million, including costs that were capitalized related to maintenance, repair and replacement of existing assets and facilities, improvements for cost reduction purposes, expansion activities and costs associated with assets transferred from inventory to property, plant and equipment during the year.
Most of our significant capital projects were completed in 2008. The new Marmaduke flexible railcar manufacturing plant expansion, which is capable of producing tank, hopper and other railcar types, was completed in early 2008 and has begun producing railcars. Our wheel and axle assembly shop and our tank head press facility were also completed during 2008 and have begun production.
Future Liquidity
Our future liquidity includes our existing cash balance of $291.8 million and our forecasted cash flow for 2009. We expect our future cash flows from operations to be impacted by pricing pressures, the number of railcar orders, productions rates and number of railcar shipments along with the state of the credit markets and the overall economy. We believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months.
Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our indenture and our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under “Risk Factors,” and trends and uncertainties discussed in this discussion and analysis, including those factors discussed under “Factors Affecting Operating Results,” as well as elsewhere in this annual report. These risks, trends and uncertainties may also materially adversely affect our long-term liquidity.
For 2009, our current capital expenditure plans include approximately $38.0 million of projects that we expect will maintain equipment, expand capacity, improve efficiencies or reduce costs, as well as fund investments in joint ventures. These capital expenditure plans include expenditures to further integrate our supply chain and various capital expenditures related to 2008 projects that have carried over into 2009. The amount set forth above is an estimate only. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.

Other potential projects, including possible strategic acquisitions that could complement and expand our business units, will be evaluated to determine if the project or opportunity is right for us. We anticipate that any future expansion of our business will be financed through existing resources, cash flow from operations, term debt associated directly with that project or other new financing. We cannot guarantee that we will be able to meet existing financial covenants or obtain term debt or other new financing on favorable terms, if at all.
Dividends
The board of directors declared regular cash dividends of $0.03 per share of our common stock for each quarter of 2008, 2007 and 2006. On March 3, 2009, the board of directors declared a cash dividend of $0.03 per share of our common stock to shareholders of record at the close of business on March 20, 2009. These dividends are payable on April 2, 2009. We intend to pay cash dividends on our common stock in the future at the discretion of our board of directors, depending upon our operating results, strategic plans, capital requirements, financial condition, debt covenants and other factors.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2008, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
Contractual Obligations	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating Lease Obligations [1]	$5,367	783	781	515	3,288
Purchase Obligations	$8,100	7,435	665	—	—
Senior Unsecured Notes [2]	$275,000	—	—	—	275,000
Interest payments on senior unsecured notes [3]	$113,438	20,625	41,250	41,250	10,313
Fees related to Revolving Credit Agreement [4]	$333	333	—	—	—
Pension Funding [5]	$7,384	538	2,697	2,467	1,682
Postretirement Funding [6]	$1,149	113	241	242	553

Total	$410,771	$29,827	$45,634	$44,474	$290,836

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(2)	On February 28, 2007, we issued $275.0 million of senior unsecured notes that are due on March 1, 2014.

(3)	The interest rate on these notes is 7.5%. These notes have interest payments due semiannually on March 1 and September 1 of every year.

(4)	Our revolving credit facility, as amended, permits us to borrow up to $100.0 million, subject to applicable covenants, until expiration in October 2009. We have no borrowings outstanding on this revolving credit facility as of December 31, 2008.

(5)	Our pension funding commitments includes minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan.

(6)	Our postretirement health care benefit plan is unfunded thus the Company must fund benefit payments.
The Company has excluded from the contractual obligation table above, its gross amount of unrecognized tax benefits of $2.1 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, the Company anticipates a reduction in the liability within the next year to be in the range of $1.0 million to $1.5 million, as referenced in Note 15 in our Consolidated Financial Statements. This anticipated reduction is primarily due to the expiration of statute of limitations.

We entered into a contract in June 2008 to purchase the land and building of our La Porte, Texas facility that is currently being leased. The lease expires on May 31, 2010 and at that time, we will purchase the property for $0.7 million.
In 2005, we entered into two vendor supply contracts with minimum volume commitments with suppliers of materials used at our railcar production complexes. Our commitments under these agreements are set to be satisfied in early 2009. We have agreed to purchase a combined total of $65.0 million from these two suppliers from 2006 through 2009. In 2009, we expect to purchase $3.4 million under these agreements.
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
In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase all of its requirements of new railcar axles from a facility to be constructed by the joint venture. Operations are expected to begin the second quarter of 2009.
In 2008, we entered into natural gas contracts that contain fixed price and minimum volume purchase requirements, with purchase requirements of $0.7 million remaining as of December 31, 2008.
The Company entered into a foreign currency option in October 2008, to purchase Canadian Dollars (CAD) with U.S. Dollars (USD) from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. In 2008, we expended $2.0 million USD to purchase CAD under this option. We have committed to purchase CAD for $3.3 million USD in 2009 to hedge our exposure to foreign currency exchange risk related to capital expenditures for the expansion of our Canadian repair operations.
Contingencies
In connection with our investment in Ohio Castings, we have guaranteed bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $3.1 million was outstanding as of December 31, 2008. We also have a guarantee on a $2.0 million state loan that provides for purchases of capital equipment, of which $0.9 million was outstanding as of December 31, 2008. The two other partners of Ohio Castings have made identical guarantees of these obligations.
One of our joint ventures, Axis, LLC, entered into a credit agreement in December 2007. In connection with this event, we agreed to a 50.0% guaranty of Axis, LLC’s obligation under its credit agreement during the construction and start up phases of the facility. Subject to its terms and conditions, the Guaranty will terminate on the earlier of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of December 31, 2008, Axis, LLC had approximately $48.7 million outstanding under the credit agreement. This guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. Our initial partner in the joint venture has provided the same guarantee relating to this credit agreement.

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
We have been named the defendant in a lawsuit, OCI Chemical Corporation v. American Railcar Industries, Inc., in which the plaintiff, OCI Chemical Company (OCI), claims we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. The lawsuit was filed on September 19, 2005, in the United States District Court, Eastern District of Missouri. Mediation on November 24, 2008, was not successful. Another mediation is scheduled to take place on March 9, 2009 and trial has been scheduled for April 13, 2009. We believe that we are not responsible for the damage and have meritorious defenses against such liability. While we believe it is reasonably possible that this case could result in a loss to us we do not believe there is sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.
We have also been named the defendant in a wrongful death lawsuit, Jennifer Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. Mediation on January 6, 2009, was not successful and trial is scheduled for August 4, 2009. We believe that we are not responsible and have meritorious defenses against such liability. While we believe it is reasonably possible that this case could result in a loss to us we do not believe there is sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.
We are from time to time party to various other legal proceedings arising out of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We believe that there are no proceedings pending against us that if the outcome was unfavorable, could have a material adverse effect on our business, financial condition and results of operations.
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
Long-lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The criteria for determining impairment related to long-lived assets to be held and used is determined by comparing the carrying value of the long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the assets are considered impaired, the impairment recognized is measured using the difference between the carrying amount of assets and the fair value of the assets. The estimated fair value of the assets is measured by estimating the present value of the future discounted cash flows to be generated. Any future determination requiring write-off of a significant portion of long-lived assets recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.
Goodwill
At December 31, 2008, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to our Kennett/Custom railcar sub-assembly plants reporting unit within the Manufacturing Operations segment. Goodwill is subject to annual reviews for impairment based on a two-step accounting test. The first step is to compare the estimated fair value of any reporting units within the company that have recorded goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.
We perform our annual goodwill impairment review on March 1 of each year. During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity, which had significant adverse impacts on stock markets, which contributed to a significant decline in our company’s stock price and corresponding market capitalization. For most of the fourth quarter, our market capitalization value was significantly below the recorded net book value of our balance sheet, including goodwill. Based on these overriding factors, as required under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), indicators existed that we have experienced a significant adverse change in the business climate and we must review for impairment the fair value of the reporting unit associated with our goodwill.

Because quoted market prices for our reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the goodwill impairment test. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.
A key component of these fair value determinations is a reconciliation of the sum of these net present value calculations to our market capitalization. We used the market capitalization value as of December 31, 2008, for the purposes of this reconciliation.
The goodwill accounting principles proscribed in SFAS 142 acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual common stock. Therefore, once the above net present value calculations have been determined we also add a control premium to the calculations. This control premium is judgmental and is based on observed acquisitions in our industry. The resulting fair values calculated for the reporting units are then compared to observable metrics on large mergers and acquisitions in our industry to determine whether those valuations, in our judgment, appear reasonable.
After determining the fair values of our various reporting units as of December 31, 2008, it was determined that our Kennett/Custom reporting unit passed the first step of the goodwill impairment test. Based on this assessment, we concluded that the fair value of the goodwill was not impaired.
The valuation performed as of December 31, 2008 uses various assumptions about projected cash flows, discount rates, long-term rates of return, and capital structure. As mentioned above, the occurrence of actual cash flows or various rates could have an adverse change in the fair value of our goodwill and cause it to be impaired. A 1.0% increase in the discount rate used would cause the fair value of the reporting unit to decrease by 8.6%. At this increased discount rate, the goodwill would not be impaired. A 2.0% increase in the discount rate would cause the fair value of the reporting unit to decrease by 16.0% and cause it to be impaired. A 10.0% decrease in the cash flow assumptions used, i.e. decreased pre tax income, would cause the fair value of the reporting unit to decrease 14.4%. At this decreased cash flow amount, the goodwill would not be impaired. A 20.0% decrease in the cash flow assumptions used would cause the fair value of the reporting unit to decrease 23.2% and cause it to be impaired.
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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly evaluate for recoverability our deferred tax assets and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. We consider whether it is more likely than not that some portion or that all of the deferred tax assets will be realized. As of December 31, 2008, we had approximately $2.4 million in net deferred tax liabilities (net of $10.9 million of deferred tax assets). At this time, we consider it more likely than not that we will have taxable income in the future that will allow us to realize our deferred tax assets. As a result, no valuation allowance is currently recorded. However, it is possible that some or all of our deferred tax assets could ultimately expire unused.
During 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109, Accounting for Income Taxes (FIN 48), which required us to record a liability related to unrecognized tax positions. See our discussion of this in Note 15 in our Consolidated Financial Statements.
Pension and Postretirement Benefits
Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, expected investment return on plan assets, mortality rates and retirement rates, as discussed below:
Discount rates
The discount rate assumption used to determine end of year benefit obligations was 6.25% for our pension plans and 5.6% for our postretirement benefit plans. We review these rates annually and adjust them to reflect current conditions. Based on our review, we set the rates for 2009 at 6.25% and 5.6%. We deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees under the Bude and Shippers plans.
Health care cost trend rates
Our health-care cost trend rate of 9.0% for 2009 related to our postretirement benefit plan is based on historical retiree cost data, near term health care outlook, including appropriate cost control measures implemented by us and industry benchmarks and surveys.
Compensation increase
Our compensation increase rate of 4.0% per year related to our postretirement benefit plan is based on historical experience.
Expected return on plan assets
Our expected return on plan assets for our funded pension plans of 8.0% for 2009 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.
Mortality and retirement rates
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

The following information illustrates the sensitivity to a change in certain assumptions for our pension plans:

		Effect on December
	Effect on 2009 Pre-Tax	31, 2008 Projected
Change in Assumption	Pension Expense	Benefit Obligation
	($ in thousands)
1% decrease in discount rate	152	2,162
1% increase in discount rate	(124)	(1,783)

1% decrease in expected return on assets	107	N/A
1% increase in expected return on assets	(107)	N/A
The following information illustrates the sensitivity to a change in certain assumptions for our other postretirement plan:

	Effect on 2009 Pre-Tax	Effect on December
	Postretirement Service	31, 2008 Projected
Change in Assumption	Cost and Interest Cost	Benefit Obligation
	($ in thousands)
1% decrease in discount rate	20	543
1% increase in discount rate	(17)	(416)
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	Effect on 2009 Pre-Tax	Effect on December
	Postretirement Service	31, 2008 Projected
Change in Assumption	Cost and Interest Cost	Benefit Obligation
	($ in thousands)
1% decrease in health care cost trend rate	(47)	(398)
1% increase in health care cost trend rate	61	507
This sensitivity analysis reflects the effects of changing one assumption. Various economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
Environmental
We are involved in investigation and remediation activities at properties that we now own or lease to address historic contamination and potential contamination by third parties. We are also involved with state agencies in the cleanup of two sites under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to us in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. We expect that we will be indemnified for these environmental matters. However, there can be no assurance that we will not become involved in future litigation or other proceedings, or that we will be able to recover under our indemnity provisions if we were found to be responsible or liable in any litigation or proceeding, or that such costs would not be material to us.

Stock Based Compensation
In January 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, (SFAS 123(R)) which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issues to Employees.” SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on the estimated fair values of the awards on their grant dates. Our share-based awards include stock options, stock appreciation rights (SARs) and restricted stock awards.
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
Both our stock options and SARs have fair value estimates that are generated from the Black-Scholes calculation. This calculation requires inputs as mentioned above that may require some judgment or estimation. We use our best judgment at the time of the grant to estimate fair value on the stock options to record the expense of those options over the vesting period of those options. For the SARs granted in 2007 and 2008, these are classified as liabilities on the balance sheet and must be revalued every period. As such, the fair value estimates on the SARs we granted to our employees are subject to volatility inherent in the stock price since it is based on current market values at the end of every period. Our SARs settle in cash.
As of December 31, 2008, all compensation costs related to both the vested and the unvested portion of stock options have been recognized. The remaining unvested stock options vested on January 19, 2009. As of December 31, 2008, unrecognized compensation costs related to the unvested portion of SARs were approximately $0.3 million and are expected to be recognized over a weighted average period of approximately 38 months.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, amounts due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is calculated by discounting cash flows through maturity using our current rate of borrowing for similar liabilities. The fair values of the short-term investment in The Greenbrier Companies common stock and Canadian dollar option contract are based upon current market data and exchange rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Recent accounting pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141R), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to fiscal years beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year on January 1, 2009. Management believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.
OFF BALANCE SHEET ARRANGEMENTS
There were no off balance sheet arrangements in 2008.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk on potential borrowings we may incur under our revolving credit facility, as amended. However, we do not plan to enter into swaps or other hedging arrangements to manage this risk because we do not believe the risk is significant. On an annual basis, a 1.0% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represents approximately 80-85% of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been greatly reduced by the variable pricing contracts we now have in place with many of our current railcar manufacturing contracts with our customers. These contracts adjust the purchase prices of our railcars to reflect increases or decreases in the cost of certain raw materials and components and, as a result, we are able to pass on to our customers most of the increased raw material and component costs with respect to the railcars we plan to produce and deliver during 2009. We believe that we currently have excellent supplier relationships and do not anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production was to increase beyond current levels, or other economic changes were to occur that affect the availability of our raw materials.
We have entered into natural gas contracts that contain fixed price and minimum purchase requirements, with purchase requirements of $0.7 million remaining as of December 31, 2008, that expose us to the risk of natural gas price fluctuations. We believe that the risk to our margins is not significant given that natural gas represents a small portion of our direct manufacturing costs. However, if the price of natural gas were to significantly decrease during 2009 we would be paying higher prices than our competitors.
We are exposed to foreign currency exchange risks as a result of our Canadian repair operations and the foreign currency option to purchase CAD for $3.3 million USD. We have committed to purchasing CAD to hedge our exposure to foreign currency exchange risk related to capital expenditures for the expansion of our Canadian repair operations, which could result in significant losses if the exchange rate were to rapidly become unfavorable for us.

Item 8: Financial Statements and Supplementary Data
American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Railcar Industries, Inc
We have audited American Railcar Industries, Inc. and Subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Railcar Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on American Railcar Industries, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, American Railcar Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 3, 2009 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

Chicago, Illinois
March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Railcar Industries, Inc.
We have audited the accompanying consolidated balance sheets of American Railcar Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Railcar Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2009 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Chicago, Illinois
March 3, 2009

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$291,788	$303,882
Short-term investments — available for sale securities	2,565	—
Accounts receivable, net	39,725	33,523
Accounts receivable, due from affiliates	10,283	17,175
Inventories, net	97,245	93,475
Prepaid expenses and other current assets	5,314	5,015
Deferred tax assets	2,297	1,610

Total current assets	449,217	454,680

Property, plant and equipment, net	206,936	175,166
Deferred debt issuance costs	3,204	3,977
Goodwill	7,169	7,169
Other assets	37	37
Investment in joint ventures	13,091	13,355

Total assets	$679,654	$654,384

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$8
Accounts payable	42,201	47,903
Accounts payable, due to affiliates	5,193	2,867
Accrued expenses and taxes	7,758	5,866
Accrued compensation	10,413	10,379
Accrued interest expense	6,907	6,907
Accrued dividends	639	639

Total current liabilities	73,111	74,569

Senior unsecured notes	275,000	275,000
Deferred tax liability	4,683	5,690
Pension and post-retirement liabilities, less current portion	9,024	6,435
Other liabilities	3,111	1,702

Total liabilities	364,929	363,396

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,302,296 shares issued and outstanding at December 31, 2008 and 2007	213	213
Additional paid-in capital	239,617	239,621
Retained earnings	80,035	51,314
Accumulated other comprehensive loss	(5,140)	(160)

Total stockholders’ equity	314,725	290,988

Total liabilities and stockholders’ equity	$679,654	$654,384

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Manufacturing operations (including revenues from affiliates of $182,760, $140,164 and $50,003 in 2008, 2007 and 2006, respectively)	$757,505	$648,124	$597,913

Railcar services (including revenues from affiliates of $15,338, $15,969 and $18,923 in 2008, 2007 and 2006, respectively)	51,301	50,003	48,139

Total revenues	808,806	698,127	646,052

Cost of revenue:
Manufacturing operations	(682,744)	(568,023)	(537,344)
Railcar services	(41,653)	(41,040)	(38,020)

Total cost of revenue	(724,397)	(609,063)	(575,364)

Gross profit	84,409	89,064	70,688

Income related to insurance recoveries, net	—	—	9,946
Gain on asset conversion, net	—	—	4,323
Selling, administrative and other (including costs from affiliates of $606, $606 and $2,035 in 2008, 2007 and 2006, respectively)	(26,535)	(27,379)	(28,399)

Earnings from operations	57,874	61,685	56,558

Interest income (including interest income from affiliates of $34, $57 and $54 in 2008, 2007 and 2006, respectively)	7,835	13,829	1,504
Interest expense (including interest expense to affiliates of $0, $0 and $98 in 2008, 2007 and 2006, respectively)	(20,299)	(17,027)	(1,372)
Other income	3,657	—	—
Earnings (loss) from joint ventures	718	881	(734)

Earnings before income tax expense	49,785	59,368	55,956
Income tax expense	(18,403)	(22,104)	(20,752)

Net earnings from continuing operations	$31,382	$37,264	$35,204

Less preferred dividends	—	—	(568)

Earnings available to common share holders	$31,382	$37,264	$34,636

Net earnings per common share — basic	$1.47	$1.75	$1.68
Net earnings per common share — diluted	$1.47	$1.74	$1.67
Weighted average common shares outstanding — basic	21,302	21,274	20,667
Weighted average common shares outstanding — diluted	21,302	21,357	20,733
See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Operating activities:
Net earnings	$31,382	$37,264	$35,204
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	20,148	14,085	10,674
Amortization of deferred costs	812	680	127
Loss on disposal of property, plant and equipment	308	385	4,393
Insurance compensation for assets and storm clean-up	—	—	(9,938)
Write-off of deferred financing costs	—	—	566
Stock based compensation	473	1,927	8,116
Income related to reversal of stock based compensation for stock options	(411)	—	—
Excess tax benefits from stock option exercises	—	(241)	—
Change in joint venture investment as a result of (earnings) loss	(718)	(881)	734
Unrealized gain on derivative assets	(88)	—	—
Provision (benefit) for deferred income taxes	1,099	(370)	(154)
Provision for losses on accounts receivable	695	196	383
Long-lived asset impairment charges	—	—	400
Items reclassified as cash from investing activities:
Realized gain on sale of short-term investments — available for sale securities	(2,589)	—	—
Realized gain on derivative assets	(684)	—	—
Dividends received from short-term investments — available for sale securities	(297)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,897)	1,149	3,020
Accounts receivable, due from affiliate	6,892	(7,543)	(4,522)
Inventories, net	(3,770)	10,035	(11,672)
Prepaid expenses	(211)	838	(3,317)
Accounts payable	(5,702)	(7,059)	(831)
Accounts payable, due to affiliate	2,326	1,178	(1,292)
Accrued expenses and taxes	2,071	10,195	(1,532)
Other	(517)	(1,608)	(392)

Net cash provided by operating activities	44,322	60,230	29,967
Investing activities:
Purchases of property, plant and equipment	(52,432)	(59,367)	(44,916)
Sale of property, plant and equipment	4	104	—
Purchases of short-term investments — available for sale securities	(27,857)	(100,596)	—
Sales of short-term investments — available for sale securities	23,631	100,596	—
Dividends received from short-term investments — available for sale securities	297	—	—
Realized gain on derivative assets	684	—	—
Property insurance advance on Marmaduke tornado damage	—	—	9,938
Proceeds from repayment of note receivable from affiliate	658	329	494
Investments in joint ventures	(672)	(8,500)	—
Sale of investment in joint venture	1,875	—	—
Acquisitions	—	—	(17,220)

Net cash used in investing activities	(53,812)	(67,434)	(51,704)
See Notes to the Consolidated Financial Statements.
Continued

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Financing activities:
Proceeds from sale of common stock	—	—	205,275
Offering costs — initial public offering	—	—	(14,605)
Preferred stock redemption	—	—	(82,056)
Preferred stock dividends	—	—	(11,904)
Common stock dividends	(2,556)	(2,551)	(1,908)
Increase (decrease) in amount due to affiliate	—	—	(20,476)
Majority shareholder capital contribution	—	—	275
Finance fees related to new credit facility	(40)	(109)	(360)
Proceeds from stock option exercises	—	1,985	—
Excess tax benefits from stock option exercises	—	241	—
Proceeds from issuance of senior unsecured notes, gross	—	275,000	—
Offering costs — senior unsecured notes issuances	—	(4,314)	—
Repayment of debt	(8)	(88)	(40,274)

Net cash (used in) provided by financing activities	(2,604)	270,164	33,967

(Decrease) increase in cash and cash equivalents	(12,094)	262,960	12,230
Cash and cash equivalents at beginning of year	303,882	40,922	28,692

Cash and cash equivalents at end of year	$291,788	$303,882	$40,922

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

		Retained	New					Accumulated
		earnings	Preferred	New	Common		Additional	other	Total
	Comprehensive	(accumulated	Stock-	preferred	Stock-	Common	paid-in	comprehensive	shareholders’
	income (loss)	deficit)	Shares	stock	Shares	stock	capital	loss	equity
January 1, 2006		$(15,442)	82,055	$82,055	11,147	$111	$41,667	$(1,631)	$106,760
Net earnings	$35,204	35,204							35,204
Currency translation adjustment	(13)							(13)	(13)
Minimum pension liability adjustment, net of tax effect of $7	(13)							(13)	(13)

Comprehensive income	$35,178

Effects of adopting FAS 158, net								(792)	(792)
Dividends on preferred stock		(568)							(568)
IPO proceeds, net of related costs of $6,185					9,775	98	185,713		185,811
Purchase preferred stock			(82,055)	(82,055)					(82,055)
Dividends on common stock		(2,545)							(2,545)
Restricted stock grant					286	3	5,697		5,700
Stock option expense							2,416		2,416
Capital contribution by majority shareholder							275		275

Balance December 31, 2006		$16,649	—	$—	21,208	$212	$235,768	$(2,449)	$250,180

Net earnings	$37,264	37,264							37,264
Currency translation adjustment	193							193	193
Minimum pension liability adjustment, net of tax effect of $1,311	2,096							2,096	2,096

Comprehensive income	$39,553

Dividends on common stock		(2,554)							(2,554)
Effects of adopting FIN 48		(45)							(45)
Restricted stock grant							300		300
Proceeds from stock option exercises					94	1	1,984		1,985
Excess tax benefit from stock option exercises							241		241
Stock option expense							1,328		1,328

Balance December 31, 2007		$51,314	—	$—	21,302	$213	$239,621	$(160)	$290,988

Net earnings	$31,382	31,382							31,382
Currency translation adjustment	(428)							(428)	(428)
Deferred taxes relating to short term investment	1,673							1,673	1,673
Unrealized loss on short term investment	(4,250)							(4,250)	(4,250)
Minimum pension liability adjustment, net of tax effect of $1,249	(1,975)							(1,975)	(1,975)

Comprehensive income	$26,402

Effect of pension measurement date change		(105)							(105)
Dividends on common stock		(2,556)							(2,556)
Additional paid-in capital reduction due to stock option forfeiture							(113)		(113)
Stock option expense							109		109

Balance December 31, 2008		$80,035	—	$—	21,302	$213	$239,617	$(5,140)	$314,725

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2008, 2007 and 2006
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
ARI manufactures railcars, custom designed railcar parts for industrial companies, railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (ARL). In addition, ARI provides fleet management and maintenance services for railcars owned by various customers. Such services include inspecting and supervising the maintenance and repair of such railcars.
The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario, Canada. Canadian revenues were 0.4%, 0.3% and 0.3% of total consolidated revenues for 2008, 2007 and 2006, respectively. Canadian assets were 0.6% and 0.2% of total consolidated assets as of December 31, 2008 and 2007, respectively.
Note 2 — Summary of Accounting Policies
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company maintains cash balances at financial institutions in the United States of America which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 and others that are fully insured under the FDIC Transaction Account Guarantee Program. The Company’s cash balances on deposit exceeded the insured limits by approximately $111.6 million as of December 31, 2008. The Company has not experienced any losses on such amounts and believes it is not subject to significant risks related to cash.
Short-term investments
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
Derivative assets
The Company has entered into derivative contracts, specifically total return swap contracts and a foreign currency option contract. As required, the Company accounts for these derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138). The pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company did not use hedge accounting and accordingly, all realized and unrealized gains and losses on derivative contracts were reflected in our consolidated statements of operations.

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
The Company records amounts billed to customers for shipping and handling as part of sales in accordance with Emerging Issues Task Force (EITF) Abstract 00-10, Accounting for Shipping and Handling Fees and Costs, and records related costs in cost of revenue.
ARI presents any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis as addressed in EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).
Accounts receivable, net
The Company carries its accounts receivable at cost, less an allowance for doubtful accounts. On a routine basis, the Company evaluates its account receivable and establishes an allowance for doubtful accounts, based on our history of past write-offs and collections and current credit conditions. Accounts are placed for collection on a limited basis once all other methods of collection have been exhausted. Once it has been determined that the customer is no longer in business and/or refuses to pay, the accounts are written off.
Inventories
Inventories are stated at the lower of cost or market on a first-in, first-out basis, and include the cost of materials, direct labor and manufacturing overhead.
Property, plant and equipment, net
Land, buildings, machinery and equipment are carried at cost, which could include capitalized interest on borrowed funds. Maintenance and repair costs are charged directly to earnings. Tooling is generally capitalized and depreciated over a period of approximately five years.
Buildings are depreciated over estimated useful lives that range from 15 to 39 years. The estimated useful lives of other depreciable assets, including machinery, equipment and leased railcars vary from 3 to 30 years. Depreciation is calculated using the straight-line method for financial reporting purposes and on accelerated methods for tax purposes.
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

Debt issuance costs
Debt issuance costs were incurred in connection with ARI’s issuance of long-term debt as described in Note 14, and are amortized over the term of the related debt on a straight-line basis. Debt issuance costs at December 31, 2008 were $3.2 million related to our revolving credit facility and our unsecured senior notes and will be amortized according to the following table:

2009	637
2010	616
2011	616
2012	616
2013 and thereafter	719

Total	$3,204

Goodwill
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This standard requires that goodwill and other intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment annually and in interim periods if indicators warrant tests more frequently by comparing the fair value of the reporting unit to its carrying value. The Company adopted this standard upon the acquisition of Custom Steel, which resulted in goodwill of $7.2 million, as described in Note 3. There are no other reporting units that have goodwill.
Investment in joint ventures
The Company uses the equity method to account for its investment in various joint ventures that it is partner to as described in Note 12. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment account.
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
ARI also sponsors defined contribution retirement plans and health care plans covering certain employees. Benefit costs are accrued during the years employees render service.

Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable, amounts due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is calculated by discounting cash flows through maturity using our current rate of borrowing for similar liabilities. The fair values of the short-term investment in The Greenbrier Companies common stock and Canadian dollar option contract are based upon current market data and exchange rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Foreign currency translation
Balance sheet amounts from the Company’s Canadian operations are translated at the exchange rate effective at year-end and operations statement amounts are translated at the average rate of exchange prevailing during the year. Currency translation adjustments are included in Stockholders’ Equity as part of accumulated other comprehensive income (loss).
Comprehensive income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net earnings, foreign currency translation adjustment and minimum pension liability adjustments, which are shown net of tax and changes resulting from unrealized gains and losses on short-term investments. Accumulated other comprehensive loss, after tax, as of December 31, 2008 consists of foreign currency translation losses of $0.2 million, pension and postretirement charges of $2.4 million and unrealized losses and deferred taxes on short-term investments of $2.5 million. As of December 31, 2007 accumulated other comprehensive loss, after tax, consists of foreign currency gain of $0.2 million and pension and postretirement charges of and $0.4 million.
Earnings per share
Basic earnings per share is calculated as net earnings attributable to common shareholders divided by the weighted-average number of common shares outstanding during the respective period. Diluted earnings per share is calculated by dividing net earnings attributable to common shareholders by the weighted-average number of shares outstanding plus dilutive potential common shares outstanding during the year.
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
Stock-based compensation
The Company applies the provisions of SFAS No. 123(R), Share-Based Payments (SFAS 123(R)), to stock option awards, restricted stock, and stock appreciation rights issued. The compensation cost recorded for these awards will be based on their fair value as required by SFAS 123(R).
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the 2008 presentation.

Recent accounting pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141R), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to fiscal years beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.
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
Note 3 — Acquisition
On March 31, 2006, the Company acquired all of the common stock of Custom Steel, Inc. (Custom Steel), a subsidiary of Steel Technologies, Inc. Custom Steel operates a facility located adjacent to our component manufacturing facility in Kennett, Missouri, which produces value-added fabricated parts that primarily support our railcar manufacturing operations. Prior to the acquisition, ARI was Custom Steel’s primary customer. The purchase price was $17.2 million, which resulted in goodwill of $7.2 million.
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
Note 4 — Short-term Investments — Available for Sale Securities
During January 2008, Longtrain purchased 1,530,000 shares of common stock of The Greenbrier Companies, Inc. (Greenbrier) in the open market. The Company believed that these shares represented approximately 9.5% of the issued and outstanding common stock of Greenbrier at the time of their purchase. This investment was made with the intention to enter into discussions regarding a possible business combination of the Company and Greenbrier. This investment is classified as a short-term investment available-for-sale security in accordance with SFAS 115 as the Company does not intend on holding this investment long-term.
In June 2008, it was disclosed that the parties were not at that time pursuing further discussions regarding a business combination. Subsequently, Longtrain sold 1,156,659 shares of Greenbrier resulting in a realized gain of $2.6 million before tax.
As of December 31, 2008, the market price of the common stock of Greenbrier was $6.87 per share, which resulted in the investment value of $2.6 million as of that date on the remaining 373,341 shares of Greenbrier that the Company owns. The resulting unrealized loss of $4.3 million was recognized as accumulated other comprehensive loss within stockholder’s equity, net of deferred taxes.
The Company performed a review its investment in Greenbrier common stock as of December 31, 2008 to determine if an other-than-temporary impairment existed. Factors considered in the assessment included but were not limited to the following: the Company’s ability and intent to hold the security until loss recovery, the number of quarters in an unrealized loss position and other market conditions. Based on the Company’s review, an other-than-temporary impairment was not identified as of December 31, 2008.

Note 5 — Derivatives
Total return swaps
During January 2008, Longtrain entered into total return swap agreements referenced to the fair value of 400,000 shares of common stock of Greenbrier. The total notional amount of these swap agreements was approximately $7.4 million, which represents the fair market value of the referenced shares at the time Longtrain entered into the agreements. During July and August 2008, all of the Company’s total return swap agreements were settled prior to their date of expiration in accordance with the terms of the agreements. The settlement of the total return swap agreements resulted in a realized gain of $0.6 million for the year ended December 31, 2008.
Foreign currency option
The Company entered into a foreign currency option in October 2008, to purchase Canadian Dollars for $5.3 million U.S. Dollars from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. This option was entered into to hedge our exposure to foreign currency exchange risk related to capital expenditures for the expansion of the Company’s Canadian repair operations. In 2008, the Company expended $2.0 million USD resulting in a realized gain of $0.1 million based on the exchange spot rate on the various exercise dates.
The Company did not use hedge accounting for this option thus any resulting unrealized gain has been included in other income with a derivative asset on the balance sheet and any unrealized loss has been recorded in other loss with a derivative liability on the balance sheet. As of December 31, 2008, an unrealized gain and derivative asset have been recorded for $0.1 million.
Note 6 — Fair Value Measurements
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
The following table summarizes the valuation of our investments by the above SFAS 157 fair value hierarchy levels as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short term investments — available for sale securities	$2,565	$—	$—	$2,565
Derivative asset — foreign currency option	$—	$88	$—	$88

	$2,565	$88	$—	$2,653

Note 7 — Accounts Receivable, net
Accounts Receivable, net, consists of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
Accounts receivable, gross	$40,540	$34,020
Less allowance for doubtful accounts	(815)	(497)

Total accounts receivable, net	$39,725	$33,523

The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Beginning Balance	$497	$1,017	$849
Provision	688	196	383
Write-offs	(372)	(716)	(220)
Recoveries	2	—	5

Ending Balance	$815	$497	$1,017

Note 8 — Inventories, net
Inventories, net, consist of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
Raw materials	$59,457	$52,322
Work-in-process	22,137	19,835
Finished products	18,300	24,023

Total inventories	99,894	96,180
Less reserves	(2,649)	(2,705)

Total inventories, net	$97,245	$93,475

Inventory reserves consist of the following:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Beginning Balance	$2,705	$2,729	$2,318
Provision	911	783	597
Write-offs	(967)	(807)	(186)

Ending Balance	$2,649	$2,705	$2,729

Note 9 — Property, Plant and Equipment, net
The following table summarizes the components of property, plant and equipment, net (in thousands):

	December 31,	December 31,
	2008	2007
Property, plant and equipment
Buildings	$130,054	$117,899
Machinery and equipment	167,586	113,415

	297,640	231,314
Less accumulated depreciation	(105,938)	(86,907)

Net property, plant and equipment	191,702	144,407
Land	3,306	3,306
Construction in process	11,928	27,453

Total property, plant and equipment	$206,936	$175,166

Depreciation expense
Depreciation expense for the year ended December 31, 2008, 2007 and 2006 was $20.1 million, $14.1 million and $10.7 million, respectively.
Capitalized interest
In conjunction with the Senior Unsecured Fixed Rate Notes offering described in Note 14, the Company began recording capitalized interest on certain property, plant and equipment capital projects. The amount of interest capitalized as of December 31, 2008 and 2007 was $2.9 million and $1.4 million, respectively.
Lease agreements
During 2008, the Company entered into two agreements to lease a fixed number of railcars to third parties for multiple years. One of the leases includes a provision that allows the lessee to purchase any portion of the leased railcars at any time during the lease term for a stated market price, which approximates fair value. These agreements have been classified as operating leases in accordance with SFAS No. 13, Accounting for Leases (SFAS 13). As a result of applying the rules from SFAS 13 the leased railcars have been included in machinery and equipment and will be depreciated in accordance with the Company’s depreciation policy.

Note 10 — Long-Lived Asset Impairment Charges
The Company has determined that there are no triggering events that require the impairment assessment of long-lived assets, therefore no impairment charges have been recognized on any long-lived assets during the year ended December 31, 2008 or 2007. During the year ended December 31, 2006, the Company reduced the carrying value of equipment purchased under a lease agreement from an unrelated third party by $0.4 million for its manufacturing plants, which is reflected in the consolidated statement of operations under costs of manufacturing operations.
Note 11 — Goodwill
At December 31, 2008, the Company had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to the Company’s Kennett/Custom railcar sub-assembly plants reporting unit within the Manufacturing Operations segment. Goodwill is subject to annual reviews for impairment based on a two-step accounting test. The first step is to compare the estimated fair value of any reporting units within the company that have recorded goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.
The Company performs its annual goodwill impairment review on March 1 of each year. During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity, which had significant adverse impacts on stock markets, which contributed to a significant decline in the Company’s stock price and corresponding market capitalization. For most of the fourth quarter, the Company’s market capitalization value was significantly below the recorded net book value of the Company’s balance sheet, including goodwill. Based on these overriding factors, as required under SFAS 142, indicators existed that the Company had experienced a significant adverse change in the business climate which we determined to be a triggering event requiring us to review for impairment the fair value of the reporting unit associated with the Company’s goodwill.
Because quoted market prices for the Company’s reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the goodwill impairment test. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.
A key component of these fair value determinations is a reconciliation of the sum of these net present value calculations to the Company’s market capitalization. The Company used the market capitalization value as of December 31, 2008, for the purposes of this reconciliation.
The goodwill accounting principles proscribed in SFAS 142 acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual common stock. Therefore, once the above net present value calculations have been determined the Company also adds a control premium to the calculations. This control premium is judgmental and is based on observed acquisitions in the Company’s industry. The resultant fair values calculated for the reporting units are then compared to observable metrics on large mergers and acquisitions in the Company’s industry to determine whether those valuations, in the Company’s judgment, appear reasonable.
After determining the fair values of the Company’s various reporting units as of December 31, 2008, it was determined that the Company’s Kennett/Custom reporting unit passed the first step of the goodwill impairment test. Based on this assessment, the Company concluded that the fair value of the goodwill was not impaired.

Note 12 — Investments in Joint Ventures
The Company is party to three joint ventures; Ohio Castings, Axis and India. The equity method is used to account for the investments in Ohio Castings and Axis. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts. As of December 31, 2008, there have been no equity contributions to the India joint venture.
The carrying amount of investments in joint ventures is as follows:

	For the Years Ended December 31,
	2008	2007
	(in thousands)
Carrying amount of investments in joint ventures
Ohio Castings	$7,000	$5,855
Axis	6,091	7,500
India	—	—

Total investment in joint ventures	$13,091	$13,355

Ohio Castings
Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner in Ohio Castings at cost plus a licensing fee. The Company has been involved with this joint venture since 2003. During May 2007, each of the Ohio Castings joint venture partners made a $1.0 million equity contribution.
Ohio Castings closed its Chicago Castings facility effective June 30, 2006, in connection with a consolidation of its operations. Ohio Castings is responsible for the exit liabilities of this closure. This closing did not have a material financial impact on the Company.
The Company has determined that, although the joint venture is a variable interest entity (VIE), the Company is not the primary beneficiary. The significant factor in this determination was that no partner, including the Company and Castings, has rights to the majority of returns, losses, or votes. Additionally, the risk of loss to Castings and the Company is limited to its investment in the VIE and a portion of Ohio Castings’ debt, which the Company has guaranteed. The two other partners of Ohio Castings have made the same guarantees of these obligations.
The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio as further discussed in Note 17. The value of the guarantee, was less than $0.1 million at December 31, 2008, but has been recorded by the Company in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

See Note 22 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary combined financial position information for Ohio Castings, the investee company is as follows:

	December 31,
	2008	2007
	(in thousands)
Financial position
Current assets	$12,737	$11,638
Property, plant, and equipment, net	14,192	15,167

Total assets	26,929	26,805

Current liabilities	8,414	9,736
Long-term debt	2,059	5,934

Total liabilities	10,473	15,670

Member’s equity	16,456	11,135

Total liabilities and member’s equity	$26,929	$26,805

Summary combined results of operations for Ohio Castings, the investee company are as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Results of operations
Sales	$88,795	$74,238	$108,849

Operating earning (loss)	5,012	2,394	(2,502)

Net earnings (loss)	$5,321	$2,702	$(2,046)

Axis
In June 2007, ARI, through a wholly-owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles at a facility to be constructed by the joint venture. The railcar axles manufactured by the joint venture are expected to be sold at current market prices to outside third parties and some of the joint venture partners, including the Company.
Site preparation of the axle plant facility started during the fourth quarter of 2007 and the Company expects the plant to begin production in the second quarter of 2009. As production has not begun for Axis and it is in the startup and construction phases the joint venture is considered a development stage enterprise. The joint venture is incurring startup costs related to design, training, staffing, and testing, in addition to interest expense on the funds borrowed under its credit agreement.
Two partners initially owned the joint venture equally until February 2008, when they sold equal equity interests in Axis to two new partners. ARI and the other initial partner have an ownership interest of 37.5%, after giving effect to the new partners. The executive committee of the joint venture is comprised of one representative from each initial partner. Each representative has equal voting rights and equal decision-making rights for operational and strategic decisions of the joint venture.
The Company has determined that, although the joint venture is a variable interest entity (VIE), the Company is not the primary beneficiary. The significant factor in this determination was that no partner, including the Company and its wholly-owned subsidiary, has rights to the majority of returns, losses, or votes. Additionally, the risk of loss to the Company and subsidiary is limited to its investment in the VIE and a half of Axis’ debt, which the Company has guaranteed. The other 37.5% partner has guaranteed the other half of Axis’ debt.

The Company, along with the other initial partner of Axis, has guaranteed a credit agreement entered into by Axis during December 2007, as further discussed in Note 17. The value of the Company’s portion of the guarantee, which was $0.9 million at December 31, 2008, has been recorded by the Company in accordance with FIN 45.
See Note 22 for information regarding financial transactions among the Company, the Company’s wholly-owned subsidiary and Axis.
Summary combined financial position information for Axis, the investee company is as follows:

	December 31,
	2008	2007
	(in thousands)
Financial position
Current assets	$1,462	$4,409
Property, plant, and equipment, net	65,358	19,243
Long term assets	1,091	884

Total assets	67,911	24,536

Current liabilities	12,920	187
Long-term debt	42,908	9,361

Total liabilities	55,828	9,548

Member’s equity	12,083	14,988

Total liabilities and member’s equity	$67,911	$24,536

Summary combined financial results for Axis, the investee company, are as follows:

	For the Years Ended December 31,
	2008	2007
	(in thousands)
Financial results
Sales	$—	$—

Loss before interest expense	2,432	9

Net loss	$2,905	$12

India
In June 2008, the Company, through a wholly owned subsidiary, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. The joint venture is owned 50.0% by both partners and each partner has agreed to make limited, equal capital contributions to the joint venture. As of December 31, 2008, no equity investment had been made.
Note 13 — Warranties
The Company provides limited warranties on certain products for periods ranging from one year for parts and services to five years on new railcars. Factors affecting the Company’s warranty liability include the number of units sold, historical and anticipated rates of claims and costs per claim. The Company assesses the adequacy of its warranty liability based on changes in these factors.

The overall change in the Company’s warranty reserve, including the aforementioned reduction, is reflected on the consolidated balance sheet in accrued expenses and taxes, is as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Liability, beginning of year	$2,503	$1,753	$1,237
Provision for new warranties issued	1,458	1,992	2,063
Warranty claims	(1,366)	(1,242)	(1,547)

Liability, end of year	$2,595	$2,503	$1,753

Note 14 — Long-term Debt
Long-term debt consists of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
Revolving line of credit	$—	$—
Senior unsecured notes	275,000	275,000
Other	—	8

Total long-term debt, including current portion	$275,000	$275,008
Less current portion of debt	—	8

Total long-term debt, net of current portion	$275,000	$275,000

Aggregate maturities of long-term debt over the next five years, as of December 31, 2008, are as follows (in thousands):

2009	$—
2010	—
2011	—
2012	—
2013 and thereafter	275,000

$275,000

Revolving line of credit
The Company has an Amended and Restated Credit Agreement (revolving credit agreement) in place, providing for the terms of the Company’s revolving credit facility with Capital One Leverage Finance Corporation, as administrative agent for various lenders. The Company had no borrowings outstanding as of December 31, 2008 and has had no borrowings outstanding under this revolving credit facility since its inception in January 2006. The note bears interest at various rates based on LIBOR or prime. As of December 31, 2008, the interest rate on the revolving credit facility was 2.75% based on the U.S. prime rate at that time.
The revolving credit facility has both affirmative and negative covenants as defined in the agreement, including, without limitation, an adjusted fixed charge coverage ratio (coverage ratio), a maximum total debt leverage ratio (leverage ratio) and limitations on capital expenditures and dividends. These negative covenants include certain limitations on, among other things, the Company’s ability to incur or maintain indebtedness, sell or dispose of collateral, grant credit and declare or pay dividends or make distributions on common stock or other equity securities. The revolving credit facility has a total commitment of the lesser of (i) $100.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials, work in process and finished goods inventory. In addition, the revolving credit facility includes a capital expenditure sub-facility of $30.0 million based on the percentage of the costs related to equipment the Company may acquire. The revolving credit facility expires on October 5, 2009, and provided commercially favorable terms are available, we plan on entering into a new agreement upon expiration. Borrowings under the revolving credit facility are collateralized by accounts receivable, contracts, leases, instruments, chattel paper, inventory, pledged accounts, certain other assets and equipment purchased with proceeds of the capital expenditure sub-facility.

Compliance with the coverage and leverage ratios is not required unless the Company’s excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days). Under this circumstance, the Company’s coverage ratio must not be less than 1.2 to 1.0 on a quarterly and annual basis. Under this circumstance and if the Company has incurred debt during the quarter, the leverage ratio must not be greater than 4.0 to 1.0 on a quarterly and annual basis. At December 31, 2008, the Company had $80.0 million of availability under the revolving credit facility.
The Company was not required to calculate the leverage ratio or the adjusted fixed charge coverage ratio as of December 31, 2008, as its excess availability was greater than $30.0 million and there were no other circumstances that required either of these two ratios to be tested as of that date. The Company declared quarterly dividends of $0.03 per common share during 2008, which did not breach any covenants in the revolving credit agreement.
Mortgage note
The Company had a mortgage note outstanding with a liability of less than $0.1 million as of December 31, 2007, that was paid off in January 2008.
Senior unsecured fixed rate notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes (the notes), which were subsequently exchanged for registered notes in March 2007. The fair value of these notes was approximately $180.8 million and $259.9 million at December 31, 2008 and 2007, respectively.
The notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the notes is payable semi-annually in arrears on March 1 and September 1. The terms of the notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These covenants become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. The Company was in compliance with all of its covenants under the notes as of December 31, 2008 and 2007.
Prior to March 1, 2011, the notes may be redeemed in whole or in part at a redemption price equal to 100.0% of the applicable principal amount, plus an applicable premium based upon a present value calculation using an applicable treasury rate plus 0.5%, plus accrued and unpaid interest. Commencing on March 1, 2011, the redemption price is set at 103.75% of the principal amount of the notes plus accrued and unpaid interest, and declines annually until it is reduced to 100.0% of the principal amount of the notes plus accrued and unpaid interest from and after March 1, 2013. In addition, ARI may redeem up to 35.0% of the notes, beginning on March 1, 2010, at an initial redemption price of 107.5% of their principal amount, plus accrued and unpaid interest with money that the Company raises from one or more qualified equity offerings.

Note 15 — Income Taxes
Income tax expense consists of:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$14,290	$19,356	$17,249
State and local	2,465	3,512	2,610
Foreign	187	36	101

Total current	16,942	22,904	19,960
Deferred
Federal	1,339	(716)	685
State and local	121	(79)	123
Foreign	1	(5)	(16)

Total deferred	1,461	(800)	792

Total income tax expense	$18,403	$22,104	$20,752

Income tax expense attributable to earnings from operations differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35.0% to earnings from operations by the following amounts:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Computed income tax expense	$17,424	$20,779	$19,585
State and local taxes, net of federal tax expense	1,681	2,232	1,777
Non-deductible expenses	(546)	(1,120)	(654)
Other, net	(156)	213	44

Total income tax expense	$18,403	$22,104	$20,752

	For the Years Ended December 31,
	2008	2007	2006
Computed income tax expense	35.0%	35.0%	35.0%
State and local taxes, net of federal tax expense	3.4%	3.8%	3.2%
Non-deductible expenses	(1.1%)	(1.9%)	(1.2%)
Other, net	(0.3%)	0.3%	0.1%

Effective income tax rate	37.0%	37.2%	37.1%

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	December 31,
	2008	2007
	(in thousands)
Current deferred tax assets
Provisions not currently deductible	$2,331	$1,610
Non-current deferred tax assets
Provisions not currently deductible	4,385	3,481
Stock based compensation	897	1,027
Pensions and post retirement	3,323	2,258

Total non-current deferred tax asset	8,605	6,766

Total deferred tax asset	$10,936	$8,376

Current deferred tax liability
Unrealized gain on financial instruments	$(34)	$—
Non-current deferred tax liabilities
Investment in joint ventures	(335)	(1)
Realized gain (loss) on financial instruments	1,675	(507)
Property, plant and equipment	(14,628)	(11,948)

Total deferred tax liability	$(13,322)	$(12,456)

The net deferred tax asset (liability) is classified in the balance sheet as follows:

	As of December 31,
	2008	2007
	(in thousands)
Current deferred tax assets	$2,331	$1,610
Current deferred tax liability	(34)	—

Current deferred tax assets (liability), net	2,297	1,610

Non-current deferred tax assets	8,605	6,766
Non-current deferred tax liability	(13,288)	(12,456)

Non-current deferred tax assets (liability), net	(4,683)	(5,690)

Current deferred tax asset, net	2,297	1,610
Non-current deferred tax liability, net	(4,683)	(5,690)

Net deferred tax liability	$(2,386)	$(4,080)

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
No valuation allowances have been recorded at December 31, 2008 and 2007, as management believes that it is more likely than not that all deferred tax assets will be fully realized based on the expectation of taxable income in future years. There were no net operating loss carryforwards at December 31, 2008 and 2007.

FASB Interpretation No. 48
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109, Accounting for Income Taxes (FIN 48), on January 1, 2007. As of December 31, 2008, the Company’s unrecognized tax benefits are $2.1 million, of which $1.7 million would impact the effective tax rate if reversed.
The aggregate changes in the balance of unrecognized tax benefits were as follows:

Gross unrecognized tax benefits at January 1, 2007	$(2,114)

Adoption of FIN 48	(45)
Increases in tax positions for prior years	(466)
Decreases in tax positions for prior years	812
Increases in tax positions for current years	(168)
Settlements	485
Lapses in statutes	3

FIN 48 liability activity, net	621

Gross unrecognized tax benefits at December 31, 2007	$(1,493)

Increases in tax positions for prior years	(53)
Decreases in tax positions for prior years	58
Increases in tax positions for current years	(596)
Settlements	2

FIN 48 liability activity, net	(589)

Gross unrecognized tax benefits at December 31, 2008	$(2,082)

The Company accounts for interest expense and penalties related to income tax issues as income tax expense. The total amount of accrued interest, net of federal income tax benefits, included in the tax provision is $0.1 million. It is possible that amounts for unrecognized tax benefits, attributable to accounting methods, could change over the next year, due to statutes expiring and/or changes in uncertain tax positions. Such a change is estimated to be in the range of $1.0 million to $1.5 million.
The statute of limitation on the Company’s 2005, 2006, 2007 and 2008 Federal income tax returns will expire on September 15, 2009, 2010, 2011 and 2012, respectively. The Company’s state income tax returns for the 2005 through 2008 tax years remain open to examination by various state authorities with the latest closing period on November 15, 2012. The Company’s foreign subsidiary’s income tax returns for the 2005 through 2008 tax years remain open to examination by the Canadian tax authority.
Note 16 — Employee Benefit Plans
The Company is the sponsor of two defined benefit pension plans that cover certain employees at designated repair facilities. One plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second plan, which covers only certain of the Company’s union employees is active and benefits continue to accrue thereunder. The assets of all funded plans are held by independent trustees and consist primarily of equity and fixed income securities. The Company is also the sponsor of an unfunded, non-qualified supplemental executive retirement plan (SERP) in which several of its employees are participants. The SERP is frozen and no additional benefits are accruing thereunder.
The Company also provides postretirement healthcare benefits for certain of its salaried and hourly retired employees. Employees become eligible for healthcare benefits if they retire after attaining a specific age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. Effective December 31, 2008, retiree life insurance benefits have been terminated resulting in a plan curtailment in 2008. The Company does not have any future liability related to these terminated benefits.

As required under SFAS 158, the Company has changed its measurement date from October 1 to December 31 in 2008. For 2008, the company has changed its valuation date to December 31. ARI chose to use the valuation performed as of October 1, 2007, and apply it over the fifteen months from October 2007 through December 2008 as permitted under SFAS 158. The net periodic benefit cost for both the pension plans and the postretirement plan was recognized by allocating three months of the cost to retained earnings and recognizing the remaining twelve months of expense over the course of 2008. Thus, during the first quarter of 2008, the Company recognized a $0.1 million decrease to retained earnings as a result of implementing the measurement date provisions under SFAS 158.
Costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are currently expensed.
The change in benefit obligation and change in plan assets for and the funded status is as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(in thousands)

Change in benefit obligation
Benefit obligation — Beginning of year	$16,803	$17,257	$3,758	$5,321
Service cost	370	242	78	130
Interest cost	1,271	962	289	298
Plan amendment	—	159	(694)	—
Plan curtailment	—	—	(150)	—
Actuarial (gain) loss	90	(703)	(368)	(1,959)
Assumed administrative expenses	(252)	(150)	—	—
Employee contributions	—	—	—	59
Benefits paid	(1,202)	(964)	(163)	(91)

Benefit obligation — End of year	$17,080	$16,803	$2,750	$3,758

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(in thousands)

Change in plan assets
Plan assets — Beginning of year	$13,555	$11,270	$—	$—
Actual return on plan assets	(3,163)	1,632	—	—
Administrative expenses	(150)	(192)	—	—
Employee contributions	—	—	—	59
Employer contributions	1,655	1,809	163	32
Benefits paid	(1,202)	(964)	(163)	(91)

Plan assets at fair value — End of year	$10,695	$13,555	$—	$—

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(in thousands)
Funded status
Benefit obligation in excess of plan assets	$(6,385)	$(3,248)	$(2,750)	$(3,758)
Contributions for the fourth quarter	N/A	407	N/A	27

Net amount recognized at December 31	$(6,385)	$(2,841)	$(2,750)	$(3,731)

Amounts recognized in the balance sheet are as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(in thousands)
Accrued benefit liability — short term	$(1)	$(1)	$(110)	$(136)
Accrued benefit liability — long term	(6,384)	(2,840)	(2,640)	(3,595)

Net liability recognized at December 31	$(6,385)	$(2,841)	$(2,750)	$(3,731)

Net actuarial (gain) loss	$5,516	$1,220	$1,194	$(884)
Net prior service cost (credit)	137	155	597	121

Accumulated other comprehensive loss (income) pre-tax at December 31,	$5,653	$1,375	$1,791	$(763)

The short-term liability has been reported on the balance sheet in accrued expenses and taxes.
The components of net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(in thousands)
Components of net periodic benefit cost
Service cost	$371	$242	$179	$62	$130	$11
Interest cost	1,271	963	796	231	299	208
Expected return on plan assets	(1,359)	(960)	(727)	—	—	—
Recognized actuarial loss	213	206	191	(46)	50	—
Amortization of prior service cost (gain)	18	(1)	(1)	18	18	—

Total net preiodic benefit cost	$514	$450	$438	$265	$497	$219

Additional information
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2009	$998	$113
2010	1,099	120
2011	1,095	121
2012	1,091	121
2013 and thereafter	6,874	674

Total	$11,157	$1,149

The Company expects to contribute $0.5 million to its pension plans in 2009.
Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates, and retirement rates, as discussed below:
Discount rates
The Company reviews these rates annually and adjusts them to reflect current conditions. The Company deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees under the Bude and Shippers plans.
Health care cost trend rates
Our health-care cost trend rate related to the Company’s postretirement benefit plan is based on historical retiree cost data, near term health care outlook, including appropriate cost control measures implemented by the Company and industry benchmarks and surveys.
Compensation increase
The Company’s compensation increase rate of 4.0% per year related to our postretirement benefit plan is based on historical experience.
Expected return on plan assets
The Company’s expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.
Mortality and retirement rates
Mortality and retirement rates are based on actual and anticipated plan experience.
The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Discount rate	6.25%	6.25%	5.60%	6.30%

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	5.75%	5.50%	6.30%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Assumed health care cost trend rates for the post retirement benefits plan at December 31 are set forth below:

	2008	2007	2006
Health care cost trend rate assigned for next year	9.0%	10.0%	11.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Year the rate reaches the ultimate trend rate	2018	2013	2013
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	(in thousands)
	Increase	Decrease
Effect on total of service and interest cost	$61	$(47)
Effect on postretirement benefit obligation	$507	$(398)
The Company’s pension plans’ weighted average asset allocations at December 31, 2008 and 2007, and target allocations for 2009, by asset category, are as follows:

			Target
	Plan Assets at December 31,		Allocation
	2008	2007	2009
Asset Category
Equity securities	45%	57%	60%
Debt securities	55%	43%	40%

	100%	100%	100%

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
The Company also maintains qualified defined contribution plans, which provide benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.7 million, $0.9 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 17 — Commitments and Contingencies
As of December 31, 2008, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows:

(in thousands)
2009	$783
2010	493
2011	288
2012	259
2013	256
Thereafter	3,288
Total rent expense for the years ended December 31, 2008, 2007 and 2006 was $2.6 million, $3.8 million and $4.1 million, respectively.
In connection with the Company’s investment in Ohio Castings, ARI has a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $3.1 million was outstanding as of December 31, 2008. ARI also has a guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $0.9 million was outstanding as of December 31, 2008. The bonds and state loan are scheduled to be paid-off in December 2010 and June 2011, respectively. The two other partners of Ohio Castings have made identical guarantees of these obligations. The values of these guarantees amounted to less than $0.1 million at December 31, 2008, and have been recorded by the Company in accordance with FIN 45. ARI would be required to perform under these guarantees provided Ohio Castings becomes delinquent and we believe the risk related to these guarantees is low as of December 31, 2008. This determination was made based on current and forecasted financial information.
One of the Company’s joint ventures, Axis entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50.0% guaranty of Axis’s obligation under its credit agreement during the construction and startup phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the earlier to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of December 31, 2008, Axis had approximately $48.7 million outstanding under the credit agreement of which the Company’s exposure is 50.0% with a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. This loan is scheduled to be paid-off in June 2016. ARI’s initial joint venture partner has made an identical guarantee relating to this credit agreement. The value of the Company’s portion of the guarantee, which was $0.9 million at December 31, 2008, has been recorded by the Company in accordance with FIN 45. ARI would be required to perform under these guarantees provided Axis becomes delinquent and we believe the risk related to these guarantees is low as of December 31, 2008. This determination was made based on forecasted financial information.
The Company is subject to comprehensive Federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse affect on the Company. ARI is involved in investigation and remediation activities at properties that it now owns or leases to address historical contamination and potential contamination by third parties. The Company is also involved with state agencies in the cleanup of two sites under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of the properties prior to their transfer to ARI in 1994 by ACF Industries LLC (ACF) and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to ARI, ARI would be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.

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
ARI is a party to collective bargaining agreements with labor unions at its Longview, Texas repair facility, its North Kansas City, Missouri repair facility and at its Longview, Texas steel foundry and components manufacturing facility. These agreements expire in January 2010, September 2010, and April 2011, respectively. ARI is also party to a collective bargaining agreement at its idled Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provide that the contract would remain in effect under the old terms until terminated by either party with 60 days notice. As of December 31, 2008, this agreement had not been terminated.
ARI has been named the defendant in a lawsuit, OCI Chemical Corporation v. American Railcar Industries, Inc., in which the plaintiff, OCI Chemical Company (OCI), claims the Company was responsible for the damage caused by allegedly defective railcars that were manufactured by ARI. The lawsuit was filed on September 19, 2005, in the United States District Court, Eastern District of Missouri. Mediation on November 24, 2008, was not successful. Another mediation is scheduled to take place on March 9, 2009 and trial has been scheduled for April 13, 2009. The Company believes that it is not responsible for the damage and has meritorious defenses against such liability. While it is reasonably possible that this case could result in a loss, there is not sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.
ARI has been named the defendant in a wrongful death lawsuit, Jennifer Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. Mediation on January 6, 2009, was not successful and trial is scheduled for August 4, 2009. The Company believes that it is not responsible and has meritorious defenses against such liability. While it is reasonably possible that this case could result in a loss, there is not sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.
The Company entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at its railcar production facilities. The agreements have a minimum purchase volume requirement over the life of the contracts totaling $65.0 million. In 2006, 2007 and 2008 combined, ARI purchased $61.6 million under these two contracts and in 2009 ARI expects to purchase $3.4 million under these agreements.
In 2005, ARI entered into supply agreements with a supplier for two types of steel plate. The agreements are for five years and are cancelable by either party, with proper notice after two years. The agreement commits ARI to buy a percentage of its production needs from this supplier at prices that fluctuate with market conditions.
In 2006, we entered into an agreement with two parties, including one of the members of the Ohio Castings joint venture and an affiliate of one of the members of the Ohio Castings joint venture, to purchase a minimum of 60.0% of certain of the Company’s railcar component requirements for the years 2007, 2008 and 2009.
In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase all of its requirements of new railcar axles from a facility to be constructed by the joint venture. Operations are expected to begin in the second quarter of 2009.

During August 2008, the Company entered into contracts to purchase a fixed volume of natural gas for a period of twelve months, of which, a portion of the volume was agreed to at a fixed price for a period of six months beginning in October 2008. The objective of entering into this contract was to fix the price of a portion of the Company’s purchases of this commodity it uses in the manufacturing process. In 2008, the Company purchased $2.9 million of natural gas under these contracts and expect to purchase $0.7 million in 2009.
In October 2008, the Company entered into a foreign currency option to purchase CAD for $5.3 million USD from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. In 2008, the Company purchased CAD for $2.0 million USD. The Company has committed to purchase CAD for $3.3 million USD in 2009.
Note 18 — Initial Public Offering
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
The net proceeds from the offering were applied as follows (in millions):

Redemption of all oustanding shares of preferred stock	$94.0
Repayment of notes due to affiliates	20.5
Repayment of all industrial revenue bonds	8.6
Repayment of amounts outstanding under revolving credit facility	32.3
Acquisition of Custom Steel	17.2
Payment of payables in connection with acquisition	5.3
Investment in plant, property and equipment	12.7
Offering costs paid during the first quarter	1.4

Total uses	$192.0

Note 19 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	For the Years Ended December 31,
	2008		2007		2006
Weighted average basic common shares outstanding	21,302,296		21,274,082		20,666,599
Dilutive effect of employee stock options	—	(1)(2)	82,609	(2)	66,000	(2)

Weighted average diluted common shares outstanding	21,302,296		21,356,691		20,732,599

(1)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the year ended December 31, 2008. These options would have resulted in an antidilutive effect to the earnings per share calculation.

(2)	Stock options to purchase 75,000 shares of common stock granted during the second quarter of 2006 were not included in the calculation for diluted earnings per share for the years ended December 31, 2008, 2007 and 2006. These options would have resulted in an antidilutive effect to the earnings per share calculation. During 2008, these stock options were forfeited/cancelled without exercise.

Note 20 — Stock Based Compensation
The Company accounts for stock-based compensation granted under the 2005 equity incentive plan, as amended (the 2005 Plan) under the recognition and measurement principles of SFAS 123(R) and its related provisions. Stock-based compensation is expensed using a graded vesting method over the vesting period of the instrument.
The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1.0 million shares of the Company’s common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. Options and SARs are subject to certain vesting provisions as designated by the board of directors and may have an expiration period that ranges from 5 to 10 years. Options and SARs granted under the 2005 Plan must have an exercise price at or above the fair market value on the date of grant. If any award expires, or is terminated, surrendered or forfeited, then shares of common stock covered by the award will again be available for grant under the 2005 Plan. The 2005 Plan is administered by the Company’s board of directors or a committee of the board. Options and SARs granted pursuant to the requirements of SFAS 123(R) are expensed on a graded vesting method over the vesting period of the option.
The following table presents the amounts for stock based compensation expense incurred by ARI and the corresponding line items on the statement of operations that they are classified within:

	For the Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Stock based compensation expense:
Cost of revenue: manufacturing operations	$28	$139	$190
Cost of revenue: railcar services	(2)	9	—
Selling, administrative and other	36	1,779	7,926

Total stock based compensation expense	$62	$1,927	$8,116

Net income for the years ended December 31, 2007 and 2006 includes $0.7 million and $3.0 million, respectively of income tax benefits related to the Company’s stock-based compensation arrangements. Income tax benefits related to stock-based compensation arrangements were less than $0.1 million for the year ended December 31, 2008.
Stock options
In January 2006, on the date of the initial public offering, the Company granted options to purchase 484,876 shares of common stock under the 2005 Plan. These options were granted at an exercise price equal to the initial public offering price of $21.00 per share. The options have an expiration term of five years and vest in equal annual installments over a three-year period. The Company determined the fair value of these options using a Black-Scholes calculation based on the following assumptions: stock volatility of 35.0%; 5-year term; interest rate of 4.35%; and dividend yield of 1.0%. As there was no history with the stock prices of the Company, the stock volatility rate was determined using volatility rates for several other similar companies within the railcar industry. The five year term represents the expiration of each option. The interest rate used was the five year government Treasury bill rate on the date of grant. Dividend yield was determined from an average of other companies in the industry, as the Company did not have a history of dividend rates.
In April 2006, the Company issued options to purchase a total of 75,000 shares of common stock under the 2005 Plan. These options were granted at an exercise price of $35.69 per share, the closing stock price on the date of the grant. These options have a four year vesting period and a five year expiration period. The Company determined the fair value using the same assumptions and methodology as was used for the options issued in connection with the Company’s initial public offering. During 2008, the Company’s former Chief Financial Officer, William Benac, resigned causing the cancellation of these options resulting in the recognition of $0.4 million of income from the reversal of expense recorded in accordance with SFAS 123(R).

No stock options were granted in 2007 and 2008.
The Company recognized $0.5 million (exclusive of $0.4 million gain related to cancellation), $1.3 million and $2.4 million, respectively, of compensation expense during the years ended December 31, 2008, 2007 and 2006 related to stock option grants made under the 2005 Plan. The Company recognized income tax benefits related to stock options of $0.5 million and $0.9 million, respectively, during the years ended December 31, 2007 and 2006. Income tax benefits related to stock options were less than $0.1 million for the year ended December 31, 2008.
The following is a summary of option activity under the 2005 Plan:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

January 1, 2006	—	$—
Granted in 2006	559,876	$22.97		$8.05

Outstanding at December 31, 2006	559,876	$22.97		$8.05
Exercised in 2007	(94,523)	$21.00

Outstanding at December 31, 2007	465,353	$23.37		$8.21
Cancelled in 2008	(75,000)

Outstanding at December 31, 2008	390,353	$21.00	24 months	$7.28	$—	(1)

Exercisable at December 31, 2008	228,726	$21.00	24 months	$7.28	$—	(1)

(1)	— Options to purchase 390,353 shares, of which 228,726 are exercisable, of the Company’s common stock have exercise prices that are above market price, based on the closing market price of $10.53 for a share of the Company’s common stock on the last business day of the year ended December 31, 2008.
No options were exercised in 2008. Options to purchase 94,523 shares of the Company’s common stock were exercised during the year ended December 31, 2007. The total intrinsic value of options exercised during the year ended December 31, 2007, was $1.3 million. The Company realized a tax benefit of $0.5 million related to these option exercises. No options were exercised during 2006 as options first became exercisable in January 2007.
All outstanding options will be vested as of January 19, 2009, thus all compensation costs related to the vested and unvested portion of stock options have been recognized as of December 31, 2008.
As of December 31, 2008, an aggregate of 515,124 shares were available for issuance in connection with future equity instrument grants under the Company’s 2005 Plan.
Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The 1,000,000 shares covered by the Plan were registered for issuance to the public with the SEC on a Form S-8 on August 16, 2006.
Restricted stock award
During 2006, the Company issued 285,714 restricted shares of the Company’s common stock to its Chief Executive Officer. These restricted shares were granted at the initial public offering price of $21.00 and became fully vested in January 2007. All shares under this grant are now transferable without contractual restrictions.
The Company recognized $0.3 million and $5.7 million of compensation expense during the years ended December 31, 2007 and 2006, respectively, for this restricted stock grant. The Company recognized $0.1 million and $2.1 million of income tax benefits in the years ended December 31, 2007 and 2006, respectively, for this restricted stock grant. No compensation expense or related income tax benefits were recognized during 2008 for this restricted stock grant.

The following is a summary of the status and activity related to non-vested shares:

		Weighted
	Non-vested	Average Grant
	Stock Awards	Date Fair Value
Non-vested at January 1, 2006	—	$—
Granted in 2006	285,714	21.00
Vested in 2006	(114,286)	21.00

Non-vested at December 31, 2006	171,428	21.00
Vested in 2007	(171,428)	21.00

Non-vested at December 31, 2007 and 2008	—

Within the Form S-8 filed with the SEC on August 16, 2006, the Company registered for resale 114,286 shares of restricted stock that vested in January 2006.
Stock appreciation rights
The compensation committee of the board of directors of the Company granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan, as amended, during April 2007, April 2008 and September 2008.
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

The following table provides an analysis of SARs granted in 2007 and 2008:

	2008 Grants	2007 Grant
Grant date	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding at December 31, 2008	251,088	254,000
Weighted Avg Exercise price	$20.81	$29.49
Contractual term	7 years	7 years

December 31, 2008 SARs Black Scholes Valuation Components:
Stock volatility range	41.5% – 46.0%	44.2% – 51.2%
Expected life range	3.3 – 5.2 years	2.7 – 3.8 years
Risk free interest rate range	0.9% – 1.5%	0.9%
Dividend yield	0.4%	0.4%
Forfeiture rate	9.0%	2.0%
The exercise prices represent the closing price of the Company’s common stock on the date of grant. The SARs have a term of seven years. As there was not adequate history with the stock prices of the Company at the time of the grant, the stock volatility rate was determined using historical volatility rates for several other similar companies within the railcar industry. The expected life ranges represent the use of the simplified method prescribed by the U.S. Securities and Exchange Commission (SEC) in Staff Accounting Bulletin (SAB) No. 107 and SAB No. 110, which uses the average of the vesting period and expiration period of each group of SARs that vest equally over a four-year period. The interest rates used were the government Treasury bill rate on the date of valuation. Dividend yield was determined using the historical dividend rate of the Company. The forfeiture rate used was based on a Company estimate of expected forfeitures over the contractual life of each grant of SARs for each period.
The following is a summary of SARs activity under the 2005 Plan:

			Weighted
	Stock	Weighted	Average	Weighted	Aggregate
	Appreciation	Average	Remaining	Average Grant	Intrinsic
	Rights	Exercise	Contractual	Date Fair	Value
	(SARs)	Price	Life	Value of SARs	($000)

January 1, 2007	—
Granted	273,800	$29.49
Outstanding at December 31, 2007	273,800	$29.49

Granted	274,400	$20.81
Cancelled/Forfeited (2)	(43,674)

Outstanding at December 31, 2008	504,526	$25.18	70 months	$1.14	$—	(1)

Exercisable at December 31, 2008	63,500				$—	(1)

(1)	— Stock appreciation rights with an exercise price of $29.49, $20.88 and $16.46 have no intrinsic value based on the closing market price of $10.53 for a share of the Company’s common stock on the last business day of the year ended December 31, 2008.

(2)	— In 2008, 19,374 SARs of those granted in 2008 forfeited due to the closing price of the Company’s common stock not achieving a specified price target for twenty trading days during any sixty day trading day period.

Compensation expense during the year ended December 31, 2008, was less than $0.1 million and $0.3 million for the year ended December 31, 2007, related to stock appreciation rights granted under the 2005 Plan. The Company recognized income tax benefits related to stock appreciation rights of $0.1 million during the year ended December 31, 2007, and income tax benefits were less than $0.1 million for the year ended December 31, 2008.
As of December 31, 2008, unrecognized compensation costs related to the unvested portion of stock appreciation rights were $0.3 million and were expected to be recognized over a period of 38 months.
Note 21 — Common Stock and New Preferred Stock
On January 24, 2006, the Company completed the sale of 9,775,000 shares of common stock to the public pursuant to an effective registration statement at a price of $21.00 per share. In connection with the offering, the Company redeemed all new preferred stock, including accrued dividends of $11.9 million, for a total of $94.0 million.
During each quarter of 2006, 2007 and 2008, the board of directors of the Company declared and paid cash dividends of $0.03 per share of common stock of the Company to shareholders of record as of a given date.
During the year ended December 31, 2007, the Company issued 94,523 shares of its common stock as certain holders of stock options exercised options to purchase the Company’s common stock.
Note 22 — Related Party Transactions
Agreements with ACF
The Company has the following agreements with ACF, a company controlled by Mr. Carl C. Icahn, the Company’s principal beneficial stockholder and the chairman of the Company’s board of directors:
Manufacturing services agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the years ended December 31, 2008, 2007 and 2006, ARI purchased inventory of $44.7 million, $46.9 million and $81.5 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
Supply agreement
Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement was $0.2 million, $0.1 million and $0.1 million, respectively, for the years ended December 31, 2008, 2007 and 2006. Such amounts are included under manufacturing operations revenue from affiliates on the Consolidated Statement of Operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
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

Railcar manufacturing agreement
In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which the Company agreed to purchase certain of its requirements for tank railcars from ACF. Under the terms of the manufacturing agreement, ARI has agreed to purchase at least 1,388 tank railcars from ACF with delivery expected to be completed in the first quarter of 2009. During the second quarter of 2007, ARI received new customer orders to support the tank railcars to be produced under the manufacturing agreement. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, ARI has and will pay ACF half the profits realized. Prior to its termination by ACF as described below, the term of the agreement was for five years. Either party had the right to terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions. The agreement may also be terminated immediately upon the happening of certain extraordinary events.
On September 23, 2008, a termination letter was received from ACF regarding this agreement effective the later of the completion of 1,388 tank railcars or March 23, 2009.
In the years ended December 31, 2008 and 2007, ARI incurred costs under this agreement of $24.2 million and $4.1 million, respectively, in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs and such amount is included under cost of goods sold on the statement of operations. The Company recognized revenue of $100.3 million and $17.3 million related to railcars shipped under this agreement for the years ended December 31, 2008 and 2007, respectively.
Other agreements
ARI entered into a note payable with ACF Holding, an affiliate, for $12.0 million effective January 1, 2005, in connection with the purchase of Castings (Note 1). The note bears interest at prime plus 0.5% and is due on demand. This note was paid off in full in connection with the initial public offering in January 2006. Interest expense on this note was $0.1 million for the year ended December 31, 2006.
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the years ended December 31, 2008, 2007 and 2006.
Agreements with ARL
The Company has or had the following agreements with ARL, a company controlled by Mr. Carl C. Icahn, the Company’s principal beneficial stockholder and the chairman of the Company’s board of directors:
Railcar servicing agreement and fleet services agreement
Under a railcar servicing agreement entered into in 2005, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. Revenue of $16.0 million and $18.6 million, respectively, for the years ended December 31, 2007 and 2006, was recorded under this arrangement. These amounts are included under railcar services revenue from affiliates on the statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
Effective as of January 1, 2008, the Company entered into a new fleet services agreement with ARL, which replaced the 2005 railcar servicing agreement described above. The new agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the new agreement, the Company continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. The Company currently provides such repair and maintenance services for approximately 26,000 railcars for ARL. The new agreement extends through December 31, 2010, and is automatically renewed for additional one year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate the new agreement. Revenue of $15.3 million for the year ended December 31, 2008, was recorded under this agreement. Such amounts are included under railcar services revenue from affiliates on the consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other customers.

Services agreement, separation agreement and rent and building services extension agreement
Under the Company’s services agreement with ARL, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by the Company’s Chief Executive Officer, which is further described later in this footnote. Under this agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based on an agreed upon fixed annual fee.
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
Total fees paid to ARL were $0.6 million, $0.6 million and $2.0 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The Company did not bill ARL in the years ended December 31, 2007 or 2006 as no services were performed under this agreement for ARL. The fees paid to ARL are included in selling, administrative and other costs to affiliates on the statement of operations.
Trademark license agreement
Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI is entitled to annual fees of $1,000 in exchange for this license.
Sales contracts
On March 31, 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 railcars in 2007. The Company, prior to this agreement had manufactured and sold railcars to ARL on a purchase order basis. The agreement also included options for ARL to purchase up to 300 railcars in 2007 and 1,400 railcars in 2008. The option to purchase 1,400 railcars in 2008 was exercised by ARL. ARL also exercised its option to purchase 71 railcars in 2007. Revenue for these railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying Consolidated Statement of Operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
In September 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 500 railcars in both 2008 and 2009.

Agreements with other affiliated parties
During December 2004, ARI borrowed $7.0 million under a note payable to Arnos Corp., an affiliate of ARI. The note was interest bearing at prime plus 1.8% and was payable on demand. Interest expense on the note was $0.1 million for the year ended December 31, 2006. This note was paid in full in connection with the initial public offering in January 2006.
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in August 2009. This note receivable is included in investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $0.5 million and $1.2 million at December 31, 2008 and 2007, respectively.
In connection with the Company’s investment in Ohio Castings, ARI has a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $3.1 million was outstanding as of December 31, 2008. ARI also has a guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $0.9 million was outstanding as of December 31, 2008. The two other partners of Ohio Castings have made identical guarantees of these obligations.
During April 2006, the Company’s chairman and majority stockholder, Mr. Carl C. Icahn, contributed $0.3 million as a capital contribution to pay the weekly payroll and fringe benefits of the Marmaduke manufacturing facility. This was done to help bridge the gap until the Company received funds from its insurance policies to continue to pay full wages and benefits to all employees working for the tank railcar operations at Marmaduke, Arkansas that were temporarily shutdown as a result of the tornado that struck the facility as described in Note 24.
The Company leases certain facilities from an entity owned by its Chief Executive Officer. Expenses paid to related parties for these facilities were $1.0 million, $0.9 million and $0.8 million, respectively, for the years ended December 31, 2008, 2007 and 2006. These costs are included in costs of manufacturing operations as well as selling, administrative and other costs from affiliates on the consolidated statement of operations.
One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50.0% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the first to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of December 31, 2008, Axis had approximately $48.7 million outstanding under the credit agreement of which the Company’s exposure is 50.0%. The Company’s guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture has made an identical guarantee relating to this credit agreement.
In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase all of its requirements of railcar axles from a facility to be constructed by the joint venture. Operations are not expected to begin until the second quarter of 2009.
Financial information for transactions with affiliates
As of December 31, 2008 and 2007, amounts due from affiliates were $10.3 million and $17.2 million in accounts receivable from ACF, Ohio Castings, ARL and Axis.
As of December 31, 2008 and 2007, amounts due to affiliates included $5.2 million and $2.9 million, respectively, in accounts payable to ACF and ARL.
Cost of railcar manufacturing for the years ended December 31, 2008, 2007 and 2006 included $73.6 million, $41.2 million and $37.1 million, respectively, in railcar products produced by Ohio Castings. Expenses of $0.1 million paid to Castings under a supply agreement are included in the cost of manufacturing operations for the year ended December 31, 2006.
Inventory at December 31, 2008, 2007 and 2006 includes $4.9 million, $3.7 million and $4.1 million, respectively, of purchases from Ohio Castings. Approximately $0.4 million, $0.5 million and $0.1 million of costs, respectively, were eliminated at December 31, 2008, 2007 and 2006 as it represented profit from a related party for inventory still on hand.

Note 23 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2008	Operations	Services	& all other	Eliminations	Totals
	(in thousands)

Revenues from external customers	$757,505	$51,301	$—	$—	$808,806
Intersegment revenues	717	148	—	(865)	—
Cost of revenue — external customers	(682,744)	(41,653)	—	—	(724,397)
Cost of intersegment revenue	(580)	(122)	—	702	—

Gross profit (loss)	74,898	9,674	—	(163)	84,409
Selling, administration and other	(7,655)	(2,551)	(16,329)	—	(26,535)

Earnings (loss) from operations	$67,243	$7,123	$(16,329)	$(163)	$57,874

Total assets	$351,037	$40,246	$288,371	$—	$679,654
Capital expenditures	42,163	7,396	2,873	—	52,432
Depreciation and amortization	17,513	2,086	1,361	—	20,960

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2007	Operations	Services	& all other	Eliminations	Totals
	(in thousands)

Revenues from external customers	$648,124	$50,003	$—	$—	$698,127
Intersegment revenues	981	509	—	(1,490)	—
Cost of revenue — external customers	(568,023)	(41,040)	—	—	(609,063)
Cost of intersegment revenue	(819)	(471)	—	1,290	—

Gross profit (loss)	80,263	9,001	—	(200)	89,064
Selling, administration and other	(7,667)	(2,123)	(17,589)	—	(27,379)

Earnings (loss) from operations	$72,596	$6,878	$(17,589)	$(200)	$61,685

Total assets	$320,313	$37,243	$296,828	$—	$654,384
Capital expenditures	53,518	2,017	3,832	—	59,367
Depreciation and amortization	12,121	1,803	841	—	14,765

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2006	Operations	Services	& all other	Eliminations	Totals
	(in thousands)

Revenues from external customers	$597,913	$48,139	$—	$—	$646,052
Intersegment revenues	1,854	1,362	—	(3,216)	—
Cost of revenue — external customers	(537,344)	(38,020)	—	—	(575,364)
Cost of intersegment revenue	(1,655)	(1,033)	—	2,688	—

Gross profit (loss)	60,768	10,448	—	(528)	70,688
Income related to insurance recoveries, net	9,946	—	—	—	9,946
Gain on asset conversion, net	4,323	—	—	—	4,323
Selling, administration and other	(5,990)	(1,845)	(20,564)	—	(28,399)

Earnings (loss) from operations	$69,047	$8,603	$(20,564)	$(528)	$56,558

Total assets	$255,169	$33,764	$49,993	$—	$338,926
Capital expenditures	43,415	1,318	183	—	44,916
Depreciation and amortization	8,747	1,905	149	—	10,801
Manufacturing Operations
Manufacturing revenues from affiliates were 22.6%, 20.1% and 7.7% of total consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively.
Manufacturing revenues from one unaffiliated significant customer totaled 44.7%, 51.6% and 40.6% of total consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively.
Manufacturing revenues from two significant customers were 67.4%, 71.7% and 48.8% of total consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively.
Manufacturing receivables from one affiliated significant customer were 22.9% of total consolidated accounts receivable at December 31, 2008. Manufacturing receivables from one unaffiliated significant customer were 31.3% of total consolidated accounts receivable at December 31, 2007. Manufacturing receivables from two significant customers were 62.9% and 51.2% of total consolidated accounts receivable at December 31, 2008 and 2007, respectively.
Railcar Services
Railcar services revenues from affiliates were 1.9%, 2.3% and 2.9% of total consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively. No single railcar services customer accounted for more than 10.0% of total consolidated revenue for the years ended December 31, 2008, 2007 and 2006. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2008 and 2007.
Note 24 — Marmaduke Storm Damage Insurance Claim (Income related to insurance recoveries)
On April 2, 2006, a tornado struck the Marmaduke, Arkansas area, causing damage to the company’s tank railcar manufacturing complex in Marmaduke, Arkansas. While the majority of the Marmaduke tank railcar complex suffered only minor damage, the portion of the factory that processed inbound material, equipment associated with material handling, plate steel blasting and sheet rolling as well as some inventory was destroyed by the storm. The tornado also destroyed an empty building that was nearing completion to receive inbound material and store inventory. The manufacturing complex was closed from April 2, 2006 through August 6, 2006 due to the storm. The Company recommenced operations at the manufacturing complex on August 7, 2006 when the repairs related to the tornado damage were substantially complete.

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
The amounts recorded in the statement of operations relating to business interruption insurance recoveries is set forth as follows:

Year Ended
December 31,
2006
(in thousands)

Business interruption insurance claim	$15,968
Business interruption claim deductible	(600)

Business interruption insurance settlement, net	15,368

Continuing expenses	(5,430)
Deductible adjustment	8

Income related to insurance recoveries, net	$9,946

The amounts recorded in the statement of operations relating to our property damage insurance recoveries are set forth as follows:

Year Ended
December 31, 2006
(in thousands)

Property damage insurance claim	$11,160
Property damage claim deductible	(100)

Property damage insurance settlement, net	11,060
Assets damaged, clean up costs, repair costs	(6,737)

Gain on asset conversion, net	$4,323

Note 25 — Supplemental Cash Flow Information
ARI received interest income of $7.8 million, $13.8 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
ARI paid interest expense of $21.0 million, $9.5 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.
ARI paid taxes of $18.9 million, $20.4 million and $23.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.
In the year ended December 31, 2008, the Company incurred stock based compensation expense of $0.5 million, exclusive of $0.4 million gain related to the cancellation of stock options, in connection with various grants of stock options and SARs to certain employees.
In the year ended December 31, 2007, the Company incurred stock based compensation expense of $1.9 million in connection with various grants of stock based compensation arrangements including restricted shares of common stock to the Company’s Chief Executive Officer, stock options and SARs to certain employees.
In the year ended December 31, 2006, the Company incurred stock based compensation expense of $5.7 million in connection with the initial public offering for the issuance of restricted shares of common stock to the Company’s Chief Executive Officer. The Company’s stock option expense for the year ended December 31, 2006 was $2.4 million.
In January 2006, in connection with the initial public offering, the Company incurred compensation expense of $0.5 million related to a bonus for one of the Company’s senior officers that was paid in 2007.
During 2008, 2007 and 2006, the board of directors declared a common stock dividend each quarter of $0.03 per share to shareholders.
On January 1, 2007, ARI recorded a $1.6 million liability that was reclassed from a deferred tax liability account related to the Company’s unrecognized tax liability in accordance with FIN 48. See Note 15 for further discussion.
On October 30, 2008, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of January 9, 2009 that was paid on January 23, 2009.
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

Note 26 — Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth	Year to
	quarter	quarter	quarter	quarter	Date
	(in thousands, except per share data)
2008
Sales	$184,049	$204,482	$217,248	$203,027	$808,806
Gross profit	22,292	20,612	19,603	21,902	84,409
Net earnings available to common shareholders	10,128	6,232	7,447	7,575	31,382
Net earnings per common share-basic	$0.48	$0.29	$0.35	$0.35	$1.47
Net earnings per common share-diluted	$0.48	$0.29	$0.35	$0.35	$1.47

	First	Second	Third	Fourth	Year to
	quarter	quarter	quarter	quarter	Date
	(in thousands, except per share data)
2007
Sales	$187,343	$208,997	$139,891	$161,896	$698,127
Gross profit	27,981	25,691	15,972	19,420	89,064
Net earnings available to common shareholders	13,507	11,032	4,860	7,865	37,264
Net earnings per common share-basic	$0.64	$0.52	$0.23	$0.36	$1.75
Net earnings per common share-diluted	$0.63	$0.52	$0.23	$0.36	$1.74
Note 27 — Subsequent Events
On March 3, 2009, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of March 20, 2009 that will be paid on April 2, 2009.
During January and February 2009, Longtrain paid $20.2 million to invest in corporate bonds that mature in 2015 with interest payments semi-annually.
On March 3, 2009, the Compensation Committee of the Board of Directors of the Company granted awards of Stock Appreciation Rights (SARs) to certain Company employees pursuant to the Company’s 2005 Plan. The Committee granted an aggregate of 304,900 SARs. The SARs will be settled in cash and have an exercise price of $6.71, which was the closing price of the Company’s common stock on the date of grant. 211,650 SARs vest equally in 25% increments on the first, second, third and fourth anniversaries of the grant date. 93,250 SARs vest equally in 25% increments on the first, second, third and fourth anniversaries of the grant date, but only if the closing price of the Company’s common stock achieves a specified price target for twenty trading days during any sixty day trading day period during the twelve month period preceding the applicable anniversary date. If the Company’s common stock does not achieve the specified price target during the applicable twelve month period, the applicable portion of these performance-based SARs will not vest. Each holder must further remain employed by the Company through each anniversary of the grant date in order to vest in the corresponding number of SARs. The SARs have a term of seven years.

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
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Grant Thornton, LLP, the independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.
Item 9B: Other Information
Change in executive leadership
As reported in an 8-K filed by the Company on March 4, 2009, James J. Unger will resign as President and Chief Executive Officer of the Company effective April 1, 2009, but will continue to serve the Company as a consultant beginning on that date. In this role, it is expected that Mr. Unger will, among other things, assist Mr. Cowan, ARI’s new Chief Executive Officer effective April 1, 2009, with the leadership transition, work to maintain key customer relationships, participate in customer contract negotiations and assist with potential strategic transactions. Mr. Unger will also continue as a member of the Company’s Investment Committee, maintain his roles with the Company’s joint ventures and continue to represent the Company as a member of various railcar industry groups. Mr. Unger will remain on the Company’s Board of Directors and, effective April 1, 2009, will assume the role of Vice Chairman of the Board. In exchange for these services, Mr. Unger will receive a consulting fee of $135,000 and a director fee of $65,000 that are both payable quarterly, in advance, and the Company will continue to provide Mr. Unger with an automobile allowance. In his role as consultant, Mr. Unger will report to and serve at the discretion of the Company’s Board.

2009 Base Salaries Increase
On March 3, 2009, the board of directors’ Compensation Committee (the “Committee”) approved the following new base salaries for the indicated executive officers:

		2009
Name	Position	Salaries
James Cowan	President and Chief Executive Officer (effective April 1, 2009)	$350,000

Dale C. Davies	Senior Vice President — Chief Financial Officer and Treasurer	205,000
2009 Bonus Plan
At its March 3, 2009 meeting, the Committee also approved the Company’s Management Incentive Plan for 2009 (the “Bonus Plan”). The 2009 bonus amounts, if any, for the Company’s named executive officers will be based on a combination of financial targets for 2009 (adjusted EBITDA and return on net assets) and a variety of other quantitative and qualitative criteria, including financial, strategic, corporate, divisional and individual goals. The Committee retains sole discretion over all matters relating to the potential 2009 bonus payments, including, without limitation, the decision to pay any bonuses, the amount of each bonus, if any, and the ability to increase or decrease any bonus payment and make changes to any performance measures or targets. Unless otherwise approved by the Committee, no bonuses will be paid to any named executive officer who ceases to be employed by the Company prior to the payment date.
In connection with the management transition described above, the Committee also approved a new target bonus amount, as a percentage of base salary, for James Cowan at 60.0%.
Stock Appreciation Rights
Also on March 3, 2009, the Committee granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Equity Incentive Plan, as amended (the “Equity Incentive Plan”). The Committee granted an aggregate of 304,900 SARs, of which 83,000 were granted to the Company’s following named executive officers:

Name	Position	Number of SARs
James Cowan	President and Chief Executive Officer (effective April 1, 2009)	50,000

Dale C. Davies	Senior Vice President — Chief Financial Officer and Treasurer	18,000

Alan C. Lullman	Senior Vice President — Sales, Marketing and Services	15,000
One half of the SARs issued to each of the above-named executive officers vest in 25% increments on the first, second, third and fourth anniversaries of the grant date. The remaining one half of such SARs similarly vest in 25% increments on the first, second, third and fourth anniversaries of the grant date, but only if the closing price of the Company’s common stock achieves a specified price target for twenty trading days during any sixty day trading day period during the twelve month period preceding the applicable anniversary date. If the Company’s common stock does not achieve the specified price target during the applicable twelve month period, the applicable portion of these performance-based SARs will not vest. Each holder must further remain employed by the Company through each anniversary of the grant date in order to vest in the corresponding number of SARs. The SARs have a term of seven years.
The SARs will be settled in cash and have an exercise price of $6.71, the closing price of the Company’s common stock on the date of grant. Upon the exercise of any SAR, the Company shall pay the holder, in cash, an amount equal to the excess of (A) the aggregate fair market value in respect of which the SARs are being exercised, over (B) the aggregate exercise price of the SARs being exercised. The SARs are subject in all respects to the terms and conditions of the Equity Incentive Plan and the Stock Appreciation Rights Agreement evidencing the grant, which contain non-solicitation, non-competition and confidentiality provisions.

PART III
Item 10: Directors, Executive Officers and Corporate Governance of the Registrant
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the 2009 Proxy Statement).
Information relating to the board of directors’ determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2009 Proxy Statement. Information regarding the Company’s Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2009 Proxy Statement.
Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2009 Proxy Statement.
The Company has adopted a Code of Business Conduct and a Code of Ethics for Senior Financial Officers that applies to all of its directors, officers, and employees. The Code of Business Conduct and Code of Ethics for Senior Financial Officers are on the Company’s website at www.americanrailcar.com under the caption “Corporate Governance.”
Item 11: Executive Compensation
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company’s 2009 Proxy Statement.
Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s 2009 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in the Company’s 2009 Proxy Statement.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2009 Proxy Statement.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company’s 2009 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Director Independence and Controlled Company Status” in the Company’s 2009 Proxy Statement.

Item 14: Principal Accountant Fees and Services
Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Fees Billed by Independent Registered Public Accounting Firm” in our 2009 Proxy Statement.
Part IV
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

American Railcar Industries, Inc.
Date: March 6, 2009	By:	/s/ James J. Unger
		Name:	James J. Unger
		Title:	President and Chief Executive Officer

Signature	Title	Date
/s/ James J. Unger Name: James J. Unger	President and Chief Executive Officer (principal executive officer) and Director	March 6, 2009

/s/ Dale C. Davies Name: Dale C. Davies	Senior Vice President, Treasurer and Chief Financial Officer (principal financial officer)	March 6, 2009

/s/ Michael E. Vaughn Name: Michael E. Vaughn	Vice President and Corporate Controller (principal accounting officer)	March 6, 2009

/s/ Vincent J. Intrieri Name: Vincent J. Intrieri	Director	March 6, 2009

/s/ Peter K. Shea Name: Peter K. Shea	Director	March 6, 2009

/s/ James Pontious Name: James Pontious	Director	March 6, 2009

/s/ James Laisure Name: James Laisure	Director	March 6, 2009

/s/ Brett Icahn Name: Brett Icahn	Director	March 6, 2009

/s/ Harold First Name: Harold First	Director	March 6, 2009

/s/ Hunter Gary Name: Hunter Gary	Director	March 6, 2009

Exhibit index

Exhibit No.	Description of Exhibit

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

3.2	Amended and Restated By-laws of American Railcar Industries, Inc. (Delaware) (incorporated by reference to Exhibit 3.2 to ARI’s Current Report on Form 8-K, filed with the SEC on February 21, 2008).

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

Exhibit No.	Description of Exhibit

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

10.43
Second Amendment to Amended and Restated Loan and Security Agreement dated as of February 12, 2007 (incorporated by reference to Exhibit 10.43 to ARI’s Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 2006, filed with the SEC on February 13, 2007).

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

10.51
Axis, LLC Amended and Restated Limited Liability Company Agreement, dated as of January 25, 2008 (incorporated by reference to Exhibit 10.51 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 22, 2008).

10.52
ARI / ARL Rent and Building Services Extension Agreement, dated as of February 22, 2008 (incorporated by reference to Exhibit 10.52 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 22, 2008).

10.53
Fleet Services Agreement with American Railcar Leasing, LLC, dated as of February 26, 2008 (incorporated by reference to Exhibit 10.53 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008). †

10.54
Joint Venture Agreement by and between American Railcar Mauritius II and Amtek Transportation Systems Limited (incorporated by reference to Exhibit 10.54 to ARI’s Current Report on Form 8-K, filed with the SEC on June 20, 2008).

10.55
Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.55 to ARI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008).

10.56
Employment Agreement between American Railcar Industries, Inc. and Dale C. Davies, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.56 to ARI’s Current Report on Form8-K, filed with the SEC on September 16, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of American Railcar Industries, Inc.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer.*

Exhibit No.	Description of Exhibit

31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission.