Form 10-Q
period 2009-03-31
American Railcar Industries, Inc./DE
filed 2009-05-08
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on May 6, 2009 was 21,302,296 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$261,091	$291,788
Short-term investments — available-for-sale securities	31,642	2,565
Accounts receivable, net	29,188	39,725
Accounts receivable, due from affiliates	15,114	10,283
Inventories, net	81,366	97,245
Prepaid expenses and other current assets	5,569	5,314
Deferred tax assets	1,729	2,297

Total current assets	425,699	449,217

Property, plant and equipment, net	206,087	206,936
Deferred debt issuance costs	3,073	3,204
Goodwill	7,169	7,169
Other assets	37	37
Investments in joint ventures	13,533	13,091

Total assets	$655,598	$679,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,758	$42,201
Accounts payable, due to affiliates	3,730	5,193
Accrued expenses and taxes	5,571	7,758
Accrued compensation	10,365	10,413
Accrued interest expense	1,751	6,907
Accrued dividends	639	639

Total current liabilities	54,814	73,111

Senior unsecured notes	275,000	275,000
Deferred tax liability	2,125	4,683
Pension and post-retirement liabilities	8,967	9,024
Other liabilities	3,046	3,111

Total liabilities	343,952	364,929

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 shares issued and outstanding at March 31, 2009 and December 31, 2008	213	213
Additional paid-in capital	239,617	239,617
Retained earnings	82,122	80,035
Accumulated other comprehensive loss	(10,306)	(5,140)

Total stockholders’ equity	311,646	314,725

Total liabilities and stockholders’ equity	$655,598	$679,654

See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008

Revenues:
Manufacturing operations (including revenues from affiliates of $48,405 and $34,689 for the three months ended March 31, 2009 and 2008, respectively)	$144,670	$170,784

Railcar services (including revenues from affiliates of $3,533 and $4,053 for the three months ended March 31, 2009 and 2008, respectively)	12,277	13,265

Total revenues	156,947	184,049

Cost of revenue:
Manufacturing operations	(130,098)	(150,890)
Railcar services	(10,472)	(10,867)

Total cost of revenue	(140,570)	(161,757)
Gross profit	16,377	22,292

Selling, administrative and other (including costs related to affiliates of $151 both for the three months ended March 31, 2009 and 2008)	(7,013)	(6,841)

Earnings from operations	9,364	15,451

Interest income (including income related to affiliates of $5 and $11 for the three months ended March 31, 2009 and 2008, respectively)	1,183	2,557
Interest expense	(5,140)	(5,043)
Other (loss) income	(96)	3,199
(Loss) earnings from joint ventures	(842)	304

Earnings before income tax expense	4,469	16,468
Income tax expense	(1,743)	(6,340)

Net earnings available to common shareholders	$2,726	$10,128

Net earnings per common share — basic	$0.13	$0.48
Net earnings per common share — diluted	$0.13	$0.48
Weighted average common shares outstanding — basic	21,302	21,302
Weighted average common shares outstanding — diluted	21,302	21,302

Dividends declared per common share	$0.03	$0.03
See notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008

Operating activities:
Net earnings	$2,726	$10,128
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	5,644	4,652
Amortization of deferred costs	171	203
Loss on disposal of property, plant and equipment	71	1
Stock based compensation	(35)	293
Change in investments in joint ventures as a result of loss (earnings)	842	(304)
Unrealized loss (gain) on derivatives	91	(3,135)
Provision for deferred income taxes	712	1,571
(Benefit) provision for doubtful accounts receivable	(37)	11
Investing activities reclassified from operating activities:
Interest income on short-term investments — available-for-sale securities	(647)	—
Realized loss on derivatives	20	—
Dividends received from short-term investments — available-for-sale securities	(15)	—
Changes in operating assets and liabilities:
Accounts receivable, net	10,574	(14,851)
Accounts receivable, due from affiliate	(4,831)	13,215
Inventories, net	15,879	(4,268)
Prepaid expenses	(344)	284
Accounts payable	(9,443)	11,099
Accounts payable, due to affiliate	(1,464)	(617)
Accrued expenses and taxes	(7,368)	(3,272)
Other	(92)	(138)

Net cash provided by operating activities	12,454	14,872
Investing activities:
Purchases of property, plant and equipment	(4,949)	(14,766)
Purchases of short-term investments — available-for-sale securities	(36,841)	(27,857)
Interest income on short-term investments — available-for-sale securities	647	—
Realized loss on derivatives	(20)	—
Dividends received from short-term investments — available-for-sale securities	15	—
Proceeds from repayment of note receivable from affiliate	—	165
Investments in joint ventures	(1,324)	(356)
Sale of investment in joint venture	—	1,875
Restricted cash	—	(1,186)

Net cash used in investing activities	(42,472)	(42,125)
Financing activities:
Common stock dividends	(639)	(639)
Finance fees related to new credit facility	(40)	(40)
Repayment of debt	—	(8)

Net cash used in financing activities	(679)	(687)

Decrease in cash and cash equivalents	(30,697)	(27,940)
Cash and cash equivalents at beginning of period	291,788	303,882

Cash and cash equivalents at end of period	$261,091	$275,942

See notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report attached on Form 10-K for the year ended December 31, 2008. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods fairly stated. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
Note 1 — Description of the Business
The condensed consolidated financial statements of the Company include the accounts of American Railcar Industries, Inc. and its wholly owned subsidiaries. Through its subsidiary, Castings, LLC (Castings), the Company has a one-third ownership interest in Ohio Castings Company, LLC (Ohio Castings), a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its subsidiary, ARI Component Venture, LLC, the Company has a 37.5% ownership interest in Axis, LLC (Axis), a limited liability company formed to produce railcar axles, for use or sale by the ownership group. Through its subsidiaries, American Railcar Mauritius I and American Railcar Mauritius II, the Company has a 50.0% ownership interest in Amtek Railcar Industries Private Limited (ARIPL or India), a joint venture company in India, which was formed to produce railcars and railcar components in India for sale by the joint venture. Through its wholly owned subsidiary, ARI Longtrain, Inc. (Longtrain), the Company makes investments from time to time. All intercompany transactions and balances have been eliminated.
ARI manufactures railcars, custom designed railcar parts for industrial companies and railroads, and other industrial products, primarily aluminum and special alloy steel castings, for non-rail customers. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (ARL). In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.5% and 0.5%, respectively, of total consolidated revenues for the three months ended March 31, 2009 and 2008. Canadian assets were 1.0% and 0.6%, respectively, of total consolidated assets as of March 31, 2009 and December 31, 2008.
Note 2 — Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS No. 141R), to create greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective as of the beginning of the Company’s fiscal year on January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No, 161 expands quarterly disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging activities (SFAS No. 133), about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
Note 3 — Short-term Investments — Available-for-Sale Securities
During January 2008, Longtrain purchased 1,530,000 shares of common stock of The Greenbrier Companies, Inc. (Greenbrier) in the open market. This investment was made with the intention to enter into discussions regarding a possible business combination of the Company and Greenbrier. In June 2008, it was disclosed that the parties were not at that time pursuing further discussions regarding a business combination. Subsequently, Longtrain sold 1,156,659 shares of Greenbrier. This investment is classified as a short-term investment available-for-sale security in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), as the Company does not intend on holding this investment long-term.
As of March 31, 2009 and December 31, 2008, the market price of the common stock of Greenbrier was $3.66 and $6.87 per share, respectively, which resulted in the investment values of $1.3 million and $2.6 million, respectively, as of those dates on the remaining 373,341 shares of Greenbrier that the Company owns. The resulting unrealized losses of $5.6 million and $4.3 million were recognized as accumulated other comprehensive loss within stockholder’s equity, net of deferred taxes as of March 31, 2009 and December 31, 2008, respectively.
During the first quarter of 2009, Longtrain purchased corporate bonds that mature in 2015 for a total of $36.8 million. This investment is classified as a short-term investment available-for-sale security in accordance with SFAS No. 115 as the Company does not intend on holding this investment long-term. As of March 31, 2009, the investment value of these bonds was $30.3 million resulting in an unrealized loss of $6.5 million that was recognized as accumulated other comprehensive loss within stockholders’ equity, net of deferred taxes.
Note 4 — Derivatives
The Company has entered into derivative contracts. As required, the Company accounts for these derivatives under SFAS No. 133, which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS No. 138). The pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company did not use hedge accounting and accordingly, all unrealized gains and losses were reflected in our condensed consolidated statements of operations.
Total return swaps
During January 2008, Longtrain entered into total return swap agreements referenced to the fair value of 400,000 shares of common stock of Greenbrier. The total notional amount of these swap agreements was approximately $7.4 million, representing the fair market value of the referenced shares at the time Longtrain entered into the agreements. The Company accounted for these swap agreements as derivatives with any resulting unrealized gain included in other income with a derivative asset on the balance sheet or any resulting unrealized loss accounted for as other loss with a derivative liability on the balance sheet. For the quarter ended March 31, 2008, the Company’s other income included $3.1 million of unrealized gain relating to these swap agreements. These swap agreements were fully settled in the third quarter of 2008.
These swap agreements required that Longtrain maintain a cash deposit with the counterparty based upon a percentage of the swap contracts’ notional value at the time of inception, which was adjusted to reflect any associated unrealized gain. As of March 31, 2008, Longtrain had $1.2 million of such deposits, reported as restricted cash to meet this requirement. As these agreements were settled during 2008, there were no restricted cash deposits as of March 31, 2009.

Foreign currency option
The Company entered into a foreign currency option in October 2008, to purchase Canadian Dollars (CAD) for $5.3 million U.S. Dollars (USD) from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. This option was entered into to hedge our exposure to foreign currency exchange risk related to capital expenditures for the expansion of the Company’s Canadian repair operations. In 2009, the Company expended $3.0 million USD to purchase CAD under this option resulting in a realized loss of less than $0.1 million based on the exchange spot rate on the various exercise dates.
The Company did not use hedge accounting for this option thus any resulting unrealized gain has been included in other income with a derivative asset on the balance sheet and any unrealized loss has been recorded in other loss with a derivative liability on the balance sheet. As of March 31, 2009, an unrealized loss and derivative liability have been recorded for less than $0.1 million. As of December 31, 2008, an unrealized gain and derivative asset were recorded for $0.1 million.
Note 5 — Fair Value Measurements
The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), on January 1, 2008, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
As of January 1, 2009, the Company adopted the non-recurring nonfinancial assets and nonfinancial liabilities provisions of SFAS No. 157, including those measured at fair value in goodwill impairment testing.
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

The following table summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments — available-for-sale securities	$31,642	$—	$—	$31,642
Derivative liability — foreign currency option	—	(3)	—	(3)

	$31,642	$(3)	$—	$31,639

The following table summarizes the valuation of our investments by the above SFAS 157 fair value hierarchy levels as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments — available-for-sale securities	$2,565	$—	$—	$2,565
Derivative asset — foreign currency option	—	88	—	88

	$2,565	$88	$—	$2,653

The following table summarizes the valuation of financial instruments measured at fair value on a non-recurring basis in the statement of financial position at March 31, 2009 and December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset
Goodwill	$—	$—	$7,169	$7,169
In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill with a carrying amount of $7.2 million was evaluated as of March 1, 2009 and December 31, 2008 and no impairment was noted. Refer to Note 8 for further discussion of the goodwill fair value measurement and impairment tests.
Note 6 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Raw materials	$49,594	$59,457
Work-in-process	16,223	22,137
Finished products	18,549	18,300

Total inventories	84,366	99,894
Less reserves	(3,000)	(2,649)

Total inventories, net	$81,366	$97,245

Note 7 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment.

	March 31,	December 31,
	2009	2008
	(in thousands)
Property, plant and equipment
Buildings	$131,593	$130,054
Machinery and equipment	167,799	167,586

	299,392	297,640
Less accumulated depreciation	(110,161)	(105,938)

Net property, plant and equipment	189,231	191,702
Land	3,306	3,306
Construction in process	13,550	11,928

Total property, plant and equipment	$206,087	$206,936

Depreciation Expense
Depreciation expense for the three months ended March 31, 2009 and 2008 was $5.6 million and $4.7 million, respectively.
Capitalized Interest
In conjunction with the Senior Unsecured Fixed Rate Notes offering described in Note 11, the Company began recording capitalized interest on certain property, plant and equipment capital projects. The amount of interest capitalized for the three months ended March 31, 2009 and 2008 was $0.2 million and $0.4 million, respectively.
Lease agreements
During 2008, the Company entered into two agreements to lease a fixed number of railcars to third parties for multiple years. One of the leases includes a provision that allows the lessee to purchase any portion of the leased railcars at any time during the lease term for a stated market price, which approximates fair value. These agreements have been classified as operating leases in accordance with SFAS No. 13, Accounting for Leases (SFAS No. 13). As a result of applying the rules from SFAS No. 13 the leased railcars have been included in machinery and equipment and will be depreciated in accordance with the Company’s depreciation policy.
Note 8 — Goodwill
In June 2001, the FASB issued SFAS No. 142, which requires that goodwill and other intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its carrying value. The Company adopted this standard upon the acquisition of Custom Steel in 2006, which resulted in goodwill of $7.2 million.
The Company performs the goodwill impairment test required by SFAS No. 142 as of March 1 of each year. The valuation uses a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the 2009 annual impairment tests related to the goodwill generated from the Custom Steel acquisition.
In addition to the annual impairment test requirement, SFAS No. 142 also requires goodwill to be tested for impairment when a triggering event occurs. During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity, which had significant adverse impacts on stock markets that contributed to a significant decline in the Company’s stock price and corresponding market capitalization. For most of the fourth quarter, the Company’s market capitalization value was significantly below the recorded net book value of the Company’s balance sheet, including goodwill. Based on these overriding factors, as required under SFAS No. 142, indicators existed that the Company had experienced a significant adverse change in the business climate that the Company determined to be a triggering event requiring it to review for impairment the fair value of the reporting unit associated with the Company’s goodwill. The results of the evaluation determined that no impairment existed at December 31, 2008.

Note 9 — Investments in Joint Ventures
The Company is party to three joint ventures; Ohio Castings, Axis and India. The equity method is used to account for the investments in Ohio Castings and Axis. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts. As of March 31, 2009, there have been no equity contributions to the India joint venture since its inception.
The carrying amount of investments in joint ventures is as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Carrying amount of investments in joint ventures
Ohio Castings	$6,871	$7,000
Axis	6,662	6,091
India	—	—

Total investments in joint ventures	$13,533	$13,091

Ohio Castings
Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at cost plus a licensing fee. The Company has been involved with this joint venture since 2003.
The Company has determined that, although the joint venture is a variable interest entity (VIE), the Company is not the primary beneficiary. The significant factor in this determination was that no partner, including the Company and Castings, has rights to the majority of returns, losses or votes. Additionally, the risk of loss to Castings and the Company is limited to its investment in the VIE and Ohio Castings’ debt, which the Company has guaranteed. The two other partners of Ohio Castings have made the same guarantees of these obligations.
The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio, as further discussed in Note 14. The value of the guarantee was less than $0.1 million at both March 31, 2009 and December 31, 2008, and has been recorded by the Company in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).
See Note 19 for information regarding financial transactions among the Company, Ohio Castings and Castings.

Summary combined results of operations for Ohio Castings, the investee company are as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(in thousands)
Results of operations
Sales	$8,302	$22,380

Operating (loss) earnings	(801)	1,521

Net (loss) earnings	$(768)	$1,542

Axis
In June 2007, ARI, through a wholly-owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles at a facility to be constructed by the joint venture. The Company expects the plant to begin production in the second half of 2009. As production has not begun for Axis and it is in the startup and construction phases, the joint venture is considered a development stage enterprise. The joint venture is incurring startup costs related to training and testing, in addition to interest expense on the funds borrowed under its credit agreement. The joint venture is also in the process of obtaining certification from the Association of American Railroads, which is expected in the second quarter of 2009.
ARI and another partner initially owned the joint venture equally until February 2008, when they sold equal equity interests in Axis to two new partners. ARI and the other initial partner each have an ownership interest of 37.5%, after giving effect to the new partners. The executive committee of the joint venture is comprised of one representative from each initial partner. Each representative has equal voting rights and equal decision-making rights for operational and strategic decisions of the joint venture. During March 2009, the Company made an equity contribution totaling $1.2 million, along with comparable contributions from the other three partners based on their percentage of ownership. The Company currently plans to contribute an additional $1.3 million in the third quarter of 2009 and $1.9 million in the fourth quarter of 2009, with comparable contributions in each quarter from the other three partners based on their percentage ownership. The capital contributions will be utilized to help fund operations.
The Company has determined that, although the joint venture is a variable interest entity (VIE), the Company is not the primary beneficiary. The significant factor in this determination was that no partner, including the Company and its wholly-owned subsidiary, has rights to the majority of returns, losses or votes. Additionally, the risk of loss to the Company and subsidiary is limited to its investment in the VIE and one-half of Axis’ debt, which the Company has guaranteed, as further discussed in Note 14. The other 37.5% partner has guaranteed the other half of Axis’ debt. The value of the Company’s portion of the guarantee, which was $0.9 million at both March 31, 2009 and December 31, 2008, has been recorded by the Company in accordance with FIN 45.
See Note 19 for information regarding financial transactions among the Company, the Company’s wholly-owned subsidiary and Axis.

Summary combined financial results for Axis, the investee company, are as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(in thousands)
Financial results
Sales	$—	$—

Loss before interest expense	(1,639)	(150)

Net loss	$(1,910)	$(296)

India
In June 2008, the Company, through a wholly owned subsidiary, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. The joint venture is owned 50.0% by both partners and each partner has agreed to make limited, equal capital contributions to the joint venture. As of March 31, 2009, no equity investment had been made since the inception of the joint venture.
Note 10 — Warranties
The Company provides limited warranties on certain products for periods ranging from one year for parts and services to five years on new railcars. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company assesses the adequacy of its warranty liability based on changes in these factors.
As a result of experiencing lower claims than expected, ARI reduced its estimated warranty liability, as an offset to the provision, for its railcar manufacturing facilities during the first quarter of 2008. The overall change in the Company’s warranty reserve, including the aforementioned reduction, is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Liability, beginning of period	$2,595	$2,503
Provision for new warranties issued, net of adjustments	125	(343)
Warranty claims	(757)	(109)

Liability, end of period	$1,963	$2,051

Note 11 — Long-term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Revolving line of credit	$—	$—
Senior unsecured notes	275,000	275,000

Total long-term debt, including current portion	$275,000	$275,000
Less current portion of debt	—	—

Total long-term debt, net of current portion	$275,000	$275,000

Revolving line of credit
The Company has an Amended and Restated Credit Agreement in place, providing for the terms of the Company’s revolving credit facility with Capital One Leverage Finance Corporation, as administrative agent for various lenders. The Company had no borrowings outstanding as of March 31, 2009 and has had no borrowings outstanding under this revolving credit facility since its inception in January 2006. The note bears interest at various rates based on LIBOR or prime. As of March 31, 2009, the interest rate on the revolving credit facility was 3.25% based on the U.S. prime rate at that time.
The revolving credit facility has both affirmative and negative covenants as defined in the agreement, including, without limitation, an adjusted fixed charge coverage ratio (coverage ratio), a maximum total debt leverage ratio (leverage ratio) and limitations on capital expenditures and dividends. These negative covenants include certain limitations on, among other things, the Company’s ability to incur or maintain indebtedness, sell or dispose of collateral, grant credit and declare or pay dividends or make distributions on common stock or other equity securities. The revolving credit facility has a total commitment of the lesser of (i) $100.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible raw materials, work in process and finished goods inventory. In addition, the revolving credit facility includes a capital expenditure sub-facility of $30.0 million based on the percentage of the costs related to equipment the Company may acquire. The revolving credit facility expires on October 5, 2009, and provided commercially favorable terms are available, the Company currently plans on entering into a new agreement upon expiration. Borrowings under the revolving credit facility are collateralized by accounts receivable, contracts, leases, instruments, chattel paper, inventory, pledged accounts, certain other assets and equipment purchased with proceeds of the capital expenditure sub-facility.
Compliance with the coverage and leverage ratios is not required unless the Company’s excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days). Under this circumstance, the Company’s coverage ratio must not be less than 1.2 to 1.0 on a quarterly and annual basis. Under this circumstance and if the Company has incurred debt during the quarter, the leverage ratio must not be greater than 4.0 to 1.0 on a quarterly and annual basis. At March 31, 2009, the Company had $64.6 million of availability under the revolving credit facility.
As of March 31, 2009, the Company was not required to test the coverage and leverage ratios. The Company has declared quarterly dividends of $0.03 per common share since its initial public offering in January 2006 through the first quarter of 2009, and none of those declarations has breached any covenants in the revolving credit agreement.
Senior unsecured fixed rate notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007. The fair value of these notes was approximately $197.7 million at March 31, 2009 based on the closing market price as of that date which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 5.
The notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the notes is payable semi-annually in arrears on March 1 and September 1. The terms of the notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These covenants become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. The Company was in compliance with all of its covenants under the notes as of March 31, 2009.
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

Note 12 — Income Taxes
Unrecognized tax benefits for the Company are $2.1 million as of March 31, 2009. There is a reasonable possibility that amounts of unrecognized tax benefits totaling $1.7 million, attributable to accounting methods and state tax positions, could significantly decrease over the next twelve months due to a lapse in statutes for assessing tax and/or a change in uncertain tax positions. Such a change is estimated to be in the range of $1.0 million to $1.5 million.
The Company’s tax years 2005 through 2008 remain open to examination by various authorities with the latest expiration of statute in 2012.
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
As required under SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (SFAS No. 158) the Company’s measurement date is December 31. ARI chose to use the valuation performed as of October 1, 2007 and apply it over the fifteen months from October 2007 through December 2008 as permitted under SFAS No. 158. The net periodic benefit cost for both the pension plans and the postretirement plan was recognized by allocating three months of the cost to retained earnings and recognizing the remaining twelve months of expense over the course of 2008. During the first quarter of 2008, the Company recognized a $0.1 million decrease to retained earnings as a result of implementing the measurement date provisions under SFAS No. 158.
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Service cost	$59	$74
Interest cost	258	254
Expected return on plan assets	(189)	(272)
Amortization of unrecognized net gain	92	43
Amortization of unrecognized prior service cost	4	4

Net periodic benefit cost recognized	$224	$103

	Postretirement Benefits
	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Service cost	$12	$15
Interest cost	38	58
Amortization of prior service cost	21	5
Amortization of loss	23	(12)

Net periodic benefit cost recognized	$94	$66

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Pension	$224	$103
Postretirement	94	66

Total net periodic benefit cost recognized for both plans	$318	$169

The Company also maintains a qualified defined contribution plan, which provides benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million for the three months ended March 31, 2009 and 2008, respectively.
Note 14 — Commitments and Contingencies
In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $2.7 million was outstanding as of March 31, 2009. ARI also has guaranteed a $2.0 million state loan that provides for purchases of capital equipment, of which $0.8 million was outstanding as of March 31, 2009. The two other partners of Ohio Castings have made identical guarantees of these obligations.
The Company’s Axis joint venture entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50.0% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the first to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of March 31, 2009, Axis had approximately $61.5 million outstanding under the credit agreement of which the Company’s exposure is 50.0%. The Company’s guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture has made an identical guarantee relating to this credit agreement.

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
ARI is a party to collective bargaining agreements with labor unions at its Longview, Texas repair facility, its North Kansas City, Missouri repair facility and at its Longview, Texas steel foundry and components manufacturing facility. These agreements expire in January 2010, September 2010, and April 2011, respectively. ARI was also party to a collective bargaining agreement at its idled Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provided that the contract would remain in effect under the old terms until terminated by either party with 60 days notice. However, a consent award was agreed upon and paid in the first quarter of 2009 resulting in termination of the agreement. The Company’s total payment under the consent award was less than $0.1 million.
ARI has been named the defendant in a lawsuit, OCI Chemical Corporation v. American Railcar Industries, Inc., in which the plaintiff, OCI Chemical Company (OCI), claims the Company was responsible for the damage caused by allegedly defective railcars that were manufactured by ARI. The lawsuit was filed on September 19, 2005, in the United States District Court, Eastern District of Missouri. Mediation on November 24, 2008, was not successful. Another unsuccessful mediation took place on March 9, 2009 and trial was scheduled for April 20, 2009, at which time this case was settled at a loss that was accrued for as of March 31, 2009.
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
The Company entered into two vendor supply contracts with minimum volume commitments in October 2005 with suppliers of materials used at its railcar production facilities. The agreements have a minimum purchase volume requirement over the life of the contracts totaling $65.0 million. In 2006, 2007 and 2008 combined, ARI purchased $61.6 million under these two contracts. For the three months ended March 31, 2009, ARI purchased $1.9 million under these agreements and expects to purchase an additional $1.5 million in the second quarter of 2009, at which time all commitments will be met.

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
In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase all of its requirements of new railcar axles from the joint venture. The joint venture is expected to begin production in the second half of 2009.
During 2008, the Company entered into contracts to purchase a fixed volume of natural gas for a period of twelve months from October 2008 through September 2009. A portion of the volume was agreed to at a fixed price. The objective of entering into this contract was to fix the price of a portion of the Company’s purchases of this commodity it uses in the manufacturing process. The Company’s remaining commitment under these contracts is $0.4 million and will be fully satisfied by the third quarter of 2009.
In October 2008, the Company entered into a foreign currency option to purchase CAD for $5.3 million USD from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. In 2009, the Company purchased CAD for $3.0 million USD. As of March 31, 2009, the Company has a remaining commitment to purchase an additional CAD for $0.3 million USD in 2009.
Note 15 — Comprehensive (Loss) Income
The components of comprehensive (loss) income, net of related tax, are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Net earnings	$2,726	$10,128
Unrealized (loss) gain on available for sale securities	(5,046)	7,962
Foreign currency translation adjustment	(120)	(76)

Comprehensive (loss) income	$(2,440)	$18,014

Note 16 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	March 31,
	2009		2008
Weighted average basic common shares outstanding	21,302,296		21,302,296
Dilutive effect of employee stock options	—	(1)	—	(1)(2)

Weighted average diluted common shares outstanding	21,302,296		21,302,296

(1)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the three months ended March 31, 2009 and 2008. These options would have resulted in an antidilutive effect to the earnings per share calculation.

(2)	Stock options to purchase 75,000 shares of common stock were not included in the calculation for diluted earnings per share for the three months ended March 31, 2008. These options would have resulted in an antidilutive effect to the earnings per share calculation. During the second and third quarters of 2008, these stock options were forfeited/canceled without exercise.
Note 17 — Stock-Based Compensation
The Company accounts for stock-based compensation granted under the 2005 equity incentive plan, as amended (the 2005 Plan) under the recognition and measurement principles of SFAS No. 123(R), Stock-based Compensation (SFAS 123R), and its related provisions. Stock-based compensation is expensed using a graded vesting method over the vesting period of the instrument.
The following table presents the amounts for stock-based compensation expense incurred by ARI and the corresponding line items on the statement of operations that they are classified within:

	Three Months Ended
	March 31,
	2009	2008
	($ in thousands)
Stock-based compensation (income) expense:
Cost of revenue: manufacturing operations	$(3)	$37
Cost of revenue: railcar services	(1)	5
Selling, administrative and other	(31)	251

Total stock-based compensation (income) expense	$(35)	$293

Stock Options
No options were exercised in 2008 or 2009. All stock options fully vested in January 2009. As such, the Company did not recognize any compensation expense during the three months ended March 31, 2009. During the three months ended March 31, 2008 the Company recognized $0.2 million of expense related to stock option grants made during 2006 under the 2005 Plan. The Company recognized income tax benefits related to stock options of $0.1 million during the three months ended March 31, 2008.
The following is a summary of option activity under the 2005 Plan for January 1, 2009 through March 31, 2009:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)
Outstanding at the beginning of the period, January 1, 2009	390,353	$21.00

Outstanding and exercisable at the end of the period, March 31, 2009	390,353	$21.00	21 months	$7.28	$—	(1)

(1)	Options to purchase 390,353 shares of the Company’s common stock have exercise prices that are above market price, based on the closing market price of $7.63 per share of the Company’s common stock on the last business day of the period ended March 31, 2009.

As of March 31, 2009, an aggregate of 515,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.
Stock Appreciation Rights
The compensation committee of the board of directors of the Company granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan during April 2007, April 2008, September 2008 and March 2009.
All of the SARs granted in 2007, 196,900 of the SARs granted in 2008 and 212,850 of the SARs granted in 2009 vest in 25.0% increments on the first, second, third and fourth anniversaries of the grant date. Each holder must remain employed by the Company through each such date in order to vest in the corresponding number of SARs.
Additionally, 77,500 of the SARs granted in 2008 and 93,250 of the SARs granted in 2009 similarly vest in 25.0% increments on the first, second, third and fourth anniversaries of the grant date, but only if the closing price of the Company’s common stock achieves a specified price target during the applicable twelve month period for twenty trading days during any sixty day trading day period. If the Company’s common stock does not achieve the specified price target during the applicable twelve month period, the related portion of these performance-based SARs will not vest. Each holder must further remain employed by the Company through each anniversary of the grant date in order to vest in the corresponding number of SARs.
The SARs have exercise prices that represent the closing price of the Company’s common stock on the date of grant. Upon the exercise of any SAR, the Company shall pay the holder, in cash, an amount equal to the excess of (A) the aggregate fair market value (as defined in the 2005 Plan) in respect of which the SARs are being exercised, over (B) the aggregate exercise price of the SARs being exercised, in accordance with the terms of the Stock Appreciation Rights Agreement (the SAR Agreement). The SARs are subject in all respects to the terms and conditions of the 2005 Plan and the SAR Agreement, which contain non-solicitation, non-competition and confidentiality provisions.
The following table provides an analysis of SARs granted in 2009, 2008 and 2007:

	2009 Grant	2008 Grants	2007 Grant
Grant date	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding at March 31, 2009	306,100	248,428	253,400
Weighted Avg Exercise price	$6.71	$20.88	$29.49
Contractual term	7 years	7 years	7 years

March 31, 2009 SARs Black Scholes Valuation Components:
Stock volatility range	43.8% – 48.1%	45.1% – 54.2%	50.2% – 56.0%
Expected life range	3.9 – 5.4 years	3.0 – 4.9 years	2.5 – 3.5 years
Risk free interest rate range	1.2% – 1.72%	1.2% – 1.72%	1.20%
Dividend yield	0.4%	0.4%	0.4%
Forfeiture rate	2.0%	9.0%	2.0%
The exercise prices represent the closing price of the Company’s common stock on the date of grant. The SARs have a term of seven years. As there was not adequate history for the stock prices of the Company at the time of valuation, the stock volatility rate was determined using historical volatility rates for several other similar companies within the railcar industry. The expected life ranges represent the use of the simplified method prescribed by the SEC in Staff Accounting Bulletin (SAB) No. 107 and SAB No. 110, which uses the average of the vesting period and expiration period of each group of SARs that vest equally over a four-year period. The interest rates used were the government Treasury Bill rate on the date of valuation. Dividend yield was determined using the historical dividend rate of the Company. The forfeiture rate used was based on a Company estimate of expected forfeitures over the contractual life of each grant of SARs for each period.

The Company recognized less than $0.1 million of compensation income and $0.1 million of compensation expense during the three months ended March 31, 2009 and 2008, respectively, related to SARs granted under the 2005 Plan.
The following is a summary of SARs activity under the 2005 Plan for January 1, 2009 through March 31, 2009:

			Weighted
	Stock	Weighted	Average	Weighted	Aggregate
	Appreciation	Average	Remaining	Average	Intrinsic
	Rights	Exercise	Contractual	Fair Value of	Value
	(SARs)	Price	Life	SARs	($000)

Outstanding at the beginning of the period, January 1, 2009	504,526	$25.18
Cancelled / Forfeited	(2,698)
Granted	306,100	$6.71

Outstanding at the end of the period, March 31, 2009	807,928	$18.17	73 months	$1.59	$281,612	(1)

Exercisable at the end of the period, March 31, 2009	63,350	$29.49	60	$0.39	$—	(1)

(1)	306,100 unvested and unexercisable SARs have exercise prices that are below the closing market price of $7.63 for a share of the Company’s common stock as of the last business day of the quarter ended March 31, 2009 while the remaining 501,828 SARs, of which 63,350 are vested and exercisable, have exercise prices that are above the closing market price.
As of March 31, 2009, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $1.1 million and were expected to be recognized over a period of 46 months.
Note 18 — Common Stock and Dividends on Common Stock
During each quarter since its initial public offering in January 2006, the board of directors of the Company declared and paid cash dividends of $0.03 per share of common stock of the Company to shareholders of record as of a given date.
Note 19 — Related Party Transactions
Agreements with ACF
The Company has the following agreements with ACF, a company controlled by Mr. Carl C. Icahn, the Company’s principal beneficial stockholder and the chairman of the Company’s board of directors:
Manufacturing Services Agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended March 31, 2009 and 2008, ARI purchased inventory of $8.0 million and $4.7 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

Supply Agreement
Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement was less than $0.1 million for both the three months ended March 31, 2009 and 2008. Such amounts are included under manufacturing operations revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
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
Railcar Manufacturing Agreement
In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which the Company agreed to purchase 1,388 tank railcars from ACF, supported by a new customer order received at the same time. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, the profit was split evenly between ARI and ACF. Prior to its termination by ACF as described below, the term of the agreement was for five years. Either party had the right to terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions.
In the three months ended March 31, 2009 and 2008, ARI incurred costs under this agreement of $4.4 million and $3.8 million, respectively, in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs and such amount is included under cost of revenue on the statement of operations. The Company recognized revenue of $19.0 million and $18.9 million related to railcars shipped under this agreement for the three months ended March 31, 2009 and 2008, respectively.
On September 23, 2008, a termination letter was received from ACF regarding this agreement effective the later of the completion of 1,388 tank railcars or March 23, 2009. The commitment under this agreement was satisfied in March 2009 and the agreement terminated at that time. ARI has accrued $0.4 million in severance expense as of March 31, 2009 related to terminating this agreement.
Other Agreements
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three months ended March 31, 2009 and 2008.

Agreements with ARL
The Company has or had the following agreements with ARL, a company controlled by Mr. Carl C. Icahn, the Company’s principal beneficial stockholder and the chairman of the Company’s board of directors:
Railcar Servicing Agreement and Fleet Services Agreement
Effective as of January 1, 2008, the Company entered into a fleet services agreement with ARL, which replaced a 2005 railcar servicing agreement between the parties. The new agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the new agreement, the Company continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. The Company currently provides such repair and maintenance services for approximately 26,100 railcars for ARL. The new agreement extends through December 31, 2010, and is automatically renewed for additional one year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate the new agreement. For the three months ended March 31, 2009 and 2008, revenues of $3.5 million and $4.1 million were recorded under this agreement, respectively. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
Services Agreement, Separation Agreement and Rent and Building Services Extension Agreement
Under the Company’s services agreement with ARL, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by the Company’s former chief executive officer and current vice chairman of the board of directors, which is further described later in this footnote. Under this agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based upon an agreed fixed annual fee.
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
Total fees paid to ARL under these agreements were $0.2 million for both the three months ended March 31, 2009 and 2008. The fees paid to ARL are included in selling, administrative and other costs related to affiliates on the condensed consolidated statement of operations.
Trademark License Agreement
Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI is entitled to annual fees of $1,000 in exchange for this license.
Sales Contracts
In March 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 railcars in 2007. The Company, prior to this agreement, had manufactured and sold railcars to ARL on a purchase order basis. The agreement also included an option for ARL to purchase up to an additional 300 railcars in 2007 and an additional 1,400 railcars in 2008. ARL exercised the option to purchase 71 additional railcars in 2007 and exercised the option to purchase 1,400 additional railcars in 2008. Revenue for these railcars sold to ARL is included under manufacturing operations revenue from affiliates on the accompanying condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

In September 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 500 railcars in both 2008 and 2009.
Agreements with other affiliated parties
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in August 2009. This note receivable is included in investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $0.4 million and $0.5 million, respectively, at March 31, 2009 and December 31, 2008.
In connection with the Company’s investment in Ohio Castings, ARI has a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $2.7 million was outstanding as of March 31, 2009. ARI also has a guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $0.8 million was outstanding as of March 31, 2009. The two other partners of Ohio Castings have made identical guarantees of these obligations.
One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50.0% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the first to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of March 31, 2009, Axis had approximately $61.5 million outstanding under the credit agreement of which the Company’s exposure is 50.0%. The Company’s guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture has made an identical guarantee relating to this credit agreement.
The Company leases certain facilities from an entity owned by its former chief executive officer and current vice chairman of the board of directors. Expenses paid to related parties for these facilities were $0.2 million for both the three months ended March 31, 2009 and 2008.
In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase all of its requirements of new railcar axles from the joint venture. The joint venture is expected to begin production in the second half of 2009.
Effective January 1, 2009, ARI entered into a services agreement with a term of one year to provide Axis accounting, tax, human resources and information technology assistance for an annual fee of $0.2 million.
Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the board of directors and became a consultant to the Company. In exchange for these services, Mr. Unger will receive an annual consulting fee of $135,000 and an annual director fee of $65,000 that are both payable quarterly, in advance, and the Company will continue to provide Mr. Unger with an automobile allowance. In his role as consultant, Mr. Unger will report to and serve at the discretion of the Company’s Board.
Financial information for transactions with affiliates
As of March 31, 2009, amounts due from affiliates were $15.1 million in accounts receivable from ACF and ARL. As of December 31, 2008, amounts due from affiliates represented $10.3 million in receivables from ACF and ARL and Axis.
As of March 31, 2009 and December 31, 2008, amounts due to affiliates included $3.7 million and $5.2 million, respectively, in accounts payable to ACF and ARL.

Cost of revenue for manufacturing operations for the three months ended March 31, 2009 and 2008 included $13.5 million and $33.1 million, respectively, in railcar products produced by Ohio Castings.
Inventory at March 31, 2009 and December 31, 2008 includes $4.4 million and $4.9 million, respectively, of purchases from Ohio Castings. At March 31, 2009 and December 31, 2008, all profit from a related party for inventory still on hand was eliminated.
Note 20 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended	Manufacturing		Corporate &
March 31, 2009	Operations	Railcar Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$144,670	$12,277	$—	$—	$156,947
Intersegment revenues	415	21	—	(436)	—

Cost of revenue — external customers	(130,098)	(10,472)	—	—	(140,570)
Cost of intersegment revenue	(371)	(20)	—	391	—

Gross profit	14,616	1,806	—	(45)	16,377
Selling, administrative and other	(2,746)	(516)	(3,751)	—	(7,013)

Earnings (loss) from operations	$11,870	$1,290	$(3,751)	$(45)	$9,364

For the Three Months Ended	Manufacturing	Railcar	Corporate &
March 31, 2008	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$170,784	$13,265	$—	$—	$184,049
Intersegment revenues	152	38	—	(190)	—

Cost of revenue — external customers	(150,890)	(10,867)	—	—	(161,757)
Cost of intersegment revenue	(121)	(31)	—	152	—

Gross profit	19,925	2,405	—	(38)	22,292
Selling, administrative and other	(1,963)	(494)	(4,384)	—	(6,841)

Earnings (loss) from operations	$17,962	$1,911	$(4,384)	$(38)	$15,451

	Manufacturing	Railcar	Corporate &
As of	Operations	Services	all other	Eliminations	Totals
	(in thousands)
March 31, 2009
Total assets	$325,674	$43,988	$285,936	$—	$655,598
December 31, 2008
Total assets	$351,037	$40,246	$288,371	$—	$679,654
Manufacturing operations
Manufacturing revenues from affiliates were 30.8% and 18.8% of total consolidated revenues for the three months ended March 31, 2009 and 2008, respectively.
Manufacturing revenues from one significant customer totaled 43.8% and 41.1% of total consolidated revenues for the three months ended March 31, 2009 and 2008, respectively.
Manufacturing revenues from two significant customers were 74.7% and 59.9% of total consolidated revenues for the three months ended March 31, 2009 and 2008, respectively.

Manufacturing receivables from one affiliated significant customer were 31.2% and 22.9% of total consolidated accounts receivable at March 31, 2009 and December 31, 2008, respectively. Manufacturing receivables from two significant customers were 51.5% and 62.9% of total consolidated accounts receivable at March 31, 2009 and December 31, 2008, respectively.
Railcar services
Railcar services revenues from affiliates were 2.3% and 2.2% of total consolidated revenues for the three months ended March 31, 2009 and 2008, respectively.
No single railcar services customer accounted for more than 10.0% of total consolidated revenue for the three months ended March 31, 2009 and 2008. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of March 31, 2009 and December 31, 2008.
Note 21 — Supplemental Cash Flow Information
ARI received interest income of $0.4 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively.
ARI paid interest expense of $10.4 million for both the three months ended March 31, 2009 and 2008, respectively.
ARI paid taxes of less than $0.1 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively.
In March 2009, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of March 20, 2009 that was paid on April 2, 2009.
In February 2008, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of March 21, 2008 that was paid on April 4, 2008.
During the three months ended March 31, 2009, the Company recorded an unrealized loss on its short-term investments of $7.8 million and an unrealized gain of $12.7 million as of March 31, 2008, which were recorded to accumulated other comprehensive loss within stockholders equity, net of taxes.
Note 22 — Subsequent Events
In May 2009, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of June 26, 2009 that will be paid on July 10, 2009.
On April 3, 2009, the compensation committee of ARI’s board of directors approved a modification of Mr. James Unger’s SARs awards. As a result of the modification, Mr. Unger’s SARs will continue to vest in accordance with the original agreement subject to his continued service as a consultant to the Company.
On April 4, 2009, Ohio Castings issued a notice that its production facility will be idled during the second quarter given the weak railcar market. As of March 31, 2009, no impairment was recorded by Ohio Castings. However, the Company’s investment in Ohio Castings will be continually monitored.
On May 8, 2009, the Company and Mr. James Cowan, the Company’s President and Chief Executive Officer, entered into an employment agreement with a term ending May 1, 2012, unless earlier terminated in accordance with the terms of the agreement. The agreement provides for an annual base salary of $350,000 and an the opportunity to earn a bonus of up to 60.0% of the base salary, subject to achievement of objective performance targets by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:
•	the impact of the current economic downturn and restricted credit markets, and the impact of the continuation of these conditions;
•	the health of and prospects for the overall railcar industry;
•	our prospects in light of the cyclical nature of our business and the current economic environment;
•	anticipated trends relating to our shipments, revenues, financial condition or results of operations;
•	the sufficiency of our liquidity and capital resources;
•	the conversion of our railcar backlog into revenues;
•	anticipated production schedules for our products and the anticipated construction and production schedules of our joint ventures;
•	the impact and anticipated benefits of any acquisitions we may complete;
•	the impact and costs and expenses of any litigation we may be subject to now or in the future;
•	compliance with covenants contained in our senior unsecured notes and in our revolving credit facility; and
•	the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, and certain of his affiliates.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in our Annual Report on Form 10-K filed on March 6, 2009 (the Annual Report), as well as the risks and uncertainties discussed elsewhere in the Annual Report and in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.
OVERVIEW
We are a leading North American designer and manufacturer of hopper and tank railcars. We also repair and refurbish railcars, provide fleet management services and design and manufacture certain railcar and industrial components. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.
We operate in two reportable segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing and railcar and industrial component manufacturing. Railcar services consist of railcar repair, refurbishment and fleet management services. Financial information about our business segments for the three months ended March 31, 2009 is set forth in Note 20 of our Consolidated Financial Statements.

As a result of the current market conditions, we have reduced production rates and workforce at our railcar manufacturing facilities and continue to evaluate our capacity and production schedules. We continue to monitor expenses in an effort to reduce overhead costs at all of our locations. The impact on railcar demand from the weak economy will require us to slow new railcar shipments. We have and will continue to competitively quote railcar orders including coal railcars for which we have two prototypes that were placed in service.
RESULTS OF OPERATIONS
Three Months ended March 31, 2009 compared to Three Months ended March 31, 2008
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	March 31,	March 31,
	2009	2008
Revenues:
Manufacturing Operations	92.2%	92.8%
Railcar services	7.8%	7.2%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing	(82.9%)	(82.0%)
Cost of railcar services	(6.7%)	(5.9%)

Total cost of revenues	(89.6%)	(87.9%)
Gross profit	10.4%	12.1%
Selling, administrative and other	(4.5%)	(3.7%)

Earnings from operations	5.9%	8.4%
Interest income	0.8%	1.4%
Interest expense	(3.3%)	(2.8%)
Other (loss) income	(0.1%)	1.7%
(Loss) earnings from joint venture	(0.5)	0.2%

Earnings before income tax expense	2.8%	8.9%
Income tax expense	(1.1%)	(3.4%)

Net earnings	1.7%	5.5%

Revenues
Our revenues for the three months ended March 31, 2009 decreased 14.7% to $156.9 million from $184.0 million in the three months ended March 31, 2008. This decrease was primarily due to decreased revenues from our manufacturing operations.
Our manufacturing operations revenues for the three months ended March 31, 2009 decreased 15.3% to $144.7 million from $170.8 million for the three months ended March 31, 2008. The primary reasons for the decrease in revenue were a decrease in railcar shipments, partially offset by increased overall average selling prices on all railcars due to a change in product mix, and a decrease in surcharges that we pass on to our customers. We have decreased our workforce and production rates at our railcar manufacturing plants due to reduced demand resulting in lower shipments. During the three months ended March 31, 2009, we shipped a total of 1,491 railcars compared to 1,902 railcars in the same period of 2008.
For the three months ended March 31, 2009, our manufacturing operations included $48.4 million, or 30.8% of our total consolidated revenues, from transactions with affiliates, compared to $34.7 million, or 18.8% of our total consolidated revenues in the three months ended March 31, 2008. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl Icahn.

Our railcar services revenues in the three months ended March 31, 2009 decreased to $12.3 million compared to $13.3 million for the three months ended March 31, 2008. In the first quarter of 2009, we experienced lower average billings on railcars needing repair. For the first quarter of 2009, our railcar services revenues included $3.5 million, or 2.3% of our total consolidated revenues, from transactions with affiliates, compared to $4.1 million, or 2.2% of our total revenues, in the first quarter of 2008.
Gross Profit
Our gross profit decreased to $16.4 million in the three months ended March 31, 2009 from $22.3 million in the three months ended March 31, 2008. Our gross profit margin decreased to 10.4% in the first quarter of 2009 from 12.1% in the first quarter of 2008, driven primarily by a decrease in our gross profit margins from our manufacturing operations.
Gross profit from our manufacturing operations decreased $5.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Gross profit margin for our manufacturing operations was 10.1% in the three months ended March 31, 2009, a decrease from 11.6% in the three months ended March 31, 2008. This decrease is primarily attributable to decreased railcar shipments, competitive pricing and fixed overhead costs that exist regardless of production output, partially offset by strong labor efficiencies at most of our manufacturing locations.
Gross profit for our railcar services operations decreased $0.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to a decrease in revenue, as mentioned above. Gross profit margin for our railcar services operations decreased to 14.7% in the three months ended March 31, 2009 from 18.1% in the three months ended March 31, 2008. The decrease is primarily attributable to the factors mentioned above. Lower work content on each railcar negatively impacts efficiency at our plants. These inefficiencies are being addressed through expansion projects expected to be completed in the second quarter of 2009.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses increased to $7.0 million for the first quarter of 2009, compared to $6.8 million for the first quarter of 2008. These selling, administrative and other expenses were 4.5% of total consolidated revenues in the three months ended March 31, 2009 as compared to 3.7% of total consolidated revenues in the three months ended March 31, 2008. Selling, administrative and other expenses increased primarily due to increased research and development costs and a legal settlement partially offset by a decrease in stock-based compensation and cost monitoring.
In the first quarter of 2009, we recognized income related to stock-based compensation of less than $0.1 million, attributable to stock options we granted in 2006 and to stock appreciation rights (SARs), which settle in cash, granted in 2009, 2008 and 2007. This is compared to stock-based compensation expense of $0.3 million for the three months ended March 31, 2008, which was attributable to stock options we granted in 2006 and to stock appreciation rights (SARs), which settle in cash, granted in 2007. The decrease in expense is primarily attributable to decreased SARs expense driven by the Company’s decreased stock price.
Interest Expense and Income
Net interest expense for the three months ended March 31, 2009 was $4.0 million, representing $5.1 million of interest expense and $1.1 million of interest income, as compared to $2.5 million of net interest expense for the three months ended March 31, 2008, representing $5.0 million of interest expense and $2.5 million of interest income.
Our interest expense in the first quarter of 2009 is comparable to the first quarter of 2008. Our interest income decreased $1.4 million in the first quarter of 2009 compared to the first quarter of 2008. The decrease in interest income was primarily attributable to lower interest rates in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Other (Loss) Income
Other income for the three months ended March 31, 2008 decreased $3.3 million when compared to the three months ended March 31, 2009. Other loss of $0.1 million recognized in the first quarter of 2009 related to the realized and unrealized losses on foreign currency option. The other income of $3.2 million recognized in the first quarter of 2008 related to realized gains on total return swaps.
(Loss) Earnings from Joint Venture
Earnings from joint venture decreased to a loss of $0.8 million for the three months ended March 31, 2009 from earnings of $0.3 million for the three months ended March 31, 2008. This was partially attributable to our share of Ohio Castings profits and losses decreasing approximately $0.5 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was also attributable to our share of Axis’ losses increasing approximately $0.6 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
On April 4, 2009, Ohio Castings issued a notice that its production facility will be idled during the second quarter given the weak railcar market. As of March 31, 2009, no impairment was recorded by Ohio Castings. However, our investment in Ohio Castings will be continually monitored.
Income Taxes
Our income tax expense for the three months ended March 31, 2009 was $1.7 million or 39.0% of our earnings before income taxes, as compared to $6.3 million for the three months ended March 31, 2008, or 38.5% of our earnings before income taxes. The quarterly rate increased because the 2009 rate does not reflect any benefits from the Domestic Production Activities deduction.
BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Our total backlog as of March 31, 2009 and December 31, 2008 was $243.3 million and $373.1 million, respectively. We estimate that approximately 98.4% of our March 31, 2009, backlog will be converted to revenues by the end of 2009. Included in the railcar backlog at March 31, 2009 was $85.8 million of railcars to be sold to our affiliate, ARL. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into revenues.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog.

Railcar backlog at January 1, 2009	4,243
New railcars delivered	(1,491)

Railcar backlog at March 31, 2009	2,752

Estimated railcar backlog value at end of period (in thousands) [1]	$243,268

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in certain customer contracts.

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
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the three months ended March 31, 2009 was cash generated from operations and cash we have on hand from the senior unsecured notes we sold in February 2007, offset by cash used for capital expenditures and cash used to purchase our short-term investments. As of March 31, 2009, we had working capital of $370.9 million, including $261.1 million of cash and cash equivalents. We also have a $100.0 million revolving credit facility. This facility is described in further detail in Note 11 of our condensed consolidated financial statement, and provides for relief from certain financial covenants described in that Note so long as we maintain excess availability of at least $30.0 million. At March 31, 2009, we had no borrowings outstanding under this facility and $64.6 million of availability based upon the amount of our eligible accounts receivable and inventory (and without regard to any financial covenants). The revolving credit facility expires on October 5, 2009, and provided commercially favorable terms are available, we plan on entering into a new agreement upon expiration.
In February 2007, we issued $275.0 million of senior unsecured notes that are due in 2014. The offering resulted in net proceeds to us of $270.7 million. The terms of the notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These limitations become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. As of March 31, 2009, we were in compliance with all of our covenants under the notes.
As of March 31, 2009, the market price of the common stock of Greenbrier was $3.66 per share, which resulted in the investment value of $1.3 million as of that date on the remaining 373,341 shares of Greenbrier that we own. The resulting unrealized loss as of March 31, 2009 of $5.6 million was recognized as accumulated other comprehensive loss within stockholder’s equity, net of deferred taxes.
During the first quarter of 2009, Longtrain purchased corporate bonds that mature in 2015 for a total of $36.8 million. This investment is classified as a short-term investment available-for-sale security in accordance with SFAS No. 115 as we do not intend to hold this investment long-term. As of March 31, 2009, the investment value of $30.3 million resulted in an unrealized loss of $6.5 million that was recognized as accumulated other comprehensive loss within stockholder’s equity, net of deferred taxes. The investment in corporate bonds is high risk. These bonds return a high yield in exchange for a higher risk.
We entered into a foreign currency option in October 2008, to purchase Canadian Dollars for $5.3 million U.S. Dollars from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. This option was entered into to hedge our exposure to foreign currency exchange risk related to capital expenditures for the expansion of our Canadian repair operations. In 2009, we expended $3.0 million USD resulting in a realized loss of less than $0.1 million based on the exchange spot rate on the various exercise dates.

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31:

2009
(in thousands)
Net cash provided by (used in):
Operating activities	$12,454
Investing activities	(42,472)
Financing activities	(679)

Decrease in cash and cash equivalents	$(30,697)

Net Cash Provided by Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers. We do not frequently experience business credit losses, although a payment may be delayed pending completion of closing documentation, and a typical order of railcars may not yield cash proceeds until after the end of a reporting period.
Our net cash provided by operating activities for the three months ended March 31, 2009 was $12.5 million. Net earnings of $2.7 million were impacted by non-cash items including but not limited to: depreciation expense of $5.6 million, joint venture loss of $0.8 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current assets and current liabilities included a decrease in total accounts receivable, including from affiliates of $5.7 million and a decrease in inventory of $15.9 million. Cash used in operating activities attributable to changes in our current assets and liabilities included a decrease in total accounts payable, including to affiliates of $10.9 million and a decrease in accrued expenses and taxes of $7.4 million.
The decrease in total accounts receivable and inventory was primarily due to the decrease of sales. The decrease in total accounts payable relates to decreased inventory levels as well as timing of payments made.
Net Cash Used In Investing Activities
Net cash used in investing activities was $42.5 million for the three months ended March 31, 2009, including $4.9 million of capital expenditures for the purchase of property, plant and equipment, $36.8 million of purchases of short-term investments of available-for-sale securities and $1.3 million equity contribution to one of our joint ventures. The capital expenditures were for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.” The short-term investments purchased were corporate bonds that we classified as available-for-sale.
Net Cash Used In Financing Activities
Net cash used in financing activities was $0.7 million for the three months ended March 31, 2009. This was primarily the dividend payments made by us in the first quarter of 2009.
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

Capital expenditures for the three months ended March 31, 2009 were $4.9 million, including costs that were capitalized related to refurbishment of existing assets and facilities, improvements for cost reduction purposes and for expansion activities. Our expansion activities included adding capacity at our railcar repair facilities.
For 2009, our current capital expenditure plans include approximately $38.0 million of projects and investments that we expect will maintain equipment, expand capacity, improve efficiencies or reduce costs, as well as fund investments in joint ventures. These capital expenditure plans include expenditures to further integrate our supply chain, ongoing maintenance capital expenses and various capital expenditures related to 2008 projects that have carried over into 2009. The amount set forth above is an estimate only. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
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
Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our indenture and our revolving credit facility, as amended, and any other indebtedness. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. Our current revolving credit facility expires in October 2009. These capital requirements could be substantial. Certain risks, trends and uncertainties may adversely affect our long-term liquidity.
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
Contingencies and Contractual Obligations
Refer to the updated status of contingencies in Note 14 to the condensed consolidated financial statements. Except for the OCI settlement and normal operating changes, our contingencies and contractual obligations did not materially change from the information disclosed in our Annual Report.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report for the fiscal year ended December 31, 2008. There have been no material changes to the critical accounting policies or estimates during the three months ended March 31, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except for the following, there has been no material change in our market risks since December 31, 2008.
We hold available-for-sale investments that are reported at fair value as of the reporting date on our condensed consolidated balance sheets. The carrying values of available-for-sale investments subject to price risks are based on quoted market prices of the equity security or bond as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the settlement of an investment may significantly differ from the reported market value. Fluctuation in the market price of an equity security or bond may result from perceived changes in the economic characteristics of the issuer of the security or bond, the relative price of alternative investments and general market conditions.

Based on the balance as of March 31, 2009, we estimate that in the event of a 10% decline in fair value of the Greenbrier common stock, the fair value of our investment would decrease by $0.1 million.
Our investment in corporate bonds is high risk. These bonds return a high yield in exchange for a higher risk. Based on the balance as of March 31, 2009, we estimate that in the event of a 10% decline in fair value of the corporate bonds, the fair value of our investment would decrease by $3.0 million.
The selected hypothetical changes do not reflect what may be considered the best or worst case scenarios. Indeed, results could differ materially due to the nature of equity markets.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ARI has been named the defendant in a lawsuit, OCI Chemical Corporation v. American Railcar Industries, Inc., in which the plaintiff, OCI Chemical Company (OCI), claims the Company was responsible for the damage caused by allegedly defective railcars that were manufactured by ARI. The lawsuit was filed on September 19, 2005, in the United States District Court, Eastern District of Missouri. Mediation on November 24, 2008, was not successful. Another unsuccessful mediation took place on March 9, 2009 and trial was scheduled for April 20, 2009, at which time this case was settled at a loss that was accrued for as of March 31, 2009.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report.
ITEM 5. OTHER INFORMATION
On May 8, 2009, the Company entered into an employment agreement with Mr. James Cowan, the Company’s President and Chief Executive Officer (the Agreement). The term of Mr. Cowan’s Agreement began on May 1, 2009, and will continue through May 1, 2012, unless earlier terminated.
Under the terms of the Agreement, Mr. Cowan receives a base salary at an annual rate of $350,000. Mr. Cowan is also entitled to an annual bonus for each calendar year of employment ending on or after December 31, 2009 of up to 60.0% of his then applicable base salary, provided certain objective performance targets for the Company, to be established by the Board of Directors of the Company for each such year, are achieved.

Mr. Cowan is entitled to receive healthcare, group term life insurance, group long-term disability insurance, 401(k) participation, twenty business days paid vacation per year, and other similar employee benefits to the extent the Company generally provides such benefits to its senior employees. In addition, he will be reimbursed for the reasonable use of an automobile and for the payment of reasonable country club dues on terms consistent with other senior employees of the Company.
The Agreement shall terminate upon Mr. Cowan’s death or disability, if the Company discharges Mr. Cowan with or without cause (as defined in the Agreement), which the Company may do so at anytime, or if Mr. Cowan resigns.
If Mr. Cowan’s employment is terminated due to death or disability, he is entitled to receive (i) earned and accrued base salary, unreimbursed business expenses and amounts payable for accrued vacation, in each case due and unpaid as of the date of his termination, (ii) bonus compensation earned and due with respect to a completed calendar year but not paid as of the date of termination, and (iii) a pro-rated portion of his bonus compensation payable for any incomplete calendar year.
If Mr. Cowan is terminated without cause (as defined in the Agreement), he is entitled to receive (i) earned and accrued base salary: unreimbursed business expenses and amounts payable for accrued vacation, in each case due and unpaid as of the date of his termination, (ii) bonus compensation earned and due with respect to a completed calendar year but not paid as of the date of termination, (iii) a pro-rated portion of his bonus compensation payable for any incomplete calendar year and (iv) a continuation of the payment of the base salary he would have earned through the Expiration Date had he continued to be employed by the Company through such date. The Company shall be entitled to an offset of the continuation payments under clause (iv) above on account of any remuneration or other benefit attributable to any subsequent employment that Mr. Cowan may obtain.
Mr. Cowan’s employment agreement contains non-competition and non-solicitation provisions that prohibit him from directly or indirectly competing with the Company during the term of his employment and generally for the longer of a one-year period thereafter or as long as the Company pays Mr. Cowan his base salary following termination.
A copy of the Agreement is filed as Exhibit 10.59 to this Form 10-Q and is incorporated by reference into this Item 5. The description of the Agreement herein is qualified in its entirety by reference to the text of the Agreement.

ITEM 6. EXHIBITS

Exhibit
No.	Description of Exhibit
10.57	Letter Agreement (Amendment to SARs) (incorporated by reference to Exhibit 10.57 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2009)

10.58	Form of 2009 Stock Appreciation Rights Agreement

10.59	Employment Agreement between American Railcar Industries, Inc. and James Cowan, dated as of May 8, 2009

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.
Date: May 8, 2009	By:	/s/ James Cowan
James Cowan, President and Chief Executive Officer

	By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice-President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
10.57	Letter Agreement (Amendment to SARs) (incorporated by reference to Exhibit 10.57 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2009)

10.58	Form of 2009 Stock Appreciation Rights Agreement

10.59	Employment Agreement between American Railcar Industries, Inc. and James Cowan dated as of May 8, 2009

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002