Form 10-Q
period 2009-06-30
American Railcar Industries, Inc.
filed 2009-08-07
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to
Commission File No. 000-51728

AMERICAN RAILCAR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

North Dakota (State of Incorporation)	43-1481791 (I.R.S. Employer Identification No.)

100 Clark Street, St. Charles, Missouri (Address of principal executive offices)	63301 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non–accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on August 5, 2009 was 21,302,296 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$282,617	$291,788
Short-term investments — available-for-sale securities	45,472	2,565
Accounts receivable, net	23,423	39,725
Accounts receivable, due from affiliates	15,060	10,283
Inventories, net	63,016	97,245
Prepaid expenses and other current assets	4,325	5,314
Deferred tax assets	1,373	2,297

Total current assets	435,286	449,217

Property, plant and equipment, net	205,444	206,936
Deferred debt issuance costs	2,903	3,204
Goodwill	7,169	7,169
Other assets	37	37
Investments in joint ventures	12,012	13,091

Total assets	$662,851	$679,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,885	$42,201
Accounts payable, due to affiliates	643	5,193
Accrued expenses and taxes	6,195	7,758
Accrued compensation	8,177	10,413
Accrued interest expense	6,906	6,907
Accrued dividends	639	639

Total current liabilities	46,445	73,111

Senior unsecured notes	275,000	275,000
Deferred tax liability	7,482	4,683
Pension and post-retirement liabilities	9,172	9,024
Other liabilities	3,078	3,111

Total liabilities	341,177	364,929

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 shares issued and outstanding at June 30, 2009 and December 31, 2008	213	213
Additional paid-in capital	239,617	239,617
Retained earnings	82,615	80,035
Accumulated other comprehensive loss	(771)	(5,140)

Total stockholders’ equity	321,674	314,725

Total liabilities and stockholders’ equity	$662,851	$679,654

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2009	2008

Revenues:
Manufacturing operations (including revenues from affiliates of $37,354 and $53,756 for the three months ended June 30, 2009 and 2008, respectively)	$94,608	$190,863

Railcar services (including revenues from affiliates of $4,452 and $4,172 for the three months ended June 30, 2009 and 2008, respectively)	15,318	13,619

Total revenues	109,926	204,482

Cost of revenue:
Manufacturing operations	(85,106)	(173,152)
Railcar services	(12,011)	(10,718)

Total cost of revenue	(97,117)	(183,870)
Gross profit	12,809	20,612

Selling, administrative and other (including costs related to affiliates of $154 and $152 for the three months ended June 30, 2009 and 2008, respectively)	(5,661)	(6,153)

Earnings from operations	7,148	14,459

Interest income (including income related to affiliates of $5 and $9 for the three months ended June 30, 2009 and 2008, respectively)	1,802	1,705
Interest expense	(5,136)	(5,048)
Other income (loss)	13	(1,463)
(Loss) earnings from joint ventures	(1,971)	96

Earnings before income tax expense	1,856	9,749
Income tax expense	(724)	(3,517)

Net earnings available to common shareholders	$1,132	$6,232

Net earnings per common share — basic and diluted	$0.05	$0.29
Weighted average common shares outstanding — basic and diluted	21,302	21,302

Dividends declared per common share	$0.03	$0.03
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2009	2008

Revenues:
Manufacturing operations (including revenues from affiliates of $85,759 and $88,445 for the six months ended June 30, 2009 and 2008, respectively)	$239,278	$361,647

Railcar services (including revenues from affiliates of $7,985 and $8,225 for the six months ended June 30, 2009 and 2008, respectively)	27,595	26,884

Total revenues	266,873	388,531

Cost of revenue:
Manufacturing operations	(215,204)	(324,042)
Railcar services	(22,483)	(21,585)

Total cost of revenue	(237,687)	(345,627)
Gross profit	29,186	42,904

Selling, administrative and other (including costs related to affiliates of $308 and $303 for the six months ended June 30, 2009 and 2008, respectively)	(12,674)	(12,994)

Earnings from operations	16,512	29,910

Interest income (including income related to affiliates of $10 and $20 for the six months ended June 30, 2009 and 2008, respectively)	2,985	4,262
Interest expense	(10,276)	(10,091)
Other (loss) income	(83)	1,736
(Loss) earnings from joint ventures	(2,813)	400

Earnings before income tax expense	6,325	26,217
Income tax expense	(2,467)	(9,857)

Net earnings available to common shareholders	$3,858	$16,360

Net earnings per common share — basic and diluted	$0.18	$0.77
Weighted average common shares outstanding — basic and diluted	21,302	21,302

Dividends declared per common share	$0.06	$0.06
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2009	2008

Operating activities:
Net earnings	$3,858	$16,360
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	11,613	9,591
Amortization of deferred costs	341	406
Loss on disposal of property, plant and equipment	115	237
Stock based compensation	201	395
Income related to the reversal of stock based compensation	—	(411)
Change in investments in joint ventures as a result of loss (earnings)	2,813	(400)
Unrealized loss (gain) on derivatives	88	(620)
Provision for deferred income taxes	1,571	572
Provision for doubtful accounts receivable	11	155
Investing activities reclassified from operating activities:
Realized loss on derivatives	10	—
Realized gain on sale of short-term investments — available-for-sale securities	—	(930)
Changes in operating assets and liabilities:
Accounts receivable, net	16,318	(12,629)
Accounts receivable, due from affiliate	(4,777)	(4,248)
Inventories, net	34,247	(19,670)
Prepaid expenses	902	526
Accounts payable	(18,291)	17,423
Accounts payable, due to affiliate	(4,550)	1,221
Accrued expenses and taxes	(3,893)	(3,974)
Other	162	(291)

Net cash provided by operating activities	40,739	3,713
Investing activities:
Purchases of property, plant and equipment	(10,004)	(24,211)
Purchases of short-term investments — available-for-sale securities	(36,841)	(27,857)
Sales of short-term investments — available-for-sale securities	—	5,291
Realized loss on derivatives	(10)	—
Proceeds from repayment of note receivable from affiliate	—	329
Investments in joint ventures	(1,845)	(461)
Sale of investment in joint venture	—	1,875
Restricted cash	—	(3,105)

Net cash used in investing activities	(48,700)	(48,139)
Financing activities:
Common stock dividends	(1,278)	(1,278)
Finance fees related to new credit facility	(40)	(40)
Repayment of debt	—	(8)

Net cash used in financing activities	(1,318)	(1,326)

Effect of exchange rate changes on cash and cash equivalents	108	1

Decrease in cash and cash equivalents	(9,171)	(45,751)
Cash and cash equivalents at beginning of period	291,788	303,882

Cash and cash equivalents at end of period	$282,617	$258,131

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation as of June 30, 2009) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report attached on Form 10-K for the year ended December 31, 2008. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods fairly stated. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
Note 1 – Description of the Business
The condensed consolidated financial statements of the Company include the accounts of American Railcar Industries, Inc. and its wholly owned subsidiaries. Through its subsidiary, Castings, LLC (Castings), the Company has a one-third ownership interest in Ohio Castings Company, LLC (Ohio Castings), a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its subsidiary, ARI Component Venture, LLC (ARI Component), the Company has a 39.7% ownership interest in Axis, LLC (Axis HoldCo), which in turn has a 100.0% ownership interest in Axis Operating Company, LLC (Axis), a limited liability company formed to produce railcar axles, for use or sale by the ownership group. Through its subsidiaries, American Railcar Mauritius I and American Railcar Mauritius II, the Company has a 50.0% ownership interest in Amtek Railcar Industries Private Limited (ARIPL), a joint venture company in India, which was formed to produce railcars and railcar components in India for sale by the joint venture. Through its wholly owned subsidiary, ARI Longtrain, Inc. (Longtrain), the Company makes investments from time to time. All intercompany transactions and balances have been eliminated.
ARI manufactures railcars, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (ARL). In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.6% and 0.4% of total consolidated revenues for the three months ended June 30, 2009 and 2008, respectively. Canadian revenues were 0.5% and 0.5% of total consolidated revenues for the six months ended June 30, 2009 and 2008, respectively. Canadian assets were 1.2% and 0.6% of total consolidated assets as of June 30, 2009 and December 31, 2008, respectively.
Note 2 – Summary of Accounting Policies
Reclassifications
Certain reclassifications of prior year presentations that are of a normal recurring nature have been made to conform to the 2009 presentation.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS No. 141R), to create greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective as of the beginning of the Company’s fiscal year on January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging activities (SFAS No. 133), about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 amends the accounting and disclosure requirements for variable interest entities (VIE). SFAS No. 167 requires on-going assessments to determine the primary beneficiary of a VIE and amends the primary beneficiary assessment and disclosure requirements. SFAS No. 167 is effective for the first interim and annual reporting period that begins after November 15, 2009. The Company has evaluated the impact of adopting this pronouncement and does not expect it to have a material effect on the Company’s condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) for nongovernmental entities effective for financial statements for interim and annual periods ending after September 15, 2009. This SFAS also denotes the U.S. GAAP hierarchy will only include two levels: authoritative and nonauthoritative. The Company has evaluated the impact of adopting this pronouncement and does not expect it to have a material effect on the Company’s condensed consolidated financial statements.
Note 3 – Short-term Investments – Available-for-Sale Securities
During January 2008, Longtrain purchased approximately 1.5 million shares of common stock of The Greenbrier Companies, Inc. (Greenbrier) in the open market. This investment was made with the intention to enter into discussions regarding a possible business combination of the Company and Greenbrier. In June 2008, it was disclosed that the parties were not at that time pursuing further discussions regarding a business combination. Subsequently, Longtrain sold a majority of the Greenbrier shares it owned. A realized gain of $0.9 million, before tax, was recorded during the three and six months ended June 30, 2008. The cost basis of the shares sold was determined through specific identification. Additional shares were sold in the third quarter of 2008. This investment is classified as a short-term investment available-for-sale security in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), as the Company does not intend on holding this investment long-term.
As of June 30, 2009 and December 31, 2008, the market values of the remaining approximately 0.4 million shares of Greenbrier owned by the Company were $2.7 million and $2.6 million, respectively. The resulting unrealized losses of $4.2 million and $4.3 million were recognized as accumulated other comprehensive loss within stockholder’s equity, net of deferred taxes as of June 30, 2009 and December 31, 2008, respectively.

The Company continuously assesses any investment that is in an unrealized loss position to determine if an other-than-temporary impairment exists. Factors considered include but are not limited to the following: the Company’s ability and intent to hold the security until loss recovery, the number of quarters in an unrealized loss position and other market conditions. Based on the Company’s review, an other-than-temporary impairment was not identified as of June 30, 2009.
During the first quarter of 2009, Longtrain purchased corporate bonds that mature in 2015 for a total of $36.8 million. This investment is classified as a short-term investment available-for-sale security in accordance with SFAS No. 115 as the Company does not intend on holding this investment long-term. As of June 30, 2009, the value of these bonds was $42.8 million resulting in an unrealized gain of $6.0 million that was recognized as accumulated other comprehensive income within stockholders’ equity, net of deferred taxes.
Note 4 – Derivatives
The Company has accounted for its derivative contracts under SFAS No. 133, which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS No. 138). The pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company did not use hedge accounting and accordingly, all unrealized gains and losses were reflected in our condensed consolidated statements of operations.
Total return swaps
During January 2008, Longtrain entered into total return swap agreements referenced to the fair value of approximately 0.4 million shares of common stock of Greenbrier. The total notional amount of these swap agreements was approximately $7.4 million, representing the fair market value of the referenced shares at the time Longtrain entered into the agreements. The Company accounted for these swap agreements as derivatives with any resulting unrealized gain included in other income with a derivative asset on the balance sheet or any resulting unrealized loss accounted for as other loss with a derivative liability on the balance sheet. For the six months ended June 30, 2008, the Company’s other income included $0.6 million of unrealized gain relating to these swap agreements. These swap agreements were fully settled in the third quarter of 2008.
These swap agreements required that Longtrain maintain a cash deposit with the counterparty based upon a percentage of the swap contracts’ notional value at the time of inception, which was adjusted to reflect any associated unrealized gain. As of June 30, 2008, Longtrain had $3.1 million of such deposits, reported as restricted cash to meet this requirement. As these agreements were settled during 2008, there were no restricted cash deposits as of June 30, 2009 or December 31, 2008.
Foreign currency option
The Company entered into a foreign currency option in October 2008, to purchase Canadian Dollars (CAD) for $5.3 million U.S. Dollars (USD) from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. This option was entered into to hedge our exposure to foreign currency exchange risk related to capital expenditures for the expansion of the Company’s Canadian repair operations. In the six months ended June 30, 2009, the Company expended $3.3 million USD to purchase CAD under this option resulting in a realized gain of less than $0.1 million and a realized loss of $0.1 million for the three and six months ended June 30, 2009, respectively, based on the exchange spot rate on the various exercise dates.
The Company did not use hedge accounting for this option, thus any resulting unrealized gain was included in other income with a derivative asset on the balance sheet and any unrealized loss was recorded in other loss with a derivative liability on the balance sheet. During the second quarter of 2009, the final portion of the option was exercised, thus no unrealized gain/loss and derivative asset/liability were recorded as of June 30, 2009. As of December 31, 2008, an unrealized gain and derivative asset were recorded for $0.1 million.

Note 5 – Fair Value Measurements
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
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
•	Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include listed equities and listed derivatives. As required by SFAS No. 157, the Company does not adjust the quoted price for these investments, even in situations where they hold a large position and a sale could reasonably impact the quoted price.
•	Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.
•	Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
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
The following table summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments - available-for-sale securities	$45,472	$—	$—	$45,472

	$45,472	$—	$—	$45,472

The following table summarizes the valuation of our investments by the above SFAS 157 fair value hierarchy levels as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments - available-for-sale securities	$2,565	$—	$—	$2,565
Derivative asset - foreign currency option	—	88	—	88

	$2,565	$88	$—	$2,653

The following table summarizes the valuation of financial instruments measured at fair value on a non-recurring basis in the statement of financial position at both June 30, 2009 and December 31, 2008 (in thousands):

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
Note 6 – Inventories
Inventories consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Raw materials	$36,028	$59,457
Work-in-process	14,872	22,137
Finished products	14,721	18,300

Total inventories	65,621	99,894
Less reserves	(2,605)	(2,649)

Total inventories, net	$63,016	$97,245

Note 7 – Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment.

	June 30,	December 31,
	2009	2008
	(in thousands)
Property, plant and equipment
Buildings	$137,015	$130,054
Machinery and equipment	172,101	167,586

	309,116	297,640
Less accumulated depreciation	(115,710)	(105,938)

Net property, plant and equipment	193,406	191,702
Land	3,306	3,306
Construction in process	8,732	11,928

Total property, plant and equipment	$205,444	$206,936

Depreciation Expense
Depreciation expense for the three months ended June 30, 2009 and 2008 was $6.0 million and $4.9 million, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $11.6 million and $9.6 million, respectively.

Capitalized Interest
In conjunction with the Senior Unsecured Fixed Rate Notes offering described in Note 11, the Company recorded capitalized interest on certain property, plant and equipment capital projects. The Company also capitalized interest related to the investment in Axis in accordance with SFAS No. 34, Capitalization of Interest Cost (SFAS No. 34). The amount of interest capitalized for the three months ended June 30, 2009 and 2008 was $0.3 million and $0.4 million, respectively. The amount of interest capitalized for the six months ended June 30, 2009 and 2008 was $0.6 million and $0.8 million, respectively.
Lease agreements
During 2008, the Company entered into two agreements to lease a fixed number of railcars to third parties for multiple years. One of the leases includes a provision that allows the lessee to purchase any portion of the leased railcars at any time during the lease term for a stated market price, which approximates fair value. These agreements have been classified as operating leases in accordance with SFAS No. 13, Accounting for Leases (SFAS No. 13). As a result of applying the rules from SFAS No. 13, the leased railcars have been included in machinery and equipment and will be depreciated in accordance with the Company’s depreciation policy.
Note 8 – Goodwill
SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its carrying value. The Company has $7.2 million of goodwill related to the acquisition of Custom Steel in 2006.
The Company performs the annual goodwill impairment test as of March 1 of each year. The valuation uses a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the 2009 annual impairment test of the goodwill generated from the Custom Steel acquisition.
In addition to the annual impairment test requirement, SFAS No. 142 also requires goodwill to be tested for impairment anytime a triggering event occurs that could cause the goodwill value to decrease. During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity, which had significant adverse impacts on stock markets and contributed to a significant decline in the Company’s stock price and corresponding market capitalization. For most of the fourth quarter, the Company’s market capitalization value was significantly below the recorded net book value of the Company’s balance sheet, including goodwill. Based on these overriding factors, as required under SFAS No. 142, indicators existed that the Company had experienced a significant adverse change in the business climate that the Company determined to be a triggering event requiring it to review for impairment the fair value of the reporting unit associated with the Company’s goodwill. The results of the evaluation determined that no impairment existed at December 31, 2008.
Note 9 – Investments in Joint Ventures
The Company is party to three joint ventures; Ohio Castings, Axis and ARIPL. The equity method is used to account for the investments in Ohio Castings and Axis. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts. Since inception, no equity contributions have been made to ARIPL.

The carrying amount of investments in joint ventures is as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)
Carrying amount of investments in joint ventures
Ohio Castings	$5,827	$7,000
Axis	6,185	6,091
ARIPL	—	—

Total investments in joint ventures	$12,012	$13,091

The maximum exposure to loss as a result of investments in joint ventures is as follows:

June 30,
2009
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$5,827
Loan guarantee	1,060
Note receivable	494

Total Ohio Castings exposure	7,381
Axis
Investment	6,185
Loan guarantee	31,106

Total Axis exposure	37,291

ARIPL	—

Total exposure to loss due to joint ventures	$44,672

Ohio Castings
Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at cost plus a licensing fee. The Company has been involved with this joint venture since 2003. In June 2009, Ohio Castings idled its manufacturing facility and advised the Company that it currently expects to restart production when demand returns.
Ohio Castings performed an analysis of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Based on this analysis, Ohio Castings concluded that there was no impairment of their long-lived assets. As a result, ARI determined there was no impairment of the investment in Ohio Castings. The Company and Ohio Castings will continue to monitor for impairment as necessary.
Ohio Castings also has notes payable to ARI and the other two partners, with a current balance of $0.5 million each, that come due during August 2009. Due to the idling of the facility, Ohio Castings advised the partners that it is not able to repay the notes. The joint venture and all three partners are evaluating the best course of action regarding the notes.
The Company has determined that, although the joint venture is a VIE, the Company is not the primary beneficiary. The significant factor in this determination was that no partner, including the Company and Castings, has rights to the majority of returns, losses or votes. Additionally, the risk of loss to Castings and the Company is limited to its investment in the VIE, a note receivable and Ohio Castings’ debt, which the Company has guaranteed. The two other partners of Ohio Castings have made the same guarantees of these obligations.

The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio, as further discussed in Note 14. The value of the guarantee was less than $0.1 million at both June 30, 2009 and December 31, 2008, and has been recorded by the Company in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). Because operations are currently idled, it is anticipated that Ohio Castings will continue to make principal and interest payments on the bonds payable and state loan through partner equity contributions, including additional contributions by the Company.
See Note 19 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary combined results of operations for Ohio Castings, the investee company are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Results of operations
Sales	$2,564	$24,590	$10,866	$46,970

Operating (loss) earnings	(2,777)	912	(3,578)	2,433

Net (loss) earnings	$(2,797)	$1,003	$(3,565)	$2,545

Axis
In June 2007, ARI, through a wholly-owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles. In February 2008, the two original partners sold equal equity interests in Axis to two new minority partners. ARI and the other initial partner each had an ownership interest of 37.5%, after giving effect to the new partners. Production has begun and the joint venture will cease classification as a development stage enterprise in the third quarter of 2009 given that testing was finalized and certification was obtained from the Association of American Railroads during the second quarter of 2009.
Under the terms of the joint venture agreement, ARI and the other initial partner are required, and the other members are entitled, to contribute additional capital to the joint venture, on a pro rata basis, of any amounts approved by the joint venture’s executive committee, as and when called by the executive committee. Further, until the seventh anniversary of completion of the axle manufacturing facility, and subject to other terms, conditions and limitations of the joint venture agreement, ARI and the other initial partner are also required, in the event production at the facility has been curtailed, to contribute capital to the joint venture, on a pro rata basis, in order to maintain adequate working capital.
During March 2009, the executive committee of Axis issued a capital call. The two minority partners elected not to participate in this capital call and ARI and the other initial partner equally contributed the necessary capital, which amounted to $1.6 million for each initial partner. The capital contributions are utilized to provide working capital. The partners’ ownership percentages have been adjusted accordingly. As a result, ARI and the other initial partner’s current ownership interests have been adjusted to 39.7% each.
The Company has determined that, although the joint venture is a VIE, the Company is not the primary beneficiary. The significant factor in this determination was that no partner, including the Company and its wholly-owned subsidiary, has rights to the majority of returns, losses or votes. The executive committee and board of directors of the joint venture is comprised of one representative from each initial partner. Each representative has equal voting rights and equal decision-making rights for operational and strategic decisions of the joint venture. Additionally, the risk of loss to the Company and subsidiary is limited to its investment in the VIE and one-half of Axis’ debt, which the Company has guaranteed, as further discussed in Note 14. The other initial partner has guaranteed the other half of Axis’ debt. The value of the Company’s guarantee of a portion of the debt was accounted for in accordance with FIN 45, and was valued at $0.8 million and $0.9 million at June 30, 2009 and December 31, 2008, respectively.

Effective as of June 30, 2009, Axis had approximately $62.2 million outstanding under its credit agreement, of which 50.0% was guaranteed by the Company and 50.0% was guaranteed by the other initial partner in the joint venture. Effective August 5, 2009, the Company and the other initial partner acquired this loan, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest in the loan was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. See Note 22 for further information regarding this transaction and the terms of the underlying loan.
See Notes 19 and 22 for information regarding financial transactions among the Company, ARI Component and Axis.
Summary combined financial results for Axis, the investee company, are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Financial Results
Sales	$2	$—	$2	$—

Loss before interest	(2,077)	(325)	(3,716)	(475)

Net loss	$(2,358)	$(702)	$(4,268)	$(998)

ARIPL
In June 2008, the Company, through a wholly owned subsidiary, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. The joint venture is owned 50.0% by both partners and each partner has agreed to make limited, equal capital contributions to the joint venture. As of June 30, 2009, no equity investment had been made since the inception of the joint venture.
Note 10 – Warranties
The Company provides limited warranties on certain products for periods ranging from one year for parts and services to five years on new railcars. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. Fluctuations in the Company’s warranty provision and experience of warranty claims are the result of variations in these factors. The Company assesses the adequacy of its warranty liability based on changes in these factors.
The overall change in the Company’s warranty reserve, including the aforementioned reduction, is reflected in the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Liability, beginning of period	$1,963	$2,051	$2,595	$2,503
Provision for new warranties issued, net of adjustments	158	726	283	383
Warranty claims	(530)	(477)	(1,287)	(586)

Liability, end of period	$1,591	$2,300	$1,591	$2,300

Note 11 – Long-term Debt
Long-term debt consists of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Revolving line of credit	$—	$—
Senior unsecured notes	275,000	275,000

Total long-term debt, including current portion	$275,000	$275,000
Less current portion of debt	—	—

Total long-term debt, net of current portion	$275,000	$275,000

Revolving line of credit
The Company has an Amended and Restated Credit Agreement in place, providing for the terms of the Company’s revolving credit facility with Capital One Leverage Finance Corporation, as administrative agent for various lenders. The Company had no borrowings outstanding as of June 30, 2009 and has had no borrowings outstanding under this revolving credit facility since its inception in January 2006. The note bears interest at various rates based on LIBOR or prime. As of June 30, 2009, the interest rate on the revolving credit facility was 2.75% based on the U.S. prime rate at that time.
The revolving credit facility expires on October 5, 2009, and provided commercially favorable terms are available, the Company currently plans on entering into a new agreement before or upon expiration.
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
Compliance with the coverage and leverage ratios is not required unless the Company’s excess availability under the revolving credit facility is less than $30.0 million (or has been less than $30.0 million at any time during the prior 90 days). Under this circumstance, the Company’s coverage ratio must not be less than 1.2 to 1.0 on a quarterly and annual basis. Under this circumstance and if the Company has incurred debt during the quarter, the leverage ratio must not be greater than 4.0 to 1.0 on a quarterly and annual basis. At June 30, 2009, the Company had $50.6 million of availability under the revolving credit facility and was not required to test the coverage and leverage ratios. The Company has declared quarterly dividends of $0.03 per common share since its initial public offering in January 2006 through the second quarter of 2009, and none of those declarations has breached any covenants in the revolving credit agreement.
Senior unsecured fixed rate notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007. The fair value of these notes was approximately $250.8 million at June 30, 2009 based on the closing market price as of that date which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 5.

The notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the notes is payable semi-annually in arrears on March 1 and September 1. The terms of the notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These covenants become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. The Company was in compliance with all of its covenants under the notes as of June 30, 2009.
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
Note 12 – Income Taxes
Unrecognized tax benefits for the Company are $2.1 million as of June 30, 2009. There is a reasonable possibility that amounts of unrecognized tax benefits totaling $1.7 million, attributable to accounting methods and state tax positions, could significantly decrease over the next twelve months due to a lapse in statutes for assessing tax and/or a change in uncertain tax positions. Such a change is estimated to be in the range of $1.0 million to $1.5 million.
The Company’s tax years 2005 through 2008 remain open to examination by various authorities with the latest expiration of statute in 2012.
Note 13 – Employee Benefit Plans
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
As required under SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (SFAS No. 158), the Company’s measurement date is December 31. ARI chose to use the valuation performed as of October 1, 2007 and apply it over the fifteen months from October 2007 through December 2008 as permitted under SFAS No. 158. The net periodic benefit cost for both the pension plans and the postretirement plan was recognized by allocating three months of the cost to retained earnings and recognizing the remaining twelve months of expense over the course of 2008. During the first quarter of 2008, the Company recognized a $0.1 million decrease to retained earnings as a result of implementing the measurement date provisions under SFAS No. 158.

The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Service cost	$59	$74	$117	$148
Interest cost	258	254	517	508
Expected return on plan assets	(189)	(271)	(378)	(543)
Amortization of unrecognized net gain	92	42	184	85
Amortization of unrecognized prior service cost	3	3	7	7

Net periodic benefit cost recognized	$223	$102	$447	$205

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Service cost	$12	$16	$24	$31
Interest cost	38	58	75	116
Amortization of prior service cost	(21)	4	(42)	9
Amortization of loss	(23)	(11)	(46)	(23)

Net periodic benefit cost recognized	$6	$67	$11	$133

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Pension	$223	$102	$447	$205
Postretirement	6	67	11	133

Total net periodic benefit cost recognized for both plans	$229	$169	$458	$338

The Company also maintains a qualified defined contribution plan, which provides benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively. Expenses related to these plans were $0.4 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively.
Note 14 – Commitments and Contingencies
In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $2.3 million was outstanding as of June 30, 2009. ARI also has guaranteed a $2.0 million state loan that provides for purchases of capital equipment, of which $0.7 million was outstanding as of June 30, 2009. The two other partners of Ohio Castings have made identical guarantees of these obligations. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is idle through partner equity contributions, including additional contributions by the Company.

The Company’s Axis joint venture entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50.0% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the first to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction (as defined in the agreement). As of June 30, 2009, Axis had approximately $62.2 million outstanding under the credit agreement of which the Company’s exposure is 50.0%. The Company’s guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture has made an identical guarantee relating to this credit agreement.
Effective August 5, 2009, the Company and the other initial partner acquired this loan, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. See Note 22 for further information regarding this transaction and the terms of the underlying loan.
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
ARI is a party to collective bargaining agreements with labor unions at its Longview, Texas repair facility, its North Kansas City, Missouri repair facility and at its Longview, Texas steel foundry and components manufacturing facility. These agreements expire in January 2010, September 2010, and April 2011, respectively. ARI was also party to a collective bargaining agreement at its idled Milton, Pennsylvania repair facility, which expired on June 19, 2005. The contract provisions under the agreement provided that the contract would remain in effect under the old terms until terminated by either party with 60 days notice. However, in the first quarter of 2009, a consent award of less than $0.1 million was agreed upon and paid resulting in termination of the agreement.
ARI has been named the defendant in a wrongful death lawsuit, Jennifer Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. Mediation on January 6, 2009, was not successful and the trial has been postponed with no scheduled trial date. The Company believes that it is not responsible and has meritorious defenses against such liability. While it is reasonably possible that this case could result in a loss, there is not sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.
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
During 2008, the Company entered into contracts to purchase a fixed volume of natural gas for a period of twelve months from October 2008 through September 2009. A portion of the volume was agreed to at a fixed price. The objective of entering into this contract was to fix the price of a portion of the Company’s purchases of this commodity it uses in the manufacturing process. The Company’s remaining commitment under these contracts is $0.3 million and will be fully satisfied by the third quarter of 2009.
Note 15 – Comprehensive Income
The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net earnings	$1,132	$6,232	$3,858	$16,360

Unrealized gain (loss) on available-for-sale securities and derivatives	13,829	(10,040)	6,066	2,679
Income tax effect of unrealized (gain) loss on available-for-sale securities and derivatives	(4,840)	3,853	(2,123)	(1,045)
Foreign currency translation adjustment	546	6	426	(70)

Comprehensive income	$10,667	$51	$8,227	$17,924

Note 16 – Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three and Six Months Ended June 30,
	2009		2008
Weighted average basic common shares outstanding	21,302,296		21,302,296
Dilutive effect of employee stock options	—	(1)	—	(1)(2)

Weighted average diluted common shares outstanding	21,302,296		21,302,296

(1)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the three and six months ended June 30, 2009 and 2008. These options would have resulted in an antidilutive effect to the earnings per share calculation.

(2)	Stock options to purchase 75,000 shares of common stock were not included in the calculation for diluted earnings per share for the three and six months ended June 30, 2008. These options would have resulted in an antidilutive effect to the earnings per share calculation. During the second and third quarters of 2008, these stock options were forfeited/canceled without exercise.

Note 17 – Stock-Based Compensation
The Company accounts for stock-based compensation granted under the 2005 equity incentive plan, as amended (the 2005 Plan) under the recognition and measurement principles of SFAS No. 123(R), Stock-based Compensation (SFAS No. 123R), and its related provisions. Stock-based compensation is expensed using a graded vesting method over the vesting period of the instrument.
The following table presents the amounts for stock-based compensation expense incurred by ARI and the corresponding line items on the statement of operations that they are classified within:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Stock-based compensation expense (income):
Cost of revenue: manufacturing operations	$46	$(6)	$43	$31
Cost of revenue: railcar services	8	(2)	7	3
Selling, administrative and other	182	(301)	151	(50)

Total stock-based compensation expense (income)	$236	$(309)	$201	$(16)

Stock Options
No options were exercised in 2008 or 2009. All stock options fully vested in January 2009. As such, the Company did not recognize any compensation expense related to stock options during the three and six months ended June 30, 2009.
As a result of the resignation of the Company’s former Chief Financial Officer, William Benac, 75,000 options to purchase common stock were canceled or forfeited. As a result of the cancellation of these options, the Company recognized income of $0.4 million during the second quarter of 2008 as a result of reversing expense recorded in accordance with SFAS No. 123R.
During the three and six months ended June 30, 2008, the Company recognized $0.1 million and $0.2 million (both exclusive of the income mentioned above), respectively, of expense related to stock option grants made during 2006 under the 2005 Plan. The Company recognized deferred income tax expense related to stock options of less than $0.1 million during both the three and six months ended June 30, 2008.

The following is a summary of option activity under the 2005 Plan for January 1, 2009 through June 30, 2009:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2009	390,353	$21.00

Outstanding and exercisable at the end of the period, June 30, 2009	390,353	$21.00	18 months	$7.28	$—	(1)

(1)	Options to purchase 390,353 shares of the Company’s common stock have exercise prices that are above market price, based on the closing market price of $8.26 per share of the Company’s common stock on the last business day of the period ended June 30, 2009.
As of June 30, 2009, an aggregate of 515,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.
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
Additionally, 77,500 of the SARs granted in 2008 and 93,250 of the SARs granted in 2009 similarly vest in 25.0% increments on the first, second, third and fourth anniversaries of the grant date, but only if the closing price of the Company’s common stock achieves a specified price target during the applicable twelve month period for twenty trading days during any sixty day trading day period. If the Company’s common stock does not achieve the specified price target during the applicable twelve-month period, the related portion of these performance-based SARs will not vest. Each holder must further remain employed by the Company through each anniversary of the grant date in order to vest in the corresponding number of SARs.
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

The following table provides an analysis of SARs granted in 2009, 2008 and 2007:

	2009 Grant	2008 Grants	2007 Grant

Grant date	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding at June 30, 2009	306,100	248,428	253,400
Weighted Avg Exercise price	$6.71	$20.81	$29.49
Contractual term	7 years	7 years	7 years

June 30, 2009 SARs Black Scholes Valuation Components:
Stock volatility range	46.7% - 52.3%	48.3% - 55.3%	52.3% - 58.5%
Expected life range	3.7 - 5.2 years	2.9 - 4.7 years	2.4 - 3.3 years
Risk free interest rate range	1.6% - 2.5%	1.6% - 2.5%	1.1% - 1.6%
Dividend yield	0.4%	0.4%	0.4%
Forfeiture rate	2.0%	9.0%	2.0%
The exercise prices represent the closing price of the Company’s common stock on the date of grant. The SARs have a term of seven years. As there was not adequate history for the stock prices of the Company at the time of valuation, the stock volatility rate was determined using historical volatility rates for several other companies within the railcar industry. The expected life ranges represent the use of the simplified method prescribed by the SEC in Staff Accounting Bulletin (SAB) No. 110, which uses the average of the vesting period and expiration period of each group of SARs that vest equally over a four-year period. The interest rates used were the government Treasury bill rate on the date of valuation. Dividend yield was determined using the historical dividend rate of the Company. The forfeiture rate used was based on a Company estimate of expected forfeitures over the contractual life of each grant of SARs for each period.
The Company recognized $0.2 million of compensation expense and $0.3 million of compensation income during the three months ended June 30, 2009 and 2008, respectively, related to SARs granted under the 2005 Plan. The Company recognized $0.2 million of compensation expense and less than $0.1 million of compensation income during the six months ended June 30, 2009 and 2008, respectively, related to SARs granted under the 2005 Plan.
The following is a summary of SARs activity under the 2005 Plan for January 1, 2009 through June 30, 2009:

			Weighted
	Stock	Weighted	Average	Weighted	Aggregate
	Appreciation	Average	Remaining	Average	Intrinsic
	Rights	Exercise	Contractual	Fair Value	Value
	(SARs)	Price	Life	of SARs	($000)

Outstanding at the beginning of the period, January 1, 2009	504,526	$25.18
Cancelled / Forfeited	(2,698)
Granted	306,100	$6.71

Outstanding at the end of the period, June 30, 2009	807,928	$18.19	70 months	$1.94	$474,455	(1)

Exercisable at the end of the period, June 30, 2009	173,715	$27.16	61 months	$0.65	$—	(1)

(1)	306,100 unvested and unexercisable SARs have exercise prices that are below the closing market price of $8.26 for a share of the Company’s common stock as of the last business day of the quarter ended June 30, 2009 while the remaining 501,828 SARs, of which 173,715 are vested and exercisable, have exercise prices that are above the closing market price.

As of June 30, 2009, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $1.1 million and were expected to be recognized over a weighted average period of 42 months.
Note 18 – Common Stock and Dividends on Common Stock
In August 2009, the Company’s board of directors suspended the quarterly dividend. Prior to that, during each quarter since the Company’s initial public offering in January 2006, the board of directors declared and paid cash dividends of $0.03 per share of common stock of the Company.
Note 19 – Related Party Transactions
Agreements with ACF
The Company has the following agreements with ACF, a company controlled by Mr. Carl C. Icahn, the Company’s principal beneficial stockholder and the chairman of the Company’s board of directors:
Manufacturing Services Agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended June 30, 2009 and 2008, ARI purchased inventory of $2.8 million and $12.9 million, respectively, of components from ACF. In the six months ended June 30, 2009 and 2008, ARI purchased inventory of $10.8 million and $25.0 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
Supply Agreement
Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement was less than $0.1 million for both the three and six months ended June 30, 2009 and 2008. Such amounts are included under manufacturing operations revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
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
Railcar Manufacturing Agreement
In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which the Company agreed to purchase approximately 1,390 tank railcars from ACF, supported by a new customer order received at the same time. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, the profit was split evenly between ARI and ACF. Prior to its termination by ACF as described below, the term of the agreement was for five years. Either party had the right to terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions.

In the three months ended June 30, 2009, ARI incurred no costs under this agreement. In the three months ended June 30, 2008, ARI incurred costs under this agreement of $5.1 million, respectively, in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs. In the six months ended June 30, 2009 and 2008, ARI incurred costs under this agreement of $4.1 million and $8.9 million, respectively, in connection with railcars that were manufactured and delivered to customers during that period. Such amounts are included under cost of revenue on the statement of operations.
The Company recognized $22.5 million of revenue related to railcars shipped under this agreement for the three months ended June 30, 2008 and no revenue was recognized for the three months ended June 30, 2009. The Company recognized revenue of $19.0 million and $41.4 million related to railcars shipped under this agreement for the six months ended June 30, 2009 and 2008, respectively.
On September 23, 2008, a termination letter was received from ACF regarding this agreement effective the later of the completion of approximately 1,390 tank railcars or March 23, 2009. The commitment under this agreement was satisfied in March 2009 and the agreement was terminated at that time.
Other Agreements
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three and six months ended June 30, 2009 and 2008.
Agreements with ARL
The Company has or had the following agreements with ARL, a company controlled by Mr. Carl C. Icahn, the Company’s principal beneficial stockholder and the chairman of the Company’s board of directors:
Railcar Servicing Agreement and Fleet Services Agreement
Effective as of January 1, 2008, the Company entered into a fleet services agreement with ARL, which replaced a 2005 railcar servicing agreement between the parties. The new agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the new agreement, the Company continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. The Company currently provides such repair and maintenance services for approximately 26,000 railcars for ARL. The new agreement extends through December 31, 2010, and is automatically renewed for additional one-year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate the new agreement. For the three months ended June 30, 2009 and 2008, revenues of $4.5 million and $4.2 million were recorded under this agreement, respectively. For the six months ended June 30, 2009 and 2008, revenues of $8.0 million and $8.2 million were recorded under this agreement, respectively. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
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

On March 30, 2007, ARI and ARL agreed, pursuant to a separation agreement, to terminate, effective December 31, 2006, all services provided to ARL by the Company under the services agreement. Additionally, the separation agreement provided that all services provided to the Company by ARL under the services agreement would be terminated except for rent and building services. Under the separation agreement, ARL agreed to waive the six-month notice requirement for termination required by the services agreement.
In February 2008, ARI and ARL agreed, pursuant to an extension agreement, that effective December 31, 2007, all rent and building services would continue unless otherwise terminated by either party upon six months prior notice or by mutual agreement between the parties.
Total fees paid to ARL under these agreements were $0.1 million for both the three months ended June 30, 2009 and 2008. Total fees paid to ARL under these agreements were $0.3 million for both the six months ended June 30, 2009 and 2008. The fees paid to ARL are included in selling, administrative and other costs related to affiliates on the condensed consolidated statement of operations.
Trademark License Agreement
Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI is entitled to annual fees of $1,000 in exchange for this license.
Sales Contracts
In March 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 railcars in 2007. The Company, prior to this agreement, had manufactured and sold railcars to ARL on a purchase order basis. The agreement also included an option for ARL to purchase up to an additional 300 railcars in 2007 and an additional 1,400 railcars in 2008. ARL exercised the option to purchase approximately 100 additional railcars in 2007 and exercised the option to purchase 1,400 additional railcars in 2008. Revenue for these railcars sold to ARL is included under manufacturing operations revenue from affiliates on the accompanying condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
In September 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 500 railcars in both 2008 and 2009.
Agreements with other affiliated parties
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest are due quarterly with the last payment due in August 2009. This note receivable is included in investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $0.5 million at both June 30, 2009 and December 31, 2008. The other partners in the joint venture have made identical loans to Ohio Castings. Due to the idling of Ohio Castings’ production facility in June 2009, the joint venture advised the partners that it is not be able to repay the notes. The joint venture and all three partners are evaluating the best course of action regarding the notes.
In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $2.3 million was outstanding as of June 30, 2009. ARI also has guaranteed a $2.0 million state loan that provides for purchases of capital equipment, of which $0.7 million was outstanding as of June 30, 2009. The two other partners of Ohio Castings have made identical guarantees of these obligations. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is idled through partner equity contributions, including additional contributions by the Company.

One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50.0% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. Subject to its terms and conditions, the guaranty will terminate on the first to occur of (i) the repayment in full of the guaranteed obligations or (ii) after the facility has been in continuous production at a level sufficient to meet the facility’s projected financial performance and in any event not less than 365 consecutive days from the certified completion of the facility’s construction. As of June 30, 2009, Axis had approximately $62.2 million outstanding under the credit agreement of which the Company’s exposure is 50.0%. The Company’s guaranty has a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture has made an identical guarantee relating to this credit agreement. Effective August 5, 2009, the Company and the other initial partner acquired this loan, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. See Note 22 for further information regarding this transaction and the terms of the underlying loan.
The Company leases certain facilities from an entity owned by its former chief executive officer and current vice chairman of the board of directors. Expenses paid to related parties for these facilities were $0.3 million for both the three months ended June 30, 2009 and 2008. Expenses paid to related parties for these facilities were $0.5 million for both the six months ended June 30, 2009 and 2008.
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
Financial information for transactions with affiliates
As of June 30, 2009, amounts due from affiliates were $15.1 million in accounts receivable from ACF and ARL. As of December 31, 2008, amounts due from affiliates represented $10.3 million in receivables from ACF, ARL, and Axis.
As of June 30, 2009 and December 31, 2008, amounts due to affiliates included $0.6 million and $5.2 million, respectively, in accounts payable to ACF and ARL.
Cost of revenue for manufacturing operations for the three months ended June 30, 2009 and 2008 included $11.5 million and $22.8 million, respectively, in railcar products produced by Ohio Castings. Cost of revenue for manufacturing operations for the six months ended June 30, 2009 and 2008 included $25.0 million and $37.4 million, respectively, in railcar products produced by Ohio Castings.
Inventory at June 30, 2009 and December 31, 2008 includes $3.5 million and $4.9 million, respectively, of purchases from Ohio Castings. At June 30, 2009 and December 31, 2008, all profit from a related party for inventory still on hand was eliminated.
Note 20 – Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

	Manufacturing	Railcar	Corporate &
For the Three Months Ended June 30, 2009	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$94,608	$15,318	$—	$—	$109,926
Intersegment revenues	598	24	—	(622)	—

Cost of revenue — external customers	(85,106)	(12,011)	—	—	(97,117)
Cost of intersegment revenue	(500)	(22)	—	522	—

Gross profit (loss)	9,600	3,309	—	(100)	12,809
Selling, administrative and other	(1,349)	(526)	(3,786)	—	(5,661)

Earnings (loss) from operations	$8,251	$2,783	$(3,786)	$(100)	$7,148

	Manufacturing	Railcar	Corporate &
For the Three Months Ended June 30, 2008	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$190,863	$13,619	$—	$—	$204,482
Intersegment revenues	211	54	—	(265)	—

Cost of revenue — external customers	(173,152)	(10,718)	—	—	(183,870)
Cost of intersegment revenue	(165)	(45)	—	210	—

Gross profit (loss)	17,757	2,910	—	(55)	20,612
Selling, administrative and other	(1,992)	(551)	(3,610)	—	(6,153)

Earnings (loss) from operations	$15,765	$2,359	$(3,610)	$(55)	$14,459

	Manufacturing	Railcar	Corporate &
For the Six Months Ended June 30, 2009	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$239,278	$27,595	$—	$—	$266,873
Intersegment revenues	1,013	45	—	(1,058)	—

Cost of revenue — external customers	(215,204)	(22,483)	—	—	(237,687)
Cost of intersegment revenue	(871)	(42)	—	913	—

Gross profit (loss)	24,216	5,115	—	(145)	29,186
Selling, administrative and other	(4,095)	(1,042)	(7,537)	—	(12,674)

Earnings (loss) from operations	$20,121	$4,073	$(7,537)	$(145)	$16,512

	Manufacturing	Railcar	Corporate &
For the Six Months Ended June 30, 2008	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$361,647	$26,884	$—	$—	$388,531
Intersegment revenues	363	92	—	(455)	—

Cost of revenue — external customers	(324,042)	(21,585)	—	—	(345,627)
Cost of intersegment revenue	(286)	(76)	—	362	—

Gross profit (loss)	37,682	5,315	—	(93)	42,904
Selling, administrative and other	(3,955)	(1,045)	(7,994)	—	(12,994)

Earnings (loss) from operations	$33,727	$4,270	$(7,994)	$(93)	$29,910

	Manufacturing	Railcar	Corporate &
As of	Operations	Services	all other	Eliminations	Totals
	(in thousands)
June 30, 2009
Total assets	$295,415	$46,823	$320,613	$—	$662,851
December 31, 2008
Total assets	$349,201	$40,246	$290,207	$—	$679,654

Manufacturing operations
Manufacturing revenues from affiliates were 34.0% and 26.3% of total consolidated revenues for the three months ended June 30, 2009 and 2008, respectively. Manufacturing revenues from affiliates were 32.1% and 22.8% of total consolidated revenues for the six months ended June 30, 2009 and 2008, respectively.
Manufacturing revenues from the most significant unaffiliated customer totaled 34.2% and 40.1% of total consolidated revenues for the three months ended June 30, 2009 and 2008, respectively. Manufacturing revenues from the most significant affiliated customer totaled 32.2% for the six months ended June 30, 2009. Manufacturing revenues from the most significant unaffiliated customer totaled 40.6% of total consolidated revenues for the six months ended June 30, 2008.
Manufacturing revenues from the two most significant customers (including an affiliated customer) were 68.3% and 66.3% of total consolidated revenues for the three months ended June 30, 2009 and 2008, respectively. Manufacturing revenues from the two most significant customers (including an affiliated customer) were 62.7% and 63.3% of total consolidated revenues for the six months ended June 30, 2009 and 2008, respectively.
Manufacturing receivables from the most significant affiliated customer were 35.2% of total consolidated accounts receivable at June 30, 2009. Manufacturing receivables from the most significant affiliated customer were 22.9% of total consolidated accounts receivable at December 31, 2008, respectively. Manufacturing receivables from the two most significant customers (including an affiliated customer) were 51.7% of total consolidated accounts receivable at June 30, 2009. Manufacturing receivables from the two most significant customers (including an affiliated customer) were 40.0% of total consolidated accounts receivable including due from affiliates at December 31, 2008.
Railcar services
Railcar services revenues from affiliates were 4.0% and 2.0% of total consolidated revenues for the three months ended June 30, 2009 and 2008, respectively. Railcar services revenues from affiliates were 3.0% and 2.1% of total consolidated revenues for the six months ended June 30, 2009 and 2008, respectively.
No single railcar services customer accounted for more than 10.0% of total consolidated revenue for both the three and six months ended June 30, 2009 and 2008. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of June 30, 2009 and December 31, 2008.
Note 21 – Supplemental Cash Flow Information
ARI received interest income of $2.1 million and $4.3 million for the six months ended June 30, 2009 and 2008, respectively.
ARI paid interest expense of $10.5 million for both the six months ended June 30, 2009 and 2008, respectively.
ARI paid income taxes of $0.5 million and $13.4 million for the six months ended June 30, 2009 and 2008, respectively.
In May 2009, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of June 26, 2009 that was paid on July 10, 2009.
In May 2008, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of June 27, 2008 that was paid on July 11, 2008.
During the six months ended June 30, 2009, the Company recorded an unrealized gain on its short-term investments of $6.1 million and an unrealized gain on its short-term investments of $1.6 million as of June 30, 2008, which were recorded to accumulated other comprehensive loss within stockholders equity, net of taxes.

Note 22 – Subsequent Events
All of the subsequent events listed below have been evaluated through the date these financial statements were issued, August 7, 2009.
Quarterly dividend
In August 2009, the Company’s board of directors suspended the quarterly dividend.
Purchase of Axis loan
As of June 30, 2009, Axis had approximately $62.2 million outstanding under a credit agreement among Axis, Bank of America, as administrative agent (Axis Agent), and the lenders party thereto (as amended, the Axis Credit Agreement). Under the Axis Credit Agreement, the original lenders made financing available to Axis in an aggregate amount of up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million in revolving loans. Generally, Axis’ obligations under the Axis Credit Agreement are secured by substantially all of Axis’ real and personal property, as well as by a pledge of the equity in Axis owned by Axis HoldCo. The obligations under the Axis Credit Agreement were guaranteed 50.0% by the Company and 50.0% by the other initial partner in the venture.
In July 2009, the Axis Agent alleged that Axis was in default under the Axis Credit Agreement and in connection therewith proposed certain amendments to the Axis Credit Agreement. Axis disputed the alleged default. Following discussions with the Axis Agent and Axis, effective August 5, 2009, ARI Component and a wholly-owned subsidiary of the other initial partner acquired the Axis Credit Agreement, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. In connection with the purchase of the Axis Loan, the associated guaranties of the Company and the other initial partner were canceled.
Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. In either case, the interest rate is subject to increase upon the occurrence of certain defaults. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable quarterly. Additionally, at Axis’ election, until December 31, 2010, interest may be payable by increasing the outstanding principal amount of the term loans by the amount of interest otherwise due and payable in cash.
The commitment to make term loans under the Axis Credit Agreement expires on December 31, 2010. Beginning on March 31, 2011, the term loans will become due and payable on the last day of each fiscal quarter in twenty-two equal installments, with the last payment to become due on June 26, 2016. The commitment to make revolving loans under the Axis Credit Agreement will expire and the revolving loans will become due and payable on December 28, 2012. Upon certain events described more fully in the Axis Credit Agreement, principal and interest may become due and payable sooner than described above.
Subject to borrowing base availability, Axis may borrow revolving loans up to the $10.0 million limit described above, of which ARI Component will be responsible to fund 50.0%, up to $5.0 million. Additionally, subject to the terms of the Axis Credit Agreement, Axis can request loans up to the remaining unfunded amount of approximately $0.9 million, of which ARI Component will be responsible to fund 50.0%.
Sale of corporate bonds
In the third quarter of 2009, the Company sold $10.0 million, par value, of corporate bonds that were classified as available-for-sale. A realized gain of approximately $1.0 million was recorded to other income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our industry, our results of operations and the sufficiency of our capital resources and statements regarding anticipated production schedules for our products and the anticipated construction and production schedules of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:
•	the impact of the current economic downturn, adverse market conditions and restricted credit markets, and the impact of the continuation of these conditions;
•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;
•	the conversion of our railcar backlog into revenues, including without limitation the material adverse effects that could result if CIT seeks bankruptcy relief or continues to experience financial difficulties;
•	the health of and prospects for the overall railcar industry;
•	our prospects in light of the cyclical nature of its railcar manufacturing business and the current economic environment;
•	our ability to manage overhead and production slow downs;
•	the highly competitive nature of the railcar manufacturing industry, fluctuating costs of raw materials, including steel and railcar components and delays in the delivery of such raw materials and components;
•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;
•	risks associated with potential acquisitions or joint ventures;
•	the risk of lack of acceptance of our new railcar offerings by our customers;
•	the sufficiency of our liquidity and capital resources;
•	anticipated production schedules for our products and the anticipated construction and production schedules of our joint ventures;
•	the impact and anticipated benefits of any acquisitions we may complete;
•	the impact and costs and expenses of any litigation we may be subject to now or in the future;
•	compliance with covenants contained in our unsecured senior notes and in our revolving credit facility; and
•	the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, and certain of his affiliates.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in our Annual Report on Form 10-K filed on March 6, 2009 (the Annual Report) and in Part II — Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in the Annual Report and in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

OVERVIEW
We are a leading North American designer and manufacturer of hopper and tank railcars. We also repair and refurbish railcars, provide fleet management services and design and manufacture certain railcar and industrial components. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.
We operate in two reportable segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing and railcar and industrial component manufacturing. Railcar services consist of railcar repair, refurbishment and fleet management services. Financial information about our business segments for both the three and six months ended June 30, 2009 is set forth in Note 20 of our Consolidated Financial Statements.
The ongoing economic downturn is continuing to have an adverse effect on the railcar and other industrial manufacturing markets in which we compete, resulting in substantially reduced orders in the marketplace, increased competition for those fewer orders, increased pricing pressures and lower revenues. Moreover, as a result of the economic downturn, we believe that a significant amount of the railcar fleet in North America is idle. The availability of these railcars to be brought back into service would, we believe, delay a recovery in railcar orders following an economic revival.
As a result of the current market conditions, our backlog has been declining significantly. In response, we have reduced production rates and workforce at our manufacturing facilities and continue to evaluate our capacity and production schedules. We continue to monitor expenses in an effort to reduce overhead costs at all of our locations. If we are unable to obtain significant new orders, we will be required to further curtail our manufacturing operations.
CIT Group Inc. (CIT), our largest customer, recently announced that it amended certain of its debt arrangements to provide for up to $3.0 billion in financing. CIT also recently announced that if it is unsuccessful in its efforts to complete an ongoing tender offer for certain of its notes due in August 2009 or to effectuate a comprehensive restructuring of its liabilities, CIT may be forced to seek bankruptcy relief. CIT accounted for approximately 13.0% and approximately 31.0% of our revenues in the three and six months ended June 30, 2009, respectively, and accounts for approximately 53.0% of our backlog as of June 30, 2009. In the event of bankruptcy for whatever reason, CIT, among other things, may have the right to cancel or could renegotiate its orders included in our backlog. Even if CIT does not seek bankruptcy relief, any continued financial difficulties of CIT could materially adversely affect our business relationships with CIT and could materially adversely affect our business, prospects and financial condition.

RESULTS OF OPERATIONS
Three Months ended June 30, 2009 compared to Three Months ended June 30, 2008
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	June 30,	June 30,
	2009	2008
Revenues:
Manufacturing Operations	86.1%	93.3%
Railcar services	13.9%	6.7%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing	(77.4%)	(84.7%)
Cost of railcar services	(10.9%)	(5.2%)

Total cost of revenues	(88.3%)	(89.9%)
Gross profit	11.7%	10.1%
Selling, administrative and other	(5.1%)	(3.0%)

Earnings from operations	6.6%	7.1%
Interest income	1.6%	0.8%
Interest expense	(4.7%)	(2.5%)
Other income (loss)	0.0%	(0.7%)
(Loss) earnings from joint venture	(1.8%)	0.1%

Earnings before income tax expense	1.7%	4.8%
Income tax expense	(0.7%)	(1.8%)

Net earnings	1.0%	3.0%

Revenues
Our revenues for the three months ended June 30, 2009 decreased 46.2% to $109.9 million from $204.5 million in the three months ended June 30, 2008. This decrease was due to decreased revenues from our manufacturing operations, partially offset by increased revenues from our railcar services segment.
Our manufacturing operations revenues for the three months ended June 30, 2009 decreased 50.4% to $94.6 million from $190.9 million for the three months ended June 30, 2008. The primary reasons for the decrease in revenue were a decrease in railcar shipments, partially offset by increased overall average selling prices on railcars due to a change in product mix and a decrease in surcharges that we pass on to our customers. We have decreased our workforce and production rates at our manufacturing plants due to reduced demand resulting in lower shipments. During the three months ended June 30, 2009, we shipped approximately 980 railcars compared to approximately 2,080 railcars in the same period of 2008. None of these railcar shipments related to our railcar manufacturing agreement with ACF Industries, LLC (ACF) in 2009 as compared to approximately 240 railcar shipments in 2008. This agreement terminated effective in March 2009, as described in Note 19 to our Condensed Consolidated Financial Statements.
For the three months ended June 30, 2009, our manufacturing operations included $37.4 million, or 34.0% of our total consolidated revenues, from transactions with affiliates, compared to $53.8 million, or 26.3% of our total consolidated revenues in the three months ended June 30, 2008. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl Icahn.
Our railcar services revenues in the three months ended June 30, 2009 increased to $15.3 million compared to $13.6 million for the three months ended June 30, 2008. The increase was primarily attributable to the completion of expansion projects at our repair facilities that resulted in higher volumes. For the second quarter of 2009, our railcar services revenues included $4.5 million, or 4.0% of our total consolidated revenues, from transactions with affiliates, compared to $4.2 million, or 2.0% of our total consolidated revenues, in the second quarter of 2008.

Gross Profit
Our gross profit decreased to $12.8 million in the three months ended June 30, 2009 from $20.6 million in the three months ended June 30, 2008. However, our gross profit margin increased to 11.7% in the second quarter of 2009 from 10.1% in the second quarter of 2008, driven primarily by an increase in our gross profit margins from our manufacturing operations.
Gross profit from our manufacturing operations decreased $8.2 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due primarily to reduced railcar shipments. Gross profit margin, for our manufacturing operations, however, was 10.0% in the three months ended June 30, 2009, an increase from 9.3% in the three months ended June 30, 2008. This increase is primarily attributable to fixed overhead cost control measures and strong labor efficiencies at most of our manufacturing locations, partially offset by lower absorption of our manufacturing locations’ fixed costs due to lower volumes. Additionally, the 2008 gross profit margin was negatively impacted by low margins on fixed price hopper railcar orders.
Gross profit for our railcar services operations increased $0.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to an increase in revenue. Gross profit margin for our railcar services operations increased to 21.6% in the three months ended June 30, 2009 from 21.3% in the three months ended June 30, 2008. The increase is primarily attributable to efficiencies created by increased volume due to completed expansion projects.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses decreased to $5.7 million for the second quarter of 2009, compared to $6.2 million for the second quarter of 2008. The decrease of $0.5 million was attributable to a decrease of $1.0 million of other selling administrative and other expenses including a one-time reduction to professional fees and incentive payments as well as other cost control measures partially offset by a stock-based compensation expense increase of $0.5 million, as described below.
In the second quarter of 2009, we recognized expense related to stock-based compensation of $0.2 million, attributable to stock appreciation rights (SARs), which settle in cash, granted in 2009, 2008 and 2007. This is compared to stock-based compensation income of $0.3 million for the three months ended June 30, 2008, which was attributable to stock options we granted in 2006 and to SARs, which settle in cash, granted in 2007 and 2008. The increase in expense is primarily attributable to $0.4 million of income being recognized in the second quarter of 2008 as a result of the cancellation of William Benac’s stock options.
Interest Expense and Income
Net interest expense for the three months ended June 30, 2009 was $3.3 million, representing $5.1 million of interest expense and $1.8 million of interest income, comparable to $3.3 million of net interest expense for the three months ended June 30, 2008, representing $5.0 million of interest expense and $1.7 million of interest income.
Other Income (Loss)
Other income for the three months ended June 30, 2009 increased $1.5 million when compared to the three months ended June 30, 2008. Other income of less than $0.1 million recognized in the second quarter of 2009 related to a realized gain on a foreign currency option. The other loss of $1.5 million recognized in the second quarter of 2008 related to unrealized losses on total return swaps and realized gains on the sale of Greenbrier shares and the sale of the total return swaps indexed to these shares.
(Loss) Earnings from Joint Venture
Our joint venture activity decreased to a loss of $2.0 million for the three months ended June 30, 2009 from earnings of $0.1 million for the three months ended June 30, 2008. This was partially attributable to our share of Ohio Castings’ earnings decreasing $1.3 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was also attributable to our share of Axis’ losses increasing approximately $0.7 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

In June 2009, Ohio Castings idled its manufacturing facility due to the weak railcar market and advised us that it currently expects to restart production when demand returns. Ohio Castings performed an analysis of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Based on this analysis, Ohio Castings concluded that there was no impairment of their long-lived assets. As a result, we determined there was no impairment of the investment in Ohio Castings. We and Ohio Castings will continue to monitor for impairment as necessary.
Income Taxes
Our income tax expense for the three months ended June 30, 2009 was $0.7 million or 39.0% of our earnings before income taxes, as compared to $3.5 million for the three months ended June 30, 2008, or 36.1% of our earnings before income taxes. The quarterly rate increased due to the 2009 rate does not reflect any benefits from the Domestic Production Activities deduction due to decreased production rates at our manufacturing locations leading to decreased income compared to 2008.
Six Months ended June 30, 2009 compared to Six Months ended June 30, 2008
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Six Months Ended,
	June 30,	June 30,
	2009	2008
Revenues:
Manufacturing Operations	89.7%	93.1%
Railcar services	10.3%	6.9%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing	(80.7%)	(83.4%)
Cost of railcar services	(8.4%)	(5.6%)

Total cost of revenues	(89.1%)	(89.0%)
Gross profit	10.9%	11.0%
Selling, administrative and other	(4.7%)	(3.3%)

Earnings from operations	6.2%	7.7%
Interest income	1.1%	1.1%
Interest expense	(3.9%)	(2.6%)
Other (loss) income	(0.0%)	0.4%
(Loss) earnings from joint venture	(1.1%)	0.1%

Earnings before income tax expense	2.3%	6.7%
Income tax expense	(0.9%)	(2.5%)

Net earnings	1.4%	4.2%

Revenues
Our revenues for the six months ended June 30, 2009 decreased 31.3% to $266.9 million from $388.5 million in the six months ended June 30, 2008. This decrease was due to decreased revenues from our manufacturing operations, partially offset by increased revenues from our railcar services segment.
Our manufacturing operations revenues for the six months ended June 30, 2009 decreased 33.8% to $239.3 million from $361.6 million for the six months ended June 30, 2008. The primary reasons for the decrease in revenue were a decrease in railcar shipments, partially offset by increased overall average selling prices on all railcars due to a change in product mix and a decrease in surcharges that we pass on to our customers. We have decreased our workforce and production rates at our manufacturing plants due to reduced demand resulting in lower shipments. During the six months ended June 30, 2009, we shipped approximately 2,470 railcars compared to approximately 3,980 railcars in the same period of 2008. Of these railcar shipments, 220 were related to our railcar manufacturing agreement with ACF in 2009 as compared to approximately 460 railcar shipments in 2008. This agreement terminated effective in March 2009, as described in Note 19 to our Condensed Consolidated Financial Statements.

For the six months ended June 30, 2009, our manufacturing operations included $85.8 million, or 32.1% of our total consolidated revenues, from transactions with affiliates, compared to $88.4 million, or 22.8% of our total consolidated revenues in the six months ended June 30, 2008. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl Icahn.
Our railcar services revenues in the six months ended June 30, 2009 increased to $27.6 million compared to $26.9 million for the six months ended June 30, 2008. The increase was primarily attributable to the completion of expansion projects at three repair facilities that drove increased volumes. For the first half of 2009, our railcar services revenues included $8.0 million, or 3.0% of our total consolidated revenues, from transactions with affiliates, compared to $8.2 million, or 2.1% of our total consolidated revenues, in the first half of 2008.
Gross Profit
Our gross profit decreased to $29.2 million in the six months ended June 30, 2009 from $42.9 million in the six months ended June 30, 2008. Our gross profit margin decreased to 10.9% in the first half of 2009 from 11.0% in the first half of 2008, driven primarily by a decrease in our gross profit margins from our manufacturing operations.
Gross profit from our manufacturing operations decreased $13.5 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Gross profit margin for our manufacturing operations was 10.1% in the six months ended June 30, 2009, a decrease from 10.4% in the six months ended June 30, 2008. This decrease is primarily attributable to decreased railcar shipments, competitive pricing and fixed overhead costs that exist regardless of production output, partially offset by strong labor efficiencies at most of our manufacturing locations, partially offset by lower absorption of our manufacturing locations’ fixed costs due to lower volumes.
Gross profit for our railcar services operations decreased $0.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Gross profit margin for our railcar services operations decreased to 18.5% in the six months ended June 30, 2009 from 19.7% in the six months ended June 30, 2008. The decrease is primarily attributable to inefficiencies experienced early in 2009 due to lower work content prior to the completion of the expansion projects at three facilities.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses decreased to $12.7 million for the six months ended June 30, 2009, compared to $13.0 million for the same period of 2008. Selling, administrative and other expenses decreased primarily due to decreased workforce and other cost cutting measures partially offset by a legal settlement and an increase in stock-based compensation, as described below.
In the first half of 2009, we recognized stock-based compensation expense of $0.2 million, attributable to SARs, which settle in cash, granted in 2009, 2008 and 2007. This is compared to stock-based compensation income of less than $0.1 million for the six months ended June 30, 2008, which was attributable to stock options we granted in 2006 and SARs, which settle in cash, granted in 2007 and 2008. 2008 was impacted by $0.4 million of income being recognized in the second quarter 2008 as a result of the cancellation of William Benac’s stock options.
Interest Expense and Income
Net interest expense for the six months ended June 30, 2009 was $7.3 million, representing $10.3 million of interest expense and $3.0 million of interest income, as compared to $5.8 million of net interest expense for the six months ended June 30, 2008, representing $10.1 million of interest expense and $4.3 million of interest income.
Our interest expense in the first half of 2009 was comparable to the first half of 2008. Our interest income decreased $1.3 million in the first half of 2009 compared to the first half of 2008. The decrease in interest income was primarily attributable to lower cash balances and interest rates in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Other (Loss) Income
Other loss for the six months ended June 30, 2009 was $0.1 million as compared to other income of $1.7 million for the six months ended June 30, 2008. Other loss of $0.1 million recognized in the six months ended June 30, 2009 related to the realized loss on foreign currency option. The other income of $1.7 million recognized in the six months ended June 30, 2008 related to unrealized gains on total return swaps and realized gains on the sale of Greenbrier stock and the sale of the total return swaps indexed to these shares.
(Loss) Earnings from Joint Venture
Our joint venture activity decreased to a loss of $2.8 million for the six months ended June 30, 2009 from earnings of $0.4 million for the six months ended June 30, 2008. This was partially attributable to our share of Ohio Castings’ profits and losses decreasing approximately $2.0 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The decrease was also attributable to our share of Axis’ losses increasing $1.2 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
In June 2009, Ohio Castings idled its manufacturing facility due to the weak railcar market and advised us that it currently expects to restart production when demand returns. Ohio Castings performed an analysis of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Based on this analysis, Ohio Castings concluded that there was no impairment of their long-lived assets. As a result, we determined there was no impairment of the investment in Ohio Castings. We and Ohio Castings will continue to monitor for impairment as necessary.
Income Taxes
Our income tax expense for the six months ended June 30, 2009 was $2.5 million or 39.0% of our earnings before income taxes, as compared to $9.9 million for the six months ended June 30, 2008, or 37.6% of our earnings before income taxes. The quarterly rate increased because the 2009 rate does not reflect any benefits from the Domestic Production Activities deduction due to decreased production rates at our manufacturing locations leading to decreased income compared to 2008.
BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. As of June 30, 2009, our total backlog was approximately 1,770 railcars valued at approximately $155.9 million. As of December 31, 2008, our total backlog was approximately 4,240 railcars valued at approximately $373.1 million. We estimate that approximately 71.0% of our June 30, 2009, backlog will be converted to revenues by the end of 2009. As of June 30, 2009, approximately 53.0% of the railcars in our backlog are to be sold to CIT and approximately 31.0% of the railcars in our backlog are to be sold to our affiliate, ARL. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into revenues. The railcars in our backlog attributable to orders by CIT are subject to the additional risks described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and in Part II—Item 1A of this report.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the six months ended June 30, 2009 was cash generated from operations and cash we have on hand from the senior unsecured notes we sold in February 2007, offset by cash used for capital expenditures and cash used to purchase our short-term investments. As of June 30, 2009, we had working capital of $388.8 million, including $282.6 million of cash and cash equivalents. We also have a $100.0 million revolving credit facility. This facility is described in further detail in Note 11 of our condensed consolidated financial statements, and provides for relief from certain financial covenants described in that Note so long as we maintain excess availability of at least $30.0 million. At June 30, 2009, we had no borrowings outstanding under this facility and $50.6 million of availability based upon the amount of our eligible accounts receivable and inventory (and without regard to any financial covenants). The revolving credit facility expires on October 5, 2009, and provided commercially favorable terms are available, we plan on entering into a new agreement before or upon expiration.
In February 2007, we issued $275.0 million of senior unsecured notes that are due in 2014. The offering resulted in net proceeds to us of $270.7 million. The terms of the notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These limitations become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. As of June 30, 2009, we were in compliance with all of our covenants under the notes.
As of June 30, 2009, Axis had approximately $62.2 million outstanding under a credit agreement. Effective August 5, 2009, we and the other initial partner in the Axis joint venture each acquired a 50.0% interest in this loan. The purchase price we paid for our 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan we acquired. This loan is described in further detail in Note 22 of our condensed consolidated financial statements and in Part II — Item 5 (Other Information) of this report.
As of June 30, 2009, our investment in approximately 0.4 million shares of Greenbrier common stock was valued at $2.7 million. The resulting unrealized loss as of June 30, 2009 of $4.2 million was recognized as accumulated other comprehensive loss within stockholder’s equity, net of deferred taxes.
During the first quarter of 2009, Longtrain purchased corporate bonds that mature in 2015 for a total of $36.8 million. As of June 30, 2009, the investment value of $42.8 million resulted in an unrealized gain of $6.0 million that was recognized as accumulated other comprehensive income within stockholder’s equity, net of deferred taxes. The investment in corporate bonds is high risk. These bonds return a high yield in exchange for a higher risk.

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30:

2009
(in thousands)
Net cash provided by (used in):
Operating activities	$40,739
Investing activities	(48,700)
Financing activities	(1,318)
Effect of exchange rate changes on cash and cash equivalents	108

Decrease in cash and cash equivalents	$(9,171)

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
Our net cash provided by operating activities for the six months ended June 30, 2009 was $40.7 million. Net earnings of $3.9 million were impacted by non-cash items including but not limited to: depreciation expense of $11.6 million, joint venture loss of $2.8 million, deferred tax expense of $1.6 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current assets and current liabilities included a decrease in total accounts receivable, including from affiliates of $11.5 million and a decrease in inventory of $34.2 million. Cash used in operating activities attributable to changes in our current assets and liabilities included a decrease in total accounts payable, including to affiliates of $22.8 million and a decrease in accrued expenses and taxes of $3.9 million.
The decrease in total accounts receivable and inventory was primarily due to the decrease in sales volume and production rates. The decrease in total accounts payable relates to decreased inventory levels as well as timing of payments made.
Net Cash Used In Investing Activities
Net cash used in investing activities was $48.7 million for the six months ended June 30, 2009, including $10.0 million of capital expenditures for the purchase of property, plant and equipment, $36.8 million of purchases of short-term investments of available-for-sale securities and $1.8 million equity contribution to one of our joint ventures. The capital expenditures were for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.” The short-term investments purchased were corporate bonds that we classified as available-for-sale.
Net Cash Used In Financing Activities
Net cash used in financing activities was $1.3 million for the six months ended June 30, 2009. This was primarily the dividend payments made by us in the first and second quarters of 2009. In August 2009, our board of directors suspended the quarterly dividend.
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

Capital expenditures for the six months ended June 30, 2009 were $10.0 million and our current capital expenditure plans include an additional $26.0 million of projects and investments. These capital expenditures include projects that maintain equipment, expand capacity, improve efficiencies or reduce costs, as well as fund investments in joint ventures. These expenditures and investments do not include the approximately $29.5 million we spent in connection with the August 5, 2009, purchase of 50.0% of the loans under the Axis credit agreement described above. These projects may also include expenditures to further integrate our supply chain. The amount set forth above is an estimate only. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
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
Dividends
In August 2009, our board of directors suspended the quarterly dividend. Prior to that, during each quarter since our initial public offering in January 2006, our board of directors declared and paid cash dividends of $0.03 per share of our common stock.
Contingencies and Contractual Obligations
Refer to the updated status of contingencies in Note 14 to the condensed consolidated financial statements. Except for normal operating changes, our contingencies and contractual obligations did not materially change from the information disclosed in our Annual Report.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report for the fiscal year ended December 31, 2008. There have been no material changes to the critical accounting policies or estimates during the six months ended June 30, 2009.
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
Based on the balance as of June 30, 2009, we estimate that in the event of a 10.0% decline in fair value of the Greenbrier common stock, the fair value of our investment would decrease by $0.3 million.

Our investment in corporate bonds is high risk. These bonds return a high yield in exchange for a higher risk. Based on the balance as of June 30, 2009, we estimate that in the event of a 10.0% decline in fair value of the corporate bonds, the fair value of our investment would decrease by $4.3 million.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ARI was named the defendant in a lawsuit, OCI Chemical Corporation v. American Railcar Industries, Inc., in which the plaintiff, OCI Chemical Company (OCI), claims the Company was responsible for the damage caused by allegedly defective railcars that were manufactured by ARI. The lawsuit was filed on September 19, 2005, in the United States District Court, Eastern District of Missouri. A trial was scheduled for April 20, 2009, at which time this case was settled at a loss that was included in our financial results as of June 30, 2009.
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

For example, CIT, our largest customer, recently announced that if it is unsuccessful in its efforts to complete an ongoing tender offer for certain of its notes due in August 2009, or to effectuate a comprehensive restructuring of its liabilities, CIT may be forced to seek bankruptcy relief. CIT accounted for approximately 13.0% and approximately 31.0% of our revenues in the three and six months ended June 30, 2009, respectively, and accounts for approximately 53.0% of our backlog as of June 30, 2009. In the event of bankruptcy for whatever reason, CIT, among other things, may have the right to cancel or could renegotiate its orders included in our backlog. Even if CIT does not seek bankruptcy relief, any continued financial difficulties of CIT could materially adversely affect our business relationships with CIT and could materially adversely affect our business, prospects and financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Stockholders held on June 10, 2009, stockholders elected nine incumbent directors for a one-year term. The vote tabulation follows:

Nominee	For	Withheld
Carl C. Icahn	14,312,086	5,598,611
James J. Unger	14,449,392	5,461,305
Vincent J. Intrieri	14,242,958	5,667,739
James C. Pontious	19,756,443	154,254
James M. Laisure	19,746,535	164,162
Harold First	19,666,397	244,300
Brett Icahn	14,291,832	5,618,865
Hunter Gary	14,391,611	5,549,086
Stephen Mongillo	14,363,085	5,547,612
The stockholders also voted to authorize and approve a change of the Company’s domicile from Delaware to North Dakota, 18,420,057 for and 31,972 votes against.
ITEM 5. OTHER INFORMATION
Purchase of Axis Loan
Axis is the borrower under a Credit Agreement, dated as of December 28, 2007 (as amended, the Axis Credit Agreement). Under the Axis Credit Agreement, the original lenders made financing available to Axis in an aggregate amount of up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million in revolving loans. Generally, Axis’ obligations under the Axis Credit Agreement are secured by substantially all of Axis’ real and personal property, as well as by a pledge of the equity in Axis owned by Axis HoldCo. The Company guaranteed 50.0% of Axis’ obligations under the Axis Credit Agreement. The remaining 50.0% was guaranteed by Amsted Industries Incorporated (Amsted), which, through its wholly-owned subsidiary (the Amsted Lender) also has a 39.7% ownership interest in Axis HoldCo. Additionally, Axis HoldCo guaranteed 100.0% of Axis’ obligations under the Axis Credit Agreement.
In July 2009, the administrative agent under the Axis Credit Agreement alleged that Axis was in default under the Axis Credit Agreement and in connection therewith proposed certain amendments to the Axis Credit Agreement. Axis disputed the alleged default. Following discussions among the administrative agent, Axis, Amsted and the Company, a Master Assignment Agreement, dated as of August 5, 2009 (the Master Assignment Agreement) was entered into among the then administrative agent and lenders under the Axis Credit Agreement, the Company, ARI Component, Amsted, the Amsted Lender and Axis. Pursuant to the Master Assignment Agreement, ARI Component purchased 50.0% of the loans under the Axis Credit Agreement and the Amsted Lender purchased the remaining 50.0%. Additionally, under the Master Assignment Agreement, ARI Component and the Amsted Lender have become co-administrative agents under the Axis Credit Agreement. As of August 5, 2009, approximately $59.1 million in terms loans were outstanding and zero in revolving loans were outstanding. The purchase price paid by each of ARI Component and the Amsted Lender for their respective 50.0% interests equaled 50.0% of the then outstanding principal amount of the loan. Concurrently with the execution of the Master Assignment Agreement, the Axis Credit Agreement was amended to make certain modifications, among other things, to waive the default alleged by the prior administrative agent and to reflect current market conditions. One such modification is that the Company and Amsted no longer guarantee the obligations under the Axis Credit Agreement.

Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. In either case, the interest rate is subject to increase upon the occurrence of certain defaults. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable quarterly. Additionally, at Axis’ election, until December 31, 2010, interest may be payable by increasing the outstanding principal amount of the term loans by the amount of interest otherwise due and payable in cash.
The commitment to make term loans under the Axis Credit Agreement expires on December 31, 2010. Beginning on March 31, 2011, the term loans will become due and payable on the last day of each fiscal quarter in twenty-two equal installments, with the last payment to become due on June 26, 2016. The commitment to make revolving loans under the Axis Credit Agreement will expire and the revolving loans will become due and payable on December 28, 2012. Upon certain events described more fully in the Axis Credit Agreement, principal and interest may become due and payable sooner than described above.
Subject to borrowing base availability, Axis may borrow revolving loans up to the $10.0 million limit described above, of which ARI Component will be responsible to fund 50.0%, up to $5.0 million. Additionally, subject to the terms of the Axis Credit Agreement, Axis may borrow term loans up to the remaining unfunded amount of approximately $0.9 million, of which ARI Component will be responsible to fund 50.0%, up to $0.5 million.

ITEM 6.	EXHIBITS

Exhibit
No.	Description of Exhibit
3.1
Amended and Restated Articles of Incorporation of American Railcar Industries, Inc., a North Dakota corporation (incorporated by reference to Exhibit 3.1 to ARI’s Current Report on Form 8-K, filed with the SEC on June 30, 2009).

3.2	Bylaws of American Railcar Industries, Inc., a North Dakota corporation (incorporated by reference to Exhibit 3.2 to ARI’s Current Report on Form 8-K, filed with the SEC on June 30, 2009)

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date: August 7, 2009	By:	/s/ James Cowan

James Cowan, President and Chief Executive Officer

	By:	/s/ Dale C. Davies

Dale C. Davies, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
3.1
Amended and Restated Articles of Incorporation of American Railcar Industries, Inc., a North Dakota corporation (incorporated by reference to Exhibit 3.1 to ARI’s Current Report on Form 8-K, filed with the SEC on June 30, 2009).

3.2	Bylaws of American Railcar Industries, Inc., a North Dakota corporation (incorporated by reference to Exhibit 3.2 to ARI’s Current Report on Form 8-K, filed with the SEC on June 30, 2009)

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002