Form 10-Q
period 2009-09-30
American Railcar Industries, Inc.
filed 2009-11-06
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to
Commission File No. 000-51728

AMERICAN RAILCAR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

North Dakota	43-1481791
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Clark Street, St. Charles, Missouri	63301
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No☑
The number of shares of the registrant’s common stock, without par value, outstanding on November 4, 2009 was 21,302,296 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	As of
	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$287,091	$291,788
Short-term investments — available-for-sale securities	50,131	2,565
Accounts receivable, net	16,828	39,724
Accounts receivable, due from affiliates	2,017	10,284
Inventories, net	56,668	97,245
Prepaid expenses and other current assets	4,018	5,314
Deferred tax assets	1,925	2,297

Total current assets	418,678	449,217

Property, plant and equipment, net	203,174	206,936
Deferred debt issuance costs	2,732	3,204
Goodwill	7,169	7,169
Other assets	37	37
Investments in and loans to joint ventures	41,268	13,091

Total assets	$673,058	$679,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,679	$42,201
Accounts payable, due to affiliates	326	5,193
Accrued expenses and taxes	5,219	7,758
Accrued compensation	8,829	10,413
Accrued interest expense	1,750	6,907
Accrued dividends	—	639

Total current liabilities	38,803	73,111

Senior unsecured notes	275,000	275,000
Deferred tax liability	14,050	4,683
Pension and post-retirement liabilities	9,229	9,024
Other liabilities	1,555	3,111

Total liabilities	338,637	364,929

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 shares issued and outstanding at September 30, 2009 and December 31, 2008	213	213
Additional paid-in capital	239,617	239,617
Retained earnings	83,707	80,035
Accumulated other comprehensive income (loss)	10,884	(5,140)

Total stockholders’ equity	334,421	314,725

Total liabilities and stockholders’ equity	$673,058	$679,654

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	September 30,
	2009	2008
Revenues:
Manufacturing operations (including revenues from affiliates of $8,011 and $47,689 for the three months ended September 30, 2009 and 2008, respectively)	$62,047	$205,107

Railcar services (including revenues from affiliates of $3,563 and $3,392 for the three months ended September 30, 2009 and 2008, respectively)	16,051	12,141

Total revenues	78,098	217,248

Cost of revenue:
Manufacturing operations	(56,348)	(187,771)
Railcar services	(12,940)	(9,874)

Total cost of revenue	(69,288)	(197,645)
Gross profit	8,810	19,603

Selling, administrative and other (including costs related to affiliates of $154 and $151 for the three months ended September 30, 2009 and 2008, respectively)	(6,484)	(6,602)

Earnings from operations	2,326	13,001

Interest income (including income related to affiliates of $366 and $8 for the three months ended September 30, 2009 and 2008, respectively)	1,925	1,693
Interest expense	(5,286)	(5,018)
Other income (including income related to affiliates of $4 and zero for the three months ended September 30, 2009 and 2008, respectively)	3,121	1,750
(Loss) earnings from joint ventures	(2,217)	509

(Loss) earnings before income tax expense	(131)	11,935
Income tax benefit (expense)	1,223	(4,488)

Net earnings available to shareholders	$1,092	$7,447

Net earnings per common share — basic and diluted	$0.05	$0.35
Weighted average common shares outstanding — basic and diluted	21,302	21,302

Dividends declared per common share	$—	$0.03

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Revenues:
Manufacturing operations (including revenues from affiliates of $93,770 and $136,134 for the nine months ended September 30, 2009 and 2008, respectively)	$301,325	$566,754
Railcar services (including revenues from affiliates of $11,548 and $11,617 for the nine months ended September 30, 2009 and 2008, respectively)	43,646	39,025

Total revenues	344,971	605,779
Cost of revenue:
Manufacturing operations	(271,552)	(511,813)
Railcar services	(35,423)	(31,459)

Total cost of revenue	(306,975)	(543,272)
Gross profit	37,996	62,507

Selling, administrative and other (including costs related to affiliates of $462 and $454 for both the nine months ended September 30, 2009 and 2008, respectively)	(19,158)	(19,596)

Earnings from operations	18,838	42,911

Interest income (including income related to affiliates of $376 and $28 for the nine months ended September 30, 2009 and 2008, respectively)	4,910	5,955
Interest expense	(15,562)	(15,109)
Other income (including income related to affiliates of $4 and zero for the nine months ended September 30, 2009 and 2008, respectively)	3,038	3,486
(Loss) earnings from joint ventures	(5,030)	909

Earnings before income tax expense	6,194	38,152
Income tax expense	(1,244)	(14,345)

Net earnings available to shareholders	$4,950	$23,807

Net earnings per common share — basic and diluted	$0.23	$1.12
Weighted average common shares outstanding — basic and diluted	21,302	21,302

Dividends declared per common share	$0.06	$0.09
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Operating activities:
Net earnings	$4,950	$23,807
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	17,477	14,614
Amortization of deferred costs	513	609
Loss on disposal of property, plant and equipment	223	242
Stock based compensation	852	590
Income related to the reversal of stock based compensation	—	(411)
Change in investments in joint ventures as a result of loss (earnings)	5,030	(909)
Unrealized loss on derivatives	88	—
Provision for deferred income taxes	1,626	(117)
(Recovery) provision for doubtful accounts receivable	(117)	156
Investing activities reclassified from operating activities:
Realized loss (gain) on derivatives	10	(630)
Realized gain on sale of short-term investments — available-for-sale securities	(3,115)	(2,589)
Changes in operating assets and liabilities:
Accounts receivable, net	23,068	(14,268)
Accounts receivable, due from affiliate	8,268	8,276
Inventories, net	40,638	(35,065)
Prepaid expenses	1,211	1,059
Accounts payable	(19,548)	21,002
Accounts payable, due to affiliate	(4,867)	2,813
Accrued expenses and taxes	(9,767)	(4,054)
Other	(780)	(512)

Net cash provided by operating activities	65,760	14,613
Investing activities:
Purchases of property, plant and equipment	(13,170)	(31,155)
Proceeds for damaged railcar prototype	69	—
Purchases of short-term investments — available-for-sale securities	(36,841)	(27,857)
Sales of short-term investments — available-for-sale securities	15,450	23,631
Realized (loss) gain on derivatives	(10)	630
Proceeds from repayment of note receivable from affiliate	—	494
Investments in and loans to joint ventures	(34,115)	(566)
Sale of investment in joint venture	—	1,875

Net cash used in investing activities	(68,617)	(32,948)
Financing activities:
Common stock dividends	(1,917)	(1,917)
Finance fees related to credit facility	(40)	(40)
Repayment of debt	—	(8)

Net cash used in financing activities	(1,957)	(1,965)

Effect of exchange rate changes on cash and cash equivalents	117	—

Decrease in cash and cash equivalents	(4,697)	(20,300)
Cash and cash equivalents at beginning of period	291,788	303,882

Cash and cash equivalents at end of period	$287,091	$283,582

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively, the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods fairly stated. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
Note 1 — Description of the Business
The condensed consolidated financial statements of the Company include the accounts of ARI and its wholly-owned subsidiaries. Through its wholly-owned subsidiary, Castings, LLC (Castings), the Company has a one-third ownership interest in Ohio Castings Company, LLC (Ohio Castings), a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component Venture, LLC (ARI Component), the Company has a 41.6% ownership interest in Axis, LLC (Axis HoldCo), which in turn has a 100.0% interest in Axis Operating Company, LLC (Axis), a limited liability company formed to produce railcar axles, for use or sale by the ownership group. Through its wholly-owned subsidiary, American Railcar Mauritius I, and its wholly-owned subsidiary, American Railcar Mauritius II, the Company has a 50.0% ownership interest in Amtek Railcar Industries Private Limited (ARIPL), a joint venture company in India, which was formed to produce railcars and railcar components in India for sale by the joint venture. Through its wholly-owned subsidiary, ARI Longtrain, Inc. (Longtrain), the Company makes investments from time to time. All intercompany transactions and balances have been eliminated.
ARI manufactures railcars, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (ARL). In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars. The Company’s operations are located in the United States and Canada. The Company operates a railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 1.0% and 0.3% of total consolidated revenues for the three months ended September 30, 2009 and 2008, respectively. Canadian revenues were 0.6% and 0.4% of total consolidated revenues for the nine months ended September 30, 2009 and 2008, respectively. Canadian assets were 1.5% and 0.6% of total consolidated assets as of September 30, 2009 and December 31, 2008, respectively.
Note 2 — Summary of Accounting Policies
Reclassifications
Certain reclassifications of prior year presentations that are of a normal recurring nature have been made to conform to the 2009 presentation.
Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), Business Combinations (ASC 805), creates greater consistency in the accounting and financial reporting of business combinations. ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies to fiscal years beginning after December 15, 2008. This ASC did not have a material impact on the Company’s condensed consolidated financial statements.

The FASB ASC 810, Consolidation (ASC 810), establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance became effective as of the beginning of the Company’s fiscal year on January 1, 2009. This ASC did not have a material impact on the Company’s condensed consolidated financial statements.
The FASB ASC 815, Derivatives and Hedging (ASC 815), expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. ASC 815 is effective for fiscal years beginning after November 15, 2008. This ASC did not have a material impact on the Company’s condensed consolidated financial statements.
The FASB ASC 855, Subsequent Events (ASC 855) requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim or annual periods ending after June 15, 2009. This ASC did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167, which has not yet been included in the ASC, amends the accounting and disclosure requirements for variable interest entities (VIE). SFAS No. 167 requires on-going assessments to determine the primary beneficiary of a VIE and amends the primary beneficiary assessment and disclosure requirements. SFAS No. 167 is effective for the first interim and annual reporting period that begins after November 15, 2009. The Company is evaluating the impact of adopting this pronouncement on the condensed consolidated financial statements.
The FASB ASC 105, Generally Accepted Accounting Principles (ASC 105), establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) for nongovernmental entities effective for financial statements for interim and annual periods ending after September 15, 2009. This ASC did not have a material effect on the Company’s condensed consolidated financial statements.
Note 3 — Short-term Investments — Available-for-Sale Securities
During January 2008, Longtrain purchased approximately 1.5 million shares of common stock of The Greenbrier Companies, Inc. (Greenbrier) in the open market. This investment was made with the intention to enter into discussions regarding a possible business combination of the Company and Greenbrier. In June 2008, it was disclosed that the parties were not at that time pursuing further discussions regarding a business combination. Subsequently, Longtrain sold a majority of the Greenbrier shares it owned. Realized gains of $1.7 million and $2.6 million, before tax, were recorded during the three and nine months ended September 30, 2008, respectively. The cost basis of the shares sold was determined through specific identification. This investment is classified as a short-term investment available-for-sale security in accordance with ASC 320, Investments — Debt and Equity Securities (ASC 320), as the Company does not intend on holding this investment long-term.
As of September 30, 2009 and December 31, 2008, the market values of the remaining approximately 0.4 million shares of Greenbrier owned by the Company were $4.4 million and $2.6 million, respectively. The resulting net unrealized losses of $2.5 million and $4.3 million were recognized as accumulated other comprehensive loss within stockholder’s equity, net of deferred taxes as of September 30, 2009 and December 31, 2008, respectively.
The Company continuously assesses any investment that is in an unrealized loss position to determine if an other-than-temporary impairment exists. Factors considered include but are not limited to the following: the Company’s ability and intent to hold the security until loss recovery, the number of quarters in an unrealized loss position and other market conditions. Based on the Company’s review, an other-than-temporary impairment was not identified as of September 30, 2009.

During the first quarter of 2009, Longtrain purchased corporate bonds that mature in 2015 for a total of $36.8 million. This investment is classified as a short-term investment available-for-sale security in accordance with ASC 320 as the Company does not intend on holding this investment long-term. In the third quarter of 2009, the Company sold $20.0 million of corporate bonds, par value, resulting in realized gains of $3.1 million. As of September 30, 2009, the value of the remaining bonds was $45.7 million resulting in an unrealized gain of $21.3 million that was recognized as accumulated other comprehensive income within stockholders’ equity, net of deferred taxes.
Note 4 — Derivatives
The Company has accounted for its derivative contracts in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. As the derivates did not qualify for hedge accounting, all unrealized gains and losses were reflected in our condensed consolidated statements of operations and the fair value was recorded on the balance sheet.
Total return swaps
During January 2008, Longtrain entered into total return swap agreements referenced to the fair value of approximately 0.4 million shares of common stock of Greenbrier. The total notional amount of these swap agreements was approximately $7.4 million, representing the fair market value of the referenced shares at the time Longtrain entered into the agreements. For the nine months ended September 30, 2008, the Company’s other income included $0.6 million of unrealized gain relating to these swap agreements. These swap agreements were fully settled in the third quarter of 2008.
Foreign currency option
The Company entered into a foreign currency option in October 2008, to purchase Canadian Dollars (CAD) for $5.3 million U.S. Dollars (USD) from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. ARI entered into this hedge to reduce the exposure to foreign currency exchange risk related to capital expenditures for the expansion of the Company’s Canadian repair facility.
In 2009, the Company expended $3.3 million USD to purchase CAD under this option resulting in a realized loss of less than $0.1 million for the nine months ended September 30, 2009, based on the exchange spot rate on the various exercise dates. During the second quarter of 2009, the final portion of the option was exercised, thus nothing was recorded related to this option for the three months ended September 30, 2009. As of December 31, 2008, a derivative asset was recorded for $0.1 million.
Note 5 — Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures (ASC 820), requires, among other things, enhanced disclosures about investments that are measured and reported at fair value. ASC 820 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
As of January 1, 2009, the Company adopted the non-recurring nonfinancial assets and nonfinancial liabilities provisions of ASC 820, including those measured at fair value in goodwill impairment testing.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include listed equities and listed derivatives. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where they hold a large position and a sale could reasonably impact the quoted price.

•	Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•	Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
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
The following table summarizes the valuation of our investments by the above ASC 820 fair value hierarchy levels as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments — available-for-sale securities	$50,131	$—	$—	$50,131

	$50,131	$—	$—	$50,131

The following table summarizes the valuation of our investments by the above ASC 820 fair value hierarchy levels as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments — available-for-sale securities	$2,565	$—	$—	$2,565
Derivative asset — foreign currency option	—	88	—	88

	$2,565	$88	$—	$2,653

The following table summarizes the valuation of goodwill measured at fair value on a non-recurring basis in the statement of financial position at September 30, 2009 and December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset
Goodwill	$—	$—	$7,169	$7,169
In accordance with the provisions of ASC 350, Intangible — Goodwill and Other (ASC 350), goodwill with a carrying amount of $7.2 million was evaluated as of March 1, 2009 and December 31, 2008 and no impairment was noted. Refer to Note 8 for further discussion of the goodwill fair value measurement and impairment tests.
Note 6 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Raw materials	$28,318	$59,457
Work-in-process	11,362	22,137
Finished products	19,279	18,300

Total inventories	58,959	99,894
Less reserves	(2,291)	(2,649)

Total inventories, net	$56,668	$97,245

Note 7 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment.

	September 30,	December 31,
	2009	2008
	(in thousands)
Property, plant and equipment
Buildings	$145,267	$130,054
Machinery and equipment	173,716	167,586

	318,983	297,640
Less accumulated depreciation	(121,003)	(105,938)

Net property, plant and equipment	197,980	191,702
Land	3,306	3,306
Construction in process	1,888	11,928

Total property, plant and equipment	$203,174	$206,936

Depreciation Expense
Depreciation expense for the three months ended September 30, 2009 and 2008 was $5.9 million and $5.0 million, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $17.5 million and $14.6 million, respectively.
Capitalized Interest
In conjunction with the Senior Unsecured Fixed Rate Notes offering described in Note 11, the Company began recording capitalized interest on certain property, plant and equipment capital projects. ARI also capitalized interest related to the investment in Axis during the developmental stage, which ended June 30, 2009. The amount of interest capitalized for the three months ended September 30, 2009 and 2008 was $0.1 million and $0.4 million, respectively. The amount of interest capitalized for the nine months ended September 30, 2009 and 2008 was $0.7 million and $1.2 million, respectively.
Lease agreements
During 2008, the Company entered into two agreements to lease a fixed number of railcars to third parties for multiple years. One of the leases includes a provision that allows the lessee to purchase any portion of the leased railcars at any time during the lease term for a stated market price, which approximates fair value. These agreements have been classified as operating leases in accordance with ASC 840, Leases (ASC 840). As a result of applying the rules from ASC 840, the leased railcars have been included in machinery and equipment and will be depreciated in accordance with the Company’s depreciation policy.

Note 8 — Goodwill
ASC 350 requires that goodwill and other intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its carrying value. The Company has $7.2 million of goodwill related to the acquisition of Custom Steel in 2006.
The Company performs the annual goodwill impairment test as of March 1 of each year. The valuation uses a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the 2009 annual impairment tests of the goodwill generated from the Custom Steel acquisition.
In addition to the annual impairment test requirement, ASC 350 also requires goodwill to be tested for impairment anytime a triggering event occurs. During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity, which had significant adverse impacts on stock markets and contributed to a significant decline in the Company’s stock price and corresponding market capitalization. For most of the fourth quarter, the Company’s market capitalization value was significantly below the recorded net book value of the Company’s balance sheet, including goodwill. Based on these overriding factors, as required under ASC 350, indicators existed that the Company had experienced a significant adverse change in the business climate that the Company determined to be a triggering event requiring a review for impairment of the fair value of the reporting unit associated with the Company’s goodwill. The results of the evaluation determined that no impairment existed at December 31, 2008.
Note 9 — Investments in and Loans to Joint Ventures
The Company is party to three joint ventures; Ohio Castings, Axis and ARIPL, which are accounted for using the equity method. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts. Since inception, no equity contributions have been made to ARIPL.
The carrying amount of investments in and loans to joint ventures are as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$5,425	$7,000
Axis	35,843	6,091
ARIPL	—	—

Total investments in and loans to joint ventures	$41,268	$13,091

The maximum exposure to loss as a result of investments in and loans to joint ventures are as follows:

September 30,
2009
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$4,926
Loan guarantee	5
Note and accrued interest receivable [1]	505
Total Ohio Castings exposure	5,436
Axis
Investment	5,588
Loans and accrued interest receivable [1]	30,616
Total Axis exposure	36,204
ARIPL	—
Total exposure to loss due to joint ventures	$41,640

[1]	Accrued interest receivable is included in accounts receivable, due from affiliates and not investments in and loans to joint ventures on the balance sheet.
Ohio Castings
Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at cost plus a licensing fee. The Company has been involved with this joint venture since 2003. In June 2009, Ohio Castings temporarily idled its manufacturing facility. Ohio Castings has advised the Company that it currently expects to restart production when demand returns.
Ohio Castings performed an analysis of long-lived assets in accordance with ASC 360, Property, Plant and Equipment (ASC 360). Based on this analysis, Ohio Castings concluded that there was no impairment of its long-lived assets. In turn, ARI evaluated its investment in Ohio Castings and determined there was no impairment. The Company and Ohio Castings will continue to monitor for impairment as necessary.
Ohio Castings also has notes payable to ARI and the other two partners, with a current balance of $0.5 million each, which were due in August 2009. Due to the idling of the facility, Ohio Castings advised the partners that it was unable to pay the notes when due. The notes were renegotiated and are now due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Accrued interest for this note as of September 30, 2009, was less than $0.1 million.
The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio, as further discussed in Note 14. The value of the guarantee was less than $0.1 million at both September 30, 2009 and December 31, 2008, and has been recorded by the Company in accordance with ASC 460, Guarantees (ASC 460). It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled, through equity contributions by ARI and the other partners. On October 14, 2009, ARI made a capital contribution to Ohio Castings of $0.5 million to fund expenses including debt payments during the plant idling. The other two partners made equal contributions.
The Company has determined that, although the joint venture is a variable interest entity (VIE), the Company is not the primary beneficiary. The significant factor in this determination was that no partner, including the Company and Castings, has rights to the majority of returns, losses or votes. Additionally, the risk of loss to Castings and the Company is limited to the Company’s investment in the VIE through Castings, the note due to ARI and Ohio Castings’ debt with the State of Ohio, which the Company has guaranteed. The two other partners of Ohio Castings have made the same guarantees of the debt with the State of Ohio.

See Note 19 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary combined financial results of operations for Ohio Castings, the investee company are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Results of operations
Sales	$32	$26,709	$10,898	$73,679

Operating (loss) earnings	(1,166)	2,456	(4,744)	4,889

Net (loss) earnings	$(1,201)	$2,554	$(4,766)	$5,099

Axis
In June 2007, ARI, through a wholly-owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles. In February 2008, the two original partners sold equal equity interests in Axis to two new minority partners. ARI and the other initial partner each had an ownership interest of 37.5%, after giving effect to the new partners. After certification was obtained from the Association of American Railroads during the second quarter of 2009 and testing was finalized, production began and the joint venture ceased classification as a development stage enterprise in the third quarter of 2009.
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
During March 2009, the executive committee of Axis issued a capital call for several contributions to be made throughout 2009. The two minority partners elected not to participate in the capital calls and ARI and the other initial partner have equally contributed the necessary capital, which has amounted to $3.6 million for each initial partner as of September 30, 2009. The capital contributions are utilized to provide working capital. The partners’ ownership percentages have been adjusted accordingly. As a result, as of September 30, 2009, ARI and the other initial partner’s ownership interests have been adjusted to 41.6% each. During October 2009, the Company made additional contributions totaling $0.8 million. The other initial partner made matching contributions.
Under a credit agreement among Axis, Bank of America, as administrative agent (Axis Agent), and the lenders party thereto (as amended, the Axis Credit Agreement), the original lenders made financing available to Axis in an aggregate amount of up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million in revolving loans. Axis’ obligations under the Axis Credit Agreement are secured by substantially all of Axis’ real and personal property, as well as by a pledge of the equity in Axis owned by Axis HoldCo. The obligations under the Axis Credit Agreement were guaranteed 50.0% by the Company and 50.0% by the other initial partner in the joint venture.
In July 2009, the Axis Agent alleged that Axis was in default under the Axis Credit Agreement and in connection therewith proposed certain amendments to the Axis Credit Agreement. Axis disputed the alleged default. Following discussions with the Axis Agent and Axis, effective August 5, 2009, ARI Component and a wholly-owned subsidiary of the other initial partner acquired the Axis Credit Agreement, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. In connection with the purchase of the Axis Loan, the associated guaranties of the Company and the other initial partner were canceled and certain other modifications were made, including to the interest rate.

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
Axis may borrow revolving loans up to $10.0 million, as described above, of which $7.0 million is subject to borrowing base availability and the remaining $3.0 million without restriction until December 31, 2010. At January 1, 2011, the $3.0 million becomes subject to borrowing base availability.
The balance outstanding on these loans, due to ARI Component, was $30.3 million in principal and $0.4 million of accrued interest, both as of September 30, 2009. ARI Component is responsible for funding 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $4.7 million as of September 30, 2009.
The Company has determined that, although the joint venture is a variable interest entity (VIE), the Company is not the primary beneficiary. The significant factor in this determination was that no partner, including the Company and its wholly-owned subsidiary, has rights to the majority of returns, losses or votes. The executive committee and board of directors of the joint venture is comprised of one representative from each initial partner. Each representative has equal voting rights and equal decision-making rights for operational and strategic decisions of the joint venture. Additionally, the risk of loss to the Company and subsidiary is limited to its investment in the VIE and the loans due to ARI under the Axis Credit Agreement. The other initial partner also has loans due from Axis under the Axis Credit Agreement, in equal aggregate amounts.
See Note 19 for information regarding financial transactions among the Company, ARI Component and Axis.
Summary combined financial results for Axis, the investee company, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Financial Results
Sales	$324	$—	$326	$—

Loss before interest	(2,950)	(708)	(6,666)	(1,183)

Net loss	$(4,394)	$(657)	$(8,662)	$(1,655)

ARIPL
In June 2008, the Company, through a wholly-owned subsidiary, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. The joint venture is owned 50.0% by both partners and each partner has agreed to make limited, equal capital contributions to the joint venture. As of September 30, 2009, no equity investment had been made since the inception of the joint venture.

Note 10 — Warranties
The Company provides limited warranties on certain products for a period of one year for parts and services and five years on new railcars. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. Fluctuations in the Company’s warranty provision and experience of warranty claims are the result of variations in these factors. The Company assesses the adequacy of its warranty liability based on changes in these factors.
The overall change in the Company’s warranty reserve, including the aforementioned reduction, is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Liability, beginning of period	$1,591	$2,300	$2,595	$2,503
Provision for warranties issued, net of adjustments	29	347	312	730
Warranty claims	(257)	(379)	(1,544)	(965)

Liability, end of period	$1,363	$2,268	$1,363	$2,268

Note 11 — Long-term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Revolving line of credit	$—	$—
Senior unsecured notes	275,000	275,000

Total long-term debt, including current portion	$275,000	$275,000
Less current portion of debt	—	—
Total long-term debt, net of current portion	$275,000	$275,000

Revolving line of credit
As of September 30, 2009, the Company had an Amended and Restated Credit Agreement in place, providing for the terms of the Company’s revolving credit facility with Capital One Leverage Finance Corporation, as administrative agent for various lenders. The Company had no borrowings outstanding as of September 30, 2009 and has had no borrowings outstanding under this revolving credit facility since its inception in January 2006.
The revolving credit facility expired in accordance with its terms on October 5, 2009. Given the Company’s current cash balance and after evaluating proposals for a new revolving credit facility, ARI elected not to replace the credit facility at this time.
Senior unsecured fixed rate notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007. The fair value of these notes was approximately $257.0 million at September 30, 2009 based on the closing market price as of that date which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 5.

The notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the notes is payable semi-annually in arrears on March 1 and September 1. The terms of the notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These covenants become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. The Company was in compliance with all of its covenants under the notes as of September 30, 2009.
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
Note 12 — Income Taxes
The Company recognized an income tax benefit of $1.2 million for the three months ended September 30, 2009 as compared to income tax expense of $4.5 million for the three months ended September 30, 2008. The change in the effective tax rate is primarily due to a one-time $1.0 million adjustment to accrued taxes due to certain tax benefits becoming recognizable during the third quarter of 2009.
For Federal purposes, the Company’s tax years 2006 through 2008 remain open to examination. For State purposes, the Company’s tax years 2005 through 2008 remain open to examination by various taxing jurisdictions with the latest expiration of statute in 2012. The Company’s foreign tax returns for years 2006 through 2008 remain open to examination.
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
As required under ASC 715, Compensation — Retirement Benefits (ASC 715) the Company’s measurement date is December 31. ARI chose to use the valuation performed as of October 1, 2007 and apply it over the fifteen months from October 2007 through December 2008 as permitted under ASC 715. The net periodic benefit cost for both the pension plans and the postretirement plan was recognized by allocating three months of the cost to retained earnings and recognizing the remaining twelve months of expense over the course of 2008. During the first quarter of 2008, the Company recognized a $0.1 million decrease to retained earnings as a result of implementing the measurement date provisions under ASC 715.
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Service cost	$59	$74	$176	$222
Interest cost	258	254	775	762
Expected return on plan assets	(189)	(271)	(567)	(815)
Amortization of unrecognized net gain	92	42	276	128
Amortization of unrecognized prior service cost	4	3	11	11

Net periodic benefit cost recognized	$224	$102	$671	$308

		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Service cost	$11	$16	$35	$47
Interest cost	38	58	113	173
Amortization of prior service cost	(21)	4	(63)	14
Amortization of loss	(23)	(11)	(69)	(35)

Net periodic benefit cost recognized	$5	$67	$16	$199

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Pension	$224	$102	$671	$308
Postretirement	5	67	16	199

Total net periodic benefit cost recognized for all plans	$229	$169	$687	$507

The Company also maintains qualified defined contribution plans, which provide benefits to ARI’s employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively. Expenses related to these plans were $0.6 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively.
Note 14 — Commitments and Contingencies
In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $1.9 million was outstanding as of September 30, 2009. ARI also has guaranteed a $2.0 million state loan that was provided for purchases of capital equipment, of which $0.6 million was outstanding as of September 30, 2009. The two other partners of Ohio Castings have made identical guarantees of these obligations. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled through equity contributions by ARI and the other partners.
The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $30.3 million of principal and $0.4 million of accrued interest, both as of September 30, 2009. ARI Component’s share of the remaining commitment on these loans was $4.7 million as of September 30, 2009. See Note 9 for further information regarding this transaction and the terms of the underlying loan.

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
Note 15 — Comprehensive Income
The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net earnings	$1,092	$7,447	$4,950	$23,807

Unrealized gain (loss) on available-for-sale securities and derivatives	16,995	(2,210)	23,061	469
Income tax (expense) benefit of unrealized gain (loss)on available-for-sale securities and derivatives	(5,948)	861	(8,071)	(184)
Foreign currency translation adjustment	609	(85)	1,035	(155)

Comprehensive income	$12,748	$6,013	$20,975	$23,937

Note 16 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three and Nine Months Ended
	September 30,
	2009		2008
Weighted average basic common shares outstanding	21,302,296		21,302,296
Dilutive effect of employee stock options	—	(1)	—	(1)(2)

Weighted average diluted common shares outstanding	21,302,296		21,302,296

(1)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the three and nine months ended September 30, 2009 and 2008. These options would have resulted in an antidilutive effect to the earnings per share calculation.

(2)	Stock options to purchase 75,000 shares of common stock were not included in the calculation for diluted earnings per share for the three and nine months ended September 30, 2008. These options would have resulted in an antidilutive effect to the earnings per share calculation. During the second and third quarters of 2008, these stock options were forfeited/canceled without exercise.
Note 17 — Stock-Based Compensation
The Company accounts for stock-based compensation granted under the 2005 equity incentive plan, as amended (the 2005 Plan) under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation (ASC 718), and its related provisions. Stock-based compensation is expensed using a graded vesting method over the vesting period of the instrument.
The following table presents the amounts for stock-based compensation expense incurred by ARI and the corresponding line items on the statement of operations that they are classified within:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Stock-based compensation expense:
Cost of revenue: manufacturing operations	$129	$27	$172	$58
Cost of revenue: railcar services	23	3	30	6
Selling, administrative and other	499	165	650	115

Total stock-based compensation expense	$651	$195	$852	$179

Stock Options
No options were exercised in 2008 or 2009. All stock options fully vested in January 2009. As such, the Company did not recognize any compensation expense related to stock options during the three and nine months ended September 30, 2009.
As a result of the resignation of the Company’s former Chief Financial Officer, William Benac, 75,000 options to purchase common stock were canceled or forfeited. As a result of the cancellation of these options, the Company recognized income of $0.4 million during the second quarter of 2008 as a result of reversing expense recorded in accordance with ASC 718.
During the three and nine months ended September 30, 2008 the Company recognized $0.1 million and $0.4 million (exclusive of the income mentioned above), respectively, of expense related to stock option grants made during 2006 under the 2005 Plan.
The following is a summary of option activity under the 2005 Plan for January 1, 2009 through September 30, 2009:

				Weighted Average
			Weighted Average	Grant-date Fair
	Shares Covered by	Weighted Average	Remaining	Value of Options	Aggregate Intrinsic
	Options	Exercise Price	Contractual Life	Granted	Value ($000)

Outstanding at the beginning of the period, January 1, 2009	390,353	$21.00

Outstanding and exercisable at the end of the period, September 30, 2009	390,353	$21.00	15 months	$7.28	$—	(1)

(1)	Options to purchase 390,353 shares of the Company’s common stock have exercise prices that are above market price, based on the closing market price of $10.61 per share of the Company’s common stock on the last business day of the period ended September 30, 2009.
As of September 30, 2009, an aggregate of 515,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.
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
The following table provides an analysis of SARs granted in 2009, 2008 and 2007:

	2009 Grant	2008 Grants	2007 Grant
Grant date	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding at September 30, 2009	306,100	248,428	253,400
Weighted Avg Exercise price	$6.71	$20.81	$29.49
Contractual term	7 years	7 years	7 years

September 30, 2009 SARs Black Scholes Valuation Components:
Stock volatility range	47.3% - 54.2%	48.7% - 59.5%	55.6% - 64.1%
Expected life range	3.4 - 4.9 years	2.8 - 4.4 years	2.3 - 3.0 years
Risk free interest rate range	1.5% - 2.3%	1.5% - 2.3%	1.0% - 1.5%
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	2.0%	9.0%	2.0%
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
The Company recognized compensation expense of $0.7 million and $0.1 million during the three months ended September 30, 2009 and 2008, respectively, related to SARs granted under the 2005 Plan. The Company recognized $0.9 million and $0.2 million of compensation expense during the nine months ended September 30, 2009 and 2008, respectively, related to SARs granted under the 2005 Plan.
The following is a summary of SARs activity under the 2005 Plan for January 1, 2009 through September 30, 2009:

			Weighted Average
	Stock Appreciation	Weighted Average	Remaining	Weighted Average	Aggregate Intrinsic
	Rights (SARs)	Exercise Price	Contractual Life	Fair Value of SARs	Value ($000)

Outstanding at the beginning of the period, January 1, 2009	504,526	$25.18
Cancelled / Forfeited	(2,698)
Granted	306,100	$6.71

Outstanding at the end of the period, September 30, 2009	807,928	$18.19	67 months	$3.21	$1,194	(1)

Exercisable at the end of the period, September 30, 2009	174,278	$27.13	58 months	$1.44	$—	(1)

(1)	306,100 unvested and unexercisable SARs have exercise prices that are below the closing market price of $10.61 for a share of the Company’s common stock as of the last business day of the quarter ended September 30, 2009 while the remaining 501,828 SARs, of which 174,278 are vested and exercisable, have exercise prices that are above the closing market price.
As of September 30, 2009, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $1.5 million and were expected to be recognized over a weighted average period of 39 months.
Note 18 — Common Stock and Dividends on Common Stock
During each quarter since its initial public offering in January 2006 until the second quarter of 2009, the board of directors of the Company declared cash dividends of $0.03 per share of common stock of the Company to shareholders of record as of a given date. The last dividend was declared in May 2009 and paid in July 2009.
Subsequently, in August 2009, the Company indefinitely suspended its quarterly dividend payments.
Note 19 — Related Party Transactions
Agreements with ACF
The Company has the following agreements with ACF, a company controlled by Mr. Carl C. Icahn, the Company’s principal beneficial stockholder and the chairman of the Company’s board of directors:
Manufacturing Services Agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended September 30, 2009 and 2008, ARI purchased inventory of $1.9 million and $5.3 million, respectively, of components from ACF. In the nine months ended September 30, 2009 and 2008, ARI purchased inventory of $12.7 million and $15.5 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

Supply Agreement
Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement was less than $0.1 million for both the three and nine months ended September 30, 2009 and 2008. Such amounts are included under manufacturing operations revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
Railcar Manufacturing Agreement
In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which the Company agreed to purchase approximately 1,400 tank railcars from ACF, supported by a new customer order received at the same time. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, the profit was split evenly between ARI and ACF. Prior to its termination by ACF as described below, the term of the agreement was for five years. Either party had the right to terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions. On September 23, 2008, a termination letter was received from ACF terminating this agreement effective the later of the completion of approximately 1,400 tank railcars or March 23, 2009. The commitment under this agreement was satisfied in March 2009 and the agreement was terminated at that time.
In the three months ended September 30, 2009, ARI incurred no costs under this agreement. In the three months ended September 30, 2008, ARI incurred costs under this agreement of $5.7 million, respectively, in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs. In the nine months ended September 30, 2009 and 2008, ARI incurred costs under this agreement of $4.1 million and $14.6 million, respectively, in connection with railcars that were manufactured and delivered to customers during that period. Such amounts are included under cost of revenue on the statement of operations.
The Company recognized $31.7 million of revenue related to railcars shipped under this agreement for the three months ended September 30, 2008 and no revenue was recognized for the three months ended September 30, 2009. The Company recognized revenue of $19.0 million and $73.2 million related to railcars shipped under this agreement for the nine months ended September 30, 2009 and 2008, respectively.
Other Agreements
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three and nine months ended September 30, 2009 and 2008.
Agreements with ARL
The Company has or had the following agreements with ARL, a company controlled by Mr. Carl C. Icahn, the Company’s principal beneficial stockholder and the chairman of the Company’s board of directors:
Railcar Servicing Agreement and Fleet Services Agreement
Effective as of January 1, 2008, the Company entered into a fleet services agreement with ARL, which replaced a 2005 railcar servicing agreement between the parties. The new agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the new agreement, the Company continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. The Company currently provides such repair and maintenance services for approximately 26,000 railcars for ARL. The new agreement extends through December 31, 2010, and is automatically renewed for additional one-year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate the new agreement. For the three months ended September 30, 2009 and 2008, revenues of $3.5 million and $3.4 million were recorded under this agreement, respectively. For the nine months ended September 30, 2009 and 2008, revenues of $11.5 million and $11.6 million were recorded under this agreement, respectively. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

Services Agreement, Separation Agreement and Rent and Building Services Extension Agreement
Under the Company’s services agreement with ARL, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services include the use of certain facilities owned by the Company’s former chief executive officer and current vice chairman of the board of directors, which is further described later in this footnote. Under this agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based upon an agreed fixed annual fee.
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
Total fees paid to ARL under these agreements were $0.2 million for both the three months ended September 30, 2009 and 2008. Total fees paid to ARL under these agreements were $0.5 million for both the nine months ended September 30, 2009 and 2008. The fees paid to ARL are included in selling, administrative and other costs related to affiliates on the condensed consolidated statement of operations.
Trademark License Agreement
Under the Trademark License Agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI is entitled to annual fees of $1,000 in exchange for this license.
Sales Contracts
In March 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 railcars in 2007, with an option for ARL to purchase up to an additional 300 railcars in 2007 and an additional 1,400 railcars in 2008. ARL exercised the option to purchase approximately 100 additional railcars in 2007 and exercised the option to purchase 1,400 additional railcars in 2008.
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
Agreements with other affiliated parties
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million and bears interest at 4.0%. Payments of principal and interest were due quarterly with the last payment due in August 2009. This note receivable is included in investment in joint venture on the accompanying balance sheet. Total amounts due from Ohio Castings under this note were $0.5 million at both September 30, 2009 and December 31, 2008. The other partners in the joint venture have made identical loans to Ohio Castings. Due to the idling of Ohio Castings production facility in June 2009, the joint venture advised the partners that it would not be able to repay the notes when due. The notes were subsequently renegotiated and are now due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Accrued interest on this note as of September 30, 2009, was less than $0.1 million.

In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $1.9 million was outstanding as of September 30, 2009. ARI also has guaranteed a $2.0 million state loan to Ohio Castings that provides for purchases of capital equipment, of which $0.6 million was outstanding as of September 30, 2009. The two other partners of Ohio Castings have made identical guarantees of these obligations. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled through equity contributions by ARI and the other partners.
One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50.0% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. As of June 30, 2009, Axis had approximately $62.2 million outstanding under the credit agreement of which the Company’s exposure was 50.0%. The Company’s guaranty had a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture made an identical guarantee relating to this credit agreement. Effective August 5, 2009, the Company and the other initial partner acquired this loan, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. The total commitment under the loan is up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million under the revolving loans. The balance outstanding on the portion of these loans due to ARI Component was $30.3 million in principal and $0.4 million of accrued interest both as of September 30, 2009. ARI Component is responsible to fund 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $4.7 million as of September 30, 2009. See Note 9 for further information regarding this transaction and the terms of the underlying loan.
The Company leases certain facilities from an entity owned by its former chief executive officer and current vice chairman of the board of directors, Mr. James J. Unger. Expenses paid to related parties for these facilities were $0.2 million for both the three months ended September 30, 2009 and 2008. Expenses paid to related parties for these facilities were $0.7 million for both the nine months ended September 30, 2009 and 2008.
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
Financial information for transactions with affiliates
As of September 30, 2009, amounts due from affiliates were $2.0 million in accounts receivable from ACF, ARL, Ohio Castings and Axis. As of December 31, 2008, amounts due from affiliates represented $10.3 million in receivables from ACF, ARL, and Ohio Castings.
As of September 30, 2009, amounts due to affiliates included $0.3 million in accounts payable to ACF, ARL and Axis. As of December 31, 2008, amounts due to affiliates included $5.2 million, in accounts payable to ACF and ARL.

Cost of revenue for manufacturing operations for the three months ended September 30, 2009 and 2008 included $7.0 million and $23.3 million, respectively, in railcar products produced by Ohio Castings. Cost of revenue for manufacturing operations for the nine months ended September 30, 2009 and 2008 included $32.0 million and $60.7 million, respectively, in railcar products produced by Ohio Castings.
Inventory at September 30, 2009 and December 31, 2008 includes $3.0 million and $4.9 million, respectively, of purchases from Ohio Castings and Axis. At September 30, 2009 and December 31, 2008, all profit from related parties for inventory still on hand was eliminated.
Note 20 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended	Manufacturing		Corporate & all
September 30, 2009	Operations	Railcar Services	other	Eliminations	Totals
		(in thousands)
Revenues from external customers	$62,047	$16,051	$—	$—	$78,098
Intersegment revenues	172	32	—	(204)	—
Cost of revenue — external customers	(56,348)	(12,940)	—	—	(69,288)
Cost of intersegment revenue	(119)	(31)	—	150	—

Gross profit (loss)	5,752	3,112	—	(54)	8,810
Selling, administrative and other	(1,482)	(536)	(4,466)	—	(6,484)

Earnings (loss) from operations	$4,270	$2,576	$(4,466)	$(54)	$2,326

For the Three Months Ended September 30, 2008	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
		(in thousands)
Revenues from external customers	$205,107	$12,141	$—	$—	$217,248
Intersegment revenues	177	47	—	(224)	—
Cost of revenue — external customers	(187,771)	(9,874)	—	—	(197,645)
Cost of intersegment revenue	(147)	(38)	—	185	—

Gross profit (loss)	17,366	2,276	—	(39)	19,603
Selling, administrative and other	(1,639)	(470)	(4,493)	—	(6,602)

Earnings (loss) from operations	$15,727	$1,806	$(4,493)	$(39)	$13,001

For the Nine Months Ended September 30, 2009	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$301,325	$43,646	$—	$—	$344,971
Intersegment revenues	1,185	77	—	(1,262)	—
Cost of revenue — external customers	(271,552)	(35,423)	—	—	(306,975)
Cost of intersegment revenue	(990)	(73)	—	1,063	—

Gross profit (loss)	29,968	8,227	—	(199)	37,996
Selling, administrative and other	(5,577)	(1,578)	(12,003)	—	(19,158)

Earnings (loss) from operations	$24,391	$6,649	$(12,003)	$(199)	$18,838

For the Nine Months Ended	Manufacturing
September 30, 2008	Operations	Railcar Services	Corporate & all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$566,754	$39,025	$—	$—	$605,779
Intersegment revenues	540	139	—	(679)	—
Cost of revenue — external customers	(511,813)	(31,459)	—	—	(543,272)
Cost of intersegment revenue	(433)	(114)	—	547	—

Gross profit (loss)	55,048	7,591	—	(132)	62,507
Selling, administrative and other	(5,794)	(1,515)	(12,287)	—	(19,596)

Earnings (loss) from operations	$49,254	$6,076	$(12,287)	$(132)	$42,911

	Manufacturing		Corporate & all
As of	Operations	Railcar Services	other	Eliminations	Totals
			(in thousands)
September 30, 2009
Total assets	$294,790	$48,210	$330,058	$—	$673,058
December 31, 2008
Total assets	$349,201	$40,246	$290,207	$—	$679,654
Manufacturing operations
Manufacturing revenues from affiliates were 10.3% and 22.0% of total consolidated revenues for the three months ended September 30, 2009 and 2008, respectively. Manufacturing revenues from affiliates were 27.2% and 22.5% of total consolidated revenues for the nine months ended September 30, 2009 and 2008, respectively.
Manufacturing revenues from the most significant customer totaled 36.9% and 52.0% of total consolidated revenues for the three months ended September 30, 2009 and 2008, respectively. Manufacturing revenues from the most significant customer totaled 32.0% and 44.7% for the nine months ended September 30, 2009 and 2008, respectively.
Manufacturing revenues from the two most significant customers were 60.6% of total consolidated revenues for the three months ended September 30, 2009. Manufacturing revenues from the two most significant customers (including an affiliated customer) were 74.3% of total consolidated revenues for the three months ended September 30, 2008. Manufacturing revenues from the two most significant customers (including an affiliated customer) were 59.2% and 67.3% of total consolidated revenues for the nine months ended September 30, 2009 and 2008, respectively.
Manufacturing receivables from the most significant customer were 10.2% of total consolidated accounts receivable including due from affiliates at September 30, 2009. Manufacturing receivables from the most significant customer were 22.9% of total consolidated accounts receivable including due from affiliates at December 31, 2008, respectively. There was only one significant customer with manufacturing receivables at September 30, 2009. Manufacturing receivables from the two most significant customers (including an affiliated customer) were 40.0% of total consolidated accounts receivable including due from affiliates at December 31, 2008.
Railcar services
Railcar services revenues from affiliates were 4.6% and 1.6% of total consolidated revenues for the three months ended September 30, 2009 and 2008, respectively. Railcar services revenues from affiliates were 3.3% and 1.9% of total consolidated revenues for the nine months ended September 30, 2009 and 2008, respectively.
No single railcar services customer accounted for more than 10.0% of total consolidated revenue for both the three and nine months ended September 30, 2009 and 2008. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of September 30, 2009 and December 31, 2008.

Note 21 — Supplemental Cash Flow Information
ARI received interest income of $2.7 million and $4.2 million for the nine months ended September 30, 2009 and 2008, respectively.
ARI paid interest expense of $20.2 million and $20.9 million for the nine months ended September 30, 2009 and 2008, respectively.
ARI paid taxes of $0.5 million and $14.6 million for the nine months ended September 30, 2009 and 2008, respectively.
The Company recorded an unrealized gain on its short-term investments of $23.1 million and $0.5 million as of September 30, 2009 and 2008, respectively, which were recorded to accumulated other comprehensive loss within stockholders equity, net of taxes.
Note 22 — Subsequent Events
All of the subsequent events that are disclosed in the Notes to our condensed consolidated financial statements have been evaluated through the date these financial statements were issued, November 6, 2009.
The CIT Group/Equipment Financing, Inc. (CIT Equipment Financing), a subsidiary of CIT Group Inc. (CIT), is the Company’s largest customer and accounted for approximately 39% and approximately 33% of the ARI’s total consolidated revenues for the three and nine months ended September 30, 2009, respectively, and accounted for approximately 55% of the backlog as of September 30, 2009. All accounts receivable due to ARI from CIT Equipment Financing as of September 30, 2009, have been paid. CIT has announced that it and its subsidiary, CIT Group Funding Company of Delaware LLC, filed for bankruptcy protection on November 1, 2009 with a prepackaged plan of reorganization. In connection with that announcement, CIT further stated that none of its operating subsidiaries, including CIT Equipment Financing, will be included in the bankruptcy filings and, as a result, ARI understands that all of its operating entities are expected to continue normal operations during the pendency of the bankruptcy cases.

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
Risks and uncertainties that could adversely affect our business and prospects include without limitation:
•	the impact of the current economic downturn, adverse market conditions and restricted credit markets, and the impact of the continuation of these conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the conversion of our railcar backlog into revenues, including without limitation the material adverse effects that could result from CIT Group Inc.’s (CIT) financial difficulty and bankruptcy proceedings;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of the railcar manufacturing business and the current economic environment;

•	our ability to manage overhead and production slowdowns;

•	the highly competitive nature of the railcar manufacturing industry, fluctuating costs of raw materials, including steel and railcar components and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	risks associated with potential acquisitions or joint ventures;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the sufficiency of our liquidity and capital resources;

•	anticipated production schedules for our products and the anticipated financing needs and construction and production schedules of our joint ventures;

•	the impact and anticipated benefits of any acquisitions we may complete;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	compliance with covenants contained in our unsecured senior notes; and

•	the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn, our principal beneficial stockholder and the chairman of our board of directors, and certain of his affiliates.
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
We operate in two reportable segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing and industrial and railcar component manufacturing. Railcar services consist of railcar repair, refurbishment and fleet management services. Financial information about our business segments for both the three and nine months ended September 30, 2009 and 2008, is set forth in Note 20 of our condensed consolidated financial statements.
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
Our Railcar Services segment has experienced growth primarily facilitated through expansions, which have allowed higher volumes. These higher volumes along with our seasoned workforce have also resulted in efficiencies in our ability to complete repair projects. In addition, one of our railcar manufacturing facilities utilizes its capacity and highly skilled labor force, in part, to perform certain repair projects in 2009.
The CIT Group/Equipment Financing, Inc. (CIT Equipment Financing), a subsidiary of CIT, is our largest customer and accounted for approximately 39% and approximately 33% of our total consolidated revenues for the three and nine months ended September 30, 2009, respectively, and accounted for approximately 55% of our backlog as of September 30, 2009. CIT has announced that it and its subsidiary, CIT Group Funding Company of Delaware LLC, filed for bankruptcy protection on November 1, 2009 with a prepackaged plan of reorganization. In connection with that announcement, CIT further stated that none of its operating subsidiaries, including CIT Equipment Financing, will be included in the bankruptcy filings and, as a result, we understand that all of its operating entities are expected to continue normal operations during the pendency of the bankruptcy cases. Our business with CIT Equipment Financing is subject to a number of risks, including our ability to convert the backlog into revenue as well as the risks that CIT’s prepackaged plan of reorganization may not be successful, or that CIT Equipment Financing may not continue normal operations or may seek to renegotiate its existing obligations through bankruptcy protection or otherwise.
RESULTS OF OPERATIONS
Three Months ended September 30, 2009 compared to Three Months ended September 30, 2008
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	September 30,
	2009	2008
Revenues:
Manufacturing Operations	79.4%	94.4%
Railcar services	20.6%	5.6%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing	(72.1%)	(86.5%)
Cost of railcar services	(16.6%)	(4.5%)

Total cost of revenues	(88.7%)	(91.0%)
Gross profit	11.3%	9.0%
Selling, administrative and other	(8.3%)	(3.0%)

Earnings from operations	3.0%	6.0%
Interest income	2.4%	0.8%
Interest expense	(6.8%)	(2.3%)
Other income	4.0%	0.8%
(Loss) earnings from joint venture	(2.8%)	0.2%

(Loss) earnings before income tax expense	(0.2%)	5.5%
Income tax benefit (expense)	1.6%	(2.1%)

Net earnings	1.4%	3.4%

Revenues
Our revenues for the three months ended September 30, 2009 decreased 64.1% to $78.1 million from $217.2 million in the three months ended September 30, 2008. This decrease was primarily due to decreased revenues from our manufacturing operations, partially offset by increased revenues from our railcar services segment.
Our manufacturing operations revenues for the three months ended September 30, 2009 decreased 69.7% to $62.0 million from $205.1 million for the three months ended September 30, 2008. The primary reasons for the decrease in revenues were a decrease in railcar shipments and a decrease in surcharges that we pass on to our customers, all partially offset by increased overall average selling prices on railcars due to a change in product mix. During the three months ended September 30, 2009, we continued to decrease our workforce and production rates at our manufacturing plants due to reduced demand resulting in lower shipments. During the three months ended September 30, 2009, we shipped approximately 610 railcars compared to approximately 2,120 railcars in the same period of 2008. Of these railcar shipments, none related to our railcar manufacturing agreement with ACF Industries, LLC (ACF) in 2009 as compared to approximately 260 railcar shipments in 2008. Our agreement with ACF terminated effective in March 2009, as described in Note 19 to our condensed consolidated financial statements.
For the three months ended September 30, 2009, our manufacturing operations included $8.0 million, or 10.3%, of our total consolidated revenues, from transactions with affiliates, compared to $47.7 million, or 22.0% of our total consolidated revenues in the three months ended September 30, 2008. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl Icahn.
Our railcar services revenues in the three months ended September 30, 2009 increased to $16.1 million compared to $12.1 million for the three months ended September 30, 2008. The increase was primarily attributable to the completion of expansion projects at repair facilities and repair projects performed at a railcar manufacturing facility. For the third quarter of 2009, our railcar services revenues included $3.6 million, or 4.6% of our total consolidated revenues, from transactions with affiliates, compared to $3.4 million, or 1.6% of our total consolidated revenues, in the third quarter of 2008.

Gross Profit
Our gross profit decreased to $8.8 million in the three months ended September 30, 2009 from $19.6 million in the three months ended September 30, 2008. However, our gross profit margin increased to 11.3% in the third quarter of 2009 from 9.0% in the third quarter of 2008, driven primarily by an increase in our gross profit margins from our manufacturing operations.
Gross profit from our manufacturing operations decreased $11.6 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due primarily to reduced railcar shipments. Gross profit margin, for our manufacturing operations, however, was 9.2% in the three months ended September 30, 2009, an increase from 8.5% in the three months ended September 30, 2008. This increase is primarily attributable to fixed overhead cost control measures and strong labor efficiencies at most of our manufacturing locations, partially offset by lower absorption of our manufacturing locations’ fixed costs due to lower volumes. Additionally, the 2008 gross profit margin was negatively impacted by low margins on fixed price hopper railcar orders.
Gross profit for our railcar services operations increased $0.8 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to an increase in revenue. Gross profit margin for our railcar services operations increased to 19.4% in the three months ended September 30, 2009 from 18.7% in the three months ended September 30, 2008. The increase is primarily attributable to efficiencies created by increased volume due to completed expansion projects and repair projects performed at a railcar manufacturing facility.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses decreased to $6.5 million for the third quarter of 2009, compared to $6.6 million for the third quarter of 2008. The decrease of $0.1 million was primarily attributable to a decrease of $0.4 million due to cost control measures partially offset by a stock-based compensation expense increase of $0.3 million as described below.
In the third quarter of 2009, we recognized expense related to stock-based compensation of $0.5 million, attributable to stock appreciation rights (SARs), which settle in cash, granted in 2009, 2008 and 2007. This is compared to stock-based compensation expense of $0.2 million for the three months ended September 30, 2008, which was attributable to stock options we granted in 2006 and to SARs, which settle in cash, granted in 2007 and 2008. Stock-based compensation increased due to an increasing trend in our stock price during the third quarter of 2009 as compared to a decreasing trend during the same period of 2008.
Interest Expense and Income
Net interest expense for the three months ended September 30, 2009 was $3.4 million, representing $5.3 million of interest expense and $1.9 million of interest income, compared to $3.3 million of net interest expense for the three months ended September 30, 2008, representing $5.0 million of interest expense and $1.7 million of interest income.
Other Income
Other income for the three months ended September 30, 2009 increased $1.4 million when compared to the three months ended September 30, 2008. Other income of $3.1 million recognized in the third quarter of 2009 related to realized gains on the sale of a portion of our investment in corporate bonds. The other income of $1.8 million recognized in the third quarter of 2008 related to realized gains on the sale of Greenbrier shares and the settlement of total return swaps.
(Loss) Earnings from Joint Ventures
Our joint venture activity decreased to a loss of $2.2 million for the three months ended September 30, 2009 from earnings of $0.5 million for the three months ended September 30, 2008. This was partially attributable to our share of Ohio Castings earnings decreasing $1.1 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, due to idling production in June 2009. Another factor was our share of Axis’ losses increasing approximately $1.6 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, due to weak demand.

Income Taxes
We experienced an income tax benefit for the three months ended September 30, 2009 of $1.2 million primarily due to a one-time $1.0 million adjustment to accrued taxes due to certain tax benefits becoming recognizable during the third quarter of 2009. As of September 30, 2008, our income tax expense was $4.5 million.
Nine Months ended September 30, 2009 compared to Nine Months ended September 30, 2008
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Nine Months Ended,
	September 30,
	2009	2008
Revenues:
Manufacturing Operations	87.3%	93.6%
Railcar services	12.7%	6.4%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing	(78.7%)	(84.5%)
Cost of railcar services	(10.3%)	(5.2%)

Total cost of revenues	(89.0%)	(89.7%)
Gross profit	11.0%	10.3%
Selling, administrative and other	(5.5%)	(3.2%)

Earnings from operations	5.5%	7.1%
Interest income	1.4%	1.0%
Interest expense	(4.5%)	(2.5%)
Other income	0.9%	0.6%
(Loss) earnings from joint venture	(1.5%)	0.2%

Earnings before income tax expense	1.8%	6.4%
Income tax expense	(0.4%)	(2.4%)

Net earnings	1.4%	4.0%

Revenues
Our revenues for the nine months ended September 30, 2009 decreased 43.1% to $345.0 million from $605.8 million in the nine months ended September 30, 2008. This decrease was primarily due to decreased revenues from our manufacturing operations, partially offset by increased revenues from our railcar services segment.
Our manufacturing operations revenues for the nine months ended September 30, 2009 decreased 46.8% to $301.3 million from $566.8 million for the nine months ended September 30, 2008. The primary reasons for the decrease in revenues were a decrease in railcar shipments and a decrease in surcharges that we pass on to our customers, all partially offset by increased overall average selling prices on all railcars due to a change in product mix. During the nine months ended September 30, 2009, we continued to decrease our workforce and production rates at our manufacturing plants due to reduced demand resulting in lower shipments. During the nine months ended September 30, 2009, we shipped approximately 3,080 railcars compared to approximately 6,100 railcars in the same period of 2008. Of these railcar shipments, 220 were related to our railcar manufacturing agreement with ACF in 2009 as compared to approximately 730 railcar shipments in 2008. Our agreement with ACF terminated effective in March 2009, as described in Note 19 to our condensed consolidated financial statements.
For the nine months ended September 30, 2009, our manufacturing operations included $93.8 million, or 27.2% of our total consolidated revenues, from transactions with affiliates, compared to $136.1 million, or 22.5% of our total consolidated revenues in the nine months ended September 30, 2008. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl Icahn.

Our railcar services revenues in the nine months ended September 30, 2009 increased to $43.6 million compared to $39.0 million for the nine months ended September 30, 2008. The increase was primarily attributable to the completion of expansion projects at repair facilities and the repair projects performed at a railcar manufacturing facility, both of which allowed for higher volumes. For the nine months ended September 30, 2009, our railcar services revenues included $11.5 million, or 3.3% of our total consolidated revenues, from transactions with affiliates, compared to $11.6 million, or 1.9% of our total consolidated revenues in the nine months ended September 30, 2008.
Gross Profit
Our gross profit decreased to $38.0 million in the nine months ended September 30, 2009 from $62.5 million in the nine months ended September 30, 2008. Our gross profit margin increased to 11.0% in the nine months ended September 30, 2009 from 10.3% for the same period in 2008, driven by an increase in our gross profit margins from our manufacturing operations.
Gross profit from our manufacturing operations decreased $25.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. However, gross profit margin for our manufacturing operations was 9.9% in the nine months ended September 30, 2009, an increase from 9.7% in the nine months ended September 30, 2008. This increase is primarily attributable to fixed overhead cost control measures and strong labor efficiencies at most of our manufacturing locations, partially offset by lower absorption of our manufacturing locations’ fixed costs due to lower volumes. Additionally, the 2008 gross profit margin was negatively impacted by low margins on fixed price hopper railcar orders.
Gross profit for our railcar services operations increased $0.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Gross profit margin for our railcar services operations decreased to 18.8% in the nine months ended September 30, 2009 from 19.4% in the nine months ended September 30, 2008. The decrease is primarily attributable to inefficiencies experienced early in 2009 due to lower work content prior to the completion of the expansion projects at facilities partially offset by repair projects performed at a railcar manufacturing facility.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses decreased to $19.2 million for the nine months ended September 30, 2009, compared to $19.6 million for the same period of 2008. The decrease of $0.4 million was primarily attributable to decreased workforce and other cost cutting measures partially offset by a legal settlement and an increase in stock-based compensation expense.
For the first nine months of 2009, we recognized stock-based compensation expense of $0.7 million, attributable to stock appreciation rights (SARs), which settle in cash, granted in 2009, 2008 and 2007. This is compared to stock-based compensation expense of $0.1 million for the nine months ended September 30, 2008, which was attributable to stock options we granted in 2006 and SARs, which settle in cash, granted in 2007 and 2008. The stock-based compensation during the first nine months of 2008 was impacted by $0.4 million of income being recognized in the second quarter 2008 as a result of the cancelation of William Benac’s stock options. Stock-based compensation increased due to an increasing trend in our stock price during the nine months ended September 30, 2009 as compared to a decreasing trend during the same period of 2008.
Interest Expense and Income
Net interest expense for the nine months ended September 30, 2009 was $10.7 million, representing $15.6 million of interest expense and $4.9 million of interest income, as compared to $9.1 million of net interest expense for the nine months ended September 30, 2008, representing $15.1 million of interest expense and $6.0 million of interest income.

Our interest expense for the nine months ended September 30, 2009 was comparable to the same period of 2008. Our interest income decreased $1.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in interest income was primarily attributable to lower interest rates in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Other Income
Other income for the nine months ended September 30, 2009 was $3.0 million as compared to other income of $3.5 million for the nine months ended September 30, 2008. Other income of $3.0 million recognized in the nine months ended September 30, 2009 related to the realized gains on the sale of a portion of our investment in corporate bonds partially offset by realized losses on foreign currency option. The other income of $3.5 million recognized in the nine months ended September 30, 2008 related to realized gains on total return swaps and the sale of Greenbrier stock.
(Loss) Earnings from Joint Ventures
Our joint venture activity decreased to a loss of $5.0 million for the nine months ended September 30, 2009 from earnings of $0.9 million for the nine months ended September 30, 2008. This was partially attributable to our share of Ohio Castings profits and losses decreasing approximately $3.1 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, due to the weak market and the idling of production in June 2009. The decrease was also attributable to our share of Axis’ losses increasing $2.8 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, due to weak demand.
Income Taxes
Our income tax expense for the nine months ended September 30, 2009 was $1.2 million or 20.1% of our earnings before income taxes, as compared to $14.3 million for the nine months ended September 30, 2008, or 37.6% of our earnings before income taxes. The change in our effective tax rate is primarily due to a one-time $1.0 million adjustment to accrued taxes due to certain tax benefits becoming recognizable during the third quarter of 2009.
BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. As of September 30, 2009, our total backlog was approximately 1,160 railcars valued at approximately $100.8 million. As of December 31, 2008, our total backlog was approximately 4,240 railcars valued at approximately $373.1 million. We estimate that approximately 55% of our September 30, 2009, backlog will be converted to revenues by the end of 2009. As of September 30, 2009, approximately 55% of the railcars in our backlog are to be sold to CIT Equipment Financing and approximately 39% of the railcars in our backlog are to be sold to our affiliate, ARL. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into revenues.
CIT Equipment Financing, a subsidiary of CIT, is our largest customer, and has announced that it and its subsidiary, CIT Group Funding Company of Delaware LLC, filed for bankruptcy protection on November 1, 2009 with a prepackaged plan of reorganization. The railcars in our backlog attributable to orders by CIT Equipment Financing are subject to the additional risks described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and in Part II—Item 1A of this report.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the nine months ended September 30, 2009 was cash generated from operations and cash we have on hand from the senior unsecured notes we sold in February 2007, offset by cash used for capital expenditures, cash used to purchase our short-term investments and cash used for our purchase of the Axis loan and cash used for capital contributions to our joint ventures. As of September 30, 2009, we had working capital of $379.9 million, including $287.1 million of cash and cash equivalents and $50.1 million of short-term investments.
Our $100.0 million revolving credit facility with no borrowings outstanding expired in accordance with its terms on October 5, 2009. Given our current cash balance and after evaluating proposals for a new revolving credit facility, we elected not to replace the credit facility at this time.
In February 2007, we issued $275.0 million of senior unsecured notes that are due in 2014. The offering resulted in net proceeds to us of $270.7 million. The terms of the notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with shareholders and affiliates. These limitations become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0. As of September 30, 2009, we were in compliance with all of our covenants under the notes.
Effective August 5, 2009, we and the other initial partner in the Axis joint venture each acquired a 50.0% interest in a loan due from Axis under its credit agreement. The purchase price we paid for our 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan we acquired. The total commitment under the term loan is up to $70.0 million, consisting of up to $60.0 million under the term loan and $10.0 million under the revolving loan, of which we are responsible to fund 50.0%. The balance outstanding on these loans, due to us, was $30.3 million of principal and $0.4 million of accrued interest at September 30, 2009. This loan is described in further detail in Note 9 of our condensed consolidated financial statements.
As of September 30, 2009, our investment in approximately 0.4 million shares of Greenbrier common stock was valued at $4.4 million. The resulting unrealized loss as of September 30, 2009 of $2.5 million was recognized as accumulated other comprehensive loss within stockholder’s equity, net of deferred taxes.
During the first quarter of 2009, Longtrain purchased corporate bonds that mature in 2015 for a total of $36.8 million. In the third quarter of 2009, we sold $20.0 million, par value, of our investment in these bonds resulting in realized gains of $3.1 million. As of September 30, 2009, the investment value of the remaining bonds was $45.7 million resulting in an unrealized gain of $21.3 million that was recognized as accumulated other comprehensive income within stockholder’s equity, net of deferred taxes. The investment in corporate bonds is high risk. These bonds return a high yield in exchange for a higher risk.
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30:

2009
(in thousands)
Net cash provided by (used in):
Operating activities	$65,760
Investing activities	(68,617)
Financing activities	(1,957)
Effect of exchange rate changes on cash and cash equivalents	117

Decrease in cash and cash equivalents	$(4,697)

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
Our net cash provided by operating activities for the nine months ended September 30, 2009 was $65.8 million. Net earnings of $5.0 million were impacted by non-cash items including but not limited to: depreciation expense of $17.5 million, joint venture losses of $5.0 million, deferred tax expense of $1.6 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current assets and current liabilities included a decrease in total accounts receivable, including from affiliates of $31.3 million and a decrease in inventory of $40.6 million. Cash used in operating activities attributable to changes in our current assets and liabilities included a decrease in total accounts payable, including to affiliates of $24.4 million and a decrease in accrued expenses and taxes of $9.8 million.
The decrease in total accounts receivable and inventory was primarily due to the decrease in sales volume and production rates. The decrease in total accounts payable relates to decreased inventory levels as well as timing of payments made.
Net Cash Used In Investing Activities
Net cash used in investing activities was $68.6 million for the nine months ended September 30, 2009, including $13.2 million of capital expenditures for the purchase of property, plant and equipment, $36.8 million of purchases of short-term investments available-for-sale securities and $34.1 million related to capital contributions and the purchase of loans related to our joint ventures, partially offset by $15.5 million of net proceeds from sales of short-term investments available-for-sale securities. The capital expenditures were for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.” The short-term investments purchased and sold were corporate bonds that we classified as available-for-sale.
Net Cash Used In Financing Activities
Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2009. This was primarily the dividend payments made by us in the first, second and third quarters of 2009. In the third quarter of 2009, we indefinitely suspended the quarterly dividend.
Capital Expenditures
We continuously evaluate facility requirements based on our strategic plans, production requirements and market demand and may elect to change our level of capital investments in the future. These investments are all based on an analysis of the estimated rates of return and impact on our profitability. We continue to pursue opportunities to reduce our costs through continued vertical integration of component parts. From time to time, we may expand our business, domestically or abroad, by acquiring other businesses or pursuing other strategic growth opportunities including, without limitation, joint ventures. We expect to continue to invest in projects, including possible strategic acquisitions, to reduce manufacturing costs, improve production efficiencies, maintain our equipment and to otherwise complement and expand our business.

Capital expenditures for the nine months ended September 30, 2009 were $13.2 million and our current capital expenditure plans include an additional $15.2 million of projects and investments. These capital expenditures include projects that maintain equipment, expand capacity, improve efficiencies or reduce costs, as well as fund investments in joint ventures. These expenditures and investments do not include the approximately $29.5 million we spent in connection with the August 5, 2009 purchase of 50.0% of the loans under the Axis credit agreement described above. These projects may also include expenditures to further integrate our supply chain. The amount set forth above is an estimate only. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
We anticipate that any future expansion of our business will be financed through existing resources, cash flow from operations, term debt associated directly with that expenditure or other new financing. We believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. As described above, our revolving credit facility expired, in accordance with its terms, in October 2009. We cannot guarantee that we will be able to obtain term debt or other new financing on favorable terms, if at all.
Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our indenture and any other indebtedness we may obtain. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. Certain risks, trends and uncertainties may adversely affect our long-term liquidity.
Dividends
During each quarter since our initial public offering in January 2006 until the third quarter of 2009, our board of directors has declared cash dividends of $0.03 per share of our common stock. The last dividend was declared in May 2009 and paid in July 2009. In the third quarter of 2009, we indefinitely suspended the quarterly dividend.
Contingencies and Contractual Obligations
Refer to the updated status of contingencies in Note 14 to the condensed consolidated financial statements. Except for normal operating changes, our contingencies and contractual obligations did not materially change from the information disclosed in our Annual Report.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report for the fiscal year ended December 31, 2008. There have been no material changes to the critical accounting policies or estimates during the nine months ended September 30, 2009.
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

Based on the balance as of September 30, 2009, we estimate that in the event of a 10% decline in fair value of the Greenbrier common stock, the fair value of our investment would decrease by $0.4 million.
Our investment in corporate bonds is high risk. These bonds return a high yield in exchange for a higher risk. Based on the balance as of September 30, 2009, we estimate that in the event of a 10% decline in fair value of the corporate bonds, the fair value of our investment would decrease by $4.6 million.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We were named the defendant in a lawsuit, OCI Chemical Corporation v. American Railcar Industries, Inc., in which the plaintiff, OCI Chemical Company (OCI), claims we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. The lawsuit was filed on September 19, 2005, in the United States District Court, Eastern District of Missouri. A trial was scheduled for April 20, 2009, at which time this case was settled at a loss that was included in our financial results as of September 30, 2009.
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

The CIT Group/Equipment Financing, Inc. (CIT Equipment Financing), a subsidiary of CIT, is our largest customer and accounted for approximately 39% and approximately 33% of our total consolidated revenues for the three and nine months ended September 30, 2009, respectively, and accounted for approximately 55% of our backlog as of September 30, 2009. CIT has announced that it and its subsidiary, CIT Group Funding Company of Delaware LLC, filed for bankruptcy protection on November 1, 2009 with a prepackaged plan of reorganization. In connection with that announcement, CIT further stated that none of its operating subsidiaries, including CIT Equipment Financing, will be included in the bankruptcy filings and, as a result, we understand that all of its operating entities are expected to continue normal operations during the pendency of the bankruptcy cases. Our business with CIT Equipment Financing is subject to a number of risks, including our ability to convert the backlog into revenue as well as the risks that CIT’s prepackaged plan of reorganization may not be successful, or that CIT Equipment Financing may not continue normal operations or may seek to renegotiate its existing obligations through bankruptcy protection or otherwise.

ITEM 6. EXHIBITS

Exhibit
No.	Description of Exhibit

10.60	Axis Credit Agreement dated as of December 28, 2007, as amended January 28, 2008, February 29, 2008, March 31, 2008 and August 5, 2009. *

10.61	Master Assignment Agreement dated as of August 5, 2009. *

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.
Date: November 6, 2009	By:	/s/ James Cowan
James Cowan, President and Chief Executive Officer

	By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President, Chief Financial Officer
and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.60	Axis Credit Agreement dated as of December 28, 2007, as amended January 28, 2008, February 29, 2008, March 31, 2008 and August 5, 2009. *

10.61	Master Assignment Agreement dated as of August 5, 2009. *

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission.