Form 10-K
period 2009-12-31
American Railcar Industries, Inc.
filed 2010-03-12
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51728

American Railcar Industries, Inc.
(Exact name of Registrant as Specified in its Charter)

North Dakota (State or Other Jurisdiction of Incorporation or Organization)	43-1481791 (I.R.S. Employer Identification Number)
100 Clark Street
St. Charles, Missouri 63301
(Address of principal executive offices, including zip code)
Telephone (636) 940-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day or the registrant’s most recently completed second fiscal quarter was approximately $78 million, based on the closing sales price of $8.26 per share of such stock on The NASDAQ Global Select Market on June 30, 2009.
As of February 26, 2010, as reported on the NASDAQ Global Select Market, there were 21,302,296 shares of common stock, par value $0.01 per share, of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:
(1) Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders — Items 10, 11, 12, 13 and 14.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:
•	the impact of the current economic downturn, adverse market conditions and restricted credit markets, and the impact of the continuation of these conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business and the current economic environment;

•	anticipated trends relating to our shipments, revenues, financial condition or results of operations;

•	our ability to manage overhead and production slowdowns;

•	the highly competitive nature of the railcar manufacturing industry;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	risks associated with potential joint ventures or acquisitions;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the sufficiency of our liquidity and capital resources;

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	the conversion of our railcar backlog into revenues;

•	compliance with covenants contained in our unsecured senior notes;

•	the impact and anticipated benefits of any acquisitions we may complete;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

•	the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn (the chairman of our board of directors and, through Icahn Enterprises L.P. (IELP), our principal beneficial stockholder) and certain of his affiliates.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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
Our primary customers include companies that purchase railcars for lease by third parties, or leasing companies, industrial companies and those that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base, we believe our integrated railcar repair, refurbishment and fleet management services and our railcar components manufacturing business help us further penetrate the general railcar manufacturing market. These products and services provide us with cross-selling opportunities and insights into our customers’ railcar needs that we use to improve our products and services and enhance our reputation.
We operate in two reportable segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing and railcar and industrial component manufacturing. Railcar services consists of railcar repair, refurbishment and fleet management services. Financial information about our business segments for the years ended December 31, 2009, 2008 and 2007 is set forth in Note 21 of our Consolidated Financial Statements.
We were incorporated in Missouri in 1988, reincorporated in Delaware in January 2006 and reincorporated again in North Dakota in June 2009. Unless the context otherwise requires, references to “our company,” “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.
ADDITIONAL INFORMATION
Our principal executive offices are located at 100 Clark Street, Saint Charles, Missouri 63301, our telephone number is (636) 940-6000 and our internet website is located at http://www.americanrailcar.com.
We are a reporting company and file annual, quarterly, special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual, quarterly, special reports, Audit Committee Charter, Code of Business Conduct and Code of Ethics for Senior Financial Officers are available on our web site at http://www.americanrailcar.com or free of charge by contacting our Investor Relations Department at American Railcar Industries, Inc., 100 Clark Street, Saint Charles, Missouri, 63301.
ARI®, Pressureaide®, CenterFlow® and our railcar logo are our U.S. registered trademarks. Each trademark, trade name or service mark of any other company appearing in this report belongs to its respective holder.
OUR HISTORY
Since our formation in 1988, we have grown our business from being a small provider of railcar components and maintenance services to one of North America’s leading integrated providers of railcars, railcar components, railcar maintenance services and fleet management services.
At our Paragould, Arkansas manufacturing complex, we primarily manufacture hopper railcars, but have the ability to manufacture many other types of railcars. At our Marmaduke, Arkansas manufacturing complex, we primarily manufacture tank railcars, but have the ability to produce other railcar types. We are currently performing railcar repair and refurbishment at these manufacturing complexes.
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

We are party to four joint ventures. Our Ohio Castings Company, LLC (Ohio Castings) joint venture is able to manufacture various railcar parts for distribution to third parties and the joint venture partners but was temporarily idled in June 2009 due to the weak railcar market. We own a one-third interest in Ohio Castings through our wholly owned subsidiary, Castings, LLC (Castings). In 2007, we participated in the formation of Axis, LLC (Axis HoldCo), a joint venture that manufactures and sells axles to the joint venture partners for use and distribution both domestically and internationally. Axis began production in the third quarter of 2009. Through our wholly-owned subsidiary, ARI Component Venture, LLC (ARI Component), we had a 41.6% ownership interest at December 31, 2009 in Axis HoldCo, which in turn has a 100.0% interest in Axis Operating Company, LLC (Axis), a limited liability company. In 2008, we participated in the formation of Amtek Railcar Industries Private Limited (ARIPL), a joint venture to manufacture and sell railcars for distribution to third parties in India following the construction of a manufacturing facility. We own a 50.0% interest in ARIPL through our wholly-owned subsidiary, American Railcar Mauritius I, and its wholly-owned subsidiary, American Railcar Mauritius II. In February 2010, through our wholly-owned subsidiary, ARI DMU LLC, we formed US Railcar Company LLC (USRC), a joint venture that we expect will design, manufacture and sell Diesel Multiple Units (DMUs) to public transit authorities and communities upon order. DMUs are self-propelled passenger railcars in both single- and bi-level configurations. We believe that our involvement in these joint ventures allows us to expand into developing markets and further vertically integrate our supply chain.
OUR PRODUCTS AND SERVICES
We design and manufacture special, customized and general purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. We also support the railcar industry through a variety of integrated railcar services, including repair, maintenance, consulting, engineering and fleet management services.
Manufacturing Operations
We primarily manufacture two types of railcars, hopper railcars and tank railcars, but have the ability to produce additional railcar types. We also manufacture various components for railcar and industrial markets.
Hopper railcars
We manufacture both general service and specialty hopper railcars at our Paragould complex. All of our hopper railcars may be equipped with varying combinations of hatches, discharge outlets and protective coatings to provide our customers with a railcar designed to perform in precise operating environments. The flexible nature of our hopper railcar design allows it to be quickly modified to suit changing customer needs. This flexibility can continue to provide value after the initial purchase because our railcars may be converted for reassignment to other services.
Our hopper railcars are specifically designed for shipping a variety of dry bulk products, from light density products, such as plastic pellets, to high density products, such as cement. Depending upon the equipment on the railcars, they can operate in a gravity, positive pressure or vacuum pneumatic unloading environment. Since its introduction, we have improved our CenterFlow® line of hopper railcars to provide protection for a wide range of dry bulk products and to enhance the associated loading, unloading and cleaning processes. Examples of these improvements include new designs of the shape of the railcars, joint designs, outlet mounting frames, loading hatches and discharge outlets, which enhance the cargo loading and unloading processes.
We have several versions of our hopper railcar that target specific customers and specific loads, including:
•	Grain Railcars. These railcars are a large group of hopper railcars within our general service hopper railcar product offering. These grain railcars service the food markets, starch markets and energy markets. For example, these railcars carry shipments of grain to animal feedstock processing plants, grain mills and ethanol facilities.
•	Cement Railcars. Cement loads are heavier than many other loads of comparable volume, and therefore cement railcars are smaller to compensate for the weight. Consequently, we can build more cement hopper railcars per day than we can any other hopper railcar that we manufacture.
•	Plastic Pellet Railcars. These railcars are designed to transport, load and unload plastic pellets under precise specifications to preserve the purity of the load. Slight imperfections in the railcars transporting such goods or in the components that load and unload them can ruin an entire load. If plastic pellets within a load become tainted, the imperfection will likely persist during the conversion of the plastic pellets into end-products. Examples of such cargo would be food grade plastic pellets used in the production of food and medical product containers.
•	Pressureaide® Railcars. Our Pressureaide® railcar is targeted towards the bulk powder markets. Pressureaide® railcars typically handle products such as clays, industrial and food grade starches and flours. They operate with internal pressures up to 14.5 pounds per square inch, which expedites unloading, and are equipped with several safety devices, such as pressure relief valves and a rupture disc.

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
Other railcar types
We have the ability to produce other railcar types including intermodal, gondola and aluminum coal railcars with bottom and rotary discharge.
Component manufacturing
In addition to manufacturing railcars, we also manufacture custom and standard railcar components. Our products include tank railcar components and valves, tank heads, discharge outlets for hopper railcars, manway covers and valve body castings, outlet components and running boards for industrial and railroad customers and hitches for the intermodal market. We use these components in our own railcar manufacturing and sell certain of these products to third parties, including our competitors.
We also manufacture aluminum and special alloy steel castings that we sell primarily to industrial customers. These products include castings for the trucking, construction, mining and oil and gas exploration markets, as well as finished, machined aluminum castings and other custom machined products.
Railcar Services
Our primary railcar services are repair, refurbishment and fleet management services. Our primary customers for these services are leasing companies and shippers. We can service the entire railcar fleets of our customers, including railcars manufactured by other companies. Our railcar services provide us insight into our customers’ railcar needs that we can use to improve our products. These services also may create new customer relationships and enhance relationships with our existing customers.
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
SALES AND MARKETING
We utilize an integrated marketing and sales effort to coordinate relationships in our manufacturing and services operations. We sell and market our products in North America through our sales and marketing staff, including sales representatives who sell directly to customers, catalogs through which our customers have access to our railcar and industrial components, and our website, through which customers can order specialty components. Our marketing activities also include participation in trade shows, participation in industry forums and distribution of sales literature.

In 2009, sales to our top ten customers accounted for approximately 89.0% of our revenues. In 2009, our top three customers CIT Group/Equipment Financing, Inc. (CIT), American Railcar Leasing LLC (ARL) and GATX Corporation accounted for approximately 36.5%, 28.2% and 19.7% of our consolidated revenues, respectively. ARL is an affiliate of Mr. Carl C. Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder.
BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. Our total backlog as of December 31, 2009 and 2008 was $49.5 million and $373.1 million, respectively. We estimate that approximately 100.0% of our December 31, 2009, backlog will be converted to revenues during 2010. Included in the railcar backlog at December 31, 2009 was $33.8 million of railcars to be sold to our affiliate, ARL. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into revenues.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog.

	Years ended December 31,
	2009	2008
Railcar backlog at January 1	4,240	11,930
New railcars delivered	(3,690)	(7,970)
New railcar orders	—	280

Railcar backlog at December 31	550	4,240

Estimated railcar backlog value at end of period (in thousands) (1)	$49,501	$373,062

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in customer contracts.
Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered, however, our backlog is not necessarily indicative of our future results of operations. Our backlog includes commitments under multi-year purchase and sale agreements. Under these agreements, the customers have agreed to buy a minimum number of railcars from us and typically may choose to satisfy their purchase obligations from among a variety of railcars described in the agreements. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all, nor can we guarantee that the actual revenue from these orders will equal our reported backlog estimates or that our future revenue efforts will be successful.
SUPPLIERS AND MATERIALS
Our business depends on the adequate supply of numerous railcar components, such as railcar wheels, brakes, sideframes, axles, bearings, yokes, tank railcar heads, bolsters and other heavy castings, and raw materials, such as steel and normalized steel plate, used in the production of railcars. Due to our vertical integration efforts, including our involvement in joint ventures, we have the current capability to produce axles, tank railcar heads and assemble wheel sets along with numerous other railcar components.
The cost of raw materials and railcar components represents approximately 80.0% to 85.0% of the direct manufacturing costs of most of our railcar product lines. Our railcar manufacturing contracts contain provisions for price adjustments that track fluctuations in the prices of certain raw materials and railcar components, including steel, so that increases in our manufacturing costs caused by increases in the prices of these raw materials and components are passed on to our customers. Conversely, if the price of those materials or components decreases, a discount is applied to reflect the decrease in cost.

Our customers often specify particular railcar components and the suppliers of such components. We continually monitor inventory levels to ensure adequate support of production.
In 2009, no single supplier accounted for more than 14.6% of our total purchases and our top ten suppliers accounted for 57.5% of our total purchases. During 2009, ACF Industries LLC (ACF), a company controlled by Mr. Carl C. Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder IELP, supplied us with various railcar components. See Note 20 to our Consolidated Financial Statements for further information on our agreements with ACF.
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
Castings
Heavy castings we use in our railcar manufacturing primarily include bolsters, sideframes, couplers and yokes. These castings form part of the truck assemblies upon which railcars are mounted. We obtained a significant portion of our castings requirements from our joint venture, Ohio Castings, until production was temporarily idled in June 2009. When production idled, we began purchasing all of our castings requirements from third party vendors.
Wheels and brakes
In the past, there have been supply constraints and shortages of wheels and brakes used in railcars. Currently, there are a limited number of domestic suppliers for each of these components. In the past, we have also imported some wheels. We also obtain limited quantities of refurbished wheels from scrapped railcars.
Axles
Axles have historically been capacity constrained critical components of manufacturing railcars with only two suppliers. Our joint venture, Axis, produces railcar axles and supplies all of our requirements for new axles.
COMPETITION
The railcar manufacturing industry has historically been extremely competitive and has become even more so due to the current economic environment driven by increased pricing pressures from customers. We compete primarily with Trinity Industries, Inc. (Trinity) and National Steel Car Limited in the hopper railcar market and with Trinity, The Greenbrier Companies, Inc. (GBX) and Union Tank Car Company in the tank railcar market. Competitors have and may continue to expand their capabilities into our focused railcar markets.
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

EMPLOYEES
As of December 31, 2009, we had 1,335 full-time employees in various locations throughout the United States and Canada of which 17.2% were covered by domestic collective bargaining agreements at two of our repair facilities and at our Texas steel foundry and components manufacturing facility. One of these collective bargaining agreements covering 3.2% of our full-time employees expires in September 2010. We were also party to a collective bargaining agreement at our idled Milton, Pennsylvania repair facility. However, a consent award of $0.1 million was agreed upon and paid in the first quarter of 2009 resulting in early termination of this collective bargaining agreement.
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
Environmental operating permits are, or may be, required for our operations under these laws and regulations. These operating permits are subject to modification, renewal and revocation. We regularly monitor and review our operations, procedures and policies for compliance with permits, laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We are involved in investigation and remediation activities at a property that we now own to address historic contamination and potential contamination by third parties. We are also involved with a state agency in the cleanup of this site under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of this property prior to its transfer to us in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to us, we would be responsible for the cost of such remediation. In connection with its ongoing obligations, ACF, in consultation with us, is investigating and, as appropriate, remediating the site that it transferred to us.
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
Item 1A: Risk Factors
RISKS RELATED TO OUR BUSINESS
The highly cyclical nature of the railcar industry and restricted credit markets may result in lower revenues during economic downturns.
The North American railcar market has been, and we expect it to continue to be highly cyclical. The recent worldwide financial turmoil and associated economic downturn has adversely affected the overall railcar industry as well as sales of our railcars and other products and has caused us to slow our production rates significantly. For example, over approximately the past two and a half years, we have experienced a decrease in demand and an increase in pricing pressures in our railcar markets, and over the past three years our new railcar orders have declined from approximately 2,510 in 2007, to approximately 280 in 2008 and none in 2009. We estimate that approximately 100.0% of our December 31, 2009, backlog will be converted to revenues during 2010 and, as a result, an inability by us to obtain new orders would have a material adverse effect on our business and financial condition. We anticipate that the current economic downturn is likely to continue to adversely affect sales of our railcars and other products and we expect our shipments and revenues to significantly decrease in 2010 from 2009. We cannot assure you that these conditions will improve soon, if at all. Downturns in part or all of the railcar manufacturing industry may continue to occur in the future, resulting in decreased demand for our products and services.
Most of the end users of our railcars acquire them through leasing arrangements with our leasing company customers. The current economic environment and restricted credit markets have resulted in stricter borrowing conditions and, in some cases, higher interest rates for new borrowings, either of which could increase the cost of or potentially deter new leasing arrangements. These factors could cause our leasing company customers to purchase fewer railcars. In addition, the slow-down of the United States economy has reduced and may continue to reduce requirements for the transport of products carried by the railcars we manufacture. These factors have resulted and may continue to result in decreased demand and increased pricing pressures on the sales of railcars. Sales of other of our industrial products also have been and may continue to be adversely affected by the slowdown in industrial output, as well. All of these factors could have a material adverse effect on our business, financial condition and results of operations.
We depend upon a small number of customers that represent a large percentage of our revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer’s inability to pay us in a timely manner could have a material adverse effect on our business, financial condition and results of operations.
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Our top ten customers based on revenues represented, in the aggregate, approximately 89.0%, 90.7% and 87.9% of our total consolidated revenues in 2009, 2008 and 2007, respectively. Moreover, our top three customers based on revenues represented, in the aggregate, approximately 84.4%, 82.0% and 80.1% of our total consolidated revenues in 2009, 2008 and 2007, respectively. In addition, one of our affiliated customers accounted for 68.3% of our backlog as of December 31, 2009. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and financial results. If one of our significant customers was unable to pay due to financial conditions, it could materially adversely affect our business, financial condition and results of operations.
We operate in a highly competitive industry and we may be unable to compete successfully, which would materially adversely affect our results of operations.
We face intense competition in all of our markets. In our railcar manufacturing business we have three primary competitors. Certain of our competitors have recently expanded their capabilities into our focused railcar markets. Any of these competitors may, from time to time, have greater resources than we do. Some railcar manufacturers produce railcars primarily for use in their own railcar leasing operations, competing directly with leasing companies, some of which are our largest customers. Our current competitors may increase their participation, or new competitors may enter into the railcar markets in which we compete. Strong competition within the industry, which has been exacerbated by the recent economic downturn, has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars. These pressures may intensify if consolidation among our competitors occurs. If we produce any types of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type.

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
The cost of raw materials, including steel, and components, including scrap metal, used in the production of our railcars, represents approximately 80.0% to 85.0% of our manufacturing costs. We have provisions in our current railcar manufacturing contracts that allow us to pass on to our customers, price fluctuations in and surcharges related to certain raw materials, including steel, as well as certain components. We may not be able to pass on price increases to our customers in the future, which could adversely affect our operating margins and cash flows. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars, may have a material adverse effect on our business, financial condition and results of operations. Such price increases could reduce demand for our railcars. As customers may not accept contracts with price adjustment clauses in the future, we may lose railcar orders or enter into contracts with fixed pricing provisions or other less favorable contract terms, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, tank railcar heads, sideframes, bearings, yokes, bolsters and other heavy castings. Some of these components are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components as reliable suppliers could reach capacity production levels. Supply constraints in our industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use. In addition, we do not carry significant inventories of certain components and procure many of our components on an as needed basis. In the event that our suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that we use, or refuse to do business with us for any reason, our business would be disrupted. Our inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially or adversely affect our operating results.

If any of our significant suppliers of railcar components were to shut down operations, our business and financial results could be affected as we may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.
We may pursue joint ventures or acquisitions that involve inherent risks, any of which may cause us not to realize anticipated benefits and we may have difficulty integrating the operations of any companies that we acquire, or joint ventures that we form, which may adversely affect our results of operations.
We may not be able to successfully identify suitable joint venture or acquisition opportunities or complete any particular joint venture, acquisition, business combination or other transaction on acceptable terms. Our identification of suitable joint ventures opportunities and acquisition candidates and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities and may require significant financial resources that could otherwise be used for the ongoing development of our business.
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent we pursue joint venture or acquisition opportunities internationally or in new railcar markets, where we do not have significant experience, such as our joint venture in India and our USRC joint venture. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may experience managerial or other conflicts with our joint venture partners. Any of these items could adversely affect our results of operations.
Our failure to identify suitable joint venture or acquisition opportunities may restrict our ability to grow our business. If we are successful in pursuing future joint ventures or acquisitions, we may be required to expend significant funds, incur additional debt or issue additional securities, which may materially adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures.
If any of our joint ventures generate significant losses, it could adversely affect our financial results. For example, if our Axis joint venture is unable to operate as anticipated, incurs significant losses or otherwise is unable to honor its obligation to us under the Axis loan, our financial results or financial position could be adversely impacted. We have financial guarantees associated with obligations of our Ohio Castings joint venture and if that joint venture fails to honor those obligations for any reason, our obligation to satisfy those guarantees could materially adversely affect our financial position.
Our failure, or the failure of our joint ventures, to complete capital expenditure projects on time and within budget, or the failure of these projects, once constructed, to operate as anticipated could materially adversely affect our business, financial condition and results of operations.
Construction plans we may have from time to time, and the current and any future construction plans of our joint ventures are subject to a number of risks and contingencies over which we may have little control and that may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once constructed. If these capital expenditure projects do not achieve the results anticipated, we may not be able to satisfy our operational goals on a timely basis, if at all. If we or our joint ventures are unable to complete the construction of any of such capital expenditure projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated our business, financial condition and results of operations could be materially and adversely affected. For example, if our ARIPL or USRC joint ventures are unable to start up operations effectively and in a timely manner or incur significant losses at the onset of operations, our financial results or financial position could be adversely impacted.
If we lose any of our executive officers or key employees, our operations and ability to manage the day-to-day aspects of our business may be materially adversely affected.
Our future performance will substantially depend on our ability to retain and motivate our executive officers and key employees, both individually and as a group. If we lose any of our executive officers or key employees, which have many years of experience with our company and within the railcar industry and other manufacturing industries, or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business may be materially adversely affected. As a result of less demand and increased competition for some of our railcar products, we have implemented production slowdowns and are managing our overhead costs in order to improve our manufacturing efficiencies. We may lose the services of key employees due to production slowdowns or otherwise, we may not be able to rehire such personnel, and suitable new key employees may not be available, if and when our production needs later increase. The loss of the services of one or more of our executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance.

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
Our strategy depends in part on our continued development and sale of new railcar designs to expand or maintain our market share in our current railcar markets and new railcar markets. Any new or modified railcar design that we develop may not gain widespread acceptance in the marketplace and any such product may not be able to compete successfully with existing railcar designs or new railcar designs that may be introduced by our competitors. Furthermore, we may experience significant initial costs of production of new railcar product lines related to training, labor and operating inefficiencies. To the extent that the total costs of production significantly exceed our anticipated costs of production, we may incur a loss on our sale of new railcar product lines.
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
Railcar sales comprised approximately 74.6%, 86.0% and 83.5% of our total consolidated revenue in 2009, 2008 and 2007, respectively. Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year, as discussed above. The customer acceptance and title transfer of our railcars determines when we record the revenues associated with our railcar sales. Given this, the timing of customer acceptance and title transfer of our railcars could cause fluctuations in our quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our shipment and production schedules, which could have a materially adverse affect on our financial results.
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
Complying with the covenants under our unsecured senior notes may limit our management’s discretion by restricting our ability to:
•	incur additional debt;
•	redeem our capital stock;
•	enter into certain transactions with affiliates;
•	pay dividends and make other distributions;
•	make investments and other restricted payments; and
•	create liens.
Certain of these covenants, including those that restrict our ability to incur additional indebtedness and issue disqualified or preferred stock, become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. Any additional financing we may obtain could contain similar or more restrictive covenants. Our recent operating results increase the likelihood that we will not be able to meet the fixed charge ratio test under our unsecured senior notes and thus become subject to the more restrictive covenants. Our ability to meet the fixed charge coverage ratio test and to comply with any covenants may also be adversely affected by general economic conditions, political decisions, industry conditions and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants as they apply to us or when and if they become applicable to us. Our failure to comply with these covenants should they become applicable to us, could result in an event of default, which could materially and adversely affect our operating results, our financial condition and liquidity.
If there were an event of default related to our outstanding unsecured senior notes, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay amounts due under any of our financing arrangements if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments under any such arrangements.
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
Companies affiliated with Mr. Carl C. Icahn are important customers.
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
An affiliate of Mr. Carl C. Icahn accounted for approximately 28.2%, 24.5% and 22.4% of our consolidated revenues in 2009, 2008 and 2007, respectively. This revenue is primarily attributable to our sale of railcars to ARL, a railcar leasing company owned by affiliates of Mr. Carl C. Icahn, which currently purchases all of its railcars from us, but is not required to do so in the future.
If a sublease provided to us by ARL, an entity controlled by Mr. Carl C. Icahn, is terminated, we may need to find new headquarters space, which may require us to incur additional costs.
We currently sublease our headquarters office space in St. Charles, Missouri, from ARL. The arrangement may be terminated by either party upon six months notice or by mutual agreement and, if it were terminated, we would be required to relocate our office headquarters. As this agreement was negotiated with ARL, an entity affiliated with us, the rates charged to us under this agreement may be lower than rates that may be charged by an unaffiliated third party for an office sublease. If this agreement is terminated, we may incur additional expenses, which could adversely affect our results of operations.
As a public company, we may have reduced access to resources of, and benefits provided by, entities affiliated with Mr. Carl C. Icahn.
We believe that our relationship with entities affiliated with Mr. Carl C. Icahn has, in many cases, provided us with a competitive advantage in identifying and attracting partners for critical supply and buying arrangements. If we were unable to participate in these supply and buying group arrangements, our manufacturing costs could increase and our results of operations and financial condition may be materially adversely affected.
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
As of December 31, 2009, the employees at our sites covered by collective bargaining agreements collectively represent approximately 17.2% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our railcar services workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or employees at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
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
We are responsible for making funding contributions to two of our three pension plans and are liable for any unfunded liabilities that may exist should the plans be terminated. Under certain circumstances, such liability could be senior to our unsecured senior notes. Our liability and resulting costs for these plans may increase or decrease based upon a number of factors, including actuarial assumptions used, the discount rate used in calculating the present value of future liabilities, and investment performance, which could have a material adverse effect on our financial condition and results of operations. There is no assurance that interest rates will remain constant or that our pension fund assets can earn the expected rate of return, and our actual experience may be significantly more negative. Our pension expenses and funding may also be greater than we currently anticipate if our assumptions regarding plan earnings and expenses turn out to be incorrect.
We also provide certain postretirement benefits for certain of our salaried and hourly employees and retirees. Our postretirement benefit obligations and related expense with respect to these postretirement benefits also increase or decrease based on several factors could similarly be materially adversely affected by adverse changes in these factors.
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
Our substantial indebtedness, consisting of our $275.0 million of unsecured senior notes, could have important consequences to our investors. For example, it could:
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
Despite our substantial indebtedness, we may still be able to incur substantially more debt, as may our subsidiaries, which could further increase the risks associated with our substantial indebtedness.
Despite our restrictions under our indenture governing our unsecured senior notes, we may be able to incur future indebtedness, including secured indebtedness and this debt could be substantial. Any additional secured borrowings by us and any borrowings by our subsidiaries would be senior to the notes. If new debt is added to our, or our subsidiaries’, current debt levels, the related risks that we or they now face could be magnified.
We may not be able to generate sufficient cash flow to service all of our obligations, including our obligations under our unsecured senior notes.
Our ability to make payments on and to refinance our indebtedness, including the indebtedness incurred under our unsecured senior notes, and to fund planned capital expenditures, strategic transactions, joint venture capital requirements or expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Our business may not be able to generate sufficient cash flow from operations and there can be no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and cannot assure you that we will be able to refinance any of our indebtedness, including our unsecured senior notes, on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be affected on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing and to do so on commercially reasonable terms will depend on our financial condition at the time, restrictions in agreements governing our indebtedness, the indenture governing the notes, and other factors, including the condition of the financial markets and the railcar industry.
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
We cannot guarantee you that our products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert our management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:
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
We perform an annual goodwill impairment test as of March 1 of each year. As discussed in Note 10, to our Consolidated Financial Statements, no impairment loss was noted in 2009. Assumptions used in our impairment test regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
The price of our common stock is subject to volatility.
The market price for our common stock has varied between a high closing sales price of $25.51 per share and a low closing sales price of $6.10 in the past twenty four months. This volatility may affect the price at which you could sell our common stock. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
Our stock price may decline due to sales of shares beneficially owned by Mr. Carl C. Icahn through IELP.
Sales of substantial amounts of our common stock, or the perception that these sales may occur, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. Of our outstanding shares of common stock, approximately 54.3% are beneficially owned by Mr. Carl C. Icahn through IELP. Mr. Carl C. Icahn is also the chairman of our board of directors.
Certain stockholders are contractually entitled, subject to certain exceptions, to exercise their demand registration rights to register their shares under the Securities Act. If this right is exercised, holders of any of our common stock subject to these agreements will be entitled to participate in such registration. By exercising their registration rights, and selling a large number of shares, these holders could cause the price of our common stock to decline. Approximately 11.6 million shares of common stock are covered by such registration rights.
Mr. Carl C. Icahn exerts significant influence over us and his interests may conflict with the interest of our other stockholders.
Mr. Carl C. Icahn, the chairman of our board of directors, controls approximately 54.3% of the voting power of our capital stock, through IELP, and is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding common stock, which may adversely affect the market price of our stock.

Mr. Carl C. Icahn owns, controls and has an interest in a wide array of companies, some of which, such as ARL and ACF as described below, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL, a railcar leasing company owned by Mr. Carl C. Icahn, competes directly with our other customers that are in the railcar leasing business and ACF has supplied us and our competitors with critical components. ACF has also manufactured railcars for us. Mr. Carl C. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be complementary to our business. Our articles of incorporation allow Mr. Carl C. Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl C. Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise between us, Mr. Carl C. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or you.
We are a “controlled company” within the meaning of the NASDAQ Global Select Market rules and therefore we are not subject to all of the NASDAQ Global Select Market corporate governance requirements.
As we are a “controlled company” within the meaning of the corporate governance standards of the NASDAQ Global Select Market, we have elected, as permitted by those rules, not to comply with certain governance requirements. For example, our board of directors does not have a majority of independent directors, our officers’ compensation is not determined by our independent directors, and director nominees are not selected or recommended by a majority of independent directors. As a result, we do not have a majority of independent directors and we do not have a nominating committee nor do we have a compensation committee consisting of independent members.
Payments of cash dividends on our common stock may be made only at the discretion of our board of directors and may be restricted by North Dakota law. Our unsecured senior notes contain provisions that limit our ability to pay dividends.
Our board of directors has suspended dividend payments indefinitely and may, at its discretion, continue to refuse to declare future dividends depending upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangements and other factors our board of directors considers relevant. In addition, our unsecured senior notes restrict our ability to declare and pay dividends on our capital stock. Furthermore, North Dakota law imposes restrictions on our ability to pay dividends. Accordingly, we may not be able to pay dividends in any given amount in the future, or at all.
We are governed by the North Dakota Publicly Traded Corporations Act. Interpretation and application of this act is scarce and such lack of predictability could be detrimental to our stockholders.
The North Dakota Publicly Traded Corporations Act, which we are governed by, was only recently enacted and, to our knowledge no other companies are yet subject to its provisions and interpretations of its likely application are scarce. Although the North Dakota Publicly Traded Corporations Act specifically provides that its provisions must be liberally construed to protect and enhance the rights of stockholders in publicly traded corporations, this lack of predictability could be detrimental to our stockholders.
Item 1B: Unresolved Staff Comments
None
Item 2: Properties
Our headquarters is located in St. Charles, Missouri. We sublease this facility from ARL and ARL leases this facility from a company controlled by James J. Unger, Vice Chairman of our board of directors. We sublease this facility pursuant to a rental services agreement as described in Note 20 to our Consolidated Financial Statements. Either party may terminate this agreement on six months notice or by mutual agreement. See “Risk factors—Risks related to our business— If a sublease provided to us by ARL, an entity controlled by Mr. Carl C. Icahn, is terminated, we may need to find new headquarters space, which may require us to incur additional costs.”

The following table presents information about our railcar manufacturing and components manufacturing facilities as of December 31, 2009:

Lease
		Leased or	Expiration
Location	Use	Owned	Date
Paragould, Arkansas	Railcar manufacturing	Owned	N/A

Marmaduke, Arkansas	Railcar manufacturing	Owned	N/A

Jackson, Missouri	Railcar components manufacturing	Owned	N/A

Kennett, Missouri	Railcar subassembly and small components manufacturing	Owned	N/A

Longview, Texas	Steel foundry	Owned	N/A

St. Charles, Missouri	Aluminum foundry and machining	Leased	12/31/2010
The following table presents information about our railcar services facilities as of December 31, 2009 where we provide railcar repair, cleaning, maintenance and other services:

Lease
	Leased or	Expiration
Location	Owned	Date
Longview, Texas	Owned	N/A

Goodrich, Texas	Owned	N/A

North Kansas City, Missouri	Owned	N/A

Tennille, Georgia	Owned	N/A

Milton, Pennsylvania	Owned	N/A(1)

Bude, Mississippi	Leased	4/30/2010(2)

Sarnia, Ontario	Leased	10/31/2026(3)

Gonzales, Louisiana	Leased	3/31/2010(4)

La Porte, Texas	Leased	5/31/2010(5)

Green River, Wyoming	Leased	12/1/2017(6)

(1)	The facility in Milton, Pennsylvania has been idle since 2003.

(2)	The majority of the facility in Bude, Mississippi is subject to a lease from the city that expires on April 30, 2010. This lease automatically renews on May 1, 2010, for one year, and contains a termination clause requiring six months advance notice. We currently intend to remain in this facility. The remaining portion of the facility in Bude, Mississippi, is subject to a county lease that expires on February 28, 2014.

(3)	The land this facility is located on is subject to a lease that expires on October 31, 2026 and automatically renews for twenty years.

(4)	The land this facility is located on is subject to a lease that expires on March 31, 2010. We currently intend to renew this lease for three years provided we can reach mutually agreeable terms.

(5)	This property is subject to a lease that expires on May 31, 2010. In conjunction with the lease, we entered into a separate sales contract to purchase the property at the time the lease expires.

(6)	The land this facility is located on is subject to a lease from the State that expires on December 1, 2017.

Item 3: Legal Proceedings
We were named the defendant in a lawsuit, OCI Chemical Corporation v. American Railcar Industries, Inc., in which the plaintiff, OCI Chemical Company (OCI), claimed we were responsible for the damage caused by allegedly defective railcars that were manufactured by us. The lawsuit was filed on September 19, 2005, in the United States District Court, Eastern District of Missouri. A trial was scheduled for April 20, 2009, at which time this case was settled at a loss that was included in our financial results as of December 31, 2009.
We have also been named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. Mediation on January 6, 2009 was not successful and the trial has been scheduled for May 14, 2010. We believe that we are not responsible and have meritorious defenses against such liability. While we believe it is reasonably possible that this case could result in a loss to us, we do not believe there is sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.
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
Item 4: Reserved
PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been traded on the NASDAQ Global Select Market (formerly known as the NASDAQ National Market) under the symbol ARII since January 20, 2006. There were approximately 13 holders of record of common stock as of February 26, 2010 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker.
The following table shows the price range of our common stock by quarter for the years ended December 31, 2009, 2008 and 2007:

	Prices
Year Ended December 31, 2009	High	Low
Quarter ended March 31, 2009	$11.44	$6.59
Quarter ended June 30, 2009	9.44	6.83
Quarter ended September 30, 2009	12.72	7.30
Quarter ended December 31, 2009	12.12	9.76

Year Ended December 31, 2008	High	Low
Quarter ended March 31, 2008	$25.51	$15.81
Quarter ended June 30, 2008	22.28	16.78
Quarter ended September 30, 2008	23.00	15.04
Quarter ended December 31, 2008	15.63	6.10

Year Ended December 31, 2007	High	Low
Quarter ended March 31, 2007	$34.36	$26.80
Quarter ended June 30, 2007	43.46	29.03
Quarter ended September 30, 2007	42.31	20.30
Quarter ended December 31, 2007	24.08	12.95

Dividend Policy and Restrictions
We declared cash dividends of $0.03 per share in every quarter of 2007 and 2008 and the first two quarters of 2009 before we suspended the dividend indefinitely. Any future declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangements and other factors our board of directors considers relevant. Additionally, the indenture relating to our unsecured senior notes contain certain covenants that may restrict our payments of dividends if certain conditions are present.
Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph illustrates the cumulative total stockholder return on our Common Stock during the period from January 20, 2006, the date our Common Stock began trading on the NASDAQ Global Select Market, through December 31, 2009, and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 20, 2006, in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

Item 6: Selected Consolidated Financial Data.
The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data as of and for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statements of operations and cash flow data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our historical consolidated financial statements not included in this filing. See “Index to Consolidated Financial Statements.”

	Years ended December 31,
	2009	2008	2007	2006(8)	2005
	($ in thousands, except per share data)
Consolidated statement of operations data:
Revenues
Manufacturing operations (1)	$365,329	$757,505	$648,124	$597,913	$564,513
Railcar services (2)	58,102	51,301	50,003	48,139	43,647

Total revenues	423,431	808,806	698,127	646,052	608,160
Cost of revenue
Manufacturing operations	(329,025)	(682,744)	(568,023)	(537,344)	(518,063)
Railcar services (3)	(47,015)	(41,653)	(41,040)	(38,020)	(38,041)

Total cost of revenue	(376,040)	(724,397)	(609,063)	(575,364)	(556,104)

Gross profit	47,391	84,409	89,064	70,688	52,056

Income related to insurance recoveries, net	—	—	—	9,946	—
Gain on asset conversion, net	—	—	—	4,323	—
Selling, administrative and other (4)	(25,141)	(26,535)	(27,379)	(28,399)	(25,354)

Operating earnings	22,250	57,874	61,685	56,558	26,702
Interest income (5)	6,613	7,835	13,829	1,504	1,658
Interest expense (6)	(20,909)	(20,299)	(17,027)	(1,372)	(4,846)
Other income	20,869	3,657	—	—	—
Income (loss) from joint venture	(6,797)	718	881	(734)	610

Earnings before income tax expense	22,026	49,785	59,368	55,956	24,124
Income tax expense	(6,568)	(18,403)	(22,104)	(20,752)	(9,356)

Net earnings	$15,458	$31,382	$37,264	$35,204	$14,768
Less preferred dividends	—	—	—	(568)	(13,251)

Net earnings available to common shareholders	$15,458	$31,382	$37,264	$34,636	$1,517

Weighted average shares outstanding-basic (7)	21,302	21,302	21,274	20,667	11,147

Net earnings per common share-basic (7)	$0.73	$1.47	$1.75	$1.68	$0.14

Weighted average shares outstanding-diluted (7)	21,302	21,302	21,357	20,733	11,147

Net earnings per common share-diluted (7)	$0.73	$1.47	$1.74	$1.67	$0.14

Dividends declared per common share	$0.06	$0.12	$0.12	$0.12	—

Consolidated balance sheet data (at year end):
Cash and cash equivalents	$347,290	$291,788	$303,882	$40,922	$28,692
Net working capital	374,965	376,106	380,111	126,086	25,768
Net property, plant and equipment	199,349	206,936	175,166	130,293	92,985
Total assets	664,364	679,654	654,384	338,926	268,580
Total liabilities	328,724	364,929	363,396	88,746	161,820
Total shareholders’ equity	335,640	314,725	290,988	250,180	106,760

Consolidated cash flow data:
Net cash provided by operating activities	$84,143	$44,603	$60,219	$29,967	$41,571
Net cash used in investing activities	(26,842)	(54,110)	(67,434)	(51,704)	(22,580)
Net cash (used in) provided by financing activities	(1,917)	(2,564)	270,164	33,967	2,758
Effect of exchange rate changes on cash and cash equivalents	118	(23)	11	—	—

You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

(1)	Includes revenues from transactions with affiliates of $105.2 million, $182.8 million, $140.2 million, $50.0 million and $47.2 million in 2009, 2008, 2007, 2006 and 2005, respectively.

(2)	Includes revenues from transactions with affiliates of $14.4 million, $15.3 million, $16.0 million, $18.9 million and $20.6 million in 2009, 2008, 2007, 2006 and 2005, respectively.

(3)	2005 includes $2.0 million charge for pension settlement.

(4)	Includes costs from transactions with affiliates of $0.6 million, $0.6 million, $0.6 million, $2.0 million and $2.0 million in 2009, 2008, 2007, 2006 and 2005, respectively. 2005 includes $8.9 million charge for pension settlement.

(5)	Includes interest income from affiliates of $1.0 million in 2009 and less than $0.1 million in 2008, 2007 and 2006 and $1.0 million in 2005.

(6)	Includes interest expense to affiliates of zero, zero, zero, $0.1 million and $2.1 million in 2009, 2008, 2007, 2006 and 2005, respectively.

(7)	Share and per share data has been restated to give effect to the merger of American Railcar Industries, Inc. and its wholly-owned subsidiary, American Railcar Industries, Inc. the surviving entity.

(8)	Includes the acquisition of Custom Steel, effective as of March 31, 2006.
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
The economic downturn is continuing to have an adverse effect on the railcar and other industrial manufacturing markets in which we compete, resulting in substantially reduced orders in the marketplace, increased competition for those fewer orders, increased pricing pressures and lower revenues. Consistent with this market-wide trend, sales of our railcars and other products were adversely affected and we received no new railcar orders during 2009, which caused us to further slow our production rates. The economic downturn and the significant number of railcars we believe to be currently in storage are driving the low forecast for the industry of approximately 12,600 railcar deliveries in 2010 down from approximately 22,900 railcar deliveries in 2009 and 60,000 railcar deliveries in 2008, as reported by an independent third party industry analyst. The availability of these stored railcars to be brought back into service would, we believe, delay a recovery in railcar orders following an economic revival. Moreover, we believe restricted credit markets may be making it more costly for purchasers of railcars to obtain financing on reasonable terms, if at all. As a result of these current market conditions, our backlog has been declining significantly and we estimate that approximately 100.0% of our December 31, 2009, backlog will be converted to revenues during 2010. We expect our shipments and revenues to significantly decrease in 2010 from 2009. In response, we have reduced production rates and workforce at our manufacturing facilities and continue to evaluate our capacity and production schedules. If we are unable to obtain significant new orders, we will be required to further curtail our manufacturing operations. We continue to monitor expenses in an effort to reduce overhead costs at all of our locations.
Our Railcar Services segment has experienced growth primarily through expansion projects, which have generated higher volumes. These higher volumes along with our seasoned workforce have generated additional efficiencies in completing repair projects. In addition, one of our railcar manufacturing facilities utilized a portion of its capacity and highly skilled labor force to perform certain repair projects in 2009. We plan to continue to utilize available capacity at these facilities for certain repair projects in 2010.

RESULTS OF OPERATIONS
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	Years ended December 31,
	2009	2008	2007
Revenues
Manufacturing operations	86.3%	93.7%	92.8%
Railcar services	13.7%	6.3%	7.2%

Total revenues	100.0%	100.0%	100.0%
Cost of revenue
Manufacturing operations	(77.7%)	(84.4%)	(81.4%)
Railcar services	(11.1%)	(5.2%)	(5.9%)

Total cost of revenue	(88.8%)	(89.6%)	(87.3%)

Gross profit	11.2%	10.4%	12.7%
Selling, administrative and other expenses	(5.9%)	(3.3%)	(3.9%)

Earnings from operations	5.3%	7.1%	8.8%
Interest income	1.6%	1.0%	2.0%
Interest expense	(4.9%)	(2.5%)	(2.4%)
Other income	4.9%	0.5%	0.0%
(Loss) earnings from joint venture	(1.6%)	0.1%	0.1%

Earnings before income tax expense	5.3%	6.2%	8.5%
Income tax expense	(1.6%)	(2.3%)	(3.2%)

Net earnings	3.7%	3.9%	5.3%

Year ended December 31, 2009 compared to year ended December 31, 2008
Revenues
Our revenues in 2009 decreased 47.6% to $423.4 million from $808.8 million in 2008. This decrease was attributable to a decrease in revenues from manufacturing operations partially offset by an increase in revenues from railcar services.
Our manufacturing operations revenues decreased 51.8% to $365.3 million in 2009 from $757.5 million in 2008. The primary reasons for the decrease in revenues were decreased railcar shipments due to weak demand and a decrease in surcharges reflected in selling prices, partially offset by a change in product mix. During 2009, we decreased our workforce and production rates at our manufacturing plants due to reduced demand resulting in lower shipments. Our shipments in 2009 were approximately 3,690 railcars as compared to approximately 7,970 railcars in 2008. Approximately 220 of the shipments in 2009 were related to our railcar manufacturing agreement with ACF, which generated $19.0 million in revenues, as compared to approximately 960 railcar shipments in 2008, which generated $100.3 million in revenues. Our agreement with ACF terminated in March 2009, as described in Note 20 to our Consolidated Financial Statements.
In 2009, our manufacturing operations revenues included $105.2 million, or 24.8% of our total consolidated revenues, from transactions with affiliates, compared to $182.8 million, or 22.6% of our total consolidated revenues, in 2008. These revenues were attributable to sales to a company controlled by Mr. Carl C. Icahn.
Our railcar services revenues increased 13.3% to $58.1 million in 2009 from $51.3 million in 2008. This increase was primarily attributable to expansions at our railcar repair facilities and the railcar repair work performed at one of our railcar manufacturing facilities. In 2009, our railcar services revenues included $14.4 million, or 3.4% of our total consolidated revenues, from transactions with affiliates, as compared to $15.3 million, or 1.9% of our total consolidated revenues, in 2008.

Gross profit
Our gross profit decreased to $47.4 million in 2009 from $84.4 million in 2008. Our gross profit margin increased to 11.2% in 2009 from 10.4% in 2008. The increase in overall gross profit margin was primarily driven by an increase in railcar services and effective cost management, all partially offset by a decrease in railcar shipments.
Our gross profit margin for our manufacturing operations remained constant at 9.9% for both 2009 and 2008. This was primarily attributable to fixed overhead cost control measures and strong labor efficiencies at most of our manufacturing locations offset by lower volumes.
Our gross profit margin for railcar services increased to 19.1% in 2009 from 18.8% in 2008. This increase was primarily attributable to labor efficiencies, increased volume and a favorable mix of work.
Selling, administrative and other expenses
Our selling, administrative and other expenses decreased in 2009 to $25.1 million from $26.5 million in 2008. These selling, administrative and other expenses, which include stock based compensation, were 5.9% of total consolidated revenues in 2009 as compared to 3.3% of total consolidated revenues in 2008.
The decrease of $1.4 million was primarily attributable to decreased workforce and other cost cutting measures partially offset by a legal settlement and an increase in stock-based compensation expense of $0.9 million.
The increase in stock-based compensation expense was due to increased expense for our stock appreciation rights (SARs), which was driven by a trend of increasing stock price levels in 2009 as compared to a trend of decreasing stock price levels in 2008.
Interest expense and interest income
Net interest expense for 2009 was $14.3 million, representing $6.6 million of interest income and $20.9 million of interest expense, as compared to $12.5 million of net interest expense for 2008, representing $7.8 million of interest income and $20.3 million of interest expense.
The $1.2 million decrease in interest income from 2008 to 2009 was primarily attributable to lower interest rates. The $0.6 million increase in interest expense from 2008 to 2009 was due to a decrease in capitalized interest.
Other income
During 2009, we sold corporate bonds we had invested in resulting in a realized gain of $23.9 million partially offset by a $2.9 million other-than-temporary impairment of our investment in GBX common stock and a realized loss of less than $0.1 million on the sale of 7,000 shares of GBX common stock. See further discussion of our short-term investment activity in Note 3 to our Consolidated Financial Statements.
(Loss) earnings from joint ventures
Loss from joint ventures was $6.8 million in 2009 as compared to earnings from joint ventures of $0.7 million in 2008. In 2009, due to weak demand, Axis reported a net loss, of which our share was $5.0 million and Ohio Castings reported a net loss, of which our share was $1.8 million. In 2008, Axis reported a net loss, of which our share was $1.1 million and Ohio Castings reported net income, of which our share was $1.8 million.
Income tax expense
In 2009, we reported income tax expense of $6.6 million as compared to $18.4 million for 2008. The effective tax rate for 2009 was 29.8% as compared to 37.0% for 2008. The decrease in the effective tax rate in 2009 was primarily attributable to a one-time $1.0 million adjustment to accrued taxes due to certain tax benefits becoming recognizable during 2009.
Year ended December 31, 2008 compared to year ended December 31, 2007
Revenues
Our revenues in 2008 increased 15.9% to $808.8 million from $698.1 million in 2007. This increase was attributable to an increase in revenues from both manufacturing operations and railcar services.

Our manufacturing operations revenues increased 16.9% to $757.5 million in 2008 from $648.1 million in 2007. This increase was partially attributable to the delivery of approximately 910 more railcars in 2008 compared to 2007. The increase in shipments reflects the completion of our Marmaduke expansion efforts and additional railcars shipped under our ACF manufacturing agreement, partially offset by the decline in hopper railcar shipments in 2008, due to less demand and increased competition for hopper railcar products. Manufacturing operations revenues also increased due to higher selling prices on most railcars caused by increases in surcharges that we were able to pass on to most of our customers. During 2008, we shipped approximately 7,970 railcars compared to approximately 7,060 railcars in 2007. For the year ended December 31, 2008, we recognized revenue of $100.3 million related to railcars that were manufactured under the ACF manufacturing agreement. This agreement terminated on March 23, 2009 when we had satisfied our commitments under the agreement.
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
We have had a reduction in the scope of fleet management services that we are providing to ARL. Since ARL split from us in 2005, ARL has and continues to reduce these services. This reduction has not affected the repair and maintenance services that we provide to ARL. We do not anticipate this reduction to have a material impact on its railcar services revenue.
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
The decrease of $0.9 million was primarily attributable to a decrease in stock based compensation expense of $1.9 million resulting from decreased SARs expense driven by our lower stock price levels in 2008, which negatively affected the fair value of the SARs. In addition, income was recognized in 2008 from the reversal of expense for forfeited stock options.
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

The $3.3 million increase in interest expense from 2007 to 2008 was due to interest expense on our unsecured senior notes, which had an additional two months of interest costs in 2008 compared to 2007.
Other income
During 2008, we purchased shares of GBX common stock and subsequently sold a portion of that investment resulting in a realized gain of $2.6 million. We also entered into total return swap agreements referencing 400,000 shares of GBX common stock. During 2008, all of these total return swap agreements were settled for a realized gain of $0.6 million.
We also experienced gains on an option to purchase Canadian Dollars resulting in $0.1 million of unrealized gain and $0.1 million realized gain in 2008.
(Loss) earnings from joint ventures
Earnings from joint ventures decreased from $0.9 million in 2007 to $0.7 million in 2008 due to fluctuations in Ohio Castings and Axis net earnings/loss. Axis reported a net loss in 2008, of which our share was $1.1 million and Ohio Castings reported net income, of which our share was $1.8 million. In 2007, Axis reported a net loss of less than $0.1 million and Ohio Castings reported net income, of which our share was $0.7 million.
Income tax expense
Income tax expense for 2008 was $18.4 million, or 37.0% of our earnings before income taxes, as compared to $22.1 million for 2007, or 37.2% of our earnings before income taxes.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2009, we had net working capital of $375.0 million, including $347.3 million of cash and cash equivalents. Our cash position at December 31, 2009 consists of cash proceeds from our unsecured senior notes issued in February 2007, net cash proceeds from our short-term investment activity and cash generated from operations.
Outstanding and Available Debt
Unsecured senior notes
In February 2007, we issued $275.0 million of unsecured senior fixed rate notes, which were subsequently exchanged for registered notes in March 2007. The offering resulted in net proceeds to us of approximately $270.7 million. The terms of the notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. These limitations become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. As of December 31, 2009, and for the year then ended, we were in compliance with all of our covenants under the notes.
Prior to March 1, 2011, we may redeem our unsecured senior notes in whole or in part at a redemption price equal to 100.0% of the principal amount, plus an applicable premium based upon a present value calculation using an applicable treasury rate plus 0.5%, plus accrued and unpaid interest. Commencing on March 1, 2011, the redemption price is set at 103.75% of the principal amount of our unsecured senior notes plus accrued and unpaid interest, and declines annually until it is reduced to 100.0% of the principal amount of our unsecured senior notes plus accrued and unpaid interest from and after March 1, 2013. Our unsecured senior notes are due in full plus accrued unpaid interest on March 1, 2014.
Revolving line of credit
Our $100.0 million revolving credit facility with no borrowings expired in accordance with its terms on October 5, 2009. Given our cash balance and after evaluating proposals for a new revolving credit facility, we elected not to replace the credit facility when it expired.

Cash Flows from Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the year ended December 31, 2009 was $84.1 million. Net earnings of $15.5 million were impacted by the non-cash items including but not limited to depreciation and amortization expense of $24.1 million, an impairment charge on short-term investments of $2.9 million, joint venture losses of $6.8 million, provision for deferred income taxes of $1.5 million, stock based compensation of $1.2 million and other smaller adjustments. We also adjusted earnings for the $23.8 million of realized gains on the sale of short-term investments.
Cash provided by operating activities included a decrease of $37.4 million of accounts receivable (including those from affiliates) and a decrease of $57.3 million of inventory. Cash used in operating activities included a decrease of $30.0 million in accounts payable (including those to affiliates), a decrease of $5.5 million of accrued expenses and taxes, an increase of $1.0 million in interest receivable and an increase of $1.8 million in income taxes receivable.
The decrease in accounts receivable and inventory was primarily due to decreased sales and production levels in 2009 as compared to 2008. Inventory in 2009 also decreased due to improved management of and attention to inventory levels. The decrease in accounts payable is primarily due to production slowdowns and the timing of payments in 2009 compared to 2008. The decrease in accrued expenses and taxes was primarily due to a decrease in accrued dividends and compensation along with income taxes receivable of $1.8 million at December 31, 2009 compared to December 31, 2008. The increase in interest receivable is primarily attributable to loans to Axis that were originated in 2009 compared to no loans to Axis outstanding in 2008.
Cash Flow from Investing Activities
Net cash used in investing activities was $26.8 million for the year ended December 31, 2009. This amount includes $15.0 million of purchases of property, plant and equipment, equity contributions and loans of $35.8 million to our Ohio Castings and Axis joint ventures, a $36.8 million cash outflow for the purchase of corporate bonds and a $60.8 million cash inflow from our short-term investment activity, including the sale of corporate bonds. The $15.0 million capital expenditures were primarily for the purchase of equipment at multiple locations to increase capacity and operating efficiencies. Some of these purchases are described in further detail below under “Capital Expenditures.”
From time to time, we may invest in marketable securities, or derivatives thereof, including higher risk equity securities and high yield debt instruments. These securities are subject to general credit, liquidity, market risks and interest rate fluctuations that have affected various sectors of the financial markets and caused overall tightening of the credit markets and the decline in the stock markets. The market risks associated with any investments might have a negative adverse effect on our results of operations, liquidity and financial condition.
Our investments at any given time also may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, our investment portfolio will be more susceptible to fluctuations in value resulting from adverse economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, our investment portfolio could become concentrated and its aggregate return may be volatile and may be affected substantially by the performance of only one or a few holdings. As of December 31, 2009, we had short-term investments with a total market value of $3.8 million.
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
Capital expenditures for the year ended December 31, 2009 were $15.0 million, including costs that were capitalized related to refurbishment and replacement of existing assets and facilities, improvements for cost reduction purposes and expansion activities at our railcar repair facilities that were completed during 2009.

Future Liquidity
We believe that our existing cash balance of $347.3 million will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We expect our future cash flows from operations to be impacted by pricing pressures, the number of railcar orders and shipments and production rates along with the state of the credit markets and the overall economy.
Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our indenture and any other indebtedness we may enter into. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under “Risk Factors,” and trends and uncertainties discussed in this discussion and analysis, as well as elsewhere in this annual report. These risks, trends and uncertainties may also materially adversely affect our long-term liquidity.
For 2010, our current capital expenditure plans include approximately $28.6 million of projects that we expect will maintain equipment, expand capacity, improve efficiencies or reduce costs, as well as fund investments in joint ventures. This amount does not include our loan commitments to Axis, which are discussed below under “Contractual Obligations.” These capital expenditure plans include expenditures to further integrate our supply chain and various capital expenditures related to 2009 projects that have carried over into 2010. The amount set forth above is an estimate only. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
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
Dividends
During each quarter since our initial public offering in January 2006 until the second quarter of 2009, we declared cash dividends of $0.03 per share of our common stock to stockholders of record as of a given date. The last dividend was declared in May 2009 and paid in July 2009.
Subsequently, in August 2009, we indefinitely suspended our quarterly dividend payments and any decision to pay future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital improvements, financial condition, debt covenants and other factors.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2009, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
	(in thousands)
Operating Lease Obligations [1]	$7,085	$1,550	$993	$826	$3,716
Purchase Obligations[2]	665	665	—	—	—
Senior Unsecured Notes [3]	275,000	—	—	275,000	—
Interest Payments on Senior Unsecured Notes [4]	92,813	20,625	41,250	30,938	—
Pension and Postretirement Funding [5]	11,635	1,077	2,150	2,219	6,189

Total	$387,198	$23,917	$44,393	$308,983	$9,905

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(2)	We entered into a contract in June 2008 to purchase the land and building of our La Porte, Texas facility that is currently being leased. The lease expires on May 31, 2010 and at that time, we have agreed to purchase the property for $0.7 million.

(3)	On February 28, 2007, we issued $275.0 million of unsecured senior notes that are due on March 1, 2014.

(4)	The interest rate on these notes is 7.5%. These notes have interest payments due semiannually on March 1 and September 1 of every year.

(5)	Our pension funding commitments includes minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan. Our postretirement benefit plans are unfunded thus the participants and we must fund premium payments.
We have excluded from the contractual obligation table above, our gross amount of unrecognized tax benefits of $2.0 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, we do not expect any significant changes to our unrecognized tax benefits within the next twelve months.
During 2005, we entered into two supply agreements with a steel supplier for the purchase of certain types of steel plate. The agreements expire in 2010 and 2011. Each agreement requires us to purchase a minimum volume requirement for the steel covered by that agreement at prices that fluctuate with the market. We have no commitment under these arrangements to buy a minimum amount of steel, other than the minimum percentages, if our overall steel purchases decline.
In July 2007, we entered into an agreement with Axis to purchase new railcar axles. We do not have any minimum volume purchase requirements under this agreement.
Contingencies
In connection with our investment in Ohio Castings, we have guaranteed bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $1.5 million was outstanding as of December 31, 2009. We also have a guarantee on a $2.0 million state loan that provides for purchases of capital equipment, of which $0.5 million was outstanding as of December 31, 2009. The two other partners of Ohio Castings have made identical guarantees of these obligations.
We are subject to comprehensive Federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and our own negligent acts, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law. We are involved in investigation and remediation activities at a property that we now own to address historical contamination and potential contamination by third parties. We are involved with a state agency in the cleanup of this site under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of this property prior to its transfer to us in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to us, we would be responsible for the cost of such remediation. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.
We have also been named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. Mediation on January 6, 2009, was not successful and the trial has been scheduled for May 14, 2010. We believe that we are not responsible and have meritorious defenses against such liability. While we believe it is reasonably possible that this case could result in a loss to us, we do not believe there is sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.
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

Axis Loan
Our Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, we, through ARI Component and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan for $29.5 million, the then outstanding principal amount of the portion of the loan we acquired. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.5 million of principal and $1.0 million of accrued interest, both as of December 31, 2009. ARI Component’s share of the remaining commitment on these loans was $3.5 million as of December 31, 2009. See Note 11 for further information regarding this transaction and the terms of the underlying loan.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
We prepare our Consolidated Financial Statements in accordance with U.S. GAAP (Generally Accepted Accounting Principles). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. A summary of our significant accounting policies are described in Note 2 to our Consolidated Financial Statements included elsewhere in this annual report. Some of these policies involve a high degree of judgment in their application. The critical accounting policies, in management’s judgment, are those described below. If different assumptions or conditions prevail, or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.
Revenue Recognition
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Paint and lining work may be outsourced to an independent contractor and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the independent contractor, customer acceptance and final shipments. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with our contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from our plants. Revenue for fleet management services is recognized as performed.
Inventory
Inventories are stated at the lower of cost or market, and include the cost of materials, direct labor and manufacturing overhead. We evaluate our ability to realize the value of our inventory based on a combination of factors including historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect; in which case, the provision required for excess and obsolete inventory would have to be adjusted in the future. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.
Long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of the long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated.
Goodwill
At December 31, 2009, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to our Kennett/Custom railcar sub-assembly plants reporting unit that is part of our manufacturing operations segment. We evaluate goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Whether an impairment of goodwill is required is determined by comparing the carrying value of the assets to their fair value, which is determined using a combination of methods, including management’s best estimate of future discounted cash flows expected to result from the business. If the estimated fair value is less than the carrying value, goodwill is considered impaired and the impairment recognized equals such difference.

During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity, which had significant adverse impacts on stock markets, which contributed to a significant decline in our stock price and corresponding market capitalization. For most of the fourth quarter of 2008, our market capitalization value was significantly below the recorded net book value of our consolidated balance sheet, including goodwill. Based on these overriding factors, indicators existed that we had experienced a significant adverse change in the business climate, which was determined to be a triggering event requiring us to review for impairment the fair value of the reporting unit associated with our goodwill. We performed a goodwill impairment test as of December 31, 2008 and determined no impairment existed. We also performed the annual impairment test as of March 1, 2009, noting no adjustment was required.
Product Warranties
We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when manufacturing revenue is recognized. Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of up to five years. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. On a quarterly basis, we assess the adequacy of our warranty liability based on changes in these factors. Actual results differing from estimates could have a material effect on results from operations in the event that unforeseen warranty issues were to occur.
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
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly evaluate for recoverability our deferred tax assets and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. We consider whether it is more likely than not that some portion or that all of the deferred tax assets will be realized. As of December 31, 2009, we had approximately $5.1 million in net deferred tax liabilities (net of $12.7 million of deferred tax assets). At this time, we consider it more likely than not that we will have taxable income in the future that will allow us to realize our deferred tax assets. As a result, no valuation allowance is currently recorded. However, it is possible that some or all of our deferred tax assets could ultimately expire unused.
During 2007, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740), which required us to record a liability related to unrecognized tax positions. See our discussion of this in Note 14 in our Consolidated Financial Statements.
Pension and Postretirement Benefits
Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates, as discussed below:
Discount rates
The discount rate assumptions used to determine the December 31, 2009 benefit obligations and the 2010 expense amounts were 5.75% and 6.25%, respectively, for our pension plans and 5.83% for our postretirement benefit plans. We review these rates annually and adjust them to reflect current conditions. We deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees.

Expected return on plan assets
Our expected return on plan assets for our funded pension plans of 7.25% for 2010 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.
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
The following information illustrates the sensitivity to a change in certain assumptions for our pension plans:

		Effect on December
	Effect on 2010 Pre-Tax	31, 2009 Projected
Change in Assumption	Pension Expense	Benefit Obligation
	($ in thousands)
1% decrease in discount rate	210	2,564
1% increase in discount rate	(146)	(2,089)

1% decrease in expected return on assets	121	N/A
1% increase in expected return on assets	(121)	N/A
The following information illustrates the sensitivity to a change in certain assumptions for our postretirement benefit plan:

	Effect on 2010 Pre-Tax	Effect on December
	Postretirement Service	31, 2009 Projected
Change in Assumption	Cost and Interest Cost	Benefit Obligation
	($ in thousands)
1% decrease in discount rate	—	11
1% increase in discount rate	—	(9)
This sensitivity analysis reflects the effects of changing one assumption. Various economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
Environmental
We are involved in investigation and remediation activities at a property that we now own to address historic contamination and potential contamination by third parties. We are also involved with a state agency in the cleanup of this site under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of this property prior to its transfer to us in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. We expect that we will be indemnified for these environmental matters. However, there can be no assurance that we will not become involved in future litigation or other proceedings, or that we will be able to recover under our indemnity provisions if we were found to be responsible or liable in any litigation or proceeding, or that such costs would not be material to us.

Stock Based Compensation
The FASB ASC 718, Compensation — Stock Compensation (ASC 718), requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on the estimated fair values of the awards on their grant dates. Our share-based awards include stock options, SARs and restricted stock awards.
We use the Black-Scholes model to estimate the fair value of our equity instrument awards and other share based awards issued under the 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the equity award, future volatility, dividend yield, forfeiture rate and the risk-free interest rate. We estimate the expected term of all equity awards based on SEC Staff Accounting Bulletins Official Text Topic 14D2, which addressed the expected term aspect of the Black-Scholes model. It stated that companies that did not have adequate exercise history on equity instruments were allowed to use the “simplified method” prescribed by the SEC, which called for an average of the vesting period and the expiration period of grants with “plain vanilla” characteristics. These characteristics included service based vesting, instruments granted at the money along with certain other requirements.
Both our stock options and SARs have fair value estimates that are generated from the Black-Scholes calculation. This calculation requires inputs as mentioned above that may require some judgment or estimation. We use our best judgment at the time of the grant to estimate fair value on the stock options to record the expense of those options over the vesting period of those options. All SARs granted are classified as liabilities on the consolidated balance sheet, given that they settle in cash, and thus, must be revalued every period. As such, the fair value estimates on the SARs we granted to our employees and directors are subject to volatility inherent in the stock price since it is based on current market values at the end of every period. Stock-based compensation on all equity awards is expensed using a graded vesting method over the vesting period of the instrument.
As of December 31, 2009, all compensation costs related to stock options and restricted stock have been recognized. As of December 31, 2009, unrecognized compensation costs related to the unvested portion of SARs were approximately $1.3 million and are expected to be recognized over a weighted average period of approximately 36 months.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, amounts due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is determined by the market close price. The fair value of the short-term investment in GBX common stock is based upon current market data. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument in accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820). These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Recent accounting pronouncements
The FASB ASC, Business Combinations (ASC 805), creates greater consistency in the accounting and financial reporting of business combinations. ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies to fiscal years beginning after December 15, 2008. This ASC did not have a material impact on our Consolidated Financial Statements.
The FASB ASC 810, Consolidation (ASC 810), establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance became effective as of the beginning of our fiscal year on January 1, 2009. This ASC did not have a material impact on our Consolidated Financial Statements.
The FASB ASC 815, Derivatives and Hedging (ASC 815), expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. ASC 815 is effective for fiscal years beginning after November 15, 2008. This ASC did not have a material impact on our Consolidated Financial Statements.
The FASB ASC 855, Subsequent Events (ASC 855) requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim or annual periods ending after June 15, 2009. This ASC did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167, which has not yet been included in the ASC, amends the accounting and disclosure requirements for variable interest entities (VIE). SFAS No. 167 requires on-going assessments to determine the primary beneficiary of a VIE and amends the primary beneficiary assessment and disclosure requirements. SFAS No. 167 is effective for the first interim and annual reporting period that begins after November 15, 2009. We are evaluating the impact of adopting this pronouncement on our Consolidated Financial Statements.
The FASB ASC 105, Generally Accepted Accounting Principles (ASC 105), establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) for nongovernmental entities effective for financial statements for interim and annual periods ending after September 15, 2009. This ASC did not have a material effect on our Consolidated Financial Statements.
OFF BALANCE SHEET ARRANGEMENTS
There were no off balance sheet arrangements in 2009.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represents approximately 80.0-85.0% of our direct manufacturing costs. Given the significant volatility in the price of raw materials, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been greatly reduced by the variable pricing provisions in place with our current railcar manufacturing contracts. These contracts adjust the purchase prices of our railcars to reflect increases or decreases in the cost of certain raw materials and components and, as a result, we are able to pass on to our customers any increased raw material and component costs with respect to the railcars we plan to produce and deliver during 2010. We believe that we currently have excellent supplier relationships and do not currently anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production was to increase beyond current levels, or other economic changes were to occur that affect the availability of our raw materials.
We hold available-for-sale investments that are reported at fair value as of the reporting date on our consolidated balance sheets. The carrying values of available-for-sale investments subject to price risks are based on quoted market prices of the equity security as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the settlement of an investment may significantly differ from the reported market value. Fluctuation in the market price of an equity security may result from perceived changes in the economic characteristics of the issuer of the security, the relative price of alternative investments and general market conditions.
Based on the balance as of December 31, 2009, we estimate that in the event of a 10.0% decline in fair value of the GBX common stock, the fair value of our investment would decrease by $0.4 million. The selected hypothetical change does not reflect what may be considered the best or worst case scenarios. Indeed, results could differ materially due to the nature of equity markets.

Item 8: Financial Statements and Supplementary Data
American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Railcar Industries, Inc
We have audited American Railcar Industries, Inc. and Subsidiaries’ (a North Dakota Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Railcar Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on American Railcar Industries, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, American Railcar Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
St. Louis, Missouri
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Railcar Industries, Inc.
We have audited the accompanying consolidated balance sheets of American Railcar Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Railcar Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion.
/s/GRANT THORNTON LLP
St. Louis, Missouri
March 12, 2010

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$347,290	$291,788
Short-term investments — available for sale securities	3,802	2,565
Accounts receivable, net	11,409	39,724
Accounts receivable, due from affiliates	1,356	10,284
Income taxes receivable	1,768	—
Inventories, net	40,063	97,245
Deferred tax assets	2,018	2,297
Prepaid expenses and other current assets	4,898	5,314

Total current assets	412,604	449,217

Property, plant and equipment, net	199,349	206,936
Deferred debt issuance costs	2,568	3,204
Interest receivable, due from affiliates	982	—
Goodwill	7,169	7,169
Investment in and loans to joint ventures	41,155	13,091
Other assets	537	37

Total assets	$664,364	$679,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,874	$42,201
Accounts payable, due to affiliates	576	5,193
Accrued expenses and taxes	4,515	7,758
Accrued compensation	8,799	10,413
Accrued interest expense	6,875	6,907
Accrued dividends	—	639

Total current liabilities	37,639	73,111

Senior unsecured notes	275,000	275,000
Deferred tax liability	7,120	4,683
Pension and post-retirement liabilities, less current portion	6,279	9,024
Other liabilities	2,686	3,111

Total liabilities	328,724	364,929

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,302,296 shares issued and outstanding at December 31, 2009 and 2008	213	213
Additional paid-in capital	239,617	239,617
Retained earnings	94,215	80,035
Accumulated other comprehensive income (loss)	1,595	(5,140)

Total stockholders’ equity	335,640	314,725

Total liabilities and stockholders’ equity	$664,364	$679,654

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Manufacturing operations (including revenues from affiliates of $105,216, $182,760 and $140,164 in 2009, 2008 and 2007, respectively)	$365,329	$757,505	$648,124

Railcar services (including revenues from affiliates of $14,434, $15,338 and $15,969 in 2009, 2008 and 2007, respectively)	58,102	51,301	50,003

Total revenues	423,431	808,806	698,127

Cost of revenue:
Manufacturing operations	(329,025)	(682,744)	(568,023)
Railcar services	(47,015)	(41,653)	(41,040)

Total cost of revenue	(376,040)	(724,397)	(609,063)

Gross profit	47,391	84,409	89,064

Selling, administrative and other (including costs from affiliates of $616, $606 and $606 in 2009, 2008 and 2007, respectively)	(25,141)	(26,535)	(27,379)

Earnings from operations	22,250	57,874	61,685

Interest income (including interest income from affiliates of $986, $34 and $57 in 2009, 2008 and 2007, respectively)	6,613	7,835	13,829
Interest expense	(20,909)	(20,299)	(17,027)
Other income (including income related to affiliates of $9, zero and zero in 2009, 2008 and 2007, respectively)	20,869	3,657	—
(Loss) earnings from joint ventures	(6,797)	718	881

Earnings before income tax expense	22,026	49,785	59,368
Income tax expense	(6,568)	(18,403)	(22,104)

Net earnings	$15,458	$31,382	$37,264

Net earnings per share — basic	$0.73	$1.47	$1.75
Net earnings per share — diluted	$0.73	$1.47	$1.74
Weighted average shares outstanding — basic	21,302	21,302	21,274
Weighted average shares outstanding — diluted	21,302	21,302	21,357
See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Operating activities:
Net earnings	$15,458	$31,382	$37,264
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	23,405	20,148	14,085
Amortization of deferred costs	718	812	680
Loss on disposal of property, plant and equipment	222	308	385
Stock based compensation	1,174	473	1,927
Income related to reversal of stock based compensation for stock options	—	(411)	—
Excess tax benefits from stock option exercises	—	—	(241)
Change in interest receivable, due from affiliates	(982)	—	—
Change in joint venture investment as a result of loss (earnings)	6,797	(718)	(881)
Unrealized loss (gain) on derivative assets	88	(88)	—
Provision (benefit) for deferred income taxes	1,492	1,093	(366)
(Adjustment) provision for losses on accounts receivable	(101)	695	196
Item related to investing activities:
Realized loss (gain) on derivative assets	10	(684)	—
Realized gain on sale of short-term investments — available-for-sale securities	(23,825)	(2,589)	—
Impairment of short-term investments — available-for-sale securities	2,884	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	28,483	(6,976)	1,197
Accounts receivable, due from affiliates	8,928	6,892	(7,543)
Income taxes receivable	(1,768)	—	—
Inventories, net	57,260	(3,869)	10,113
Prepaid expenses and other current assets	331	(215)	841
Accounts payable	(25,366)	(5,667)	(7,073)
Accounts payable, due to affiliates	(4,617)	2,326	1,179
Accrued expenses and taxes	(5,517)	1,980	10,188
Other	(931)	(289)	(1,732)

Net cash provided by operating activities	84,143	44,603	60,219
Investing activities:
Purchases of property, plant and equipment	(15,047)	(52,433)	(59,367)
Sale of property, plant and equipment	71	4	104
Purchases of short-term investments — available-for-sale securities	(36,841)	(27,857)	(100,596)
Sales of short-term investments — available-for-sale securities	60,795	23,631	100,596
Realized (loss) gain on derivative assets	(10)	684	—
Proceeds from repayment of note receivable from affiliate	—	658	329
Investments in and loans to joint ventures	(35,810)	(672)	(8,500)
Sale of investment in joint venture	—	1,875	—

Net cash used in investing activities	(26,842)	(54,110)	(67,434)
Financing activities:
Common stock dividends	(1,917)	(2,556)	(2,551)
Finance fees related to new credit facility	—	—	(109)
Proceeds from stock option exercises	—	—	1,985
Excess tax benefits from stock option exercises	—	—	241
Proceeds from issuance of senior unsecured notes, gross	—	—	275,000
Offering costs — senior unsecured notes issuances	—	—	(4,314)
Repayment of debt	—	(8)	(88)

Net cash (used in) provided by financing activities	(1,917)	(2,564)	270,164

Effect of exchange rate changes on cash and cash equivalents	118	(23)	11
Increase (decrease) in cash and cash equivalents	55,502	(12,094)	262,960
Cash and cash equivalents at beginning of year	291,788	303,882	40,922

Cash and cash equivalents at end of year	$347,290	$291,788	$303,882

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
			Common		Additional	other	Total
	Comprehensive	Retained	Stock-	Common	paid-in	comprehensive	stockholders’
	income (loss)	earnings	Shares	stock	capital	income (loss)	equity
January 1, 2007		$16,649	21,208	$212	$235,768	$(2,449)	$250,180
Net earnings	$37,264	37,264					37,264
Currency translation adjustment	193					193	193
Minimum pension liability adjustment, net of tax effect of $1,311	2,096					2,096	2,096

Comprehensive income	$39,553						—

Dividends on common stock		(2,554)					(2,554)
Effects of adopting FIN 48		(45)					(45)
Restricted stock grant					300		300
Proceeds from stock option exercises			94	1	1,984		1,985
Excess tax benefit from stock option exercises					241		241
Stock option expense					1,328		1,328

Balance December 31, 2007		$51,314	21,302	$213	$239,621	$(160)	$290,988

Net earnings	$31,382	31,382					31,382
Currency translation adjustment	(428)					(428)	(428)
Unrealized loss on short-term investment, net of tax effect of $1,673	(2,577)					(2,577)	(2,577)
Minimum pension liability adjustment, net of tax effect of $1,249	(1,975)					(1,975)	(1,975)

Comprehensive income	$26,402						—

Effect of pension measurement date change		(105)					(105)
Dividends on common stock		(2,556)					(2,556)
Additional paid-in capital reduction due to stock option forfeiture					(113)		(113)
Stock option expense					109		109

Balance December 31, 2008		$80,035	21,302	$213	$239,617	$(5,140)	$314,725

Net earnings	$15,458	15,458					15,458
Currency translation adjustment	1,246					1,246	1,246
Effect of short-term investment activity, net of tax effect of $478	888					889	889
Impairment of short-term investments, net of tax effect of $1,197	1,687					1,686	1,686
Minimum pension liability adjustment, net of tax effect of $1,509	2,914					2,914	2,914

Comprehensive income	$22,193						—

Dividends on common stock		(1,278)					(1,278)

Balance December 31, 2009		$94,215	21,302	$213	$239,617	$1,595	$335,640

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008 and 2007
Note 1 — Description of the Business
The accompanying consolidated financial statements include the operations of American Railcar Industries, Inc. and its wholly-owned subsidiaries (collectively the Company or ARI). Through its subsidiary, Castings, LLC (Castings), the Company has a one-third ownership interest in Ohio Castings Company, LLC (Ohio Castings), a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its subsidiary, ARI Component Venture, LLC (ARI Component), the Company has a 41.6% ownership interest in Axis, LLC (Axis), a limited liability company formed to produce railcar axles, for use or sale by the ownership group. Through its subsidiary, American Railcar Mauritius I, and its wholly-owned subsidiary, American Railcar Mauritius II, the Company has a 50.0% ownership interest in Amtek Railcar Industries Private Limited (ARIPL), a joint venture company in India, which was formed to produce railcars and railcar components in India for sale by the joint venture. Through its wholly-owned subsidiary, ARI Longtrain, Inc. (Longtrain), the Company makes investments from time to time. All intercompany transactions and balances have been eliminated.
ARI manufactures railcars, custom designed railcar parts for industrial companies, railroads, and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (ARL). In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.
The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario, Canada. Canadian revenues were 0.7%, 0.4% and 0.3% of total consolidated revenues for 2009, 2008 and 2007, respectively. Canadian assets were 1.6% and 0.6% of total consolidated assets as of December 31, 2009 and 2008, respectively.
Note 2 — Summary of Accounting Policies
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company maintains cash balances at financial institutions in the United States of America that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 or the Securities Investor Protection Corporation (SIPC) up to $500,000, including a maximum of $100,000 for free cash balances. The Company’s cash balances on deposit exceeded the insured limits by approximately $345.1 million as of December 31, 2009. The Company has not experienced any losses on such amounts and believes it is not subject to significant risks related to cash.
Short-term investments
The Company’s investments in equity securities are classified as available-for-sale, based upon whether it intends to hold the investment for the foreseeable future, in accordance with Accounting Standards Codification (ASC) 320, Investments — Debt and Equity Securities (ASC 320) as issued by the Financial Accounting Standards Board (FASB). Available-for-sale securities are reported at fair value on the Company’s consolidated balance sheet while unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders’ equity and when sold are reclassified out of stockholders’ equity to the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities is based on specific identification.
The Company evaluates its investments in unrealized loss positions for other-than-temporary impairment on an annual basis or whenever events or changes in circumstances indicate that the unit cost of the investment may not be recoverable.
Derivative assets
The Company has in the past entered into derivative contracts, specifically total return swap contracts and a foreign currency option contract. As required, the Company accounts for these derivatives under ASC 815, Derivatives and Hedging (ASC 815). The pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the consolidated balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company did not use hedge accounting and accordingly, all realized and unrealized gains and losses on derivative contracts were reflected in its consolidated statements of operations.

Revenue recognition
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Paint and lining work may be outsourced and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the independent contractor, customer acceptance and final shipment. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with the Company’s contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI’s plants. The Company does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
The Company records amounts billed to customers for shipping and handling as part of sales in accordance with ASC 605, Revenue Recognition (ASC 605), and records related costs in cost of revenue.
ARI presents any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis as addressed in ASC 605.
Accounts receivable, net
The Company carries its accounts receivable at cost, less an allowance for doubtful accounts. On a routine basis, the Company evaluates its account receivable and establishes an allowance for doubtful accounts based on the history of past write-offs and collections and current credit conditions. Accounts are placed for collection on a limited basis once all other methods of collection have been exhausted. Once it has been determined that the customer is no longer in business and/or refuses to pay, the accounts are written off.
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
Long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated.

Debt issuance costs
Debt issuance costs were incurred in connection with ARI’s issuance of long-term debt as described in Note 13, and are amortized over the term of the related debt on a straight-line basis. Debt issuance costs at December 31, 2009 were $2.6 million related to the Company’s unsecured senior notes and will be amortized according to the following table (in thousands):

2010	$616
2011	616
2012	616
2013	616
2014 and thereafter	104

Total	$2,568

Goodwill
ASC 350, Intangible — Goodwill and Other (ASC 350) requires that goodwill and other intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually and more frequently if indicators exist by comparing the fair value of the reporting unit to its carrying value. The Company adopted this standard upon the acquisition of Custom Steel, which resulted in goodwill of $7.2 million, as described in Note 10.
Investment in and loans to joint ventures
The Company uses the equity method to account for its investment in various joint ventures that it is partner to as described in Note 11. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment account. From time to time, the Company also makes loans to its joint ventures that are included in the investment account.
Income taxes
ARI accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of ARI’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. ARI also records unrecognized tax positions, including potential interest and penalties.
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
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable, amounts due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is determined by the market close price. The fair value of the short-term investment in The Greenbrier Companies, Inc. (GBX) common stock is based upon current market data. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument in accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820). These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Foreign currency translation
Balance sheet amounts from the Company’s Canadian operations are translated at the exchange rate effective at year-end and operations statement amounts are translated at the average rate of exchange prevailing during the year. Currency translation adjustments are included in Stockholders’ Equity as part of accumulated other comprehensive income.

Comprehensive income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net earnings, foreign currency translation adjustment and minimum pension liability adjustments, which are shown net of tax and changes resulting from unrealized gains and losses on short-term investments. Accumulated other comprehensive income, after tax, as of December 31, 2009, consists of foreign currency translation gains of $1.1 million and pension and postretirement charges of $0.5 million. Accumulated other comprehensive loss, after tax, as of December 31, 2008, consists of foreign currency translation losses of $0.2 million, pension and postretirement charges of $2.3 million and unrealized losses, net of deferred taxes on short-term investments of $2.6 million.
Earnings per share
Basic earnings per share is calculated as net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding during the respective period. Diluted earnings per share is calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares outstanding plus dilutive potential common shares outstanding during the year.
Use of estimates
Management of ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include deferred taxes, workers compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets, stock based compensation fair values and the reserve for warranty claims. Actual results could differ from those estimates.
Stock-based compensation
The Company applies the provisions of ASC 718, Compensation — Stock Compensation (ASC 718), to stock options, restricted stock and stock appreciation rights issued. The compensation cost recorded for these awards is based on their fair value as required by ASC 718.
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the 2009 presentation.
Recent accounting pronouncements
The FASB ASC, Business Combinations (ASC 805), creates greater consistency in the accounting and financial reporting of business combinations. ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies to fiscal years beginning after December 15, 2008. This ASC did not have a material impact on the Company’s Consolidated Financial Statements.
The FASB ASC 810, Consolidation (ASC 810), establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance became effective as of the beginning of the Company’s fiscal year on January 1, 2009. This ASC did not have a material impact on the Company’s Consolidated Financial Statements.
The FASB ASC 815, Derivatives and Hedging (ASC 815), expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. ASC 815 is effective for fiscal years beginning after November 15, 2008. This ASC did not have a material impact on the Company’s Consolidated Financial Statements.
The FASB ASC 855, Subsequent Events (ASC 855) requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim or annual periods ending after June 15, 2009. This ASC did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167, which has not yet been included in the ASC, amends the accounting and disclosure requirements for variable interest entities (VIE). SFAS No. 167 requires on-going assessments to determine the primary beneficiary of a VIE and amends the primary beneficiary assessment and disclosure requirements. SFAS No. 167 is effective for the first interim and annual reporting period that begins after November 15, 2009. The Company is evaluating the impact of adopting this pronouncement on the Consolidated Financial Statements.
The FASB ASC 105, Generally Accepted Accounting Principles (ASC 105), establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) for nongovernmental entities effective for financial statements for interim and annual periods ending after September 15, 2009. This ASC did not have a material effect on the Company’s Consolidated Financial Statements.
Note 3 — Short-term Investments — Available-for-Sale Securities
During January 2008, Longtrain purchased approximately 1.5 million shares of common stock of GBX in the open market for a total of $27.9 million. This investment was made with the intention to enter into discussions regarding a possible business combination of the Company and GBX. In June 2008, it was disclosed that the parties were not at that time pursuing further discussions regarding a business combination. Subsequently, Longtrain sold a majority of the GBX shares it owned. A realized gain of $2.6 million, before tax, was recorded for the year ended December 31, 2008. In December 2009, the Company sold approximately 7,000 shares of GBX common stock for $0.1 million, resulting in a realized loss of less than $0.1 million. The cost basis of the shares sold in 2008 and 2009 were determined through specific identification.
The Company performed a review of its investment in GBX common stock as of December 31, 2009 to determine if an other-than-temporary impairment existed. Factors considered in the assessment included but were not limited to the following: the Company’s ability and intent to hold the security until loss recovery, the sale of shares at a loss, the number of quarters in an unrealized loss position and other market conditions. Based on this analysis, the Company recorded an impairment charge of $2.9 million related to the investment.
As of December 31, 2009 and 2008, the market values of the remaining approximately 0.4 million shares of GBX owned by the Company were $3.8 million and $2.6 million, respectively. There were no unrealized losses as of December 31, 2009, due to recognizing the other-than-temporary impairment charge in 2009. As of December 31, 2008, unrealized losses totaled $4.3 million and were recognized as accumulated other comprehensive loss within stockholder’s equity, net of deferred taxes. This investment is classified as a short-term investment available-for-sale security in accordance with ASC 320, as the Company does not intend on holding this investment long-term.
During 2009, Longtrain purchased corporate bonds that mature in 2015 for a total of $36.8 million and subsequently sold all of these bonds, resulting in proceeds of $60.7 million and a realized gain of $23.9 million.
Note 4 — Derivatives
The Company has accounted for its derivative contracts in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the consolidated balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. As the derivates did not qualify for hedge accounting, all unrealized gains and losses were reflected in the Company’s consolidated statements of operations and the fair value was recorded on the consolidated balance sheets.
Total return swaps
During January 2008, Longtrain entered into total return swap agreements referenced to the fair value of approximately 0.4 million shares of common stock of GBX. The total notional amount of these swap agreements was approximately $7.4 million, representing the fair market value of the referenced shares at the time Longtrain entered into the agreements. During 2008, the Company’s other income included $0.6 million of unrealized gains relating to fully settling these swap agreements.
Foreign currency option
The Company entered into a foreign currency option in October 2008, to purchase Canadian Dollars (CAD) for $5.3 million U.S. Dollars (USD) from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. ARI entered into this option agreement to reduce the exposure to foreign currency exchange risk related to capital expenditures for the expansion of the Company’s Canadian repair facility.

In 2009, the Company expended $3.3 million USD to purchase CAD under this option resulting in a realized loss of less than $0.1 million for the year ended December 31, 2009, based on the exchange spot rate on the various exercise dates. As of December 31, 2008, the Company had an unrealized gain of $0.1 million and a derivative asset for $0.1 million. A gain of $0.1 million was realized for the period ending December 31, 2008.
Note 5 — Fair Value Measurements
ASC 820, requires, among other things, enhanced disclosures about investments that are measured and reported at fair value. ASC 820 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
The following table summarizes the valuation of ARI’s investments by the above ASC 820 fair value hierarchy levels as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments — available-for-sale securities	$3,802	$—	$—	$3,802

	$3,802	$—	$—	$3,802

The following table summarizes the valuation of ARI’s investments by the above ASC 820 fair value hierarchy levels as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short term investments — available for sale securities	$2,565	$—	$—	$2,565
Derivative asset — foreign currency option	—	88	—	88

	$2,565	$88	$—	$2,653

The following table summarizes the valuation of goodwill measured at fair value on a non-recurring basis in the statement of financial position at December 31, 2009 and 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Goodwill	$—	$—	$7,169	$7,169

	$—	$—	$7,169	$7,169

In accordance with the provisions of ASC 350, goodwill with a carrying amount of $7.2 million was evaluated as of March 1, 2009 and December 31, 2008 and no impairment was noted. Refer to Note 10 for further discussion of the goodwill fair value measurement and impairment tests.
Note 6 — Accounts Receivable, net
Accounts Receivable, net, consists of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)
Accounts receivable, gross	$12,086	$40,539
Less allowance for doubtful accounts	(677)	(815)

Total accounts receivable, net	$11,409	$39,724

The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Beginning balance	$815	$497	$1,017
(Adjustment) provision	(101)	688	196
Write-offs	(43)	(372)	(716)
Recoveries	6	2	—

Ending balance	$677	$815	$497

Note 7 — Inventories, net
Inventories, net, consist of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)
Raw materials	$21,307	$59,457
Work-in-process	8,411	22,137
Finished products	12,271	18,300

Total inventories	41,989	99,894
Less reserves	(1,926)	(2,649)

Total inventories, net	$40,063	$97,245

Inventory reserves consist of the following:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Beginning Balance	$2,649	$2,705	$2,729
Provision	213	911	783
Write-offs	(936)	(967)	(807)

Ending Balance	$1,926	$2,649	$2,705

Note 8 — Property, Plant and Equipment, net
The following table summarizes the components of property, plant and equipment, net:

	December 31,	December 31,
	2009	2008
	(in thousands)
Property, plant and equipment
Buildings	$146,064	$130,054
Machinery and equipment	174,021	167,586

	320,085	297,640
Less accumulated depreciation	(126,074)	(105,938)

Net plant and equipment	194,011	191,702
Land	3,306	3,306
Construction in process	2,032	11,928

Total property, plant and equipment	$199,349	$206,936

Depreciation expense
Depreciation expense for the year ended December 31, 2009, 2008 and 2007 was $23.4 million, $20.1 million and $14.1 million, respectively.
Capitalized interest
In conjunction with the Unsecured Senior Fixed Rate Notes offering described in Note 13, the Company began recording capitalized interest on certain property, plant and equipment capital projects as well as on investments in joint ventures. The amount of interest capitalized for the years ended December 31, 2009, 2008 and 2007 was $0.7 million, $1.5 million and $1.4 million, respectively.
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
Note 9 — Long-Lived Asset Impairment Charges
The Company has determined that there are no triggering events that require an assessment for impairment of long-lived assets, therefore no impairment charges have been recognized on any long-lived assets during the years ended December 31, 2009, 2008 or 2007.
Note 10 — Goodwill
On March 31, 2006, the Company acquired all of the common stock of Custom Steel, Inc. (Custom Steel), a subsidiary of Steel Technologies, Inc. Custom Steel operates a facility located adjacent to the Company’s component manufacturing facility in Kennett, Missouri, which produces value-added fabricated parts that primarily support the Company’s railcar manufacturing operations. Prior to the acquisition, ARI was Custom Steel’s primary customer. The acquisition resulted in goodwill of $7.2 million. The results of Custom Steel are included in the Kennett/Custom reporting unit, which is included in the manufacturing operations segment.

ASC 350 requires that goodwill and other intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment annually and when a triggering event occurs by comparing the fair value of the asset to its carrying value. The Company performs the annual goodwill impairment test as of March 1 of each year. The valuation uses a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company.
During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity, which had significant adverse impacts on stock markets, which contributed to a significant decline in the Company’s stock price and corresponding market capitalization. For most of the fourth quarter of 2008, the Company’s market capitalization value was significantly below the recorded net book value of the Company’s consolidated balance sheet, including goodwill. Based on these overriding factors, indicators existed that the Company had experienced a significant adverse change in the business climate, which was determined to be a triggering event requiring the Company to review for impairment the fair value of the reporting unit associated with the Company’s goodwill. ARI performed a goodwill impairment test as of December 31, 2008 and determined no impairment existed. ARI also performed the annual impairment test as of March 1, 2009, noting no adjustment was required.
Note 11 — Investments in and Loans to Joint Ventures
As of December 31, 2009, the Company was party to three joint ventures; Ohio Castings, Axis and ARIPL, which are accounted for using the equity method. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts. Since the inception of ARIPL, no equity contributions have been made.
The carrying amount of investments in and loans to joint ventures are as follows:

	For the Years Ended December 31,
	2009	2008
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$5,644	$7,000
Axis	35,511	6,091
ARIPL	—	—

Total investments in and loans to joint ventures	$41,155	$13,091

The maximum exposure to loss as a result of investments in and loans to joint ventures are as follows:

December 31,
2009
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$5,147
Loan guarantee	3
Note and accrued interest receivable [1]	510

Total exposure from Ohio Castings	5,660
Axis
Investment	4,011
Loans and accrued interest receivable [1]	32,466

Total exposure from Axis	36,477

ARIPL	—

Total exposure to loss due to joint ventures	$42,137

[1]	Accrued interest receivable is included in interest receivable, due from affiliates and not investments in and loans to joint ventures on the consolidated balance sheet.

Ohio Castings
Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at cost plus a licensing fee. The Company has been involved with this joint venture since 2003. In June 2009, Ohio Castings temporarily idled its manufacturing facility. Ohio Castings has advised the Company that it currently expects to restart production when demand returns. ARI and the other partners will support Ohio Castings’ cash flow needs through equity contributions during the temporary idle period.
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
Ohio Castings also has notes payable to ARI and the other two partners, with a balance of $0.5 million each at December 31, 2009. These notes were due in August 2009. Due to the temporary idling of the facility, Ohio Castings advised the partners that it was unable to pay the notes when due. The notes were renegotiated and are now due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Accrued interest for this note as of December 31, 2009, was less than $0.1 million.
The Company, along with the other members of Ohio Castings, has guaranteed bonds payable and a state loan issued to Ohio Castings’, as further discussed in Note 16. The value of the guarantee was less than $0.1 million at both December 31, 2009 and 2008, and has been recorded by the Company in accordance with ASC 460, Guarantees (ASC 460). It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled, through equity contributions by ARI and the other partners. In October 2009, ARI made a capital contribution to Ohio Castings of $0.5 million to fund expenses and debt payments during the plant’s temporary idling. The other two partners made equal contributions.
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
See Note 20 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary combined financial position information for Ohio Castings, the investee company is as follow:

	December 31,
	2009	2008
	(in thousands)
Financial position
Current assets	$3,508	$12,737
Property, plant, and equipment, net	12,829	14,192

Total assets	16,337	26,929

Current liabilities	2,322	8,414
Long-term debt	1,664	2,059

Total liabilities	3,986	10,473

Member’s equity	12,351	16,456

Total liabilities and member’s equity	$16,337	$26,929

Summary combined unaudited financial results of operations for Ohio Castings, the investee company are as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Results of operations
Sales	$10,898	$88,795	$74,238

Gross (loss) profit	(3,335)	10,039	6,928

Operating (loss) earnings	(5,399)	5,012	2,394

Net (loss) earnings	$(5,455)	$5,321	$2,702

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
Under the terms of the joint venture agreement, ARI and the other initial partner are required, and the other members are entitled, to contribute additional capital to the joint venture, on a pro rata basis of any amounts approved by the joint venture’s executive committee, as and when called by the executive committee. Further, until 2016, the seventh anniversary of completion of the axle manufacturing facility, and subject to other terms, conditions and limitations of the joint venture agreement, ARI and the other initial partner are also required, in the event production at the facility has been curtailed, to contribute capital to the joint venture, on a pro rata basis, in order to maintain adequate working capital.
During March 2009, the executive committee of Axis issued a capital call for several contributions to be made throughout 2009. The two minority partners elected not to participate in the capital calls and ARI and the other initial partner have equally contributed the necessary capital, which amounted to $3.6 million from each initial partner in 2009. The capital contributions are utilized to provide working capital. The partners’ ownership percentages have been adjusted accordingly. As a result, at December 31, 2009, ARI and the other initial partner’s ownership interests were at 41.6% each.
Under a credit agreement among Axis, Bank of America, as administrative agent (Axis Agent), and the lenders party thereto (as amended, the Axis Credit Agreement), the original lenders made financing available to Axis in an aggregate amount of up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million in revolving loans. Axis’ obligations under the Axis Credit Agreement were secured by substantially all of Axis’ real and personal property, as well as by a pledge of the equity in Axis owned by Axis HoldCo. The obligations under the Axis Credit Agreement were guaranteed 50.0% by the Company and 50.0% by the other initial partner in the joint venture.
In July 2009, the Axis Agent alleged that Axis was in default under the Axis Credit Agreement and in connection therewith proposed certain amendments to the Axis Credit Agreement. Axis disputed the alleged default and had discussions with the Axis Agent, ARI and the other initial partner. Following those discussions, ARI Component and a wholly-owned subsidiary of the other initial partner acquired the Axis Credit Agreement, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. In connection with the purchase of the Axis loan, the associated guaranties of the Company and the other initial partner were canceled and certain other modifications were made, including to the interest rate.
Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. In either case, the interest rate is subject to increase upon the occurrence of events of default. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable quarterly. Additionally, at Axis’ election, until December 31, 2010, interest may be payable by increasing the outstanding principal amount of the term loans by the amount of interest otherwise due and payable in cash.

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
Axis may borrow revolving loans up to $10.0 million, per the Axis Credit Agreement, of which $7.0 million is subject to borrowing base availability and the remaining $3.0 million may be borrowed without restriction until December 31, 2010. Effective January 1, 2011, the $3.0 million becomes subject to borrowing base availability.
The balance outstanding on these loans, due to ARI Component, was $31.5 million in principal and $1.0 million of accrued interest, both as of December 31, 2009. ARI Component is responsible for funding 50.0% of the remaining loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.5 million as of December 31, 2009.
The Company has determined that, although the joint venture is a variable interest entity (VIE), the Company is not the primary beneficiary. The significant factor in this determination was that no partner, including the Company and its wholly-owned subsidiary, has rights to the majority of returns, losses or votes. The executive committee and board of directors of the joint venture are comprised of one representative from each initial partner. Each representative has equal voting rights and equal decision-making rights for operational and strategic decisions of the joint venture. Additionally, the risk of loss to the Company and subsidiary is limited to its investment in the VIE and the loans due to ARI under the Axis Credit Agreement. The other initial partner also has loans due from Axis under the Axis Credit Agreement, in equal aggregate amounts.
See Note 20 for information regarding financial transactions among the Company, ARI Component and Axis.
Summary combined financial position information for Axis, the investee company is as follows:

	December 31,
	2009	2008
	(in thousands)
Financial position
Current assets	$4,408	$1,462
Property, plant, and equipment, net	68,952	65,358
Long term assets	550	1,091

Total assets	73,910	67,911

Current liabilities	1,988	11,949
Long-term debt	64,950	43,879

Total liabilities	66,938	55,828

Member’s equity	6,972	12,083

Total liabilities and member’s equity	$73,910	$67,911

Summary combined financial results for Axis, the investee company, are as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Results of operations
Sales	$1,927	$—	$—

Gross loss	(8,339)	—	—

Loss before interest expense	(9,140)	(2,432)	(9)

Net loss	$(12,361)	$(2,905)	$(12)

ARIPL
In June 2008, the Company, through a wholly-owned subsidiary, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. The joint venture is owned 50.0% by both partners and each partner has agreed to make limited, equal capital contributions to the joint venture. As of December 31, 2009, no equity investment had been made since the inception of the joint venture.
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
The overall change in the Company’s warranty reserve, including the aforementioned reduction, is reflected on the consolidated balance sheet in accrued expenses and taxes, is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Liability, beginning of year	$2,595	$2,503	$1,753
Provision for new warranties issued	149	1,458	1,992
Warranty claims	(1,650)	(1,366)	(1,242)

Liability, end of year	$1,094	$2,595	$2,503

Note 13 — Long-term Debt
Revolving line of credit
Prior to its expiration, the Company had an Amended and Restated Credit Agreement in place, which provided for the terms of the Company’s revolving credit facility with Capital One Leverage Finance Corporation, as administrative agent for various lenders. The Company had no borrowings outstanding under this revolving credit facility since its inception in January 2006. The revolving credit facility expired in accordance with its terms on October 5, 2009. Given the Company’s cash balance and after evaluating proposals for a new revolving credit facility, ARI elected not to replace the credit facility.
Unsecured senior fixed rate notes
In February 2007, the Company completed the offering of $275.0 million unsecured senior fixed rate notes (Notes), which were subsequently exchanged for registered notes in March 2007. The fair value of these Notes was approximately $272.0 million and $180.8 million at December 31, 2009 and 2008, respectively, based on the closing market price as of that date which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 5.
The Notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. These covenants become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. The Company was in compliance with all of its covenants under the Notes as of December 31, 2009 and 2008.
Prior to March 1, 2011, ARI may redeem the Notes in whole or in part at a redemption price equal to 100.0% of the principal amount, plus an applicable premium based upon a present value calculation using an applicable treasury rate plus 0.5%, plus accrued and unpaid interest. Commencing on March 1, 2011, the redemption price is set at 103.75% of the principal amount of the Notes plus accrued and unpaid interest, and declines annually until it is reduced to 100.0% of the principal amount of the Notes plus accrued and unpaid interest from and after March 1, 2013. The Notes are due in full plus accrued unpaid interest on March 1, 2014.

Note 14 — Income Taxes
Income tax expense consists of:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$4,739	$14,290	$19,356
State and local	327	2,465	3,512
Foreign	10	187	36

Total current	5,076	16,942	22,904
Deferred
Federal	1,612	1,339	(716)
State and local	(159)	121	(79)
Foreign	39	1	(5)

Total deferred	1,492	1,461	(800)

Total income tax expense	$6,568	$18,403	$22,104

Income tax expense attributable to earnings from operations differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35.0% to earnings from operations by the following amounts:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Computed income tax expense	$7,709	$17,424	$20,779
State and local taxes, net of federal tax expense	109	1,681	2,232
Non-deductible items	(128)	(714)	(1,104)
Adjustments for uncertain tax positions	(806)	101	(18)
Other, net	(316)	(89)	215

Total income tax expense	$6,568	$18,403	$22,104

	For the Years Ended December 31,
	2009	2008	2007
Computed income tax expense	35.0%	35.0%	35.0%
State and local taxes, net of federal tax expense	0.5%	3.4%	3.8%
Non-deductible items	(0.6%)	(1.4%)	(1.9%)
Adjustments for uncertain tax positions	(3.7%)	0.2%	(0.1%)
Other, net	(1.4%)	(0.2%)	0.4%

Effective income tax rate	29.8%	37.0%	37.2%

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	December 31,
	2009	2008
	(in thousands)
Current deferred tax assets
Provisions not currently deductible	$2,018	$2,331
Non-current deferred tax assets
Provisions not currently deductible	4,271	4,385
Stock based compensation	1,346	897
Investments in partnerships	87	—
Investments in available-for-sale securities	1,009	—
Net operating loss carryforwards — state	348	—
Tax credits — state	258	—
Pensions and post retirement	3,338	3,323

Total non-current deferred tax asset	10,657	8,605

Total deferred tax asset	$12,675	$10,936

Current deferred tax liability
Unrealized gain on financial instruments	$—	$(34)
Non-current deferred tax liabilities
Investment in joint ventures	(781)	(335)
Realized gain (loss) on financial instruments	—	1,675
Property, plant and equipment	(16,996)	(14,628)

Total deferred tax liability	$(17,777)	$(13,322)

The net deferred tax asset (liability) is classified in the consolidated balance sheet as follows:

	As of December 31,
	2009	2008
	(in thousands)
Current deferred tax assets	$2,018	$2,331
Current deferred tax liability	—	(34)

Current deferred tax assets (liability), net	2,018	2,297

Non-current deferred tax assets	10,657	8,605
Non-current deferred tax liability	(17,777)	(13,288)

Non-current deferred tax assets (liability), net	(7,120)	(4,683)

Current deferred tax asset, net	2,018	2,297
Non-current deferred tax liability, net	(7,120)	(4,683)

Net deferred tax liability	$(5,102)	$(2,386)

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
At December 31, 2009, the Company has state net operating loss carryforwards of $8.1 million that expire from 2014 to 2029 and state tax credits of $0.3 million that expire in 2016. The Company has not recorded a valuation allowance as management believes that it is more likely than not that all deferred tax assets will be fully realized based on the expectation of taxable income in future years. There were no net operating loss carryforwards at December 31, 2008.

FASB ASC 740
The Company adopted the provisions of ASC 740, Income Taxes (ASC 740), on January 1, 2007. The Company’s unrecognized tax benefits were $2.0 million, of which $1.1 million would impact the effective tax rate if reversed, as of December 31, 2009. The Company’s unrecognized tax benefits were $2.1 million, of which $1.7 million would impact the effective tax rate if reversed, as of December 31, 2008.
The aggregate changes in the balance of unrecognized tax benefits were as follows:

Gross unrecognized tax benefits at January 1, 2008	$(1,493)

Increases in tax positions for prior years	(53)
Decreases in tax positions for prior years	58
Increases in tax positions for current years	(596)
Settlements	2

ASC 740 liability activity, net	(589)

Gross unrecognized tax benefits at December 31, 2008	$(2,082)

Increases in tax positions for prior years	(371)
Decreases in tax positions for prior years	58
Increases in tax positions for current years	(594)
Lapses in statutes	965

ASC 740 liability activity, net	58

Gross unrecognized tax benefits at December 31, 2009	$(2,024)

The Company accounts for interest expense and penalties related to income tax issues as income tax expense. The total amount of accrued interest, net of federal income tax benefits and penalties included in the tax provision was $0.3 million and less than $0.1 million for the years ended December 31, 2009 and 2008, respectively. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months.
The statute of limitation on the Company’s 2006, 2007, 2008 and 2009 Federal income tax returns will expire on September 15, 2010, 2011, 2012 and 2013, respectively. The Company’s state income tax returns for the 2006 through 2009 tax years remain open to examination by various state authorities with the latest closing period on November 15, 2013. The Company’s foreign subsidiary’s income tax returns for the 2006 through 2009 tax years remain open to examination by the Canadian tax authority.
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
The Company also provides postretirement healthcare and life insurance benefits for certain of its salaried and hourly retired employees. Employees may become eligible for healthcare and life insurance benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. During 2009, postretirement healthcare premium rates for retirees were increased. This change resulted in a decrease to the postretirement benefit liability of $2.8 million that was recorded to accumulated other comprehensive income. This adjustment will be recognized over the remaining weighted-average service period of active plan participants.
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

Costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are currently expensed.
The change in benefit obligation, change in plan assets and the funded status is as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(in thousands)
Change in benefit obligation
Benefit obligation — Beginning of year	$17,080	$16,803	$2,750	$3,758
Service cost	235	370	47	78
Interest cost	1,034	1,271	151	289
Plan amendment	—	—	—	(694)
Plan curtailment	—	—	—	(150)
Adjustment to benefits	—	—	(2,750)	—
Actuarial loss (gain)	1,232	90	(2)	(368)
Assumed administrative expenses	(143)	(252)	—	—
Retiree contributions	—	—	(113)	—
Benefits paid	(1,024)	(1,202)	—	(163)

Benefit obligation — End of year	$18,414	$17,080	$83	$2,750

Change in plan assets
Plan assets — Beginning of year	$10,695	$13,555	$—	$—
Actual return (loss) on plan assets	1,962	(3,163)	—	—
Administrative expenses	(146)	(150)	—	—
Employer contributions	618	1,655	—	163
Benefits paid	(1,024)	(1,202)	—	(163)

Plan assets at fair value — End of year	$12,105	$10,695	$—	$—

Funded status
Benefit obligation in excess of plan assets at December 31,	$(6,309)	$(6,385)	$(83)	$(2,750)

Amounts recognized in the consolidated balance sheet are as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(in thousands)
Accrued benefit liability — short term	$(111)	$(1)	$(3)	$(110)
Accrued benefit liability — long term	(6,198)	(6,384)	(80)	(2,640)

Net liability recognized at December 31,	$(6,309)	$(6,385)	$(83)	$(2,750)

Net actuarial (loss) gain	$(5,178)	$(5,516)	$1,104	$1,194
Net prior service (cost) credit	(123)	(137)	3,262	597

Accumulated other comprehensive (loss) income pre-tax at December 31,	$(5,301)	$(5,653)	$4,366	$1,791

The short-term liability has been reported on the consolidated balance sheet in accrued expenses and taxes.
The components of net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(in thousands)
Components of net periodic benefit cost
Service cost	$235	$371	$242	$47	$62	$130
Interest cost	1,034	1,271	963	151	231	299
Expected return on plan assets	(757)	(1,359)	(960)	—	—	—
Recognized actuarial loss (gain)	368	213	206	(92)	(46)	50
Amortization of prior service cost (gain)	14	18	(1)	(85)	18	18

Total net preiodic benefit cost	$894	$514	$450	$21	$265	$497

Additional information
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Postretirement
	Pension Benefits	Benefits
	(in thousands)
2010	$1,074	$3
2011	1,073	4
2012	1,069	4
2013	1,088	4
2014	1,122	5
2015 and thereafter	6,160	29

Total	$11,586	$49

The Company expects to contribute $0.8 million to its pension plans in 2010.
Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected return on plan assets, mortality rates and retirement rates, as discussed below:
Discount rates
The Company reviews these rates annually and adjusts them to reflect current conditions. The Company deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees.
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
Mortality and retirement rates
Mortality and retirement rates are based on actual and anticipated plan experience.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Discount rate	5.75%	6.25%	5.83%	5.60%
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.25%	6.25%	5.75%	5.83%	6.30%	5.75%
Expected return on plan assets	7.25%	8.00%	8.00%	N/A	N/A	N/A
The Company’s pension plans’ asset valuation in the fair value hierarchy levels, discussed in detail in Note 5, along with the weighted average asset allocations at December 31, 2009, by asset category, are as follows:

					Percentage
	Level 1	Level 2	Level 3	Total	of Total
	($ in thousands)
Asset Category
Cash and cash equivalents	$293	$—	$—	$293	2%
Equities
Large cap value equity	606	—	—	606	5%
Small cap value equity	497	—	—	497	4%
International growth equity	581	—	—	581	5%
International value equity	505	—	—	505	4%
Funds
Large cap growth equity	—	666	—	666	6%
Small cap growth equity	—	423	—	423	3%
Core equity	—	2,902	—	2,902	24%
High yield	672	—	—	672	6%
Core bond	—	4,960	—	4,960	41%

	$3,154	$8,951	$—	$12,105	100%

The Company’s pension plans’ asset valuation in the fair value hierarchy levels, discussed in detail in Note 5, along with the weighted average asset allocations at December 31, 2008, by asset category, are as follows:

					Percentage
	Level 1	Level 2	Level 3	Total	of Total
	($ in thousands)
Asset Category
Cash and cash equivalents	$585	$—	$—	$585	5%
Equities
Large cap value equity	483	—	—	483	5%
Small cap value equity	367	—	—	367	3%
International growth equity	391	—	—	391	4%
International value equity	364	—	—	364	3%
Funds
Large cap growth equity	—	485	—	485	5%
Small cap growth equity	—	329	—	329	3%
Core equity	—	2,330	—	2,330	22%
High yield	469	—	—	469	4%
Core bond	—	4,892	—	4,892	46%

	$2,659	$8,036	$—	$10,695	100%

The Company invests in a balanced portfolio of individual equity securities and various funds to maintain a diversified portfolio structure with distinguishable investment objectives. The objective of the total portfolio is long-term growth and appreciation along with capital preservation, to maintain the value of plan assets over time in real terms net of fees, distributions and liquidity obligations. The objective in value equities is to provide a competitive rate of return through investment in attractively valued companies relative to their underlying fundamentals. The objective of investments in growth equities and funds is to benefit from earnings growth potential. The objective of investments in core equities is to produce consistent, market-like return with relatively low tracking error to the broader equity market. The high yield and core bond funds’ objective is to provide fixed-income exposure that adds diversification and contributes to total return through both appreciation and income generation. Asset classes and securities are diversified by market capitalization (large cap, mid cap, small cap), by geographic orientation (domestic versus international) and by style (core, growth, value). All conventional investments are traded on major exchanges and are readily marketable.
The overall objective of the pension plans’ investments is to grow plan assets in relation to liabilities, while prudently managing the risk of a decrease in the pension plans’ assets. The pension plans’ management committee has established a target investment mix with upper and lower limits for investments in equities, fixed-income and other appropriate investments. Assets will be re-allocated among asset classes from time-to-time to maintain an investment mix as established for each plan. The committee has established an average target investment mix of approximately 65% equities and approximately 35% fixed-income for the plans.
The Company also maintains qualified defined contribution plans, which provide benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.8 million, $0.7 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 16 — Commitments and Contingencies
As of December 31, 2009, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows (in thousands):

2010	$1,550
2011	572
2012	421
2013	413
2014	413
2015 and thereafter	3,716

Total	$7,085

Total rent expense for the years ended December 31, 2009, 2008 and 2007 was $2.3 million, $2.6 million and $3.8 million, respectively.
In connection with the Company’s investment in Ohio Castings, ARI has a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $1.5 million was outstanding as of December 31, 2009. ARI also has a guarantee of a $2.0 million state loan, of which $0.5 million was outstanding as of December 31, 2009. The bonds and state loan are scheduled to be paid-off in December 2010 and June 2011, respectively. The two other partners of Ohio Castings have made identical guarantees of these obligations. The values of these guarantees amounted to less than $0.1 million at December 31, 2009. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled through equity contributions by ARI and the other partners.
The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.5 million of principal and $1.0 million of accrued interest, both as of December 31, 2009. ARI Component’s share of the remaining commitment on these loans was $3.5 million as of December 31, 2009. See Note 11 for further information regarding this transaction and the terms of the underlying loan.
The Company is subject to comprehensive Federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse affect on the Company. ARI is involved in investigation and remediation activities at a property that it now owns to address historical contamination and potential contamination by third parties. The Company is also involved with a state agency in the cleanup of this site under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI in 1994 by ACF Industries LLC (ACF) and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to ARI, ARI would be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
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

ARI is a party to collective bargaining agreements with labor unions at its facilities that expire beginning September 2010 through January 2013.
ARI has been named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. Mediation on January 6, 2009, was not successful and the trial has been scheduled for May 14, 2010. The Company believes that it is not responsible and has meritorious defenses against such liability. While it is reasonably possible that this case could result in a loss, there is not sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.
In 2005, ARI entered into supply agreements with a supplier for two types of steel plate. The agreements expire in 2010 and 2011 and are cancelable by either party. The agreement commits ARI to buy a percentage of its production needs from this supplier at prices that fluctuate with market conditions.
In 2006, ARI entered into an agreement with two parties, including one of the members of the Ohio Castings joint venture and an affiliate of one of the members of the Ohio Castings joint venture, to purchase a minimum of 60.0% of certain of the Company’s railcar component requirements until production was temporarily idled in June. When production idled, the Company began purchasing all of its castings requirements from third party vendors.
In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase new railcar axles from the joint venture. The Company has no minimum volume purchase requirements under this agreement.
The Company entered into a contract in June 2008 to purchase the land and building of the Company’s La Porte, Texas facility that is currently being leased. The lease expires on May 31, 2010 and at that time, the Company will purchase the property for $0.7 million.
Note 17 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	For the Years Ended December 31,
	2009		2008		2007
Weighted average basic common shares outstanding	21,302,296		21,302,296		21,274,082
Dilutive effect of employee stock options	—	(1)	—	(1)(2)	82,609	(2)

Weighted average diluted common shares outstanding	21,302,296		21,302,296		21,356,691

(1)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the years ended December 31, 2009 and 2008. These options were excluded as the exercise price exceeded the average market price for 2009 and 2008. Refer to Note 18 for further discussion of these stock options.

(2)	Stock options to purchase 75,000 shares of common stock granted during the second quarter of 2006 were not included in the calculation for diluted earnings per share for the years ended December 31, 2008 and 2007. These options were excluded as the exercise price exceeded the average market price for 2008 and 2007. During 2008, these stock options were forfeited/cancelled without exercise. Refer to Note 18 for further discussion of these stock options.
Note 18 — Stock Based Compensation
The Company accounts for stock-based compensation granted under the 2005 equity incentive plan, as amended (the 2005 Plan) under the recognition and measurement principles of ASC 718 and its related provisions.

The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1.0 million shares of the Company’s common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. Options and SARs are subject to certain vesting provisions as designated by the board of directors and may have an expiration period that ranges from 5 to 10 years. Options and SARs granted under the 2005 Plan must have an exercise price at or above the fair market value on the date of grant. If any award expires, or is terminated, surrendered or forfeited, then shares of common stock covered by the award will again be available for grant under the 2005 Plan. The 2005 Plan is administered by the Company’s board of directors or a committee of the board. Options and SARs granted pursuant to the requirements of ASC 718 are expensed on a graded vesting method over the vesting period of the instrument.
The following table presents the amounts for stock based compensation expense incurred by ARI and the corresponding line items on the consolidated statements of operations that they are classified within:

	For the Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Stock based compensation expense:
Cost of revenue: manufacturing operations	$237	$28	$139
Cost of revenue: railcar services	42	(2)	9
Selling, administrative and other	895	36	1,779

Total stock based compensation expense	$1,174	$62	$1,927

Income tax benefits related to stock-based compensation arrangements was $0.5 million, less than $0.1 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Stock options
In January 2006, on the date of the initial public offering, the Company granted options to purchase 484,876 shares of common stock under the 2005 Plan. These options were granted at an exercise price equal to the initial public offering price of $21.00 per share. The options have an expiration term of five years and vest in equal annual installments over a three-year period. The Company determined the fair value of these options using a Black-Scholes calculation based on the following assumptions: stock volatility of 35.0%; 5 year term; interest rate of 4.35%; and dividend yield of 1.0%. As there was no history with the stock prices of the Company, the stock volatility rate was determined using volatility rates for several other similar companies within the railcar industry. The five year term represents the expiration of each option. The interest rate used was the five year government Treasury bill rate on the date of grant. Dividend yield was determined from an average of other companies in the industry, as the Company did not have a history of dividend rates.
In April 2006, the Company issued options to purchase a total of 75,000 shares of common stock under the 2005 Plan. These options were granted at an exercise price of $35.69 per share, the closing stock price on the date of the grant. These options had a four year vesting period and a five year expiration period. The Company determined the fair value using the same assumptions and methodology as was used for the options issued in connection with the Company’s initial public offering. During 2008, the Company’s former Chief Financial Officer, William Benac, resigned causing the cancellation of these options resulting in the recognition of $0.4 million of income from the reversal of expense recorded in accordance with ASC 718.
No stock options were granted in 2009, 2008 and 2007.
The Company recognized $0.5 million (exclusive of $0.4 million gain related to cancellation) and $1.3 million, respectively, of compensation expense during the years ended December 31, 2008 and 2007 related to stock options. The Company did not recognize any stock based compensation expense or related income tax benefits related to stock options during the year ended December 31, 2009. The Company recognized income tax benefits related to stock options of less than $0.1 million and $0.5 million during the years ended December 31, 2008 and 2007, respectively.

The following is a summary of option activity under the 2005 Plan:

				Weighted
				Average
			Weighted	Grant-
		Weighted	Average	date Fair	Aggregate
	Shares	Average	Remaining	Value of	Intrinsic
	Covered by	Exercise	Contractual	Options	Value
	Options	Price	Life	Granted	($000)

January 1, 2007	559,876	$22.97
Exercised in 2007	(94,523)

Outstanding at December 31, 2007	465,353	$23.37		$8.21
Cancelled in 2008	(75,000)

Outstanding at December 31, 2008 and 2009	390,353	$21.00	12 months	$7.28	$—	(1)

Exercisable at December 31, 2009	390,353	$21.00	12 months	$7.28	$—	(1)

(1)	—	Options to purchase 390,353 shares, of which all are exercisable, of the Company’s common stock have exercise prices that are above market price, based on the closing market price of $11.02 for a share of the Company’s common stock on the last business day of the year ended December 31, 2009.
No options were exercised in 2009 and 2008. Options to purchase 94,523 shares of the Company’s common stock were exercised during the year ended December 31, 2007. The total intrinsic value of options exercised during the year ended December 31, 2007, was $1.3 million. The Company realized a tax benefit of $0.5 million related to these option exercises.
All outstanding options vested on January 19, 2009 and all compensation costs related to the stock options were recognized as of December 31, 2008.
As of December 31, 2009, an aggregate of 515,124 shares were available for issuance in connection with future equity instrument grants under the Company’s 2005 Plan.
Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The 1,000,000 shares covered by the Plan were registered for issuance to the public with the SEC on a Form S-8 on August 16, 2006.
Restricted stock award
During 2006, the Company issued 285,714 restricted shares of the Company’s common stock to its former Chief Executive Officer. These restricted shares were granted at the initial public offering price of $21.00 and became fully vested in January 2007. All shares under this grant are now transferable without contractual restrictions.
The Company recognized $0.3 million of compensation expense during the year ended December 31, 2007, for this restricted stock grant. The Company recognized $0.1 million of income tax benefits in the year ended December 31, 2007, for this restricted stock grant. No compensation expense or related income tax benefits were recognized during 2008 or 2009 for this restricted stock grant.
The following is a summary of the status and activity related to non-vested shares:

		Weighted
	Non-vested	Average Grant
	Stock Awards	Date Fair Value

Non-vested at January 1, 2007	171,428	$21.00
Vested in 2007	(171,428)	$21.00

Non-vested at December 31, 2007, 2008 and 2009	—	$21.00

Stock appreciation rights
The compensation committee of the board of directors of the Company granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan, during April 2007, April 2008, September 2008 and March 2009.
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
The following table provides an analysis of SARs granted in 2007, 2008 and 2009:

	2009 Grant	2008 Grants	2007 Grant
Grant date	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding at December 31, 2009	306,100	229,050	253,400
Weighted Avg Exercise price	$6.71	$20.81	$29.49
Contractual term	7 years	7 years	7 years

December 31, 2009 SARs Black Scholes Valuation Components:
Stock volatility range	49.4% – 56.3%	51.2% – 60.2%	56.3% – 64.3%
Expected life range	3.2 – 4.7 years	2.7 – 4.2 years	2.1 – 2.8 years
Risk free interest rate range	1.7% – 2.6%	1.7% – 2.6%	1.1% – 1.7%
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	2.0%	9.0%	2.0%
The exercise prices represent the closing price of the Company’s common stock on the date of grant. The SARs have a term of seven years. As there is not yet adequate history of the Company’s stock prices, the stock volatility rate was determined using a combination of the Company’s limited historical volatility rate and the historical volatility rates for several other similar companies within the railcar industry. The expected life ranges represent the use of the simplified method prescribed by the U.S. Securities and Exchange Commission in Staff Accounting Bulletins Official Text Topic 14D2, which uses the average of the vesting period and expiration period of each group of SARs that vest equally over a four-year period. The interest rates used were the government Treasury bill rate on the date of valuation. Dividend yield was determined using the historical dividend rate of the Company. The forfeiture rate used was based on a Company estimate of expected forfeitures over the contractual life of each grant of SARs for each period.

The following is a summary of SARs activity under the 2005 Plan:

			Weighted
	Stock	Weighted	Average		Aggregate
	Appreciation	Average	Remaining	Weighted	Intrinsic
	Rights	Exercise	Contractual	Average Fair	Value
	(SARs)	Price	Life	Value of SARs	($000)

January 1, 2007	—	$—
Granted	275,300	$29.49

Outstanding at December 31, 2007	275,300	$29.49

Granted	274,400	$20.81
Cancelled/Forfeited (1)	(43,674)

Outstanding at December 31, 2008	506,026	$25.18

Granted	306,100	$6.71
Cancelled/Forfeited (1)	(23,576)

Outstanding at December 31, 2009	788,550	$18.13	64 months	$3.43	$1,319	(2)

Exercisable at December 31, 2009	174,278	$27.13	55 months	$1.48	$—	(2)

(1)	—	Of the SARs granted in 2008 19,376 and 19,374 were forfeited in 2009 and 2008, respectively, due to the closing price of the Company’s common stock not achieving a specified price target for twenty trading days during any sixty day trading day period.

(2)	—	SARs with an exercise price of $29.49, $20.88 and $16.46 have no intrinsic value based on the closing market price of $11.02 for a share of the Company’s common stock on the last business day of the year ended December 31, 2009. However, the SARs granted in 2009 with an exercise price of $6.71 have an intrinsic value of $1.3 million based on the closing market price for 2009.
Compensation expense of $1.2 million, less than $0.1 million and $0.3 million was incurred for the years ended December 31, 2009, 2008 and 2007, respectively, related to stock appreciation rights granted under the 2005 Plan. The Company recognized income tax benefits related to SARs of $0.5 million, less than $0.1 million and $0.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.
As of December 31, 2009, unrecognized compensation costs related to the unvested portion of stock appreciation rights were $1.3 million and were expected to be recognized over a period of 36 months.
Note 19 — Common Stock
During each quarter of 2007 and 2008, the Company declared and paid cash dividends of $0.03 per share of common stock of the Company to stockholders of record as of a given date. The Company declared cash dividends in the first two quarters of 2009 and paid cash dividends the first three quarters of 2009 to stockholders of record as of a given date. Subsequently, in August 2009, the Company indefinitely suspended its quarterly dividend payments.
During the year ended December 31, 2007, the Company issued 94,523 shares of its common stock as certain holders of stock options exercised options to purchase the Company’s common stock.
Note 20 — Related Party Transactions
Agreements with ACF
The Company has or had the following agreements with ACF, a company controlled by Mr. Carl C. Icahn, the Company’s principal beneficial stockholder, through Icahn Enterprises L.P. (IELP), and chairman of the Company’s board of directors:
Manufacturing services agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the years ended December 31, 2009, 2008 and 2007, ARI purchased inventory of $13.5 million, $44.7 million and $46.9 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

Supply agreement
Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. Revenue recorded under this arrangement was less than $0.1 million, $0.2 million and $0.1 million, respectively, for the years ended December 31, 2009, 2008 and 2007. Such amounts are included under manufacturing operations revenue from affiliates on the consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other customers.
Inventory storage agreements
In 2006, ARI entered into two inventory storage agreements with ACF to store designated inventory that ARI had purchased under its manufacturing services agreement with ACF at ACF’s facility. Under this agreement, ACF holds the inventory at its facility in segregated locations until such time that the inventory is shipped to ARI.
Wheel set agreements
In 2006, ARI entered into an agreement that provided for ARI to procure, purchase and own the raw material components for wheel sets. These wheel set components are those that are being used in the assembly of wheel sets for ARI under the ARI/ACF manufacturing services agreement. Under the manufacturing services agreement with ACF, which remains unchanged, ARI may continue to pay ACF for its services, specifically labor and overhead, in assembling the wheel sets.
Railcar manufacturing agreement
In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which the Company agreed to purchase approximately 1,400 tank railcars from ACF, supported by a new customer order received at the same time. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, the profit was split evenly between ARI and ACF. Prior to its termination by ACF as described below, the term of the agreement was for five years. Either party had the right to terminate the agreement before its fifth anniversary upon six months prior written notice, with certain exceptions. In September 2008, a termination letter was received from ACF terminating this agreement effective the later of the completion of approximately 1,400 tank railcars or March 2009. The commitment under this agreement was satisfied in March 2009 and the agreement was terminated at that time.
In the years ended December 31, 2009, 2008 and 2007, ARI incurred costs under this agreement of $4.1 million, $24.2 million and $4.1 million, respectively, in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs and such amount is included under cost of goods sold on the consolidated statements of operations. The Company recognized revenue of $19.0 million, $100.3 million and $17.3 million related to railcars shipped under this agreement for the years ended December 31, 2009, 2008 and 2007, respectively.
Other agreements
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. This agreement terminated January 5, 2010.
ARI entered into an agreement in April 2005 to provide ACF with engineering and consulting advice. Fees are based on agreed upon rates. No services were rendered and no amounts were paid during the years ended December 31, 2009, 2008 and 2007.
Agreements with ARL
The Company has or had the following agreements with ARL, a company controlled by Mr. Carl C. Icahn, the Company’s principal beneficial stockholder, through IELP, and chairman of the Company’s board of directors:

Railcar servicing agreement and fleet services agreement
Under a railcar servicing agreement entered into in 2005, the Company agreed to provide ARL with railcar repair and maintenance services, fleet management services and consulting services on safety and environmental matters for railcars owned or managed by ARL and leased or held for lease by ARL. ARL agreed to compensate the Company based on agreed upon rates. Revenue of $16.0 million for the year ended December 31, 2007, was recorded under this arrangement. These amounts are included under railcar services revenue from affiliates on the consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
Effective as of January 1, 2008, the Company entered into a new fleet services agreement with ARL, which replaced the 2005 railcar servicing agreement described above. The new agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the new agreement, the Company continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. The Company currently provides such repair and maintenance services for approximately 26,000 railcars for ARL. The new agreement extends through December 31, 2010, and is automatically renewed for additional one year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate the new agreement. Revenue of $14.4 million and $15.3 million for the years ended December 31, 2009 and 2008, respectively, was recorded under this agreement. Such amounts are included under railcar services revenue from affiliates on the consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other customers.
Services agreement, separation agreement and rent and building services extension agreement
Under the Company’s services agreement with ARL, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by the Company’s vice chairman of the board of directors, which is further described later in this footnote. Under this agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based on an agreed upon fixed annual fee.
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
Total fees paid to ARL were $0.6 million for all the years ended December 31, 2009, 2008 and 2007. The Company did not bill ARL in the year ended December 31, 2007 as no services were performed under this agreement for ARL. The fees paid to ARL are included in selling, administrative and other costs to affiliates on the consolidated statements of operations.
Trademark license agreement
Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI is entitled to annual fees of $1,000 in exchange for this license.
Sales contracts
In 2006, the Company entered into an agreement with ARL for the Company to manufacture and ARL to purchase 1,000 railcars in 2007. The Company, prior to this agreement had manufactured and sold railcars to ARL on a purchase order basis. The agreement also included options for ARL to purchase up to 300 railcars in 2007 and 1,400 railcars in 2008. The option to purchase 1,400 railcars in 2008 was exercised by ARL. ARL also exercised its option to purchase approximately 70 railcars in 2007. Revenue for these railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
In 2006, the Company entered into an additional agreement with ARL for the Company to manufacture and ARL to purchase 500 railcars in both 2008 and 2009.

Agreements with other affiliated parties
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million and bears interest at 4.0%. Due to the temporary idling of the facility, Ohio Castings advised the partners that it was unable to pay the notes when due. The notes were renegotiated and are now due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Accrued interest for this note as of December 31, 2009, was less than $0.1 million. This note receivable is included in investment in joint venture on the accompanying consolidated balance sheet. Total amounts due from Ohio Castings under this note were $0.5 million and $0.5 million at December 31, 2009 and 2008, respectively.
In connection with the Company’s investment in Ohio Castings, ARI has a guarantee on bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $1.5 million was outstanding as of December 31, 2009. ARI also has a guarantee of a $2.0 million state loan that provides for purchases of capital equipment, of which $0.5 million was outstanding as of December 31, 2009. The two other partners of Ohio Castings have made identical guarantees of these obligations.
The Company leases a facility from an entity owned by its vice chairman of the board of directors. Expenses paid for this facility were $0.4 million, $0.4 million and $0.3 million, respectively, for the years ended December 31, 2009, 2008 and 2007. These costs are included in costs of manufacturing operations as well as selling, administrative and other costs from affiliates on the consolidated statements of operations.
One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50.0% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. As of June 30, 2009, Axis had approximately $62.2 million outstanding under the credit agreement of which the Company’s exposure was 50.0%. The Company’s guaranty had a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture made an identical guarantee relating to this credit agreement. Effective August 5, 2009, the Company and the other initial partner acquired this loan, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. The total commitment under the loan is up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million under the revolving loans. The balance outstanding on the portion of these loans due to ARI Component was $31.5 million in principal and $1.0 million of accrued interest both as of December 31, 2009. ARI Component is responsible to fund 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.5 million as of December 31, 2009. See Note 11 for further information regarding this transaction and the terms of the underlying loan.
In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase new railcar axles from the joint venture. The Company does not have a minimum volume purchase requirement under this agreement.
Effective January 1, 2009, ARI entered into a services agreement with a term of one year to provide Axis accounting, tax, human resources and information technology assistance for an annual fee of $0.2 million.
Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the board of directors and became a consultant to the Company. In exchange for these services, Mr. Unger will receive an annual consulting fee of $135,000 and an annual director fee of $65,000 that are both payable quarterly, in advance, and the Company will continue to provide Mr. Unger with an automobile allowance. In his role as consultant, Mr. Unger will report to and serve at the discretion of the Company’s board of directors.
Financial information for transactions with affiliates
As of December 31, 2009 and 2008, accounts receivable of $1.4 million and $10.3 million, respectively, were due from ACF, Ohio Castings, ARL and Axis.
As of December 31, 2009 and 2008, interest receivable of $1.0 million and less than $0.1 million, respectively, were due from Ohio Castings and Axis.
As of December 31, 2009 and 2008, accounts payable of $0.6 million and $5.2 million, respectively, were due to ACF and ARL.

Cost of railcar manufacturing for the years ended December 31, 2009, 2008 and 2007 included $37.4 million, $73.6 million and $41.2 million, respectively, in railcar products produced by Ohio Castings.
Cost of railcar manufacturing for the years ended December 31, 2009, 2008 and 2007 included $1.2 million, zero and zero, respectively, in axles produced by Axis.
Inventory at December 31, 2009, included no purchases from Ohio Castings and $0.3 million from Axis. Inventory at December 31, 2008 included $4.9 million of purchases from Ohio Castings and none from Axis. At December 31, 2009 and 2008, all profit from related parties for inventory still on hand was eliminated.
Note 21 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2009	Operations	Services	& all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$365,329	$58,102	$—	$—	$423,431
Intersegment revenues	1,303	109	—	(1,412)	—
Cost of revenue — external customers	(329,025)	(47,015)	—	—	(376,040)
Cost of intersegment revenue	(1,066)	(102)	—	1,168	—

Gross profit (loss)	36,541	11,094	—	(244)	47,391
Selling, administration and other	(7,051)	(2,177)	(15,913)	—	(25,141)

Earnings (loss) from operations	$29,490	$8,917	$(15,913)	$(244)	$22,250

Total assets	$271,862	$47,283	$345,219	$—	$664,364
Capital expenditures	3,823	10,711	513	—	15,047
Depreciation and amortization	19,929	2,395	1,799	—	24,123

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2008	Operations	Services	& all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$757,505	$51,301	$—	$—	$808,806
Intersegment revenues	717	148	—	(865)	—
Cost of revenue — external customers	(682,744)	(41,653)	—	—	(724,397)
Cost of intersegment revenue	(580)	(122)	—	702	—

Gross profit (loss)	74,898	9,674	—	(163)	84,409
Selling, administration and other	(7,655)	(2,551)	(16,329)	—	(26,535)

Earnings (loss) from operations	$67,243	$7,123	$(16,329)	$(163)	$57,874

Total assets	$351,037	$40,246	$288,371	$—	$679,654
Capital expenditures	42,163	7,396	2,874	—	52,433
Depreciation and amortization	17,513	2,086	1,361	—	20,960

As of and for the year ended	Manufacturing	Railcar	Corporate
December 31, 2007	Operations	Services	& all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$648,124	$50,003	$—	$—	$698,127
Intersegment revenues	981	509	—	(1,490)	—
Cost of revenue — external customers	(568,023)	(41,040)	—	—	(609,063)
Cost of intersegment revenue	(819)	(471)	—	1,290	—

Gross profit (loss)	80,263	9,001	—	(200)	89,064
Selling, administration and other	(7,667)	(2,123)	(17,589)	—	(27,379)

Earnings (loss) from operations	$72,596	$6,878	$(17,589)	$(200)	$61,685

Total assets	$320,313	$37,243	$296,828	$—	$654,384
Capital expenditures	53,518	2,017	3,832	—	59,367
Depreciation and amortization	12,121	1,803	841	—	14,765

Manufacturing Operations
Manufacturing revenues from affiliates were 24.8%, 22.6% and 20.1% of total consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.
Manufacturing revenues from one unaffiliated significant customer totaled 35.6%, 44.7% and 51.6% of total consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.
Manufacturing revenues from two significant customers, one affiliated and one unaffiliated, were 60.4%, 67.4% and 71.7% of total consolidated revenues for the years ended December 31, 2009, 2008 and 2006, respectively.
Manufacturing receivables from one unaffiliated significant customer totaled 10.8% of total consolidated accounts receivable at December 31, 2009. No other customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2009. Manufacturing receivables from one unaffiliated significant customer were 22.9% of total consolidated accounts receivable at December 31, 2008. Manufacturing receivables from two significant customers were 62.9% of total consolidated accounts receivable at December 31, 2008.
Railcar Services
Railcar services revenues from affiliates were 3.4%, 1.9% and 2.3% of total consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively. No single railcar services customer accounted for more than 10.0% of total consolidated revenue for the years ended December 31, 2009, 2008 and 2007. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2009 and 2008.
Note 22 — Supplemental Cash Flow Information
ARI received interest income of $5.6 million, $7.8 million and $13.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
ARI paid interest expense, net of capitalized interest, of $20.2 million, $19.5 million and $8.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
ARI paid taxes of $7.3 million, $18.9 million and $20.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company incurred stock based compensation expense of $1.2 million, less than $0.1 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, in connection with various grants of stock-based compensation to certain employees.
On January 1, 2007, ARI recorded a $1.6 million liability that was reclassed from a deferred tax liability account related to the Company’s unrecognized tax liability in accordance with ASC 740. See Note 14 for further discussion.
On October 30, 2008, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to stockholders of record as of January 9, 2009 that was paid on January 23, 2009.
In November 2007, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to stockholders of record as of January 8, 2008 that was paid on January 18, 2008.
In December 2006, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to stockholders of record as of January 8, 2007 that was paid on January 19, 2007.

Note 23 — Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth	Year to
	quarter	quarter	quarter	quarter	Date
	(in thousands, except per share data)
2009
Sales	$156,947	$109,926	$78,098	$78,460	$423,431
Gross profit	16,377	12,809	8,810	9,395	47,391
Net earnings	2,726	1,132	1,092	10,508	15,458
Net earnings per common share-basic	$0.13	$0.05	$0.05	$0.50	$0.73
Net earnings per common share-diluted	$0.13	$0.05	$0.05	$0.50	$0.73

	First	Second	Third	Fourth	Year to
	quarter	quarter	quarter	quarter	Date
	(in thousands, except per share data)
2008
Sales	$184,049	$204,482	$217,248	$203,027	$808,806
Gross profit	22,292	20,612	19,603	21,902	84,409
Net earnings	10,128	6,232	7,447	7,575	31,382
Net earnings per common share-basic	$0.48	$0.29	$0.35	$0.35	$1.47
Net earnings per common share-diluted	$0.48	$0.29	$0.35	$0.35	$1.47
Note 24 — Subsequent Events
All of the subsequent events that are disclosed in the Notes to the Company’s Consolidated Financial Statements have been evaluated through the date these financial statements were issued.
On January 15, 2010, 11.6 million shares of ARI’s common stock, beneficially owned by Mr. Carl C. Icahn and representing 54.3% of all of the Company’s outstanding common stock, were sold to IELP. Mr. Icahn is the beneficial owner of 92.6% of IELP and thus, he remains the Company’s beneficial stockholder, Mr. Icahn also is the chairman of the Company’s board of directors.
On January 29, 2010, ARI purchased certain assets from ACF for approximately $0.9 million that will allow the Company to manufacture railcar components previously purchased from ACF. The purchase price was determined using various factors, including but not limited to, independent appraisals that assessed fair market value for the purchased assets, each asset’s remaining useful life and the replacement cost of each asset.
In February 2010, through the Company’s wholly-owned subsidiary, ARI DMU LLC, ARI formed US Railcar Company LLC (USRC), a joint venture that the Company expects will design, manufacture and sell Diesel Multiple Units (DMUs) to public transit authorities and communities upon order. DMUs are self-propelled passenger railcars in both single- and bi-level configurations.
The Company made a $0.2 million capital contribution to Ohio Castings on March 4, 2010.
The Company made a $0.3 million capital contribution to Axis on March 12, 2010.

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
Management’s Report on Internal Control over Financial Reporting
Our Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Grant Thornton, LLP, the independent registered public accounting firm, who also audited our consolidated financial statements. Grant Thornton’s attestation report on our internal control over financial reporting is included herein.
PART III
Item 10: Directors, Executive Officers and Corporate Governance of the Registrant
We have adopted a Code of Business Conduct and a Code of Ethics for Senior Financial Officers that applies to all of our directors, officers, and employees. The Code of Business Conduct and Code of Ethics for Senior Financial Officers are posted on our website at www.americanrailcar.com under the caption “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Current Report on Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above.
The additional information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders (the 2010 Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 11: Executive Compensation
Information required by this item is incorporated by reference to our 2010 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to our 2010 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to our 2010 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
Item 14: Principal Accountant Fees and Services
Information required by this item is incorporated by reference to our 2010 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
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

American Railcar Industries, Inc.
Date: March 12, 2010	By:	/s/ James Cowan
		Name:	James Cowan
		Title:	President and Chief Executive Officer

Signature	Title	Date

/s/ James Cowan Name: James Cowan	President and Chief Executive Officer (principal executive officer)	March 12, 2010

/s/ Dale C. Davies Name: Dale C. Davies	Senior Vice President, Chief Financial Officer (principal financial officer) and Treasurer	March 12, 2010

/s/ Michael E. Vaughn Name: Michael E. Vaughn	Vice President and Corporate Controller (principal accounting officer)	March 12, 2010

/s/ James J. Unger Name: James J. Unger	Vice Chairman of our Board of Directors	March 12, 2010

/s/ Vincent J. Intrieri Name: Vincent J. Intrieri	Director	March 12, 2010

/s/ Stephen Mongillo Name: Stephen Mongillo	Director	March 12, 2010

/s/ James Pontious Name: James Pontious	Director	March 12, 2010

/s/ J. Mike Laisure Name: J. Mike Laisure	Director	March 12, 2010

/s/ Brett Icahn Name: Brett Icahn	Director	March 12, 2010

/s/ Harold First Name: Harold First	Director	March 12, 2010

/s/ Hunter Gary Name: Hunter Gary	Director	March 12, 2010

Exhibit index

Exhibit No.	Description of Exhibit

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

2.3
Agreement and Plan of Merger between American Railcar Industries, Inc., a Delaware corporation, and American Railcar Industries, Inc., a North Dakota corporation, (incorporated by reference to Exhibit 2.1 to ARI’s Current Report on Form 8-K, filed with the SEC on June 30, 2009).

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

4.1
Specimen Common Stock Certificate of American Railcar Industries, Inc., a North Dakota corporation (incorporated by reference to Exhibit 4.2 to ARI’s Current Report on Form 8-K, filed with the SEC on June 30, 2009).

4.2	Indenture (Including the form of note), Dated as of February 28, 2007 (incorporated by reference to Exhibit 4.2 to ARI’s Current Report on Form 8-K, filed with the SEC on March 1, 2007).

4.3	First Supplemental Indenture, Dated as of June 30, 2009 (incorporated by reference to Exhibit 4.1 to ARI’s Current Report on Form 8-K, filed with the SEC of June 30, 2009).

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

10.3
License Agreement dated as of October 1, 1994 by and between American Railcar Industries, Inc. and ACF Industries, Incorproated as Licensee (incorporated by reference to Exhibit 10.3 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

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

10.6
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

10.9
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

10.12
Trademark License Agreement dated as of June 30, 2005 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.32 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.13
Summary Plan Description of Executive Survivor Insurance Plan Program of Insurance Benefits for Salaried Employees of American Railcar Industries, Inc (incorporated by reference to Exhibit 10.33 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.14
Supplemental Executive Retirement Plan of American Railcar Industries, Inc (incorporated by reference to Exhibit 10.34 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

10.15
American Railcar, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.36 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.16
Form of Option Agreement, as amended, under American Railcar Industries, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.37 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.17
American Railcar Industries, Inc. 2005 Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.18
Purchase and Sale Agreement dated March 31, 2006 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.39 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).†

10.19
Purchase and Sale Agreement dated September 19, 2006 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.41 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).†

Exhibit No.	Description of Exhibit

10.20
Wheel Set Component and Finished Wheel Set Storage Agreement dated November 13, 2006 between ACF Industries LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.42 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).

10.21	Registration Rights Agreement, dated February 28, 2007 (incorporated by reference to Exhibit 10.44 to ARI’s Current Report on Form 8-K, filed with the SEC on March 1, 2007).

10.22	Employment Agreement with Alan C. Lullman (incorporated by reference to Exhibit 10.44 to ARI’s Current Report on Form 8-K, filed with the SEC on March 30, 2007).

10.23	ARI/ARL Services Separation Agreement (incorporated by reference to Exhibit 10.45 to ARI’s Current Report on Form 8-K, filed with the SEC on April 5, 2007).

10.24	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.46 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2007).

10.25
Axis, LLC Amended and Restated Limited Liability Company Agreement, dated as of January 25, 2008 (incorporated by reference to Exhibit 10.51 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 22, 2008).

10.26
ARI / ARL Rent and Building Services Extension Agreement, dated as of February 22, 2008 (incorporated by reference to Exhibit 10.52 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 22, 2008).

10.27
Fleet Services Agreement with American Railcar Leasing, LLC, dated as of February 26, 2008 (incorporated by reference to Exhibit 10.53 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008). †

10.28
Joint Venture Agreement by and between American Railcar Mauritius II and Amtek Transportation Systems Limited (incorporated by reference to Exhibit 10.54 to ARI’s Current Report on Form wil8-K, filed with the SEC on June 20, 2008).

10.29
Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.55 to ARI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008).

10.30
Employment Agreement between American Railcar Industries, Inc. and Dale C. Davies, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.56 to ARI’s Current Report on Form8-K, filed with the SEC on September 16, 2008).

10.31	Letter Agreement (Amendment to SARs) (incorporated by reference to Exhibit 10.57 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2009).

10.32
Form of 2009 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.58 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009).

10.33
Employment Agreement between American Railcar Industries, Inc. and James Cowan dated as of May 8, 2009 (incorporated by reference to Exhibit 10.59 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009).

10.34
Axis Credit Agreement dated as of December 28, 2007, as amended January 28, 2008, February 29, 2008, March 31, 2008 and August 5, 2009 (incorporated by reference to Exhibit 10.60 to ARI’s Quarterly Report on Form10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.35
Master Assignment Agreement dated as of August 5, 2009 (incorporated by reference to Exhibit 10.61 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

Exhibit No.	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of American Railcar Industries, Inc.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission.