Form 10-Q
period 2010-03-31
American Railcar Industries, Inc.
filed 2010-05-05
CIK 1344596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on May 3, 2010 was 21,302,296 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of

	March 31, 2010	December 31, 2009

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$323,723	$347,290
Short-term investments - available-for-sale securities	2,176	3,802
Accounts receivable, net	12,903	11,409
Accounts receivable, due from affiliates	4,102	1,356
Income taxes receivable	1,464	1,768
Inventories, net	41,703	40,063
Deferred tax assets	2,812	2,018
Prepaid expenses and other current assets	4,943	4,898

Total current assets	393,826	412,604

Property, plant and equipment, net	194,611	199,349
Deferred debt issuance costs	2,413	2,568
Interest receivable, due from affiliates	1,590	982
Goodwill	7,169	7,169
Investments in and loans to joint ventures	49,554	41,155
Other assets	1,037	537

Total assets	$650,200	$664,364

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,141	$16,874
Accounts payable, due to affiliates	457	576
Accrued expenses and taxes	5,584	4,515
Accrued compensation	8,560	8,799
Accrued interest expense	1,719	6,875

Total current liabilities	34,461	37,639

Senior unsecured notes	275,000	275,000
Deferred tax liability	3,536	7,120
Pension and post-retirement liabilities	6,261	6,279
Other liabilities	2,751	2,686

Total liabilities	322,009	328,724

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 shares issued and outstanding at March 31, 2010 and December 31, 2009	213	213
Additional paid-in capital	238,789	239,617
Retained earnings	87,192	94,215
Accumulated other comprehensive income	1,997	1,595

Total stockholders’ equity	328,191	335,640

Total liabilities and stockholders’ equity	$650,200	$664,364

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,

	2010	2009

Revenues:
Manufacturing operations (including revenues from affiliates of $12,575 and $48,405 for the three months ended March 31, 2010 and 2009, respectively)	$35,635	$144,670

Railcar services (including revenues from affiliates of $2,841 and $3,533 for the three months ended March 31, 2010 and 2009, respectively)	16,676	12,277

Total revenues	52,311	156,947

Cost of revenue:
Manufacturing operations	(37,387)	(130,098)
Railcar services	(13,968)	(10,472)

Total cost of revenue	(51,355)	(140,570)
Gross profit	956	16,377

Selling, administrative and other (including costs related to affiliates of $154 for both the three months ended March 31, 2010 and 2009, respectively)	(6,087)	(7,013)

(Loss) earnings from operations	(5,131)	9,364

Interest income (including income related to affiliates of $607 and $5 for the three months ended March 31, 2010 and 2009, respectively)	730	1,183
Interest expense	(5,321)	(5,140)
Other income (loss) (including income related to affiliates of $4 and $0 for the three months ended March 31, 2010 and 2009, respectively)	85	(96)
Loss from joint ventures	(1,782)	(842)

(Loss) earnings before income taxes	(11,419)	4,469
Income tax benefit (expense)	4,396	(1,743)

Net (loss) earnings	$(7,023)	$2,726

Net (loss) earnings per common share - basic and diluted	$(0.33)	$0.13
Weighted average common shares outstanding - basic and diluted	21,302	21,302

Dividends declared per common share	$-	$0.03

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,

	2010	2009

Operating activities:
Net (loss) earnings	$(7,023)	$2,726
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	5,915	5,644
Amortization of deferred costs	175	171
Loss on disposal of property, plant and equipment	-	71
Stock based compensation	700	(35)
Change in interest receivable, due from affiliates	(608)	-
Change in investments in joint ventures as a result of loss	1,782	842
Realized gain on short-term investments - available-for-sale securities	(81)	-
Unrealized loss on derivatives	-	91
(Benefit) provision for deferred income taxes	(4,423)	712
Recovery for doubtful accounts receivable	(26)	(37)
Investing activities reclassified from operating activities:
Interest income on short-term investments - available-for-sale securities	-	(647)
Realized loss on derivatives	-	20
Dividends received from short-term investments - available-for-sale securities	-	(15)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,442)	10,563
Accounts receivable, due from affiliate	(2,746)	(4,831)
Income taxes receivable	304	-
Inventories, net	(1,617)	15,867
Prepaid expenses	(54)	(344)
Accounts payable	1,259	(9,440)
Accounts payable, due to affiliate	(119)	(1,464)
Accrued expenses and taxes	(4,960)	(7,368)
Other	(744)	(135)

Net cash (used in) provided by operating activities	(13,708)	12,391
Investing activities:
Purchases of property, plant and equipment	(1,491)	(4,949)
Sale (purchase) of short-term investments - available-for-sale securities	1,832	(36,841)
Interest income on short-term investments - available-for-sale securities	-	647
Realized loss on derivatives	-	(20)
Dividends received from short-term investments - available-for-sale securities	-	15
Investments in and loans to joint ventures	(10,205)	(1,324)

Net cash used in investing activities	(9,864)	(42,472)
Financing activities:
Common stock dividends	-	(639)

Net cash used in financing activities	-	(639)

Effect of exchange rate changes on cash and cash equivalents	5	23

Decrease in cash and cash equivalents	(23,567)	(30,697)
Cash and cash equivalents at beginning of period	347,290	291,788

Cash and cash equivalents at end of period	$323,723	$261,091

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods fairly stated. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

Note 1 - Description of the Business

ARI manufactures railcars, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI also provides railcar maintenance services for railcar fleets. In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.

The condensed consolidated financial statements of the Company include the accounts of ARI and its wholly-owned subsidiaries. Through its wholly-owned subsidiary, Castings, LLC (Castings), the Company has a one-third ownership interest in Ohio Castings Company, LLC (Ohio Castings), a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component Venture, LLC (ARI Component), the Company has a 41.8% ownership interest in Axis, LLC (Axis HoldCo), which in turn has a 100.0% interest in Axis Operating Company, LLC (Axis), a limited liability company formed to produce railcar axles, for use or sale by the ownership group. The Company has a wholly-owned subsidiary, American Railcar Mauritius I (ARM I) that wholly-owns American Railcar Mauritius II (ARM II). Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar Industries Private Limited (Amtek Railcar), a joint venture in India that was formed to produce railcars and railcar components in India for sale by the joint venture. Through its wholly-owned subsidiary, ARI DMU LLC, the Company has a 0.1% ownership interest in US Railcar Company LLC (USRC), a joint venture that the Company expects will design, manufacture and sell Diesel Multiple Units (DMUs) to public transportation authorities and communities upon order. Through its wholly-owned subsidiary, ARI Longtrain, Inc. (Longtrain), the Company makes investments from time to time. All intercompany transactions and balances have been eliminated.

The Company’s operations are located in the United States and Canada. The Company operates a railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 2.5% and 0.5% of total consolidated revenues for the three months ended March 31, 2010 and 2009, respectively. Canadian assets were 1.7% and 1.6% of total consolidated assets as of March 31, 2010 and December 31, 2009, respectively. In addition, the Company’s subsidiaries ARM I and ARM II are located in Mauritius. Assets held by ARM I and ARM II were 1.5% and less than 0.1% of total consolidated assets as of March 31, 2010 and December 31, 2009, respectively. ARM I and ARM II have not had any revenues to date.

Note 2 – Summary of Accounting Policies

Reclassifications

Certain reclassifications of prior year presentations that are of a normal recurring nature have been made to conform to the 2010 presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued authoritative guidance to amend the accounting and disclosure requirements for variable interest entities (VIE). The new guidance requires on-going assessments to determine the primary beneficiary of a VIE and amends the primary beneficiary assessment and disclosure requirements. This guidance is effective for the first interim and annual reporting period that begins after November 15, 2009. This guidance did not have a material impact on the condensed consolidated financial statements.

Note 3 – Short-term Investments – Available-for-Sale Securities

During January 2008, Longtrain purchased approximately 1.5 million shares of common stock of The Greenbrier Companies, Inc. (GBX) in the open market for $27.9 million. This investment was made with the intention to enter into discussions regarding a possible business combination of the Company and GBX. During 2008, it was disclosed that the parties were not at that time pursuing further discussions regarding a business combination. Subsequently, Longtrain sold a majority of the GBX shares it owned. This investment is classified as a short-term investment available-for-sale security as the Company does not intend on holding this investment long-term.

During the first quarter 2010, approximately 0.2 million shares of GBX common stock were sold for proceeds of $1.4 million and a realized gain of $0.1 million. The cost basis of the shares sold was determined through specific identification. As of March 31, 2010 the market value of the remaining approximately 0.2 million shares of GBX common stock owned by the Company was $2.2 million. The market value of the approximately 0.4 million shares of GBX common stock owned by the Company at December 31, 2009 was $3.8 million. The resulting net unrealized gains of $0.1 million were recognized as accumulated other comprehensive income within stockholder’s equity, net of deferred taxes as of March 31, 2010.

The Company performed a review of its investment in GBX common stock as of December 31, 2009 to determine if an other-than-temporary impairment existed. Factors considered in the assessment included but were not limited to the following: the Company’s ability and intent to hold the security until loss recovery, the sale of shares at a loss, the number of quarters in an unrealized loss position and other market conditions. Based on this analysis, the Company recorded an impairment charge of $2.9 million related to the investment. As such, there were no unrealized losses as of December 31, 2009.

During the first quarter of 2009, Longtrain purchased corporate bonds that mature in 2015 for a total of $36.8 million and subsequently sold all of these bonds in the second half of 2009.

Note 4 – Foreign Currency Option

The Company accounts for its foreign currency option as either an asset or liability in the balance sheet at fair value. As the foreign currency option did not qualify for hedge accounting, all unrealized gains and losses were reflected in the Company’s condensed consolidated statements of operations and the fair value was recorded on the balance sheet.

The Company entered into a foreign currency option in October 2008, to purchase Canadian Dollars (CAD) for $5.3 million U.S. Dollars (USD) from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. ARI entered into this option agreement to reduce the exposure to foreign currency exchange risk related to capital expenditures for the expansion of the Company’s Canadian repair facility. This option resulted in a realized loss of less than $0.1 million for the three months ended March 31, 2009, based on the exchange spot rate on the various exercise dates.

Note 5 – Fair Value Measurements

The fair value hierarchal disclosure framework prioritizes and ranks the level of market price observability used in measuring investments and non-recurring nonfinancial assets and nonfinancial liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment or nonfinancial assets and liabilities. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The following table summarizes the valuation of the Company’s investments by the above fair value hierarchy levels as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments - available-for-sale securities	$2,176	$-	$-	$2,176

The following table summarizes the valuation of the Company’s investments by the above fair value hierarchy levels as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments - available-for-sale securities	$3,802	$-	$-	$3,802

Note 6 – Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009

	(in thousands)
Raw materials	$24,127	$21,307
Work-in-process	10,249	8,411
Finished products	9,666	12,271

Total inventories	44,042	41,989
Less reserves	(2,339)	(1,926)

Total inventories, net	$41,703	$40,063

Note 7 – Property, Plant and Equipment

The following table summarizes the components of property, plant and equipment.

	March 31, 2010	December 31, 2009
	(in thousands)
Property, plant and equipment
Buildings	$146,371	$146,064
Machinery and equipment	175,284	174,021

	321,655	320,085
Less accumulated depreciation	(131,913)	(126,074)

Net property, plant and equipment	189,742	194,011
Land	3,306	3,306
Construction in process	1,563	2,032

Total property, plant and equipment	$194,611	$199,349

Depreciation expense

Depreciation expense for the three months ended March 31, 2010 and 2009 was $5.9 million and $5.6 million, respectively.

Capitalized interest

In conjunction with the interest costs incurred related to the Unsecured Senior Fixed Rate Notes offering described in Note 11, the Company has been recording capitalized interest on certain property, plant and equipment capital projects. ARI also capitalized interest related to the investment in Axis during its developmental stage. The amount of interest capitalized for the three months ended March 31, 2010 and 2009 was less than $0.1 million and $0.2 million, respectively.

Lease agreements

During 2008, the Company entered into two agreements to lease a fixed number of railcars to third parties for multiple years. One of the leases includes a provision that allows the lessee to purchase any portion of the leased railcars at any time during the lease term for a stated market price, which approximates fair value. These agreements have been classified as operating leases and the leased railcars have been included in machinery and equipment and will be depreciated in accordance with the Company’s depreciation policy.

Note 8 – Goodwill

Goodwill is not amortized but it is tested for impairment at least annually by comparing the fair value of the asset to its carrying value. The Company has $7.2 million of goodwill related to the acquisition of Custom Steel in 2006.

The Company performs the annual goodwill impairment test as of March 1 of each year. The valuation uses a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the 2010 annual impairment test of the goodwill generated from the Custom Steel acquisition.

Note 9 – Investments in and Loans to Joint Ventures

The Company is party to four joint ventures; Ohio Castings, Axis, Amtek Railcar and USRC, which are accounted for using the equity method. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts.

The carrying amount of investments in and loans to joint ventures are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$5,663	$5,644
Axis	34,141	35,511
Amtek Railcar	9,750	-
USRC	-	-

Total investments in and loans to joint ventures	$49,554	$41,155

The maximum exposure to loss as a result of investments in and loans to joint ventures are as follows:

March 31, 2010
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$5,167
Loan guarantee	2
Note and accrued interest receivable [1]	515

Total Ohio Castings exposure	5,684
Axis
Investment	2,642
Loans and accrued interest receivable [1]	33,068

Total Axis exposure	35,709

Amtek Railcar	9,750

USRC	-

Total exposure to loss due to joint ventures	$51,143

1 Accrued interest receivable is included in interest receivable, due from affiliates and not investments in and loans to joint ventures on the condensed consolidated balance sheet.

Ohio Castings

In June 2009, Ohio Castings temporarily idled its manufacturing facility. In conjunction with the temporary idling, Ohio Castings performed an analysis of long-lived assets. Based on this analysis, Ohio Castings concluded that its long-lived assets were not impaired. In turn, ARI evaluated its investment in Ohio Castings and determined there was no impairment. The Company and Ohio Castings will continue to monitor for impairment as necessary. The Company currently expects that the joint venture partners will restart Ohio Castings’ production when demand returns.

Ohio Castings has notes payable to ARI and the other two partners, with a current balance of $0.5 million, each, that are due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Accrued interest for this note as of March 31, 2010 and December 31, 2009 was less than $0.1 million.

The Company and the other members of Ohio Castings, have equally guaranteed bonds payable and a state loan issued to one of Ohio Castings’ subsidiaries by the State of Ohio, as further discussed in Note 14. The value of the guarantee was less than $0.1 million at both March 31, 2010 and December 31, 2009. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled, through equity contributions by ARI and the other partners. In March 2010, ARI made a capital contribution to Ohio Castings of $0.2 million to fund expenses including debt payments during the plant idling. The other two partners made matching contributions.

The Company accounts for its investment in Ohio Castings using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the power to individually direct the activities of Ohio Castings that most significantly impact its economic performance. The significant factors in this determination were that no partner, including the Company and Castings, has rights to the majority of returns, losses or votes, Ohio Castings’ operations are temporarily idled and the risk of loss to Castings and the Company is limited to the Company’s investment through Castings, the note due to ARI and Ohio Castings’ subsidiary’s debt with the State of Ohio, which the Company has guaranteed.

See Note 19 for information regarding financial transactions among the Company, Ohio Castings and Castings.

Summary financial results for Ohio Castings, the investee company are as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Financial results
Sales	$-	$8,302

Gross (loss) profit	(261)	27

Loss before interest	(507)	(801)

Net loss	$(538)	$(768)

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

During 2010, the executive committee of Axis issued a capital call. The two minority partners elected not to participate in the capital call and ARI and the other initial partner have equally contributed the necessary capital, which amounted to $0.3 million for each initial partner as of March 31, 2010. The capital contributions are utilized to provide working capital. The partners’ ownership percentages have been adjusted accordingly. As a result, as of March 31, 2010, ARI and the other initial partner’s ownership interests have been adjusted to 41.8% each.

Under a credit agreement entered into in December 2007 among Axis, Bank of America, as administrative agent (Axis Agent), and the lenders party thereto (as amended, the Axis Credit Agreement), the original lenders made financing available to Axis in an aggregate amount of up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million in revolving loans. In July 2009, the Axis Agent alleged that Axis was in default under the Axis Credit Agreement and in connection therewith proposed certain amendments to the Axis Credit Agreement. Axis disputed the alleged default. Following discussions with the Axis Agent and Axis, effective August 5, 2009, ARI Component and a wholly-owned subsidiary of the other initial partner acquired the Axis Credit Agreement, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. In connection with the purchase of the Axis loan, the associated guarantees of the Company and the other initial partner were canceled and certain modifications were made, including to the interest rate.

Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. In either case, the interest rate is subject to increase upon the occurrence of certain events of default. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable quarterly. Additionally, at Axis’ election, until December 31, 2010, interest may be payable by increasing the outstanding principal amount of the term loans by the amount of interest otherwise due and payable in cash.

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

The balance outstanding on these loans, due to ARI Component, was $31.5 million in principal and $1.6 million of accrued interest as of March 31, 2010 and $31.5 million in principal and $1.0 million of accrued interest as of December 31, 2009. ARI Component is responsible for funding 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.5 million as of March 31, 2010.

The Company accounts for its investment in Axis using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the power to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that no partner, including the Company and its wholly-owned subsidiary, has rights to the majority of returns, losses or votes, the executive committee and board of directors of the joint venture are comprised of one representative from each initial partner with equal voting rights and the risk of loss to the Company and subsidiary is limited to its investment in Axis and the loans due to ARI under the Axis Credit Agreement. The Company also considered the factors that most significantly impact Axis’ economic performance and determined that ARI does not have the power to individually direct the majority of those activities.

See Note 19 for information regarding financial transactions among the Company, ARI Component and Axis.

Summary financial results for Axis, the investee company, are as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Financial Results
Sales	$2,706	$-

Gross loss	(2,437)	-

Operating loss	(2,620)	(1,639)

Net loss	$(3,836)	$(1,910)

Amtek Railcar

In June 2008, the Company, through ARM I and ARM II, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. In March 2010, the Company made a $9.8 million equity contribution to Amtek Railcar. ARI’s ownership was 50.0% both before and after the equity contribution. As production has not begun and Amtek Railcar is in the beginning stages of facility construction, the joint venture is considered a development stage enterprise.

The Company accounts for its investment in Amtek Railcar using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary and does not have a controlling financial interest and does not have the power to individually direct the activities of Amtek Railcar that most significantly impact its economic performance. The significant factors in this determination were that Amtek Railcar is a development stage enterprise, no partner, including the Company and its wholly-owned subsidiaries, has rights to the majority of returns, losses or votes and the risk of loss to the Company and subsidiaries is limited to its investment in Amtek Railcar.

USRC

In February 2010, through the Company’s wholly-owned subsidiary, ARI DMU LLC, ARI formed USRC, a joint venture that the Company expects will design, manufacture and sell DMUs to public transit authorities and communities upon order. DMUs are self-propelled passenger railcars in both single- and bi-level configurations. During March 2010, the Company made equity contributions of less than $0.1 million resulting in an ownership of 0.1% by ARI. ARI’s ownership interest is determined by equity contributions. However, under the terms of the joint venture agreement, ARI is entitled to 47.5% of USRC’s profits and losses regardless of ownership interest. As production has not begun and USRC is in the beginning stages, the joint venture is considered a development stage enterprise.

The Company accounts for its investment in USRC using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the power to individually direct the activities of USRC that most significantly impact its economic performance. The significant factors in this determination were that USRC is a development stage enterprise, no partner, including the Company and its wholly-owned subsidiary, has rights to the majority of returns, losses or votes and the risk of loss to the Company and subsidiary is limited to its investment in USRC.

Summary financial results for USRC, the investee company, are as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)

Financial Results
Sales	$-	$-

Gross profit	-	-

Loss before interest	(14)

Net loss	$(14)	$-

Note 10 - Warranties

The Company provides limited warranties on certain products for periods of one year for parts and services and five years for new railcars. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. Fluctuations in the Company’s warranty provision and experience of warranty claims are the result of variations in these factors. The Company assesses the adequacy of its warranty liability based on changes in these factors.

The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Liability, beginning of period	$1,094	$2,595
Provision for warranties issued during the year, net of adjustments	264	428
Provision for warranties issued in previous years, net of adjustments	(51)	(420)
Warranty claims	(246)	(640)

Liability, end of period	$1,061	$1,963

Note 11 – Long-term Debt

In February 2007, the Company issued $275.0 million unsecured senior fixed rate notes that were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was approximately $269.5 million at March 31, 2010, based on the closing market price as of that date which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 5.

The Notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of March 31, 2010, based on the Company’s fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including the Company’s ability to incur additional debt, have become further restricted. The Company was in compliance with all of its covenants under the Notes as of March 31, 2010.

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

Note 12 - Income Taxes

For Federal purposes, the Company’s tax years 2006 to 2009 remain open to examination. For state purposes, the Company’s tax years 2005 to 2009 remain open to examination by various taxing jurisdictions with the latest statute of limitations expiring in 2012. The Company’s foreign tax returns for years 2006 to 2009 remain open to examination.

Note 13 - Employee Benefit Plans

The Company is the sponsor of two defined benefit pension plans that cover certain employees at designated repair facilities. One plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second plan, which covers only certain of the Company’s union employees, is active and benefits continue to accrue thereunder. The assets of all funded plans are held by independent trustees and consist primarily of equity, fixed income securities and funds. The Company is also the sponsor of an unfunded, non-qualified supplemental executive retirement plan (SERP) in which several of its employees are participants. The SERP is frozen and no additional benefits are accruing thereunder.

The Company also provides postretirement healthcare and life insurance benefits for certain of its retired employees. Employees may become eligible for healthcare and life insurance benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. During 2009, postretirement healthcare premium rates for retirees were increased. This change resulted in a decrease to the postretirement benefit liability of $2.8 million that was recorded to accumulated other comprehensive income as of December 31, 2009. This adjustment is being recognized over the remaining weighted-average service period of active plan participants.

The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended March 31,
	2010	2009

	(in thousands)
Service cost	$67	$59
Interest cost	256	258
Expected loss on plan assets	(221)	(189)
Amortization of unrecognized net gain	86	92
Amortization of unrecognized prior service cost	2	4
Adjustment to benefits	14	-

Net periodic benefit cost recognized	$204	$224

	Postretirement Benefits
	Three Months Ended March 31,
	2010	2009

	(in thousands)
Service cost	$1	$12
Interest cost	1	38
(Recognition) amortization of prior service cost	(98)	21
(Recognition) amortization of loss	(25)	23

Net periodic benefit (income) cost recognized	$(121)	$94

	Three Months Ended March 31,
	2010	2009

	(in thousands)
Pension	$204	$224
Postretirement	(121)	94

Total net periodic benefit cost recognized for all plans	$83	$318

The Company also maintains qualified defined contribution plans, which provide benefits to ARI’s employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million for both the three months ended March 31, 2010 and 2009, respectively.

Note 14 – Commitments and Contingencies

In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $1.1 million was outstanding as of March 31, 2010. ARI also has guaranteed a $2.0 million state loan that was provided for purchases of capital equipment, of which $0.5 million was outstanding as of March 31, 2010. The two other partners of Ohio Castings have made identical guarantees of these obligations. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled through equity contributions by ARI and the other partners. The bonds and state loan are scheduled to be paid-off in December 2010 and June 2011, respectively.

The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.5 million of principal and $1.6 million of accrued interest, both as of March 31, 2010. ARI Component’s share of the remaining commitment on these loans was $3.5 million as of March 31, 2010. See Note 9 for further information regarding this transaction and the terms of the underlying loan.

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

ARI is a party to collective bargaining agreements with labor unions at two repair facilities and one parts manufacturing facility that expire beginning September 2010 through January 2013.

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

In 2005, ARI entered into supply agreements for two types of steel plate. The agreements expire in 2010 and 2011 and are cancelable by either party. The agreements commit ARI to buy a percentage of its production needs from this supplier at prices that fluctuate with market conditions.

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

Note 15 - Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
	2010	2009

	(in thousands)
Net (loss) earnings	$(7,023)	$2,726

Unrealized gain (loss) on available-for-sale securities and derivatives	125	(7,763)
Income tax (expense) benefit of unrealized gain (loss) on available-for-sale securities and derivatives	(44)	2,717
Foreign currency translation adjustment	321	(120)

Comprehensive loss	$(6,621)	$(2,440)

Note 16 - Earnings per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009 are reconciled as follows:

Weighted average basic common shares outstanding	21,302,296
Dilutive effect of employee stock options	-	(1)

Weighted average diluted common shares outstanding	21,302,296

(1)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for both the three months ended March 31, 2010 and 2009. These options would have resulted in an antidilutive effect to the earnings per share calculation.

Note 17 - Stock-Based Compensation

The Company accounts for stock-based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan) based on the fair values calculated using the Black-Scholes-Merton option-pricing formula. Stock-based compensation is expensed using a graded vesting method over the vesting period of the instrument.

The following table presents the amounts for stock-based compensation expense incurred by ARI and the corresponding line items on the condensed consolidated statement of operations that they are classified within:

	Three Months Ended March 31,
	2010	2009

	($ in thousands)
Stock-based compensation expense (income):
Cost of revenue: manufacturing operations	$162	$(3)
Cost of revenue: railcar services	28	(1)
Selling, administrative and other	510	(31)

Total stock-based compensation expense (income)	$700	$(35)

Stock options

No options were exercised in 2009 or 2010. All stock options fully vested in January 2009. As such, the Company did not recognize any compensation expense related to stock options during the three months ended March 31, 2010 and 2009.

The following is a summary of option activity under the 2005 Plan for January 1, 2010 through March 31, 2010:

	Shares Covered by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant-date Fair Value of Options Granted	Aggregate Intrinsic Value ($000)

Outstanding at the beginning of the period, January 1, 2010	390,353	$21.00

Outstanding and exercisable at the end of the period, March 31, 2010	390,353	$21.00	9 months	$7.28	$-	(1)

(1)	Options to purchase 390,353 shares of the Company’s common stock have an exercise price that is above market price, based on the closing market price of $12.16 per share of the Company’s common stock on the last business day of the period ended March 31, 2010.

As of March 31, 2010, an aggregate of 515,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

Stock appreciation rights

The compensation committee of the board of directors of the Company granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan during April 2007, April 2008, September 2008, March 2009 and March 2010.

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

The SARs granted in March 2010 vest in three equal increments on the first, second and third anniversaries of the grant date. Each holder must remain employed by the Company through each such date in order to vest in the corresponding number of SARs.

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

The following table provides an analysis of SARs granted in 2010, 2009, 2008 and 2007:

	2010 Grant	2009 Grant	2008 Grants	2007 Grant
Grant date	3/31/2010	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding at March 31, 2010	141,650	304,525	196,225	227,350
Weighted Avg Exercise price	$12.16	$6.71	$20.80	$29.49
Contractual term	7 years	7 years	7 years	7 years

March 31, 2010 SARs Black Scholes Valuation Components:
Stock volatility range	55.0% - 59.5%	56.3% - 63.7%	59.5% - 67.4%	67.4% - 70.6%
Expected life range	4.0 - 5.0 years	3.0 - 4.4 years	2.5 - 3.9 years	2.0 - 2.5 years
Risk free interest rate range	1.7% - 2.6%	1.7% - 2.6%	1.7%	1.1% - 1.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	2.0%	2.0%	9.0%	2.0%

As there was not adequate history for the stock prices of the Company at the time of valuation, the stock volatility rate was determined using historical volatility rates for several other similar companies within the railcar industry. The expected life ranges represent the use of the simplified method prescribed by the SEC, which uses the average of the vesting period and expiration period of each group of SARs that vest equally over a three or four-year period. The interest rates used were the government Treasury bill rate on the date of valuation. Dividend yield was based on the indefinite suspension of dividends by the Company. The forfeiture rate was based on a Company estimate of expected forfeitures over the contractual life of each grant of SARs for each period.

The Company recognized compensation expense of $0.7 million at March 31, 2010 and compensation income of less than $0.1 million during the three months ended March 31, 2009, related to SARs granted under the 2005 Plan.

The following is a summary of SARs activity under the 2005 Plan for January 1, 2010 through March 31, 2010:

	Stock Appreciation Rights (SARs)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of SARs	Aggregate Intrinsic Value ($000)

Outstanding at the beginning of the period, January 1, 2010	788,550	$18.13
Cancelled / Forfeited	(60,450)
Granted	141,650	$12.16

Outstanding at the end of the period, March 31, 2010	869,750	$19.26	65 months	$4.93	$1,660	(1)

Exercisable at the end of the period, March 31, 2010	250,803	$20.90	57 months	$3.98	$417	(1)

(1)	SARs with an exercise price of $29.49, $20.88, $16.46 and $12.16 have no intrinsic value based on the closing market price of $12.16 for a share of the Company’s common stock on March 31, 2010. However, the SARs granted in 2009 with an exercise price of $6.71 have an intrinsic value of $1.7 million and the exercisable SARs granted in 2009 have an intrinsic value of $0.4 million.

As of March 31, 2010, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $2.1 million and were expected to be recognized over a weighted average period of 39 months.

Note 18 – Common Stock and Dividends on Common Stock

During each quarter from the Company’s initial public offering in January 2006 until the second quarter of 2009, the board of directors of the Company declared cash dividends of $0.03 per share of common stock of the Company to shareholders of record as of a given date. The last dividend was declared in May 2009 and paid in July 2009. Subsequently, in August 2009, the Company indefinitely suspended its quarterly dividend payments.

Note 19 – Related Party Transactions

Agreements with ACF

The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder (through Icahn Enterprises L.P. (IELP)) and chairman of the Company’s board of directors:

Manufacturing Services Agreement

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended March 31, 2010 and 2009, ARI purchased inventory of $1.1 million and $8.0 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

Supply Agreement

Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. No revenues were recorded under this agreement for the three months ended March 31, 2010. Revenue recorded under this arrangement was less than $0.1 million for the three months ended March 31, 2009. Such amounts are included under manufacturing operations revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

Railcar Manufacturing Agreement

In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which the Company agreed to purchase approximately 1,390 tank railcars from ACF. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, the profit was split evenly between ARI and ACF. The commitment under this agreement was satisfied in March 2009 and the agreement was terminated at that time.

For the three months ended March 31, 2010, ARI incurred no costs under this agreement. For the three months ended March 31, 2009, ARI incurred costs under this agreement of $4.4 million in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI’s costs. Such amounts are included under manufacturing operations cost of revenue on the statement of operations. The Company recognized no revenue under this agreement for the three months ended March 31, 2010. The Company recognized revenue of $19.0 million related to railcars shipped under this agreement for the three months ended March 31, 2009.

Asset Purchase Agreement

On January 29, 2010, ARI entered into an agreement to purchase certain assets from ACF for approximately $0.9 million that will allow the Company to manufacture railcar components previously purchased from ACF.

The purchase price of approximately $0.9 million was determined using various factors, including but not limited to, independent appraisals that assessed fair market value for the purchased assets, each asset’s remaining useful life and the replacement cost of each asset. Given that ACF and ARI have the same majority stockholder, the assets purchased were recorded at ACF’s net book value and the remaining portion of the purchase price will be a reduction to stockholder’s equity. As of March 31, 2010, $0.6 million of the assets had been received and paid for.

Other Agreements

In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. No services were rendered and no amounts were paid during the three months ended March 31, 2010 and 2009. This agreement terminated January 5, 2010.

In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three months ended March 31, 2010 and 2009.

Agreements with ARL

The Company has or had the following agreements with ARL, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder (through IELP) and chairman of the Company’s board of directors:

Railcar Servicing Agreement and Fleet Services Agreement

Effective as of January 1, 2008, the Company entered into a fleet services agreement with ARL, which replaced a 2005 railcar servicing agreement between the parties. The new agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the new agreement, the Company continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. The Company currently provides such repair and maintenance services for approximately 26,800 railcars for ARL. The new agreement extends through December 31, 2010, and is automatically renewed for additional one-year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate the new agreement. For the three months ended March 31, 2010 and 2009, revenues of $2.8 million and $3.5 million were recorded under this agreement, respectively. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

Services Agreement, Separation Agreement and Rent and Building Services Extension Agreement

Under the Company’s services agreement with ARL, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of a facility owned by the Company’s former chief executive officer and current vice chairman of the board of directors, which is further described later in this footnote. Under this agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies is based upon an agreed fixed annual fee.

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

Total fees paid to ARL under these agreements were $0.2 million for both the three months ended March 31, 2010 and 2009. The fees paid to ARL are included in selling, administrative and other costs related to affiliates on the condensed consolidated statement of operations.

Trademark License Agreement

Under the Trademark License Agreement, effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI is entitled to annual fees of $1,000 in exchange for this license.

Sales Contracts

The Company from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. Revenue for railcars sold to ARL was $12.5 million and $48.4 million for the three months ended March 31, 2010 and 2009, respectively. Revenue for railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying condensed consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

Agreements with other affiliated parties

In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note has been renegotiated resulting in a new principal amount and interest rate of 4.0%. The note is due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. This note receivable is included in investment in joint venture on the accompanying condensed consolidated balance sheet. Total amounts due from Ohio Castings under this note were $0.5 million at both March 31, 2010 and December 31, 2009. Accrued interest on this note as of March 31, 2010 and December 31, 2009, was less than $0.1 million. The other partners in the joint venture have made identical loans to Ohio Castings.

In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to one of Ohio Castings subsidiaries, of which $1.1 million was outstanding as of March 31, 2010. ARI also has guaranteed a $2.0 million state loan to one of Ohio Castings subsidiaries that provides for purchases of capital equipment, of which $0.5 million was outstanding as of March 31, 2010. The two other partners of Ohio Castings have made identical guarantees of these obligations. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled through equity contributions by ARI and the other partners.

One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. The total commitment under the loan is up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million under the revolving loans. The balance outstanding on the portion of these loans due to ARI Component was $31.5 million in principal and $1.6 million of accrued interest both as of March 31, 2010 and $31.5 million in principal and $1.0 million of accrued interest both as of December 31, 2009. ARI Component is responsible to fund 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.5 million as of March 31, 2010. See Note 9 for further information regarding this transaction and the terms of the underlying loan.

In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase new railcar axles from the joint venture. The Company does not have a minimum volume purchase requirement under this agreement. During the three months ended March 31, 2010, the Company purchased $1.3 million of axles from Axis. During the three months ended March 31, 2009, the Company did not purchase any axles from Axis.

Effective January 1, 2009, ARI entered into a services agreement with a term of one year to provide Axis accounting, tax, human resources and information technology assistance for an annual fee of $0.2 million. This agreement automatically renews unless written notice is received from either party.

Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the board of directors and became a consultant to the Company. In exchange for these services, Mr. Unger received an annual consulting fee of $135,000 and an annual director fee of $65,000 that were both payable quarterly, in advance. The Company also agreed to provide Mr. Unger with an automobile allowance related to his role as vice chairman. Mr. Unger’s consulting agreement terminated in accordance with its terms as of April 1, 2010. In his role as consultant, Mr. Unger reported to and served at the discretion of the Company’s Board. Mr. Unger continues in his role as vice chairman in connection with which he is provided an annual director fee of $65,000 and an automobile allowance.

The Company leases a facility from an entity owned by its vice chairman of the board of directors. Expenses paid for this facility were $0.1 million for both the three months ended March 31, 2010 and 2009. These costs are included in manufacturing operations cost of revenue.

Financial information for transactions with affiliates

As of March 31, 2010 and December 31, 2009, accounts receivable of $4.1 million and $1.4 million, respectively, were due from ACF, ARL, Ohio Castings and Axis.

As of March 31, 2010 and December 31, 2009, interest receivable of $1.6 million and $1.0 million, respectively, were due from Ohio Castings and Axis.

As of March 31, 2010 and December 31, 2009, accounts payable of $0.5 million and $0.6 million, respectively, were due to ACF, ARL and Axis.

Manufacturing operations cost of revenue for the three months ended March 31, 2010 included no railcar products produced by Ohio Castings. Manufacturing operations cost of revenue for the three months ended March 31, 2009 included $13.5 million in railcar products produced by Ohio Castings.

Manufacturing operations cost of revenue for the three months ended March 31, 2010 included $2.0 million in axles produced by Axis. Manufacturing operations cost of revenue for the three months ended March 31, 2009 did not include any axles produced by Axis.

Inventory at March 31, 2010 and December 31, 2009 includes $0.5 million and $0.3 million, respectively, of purchases from Axis. At March 31, 2010 and December 31, 2009, all profit from related parties for inventory still on hand was eliminated.

Note 20 – Operating Segment and Sales/Credit Concentrations

ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended March 31, 2010	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$35,635	$16,676	$-	$-	$52,311
Intersegment revenues	192	127	-	(319)	-
Cost of revenue - external customers	(37,387)	(13,968)	-	-	(51,355)
Cost of intersegment revenue	(150)	(111)	-	261	-

Gross profit (loss)	(1,710)	2,724	-	(58)	956
Selling, administrative and other	(1,434)	(566)	(4,087)	-	(6,087)

Earnings (loss) from operations	$(3,144)	$2,158	$(4,087)	$(58)	$(5,131)

For the Three Months Ended March 31, 2009	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$144,670	$12,277	$-	$-	$156,947
Intersegment revenues	415	21		(436)	-
Cost of revenue - external customers	(130,098)	(10,472)	-	-	(140,570)
Cost of intersegment revenue	(371)	(20)	-	391	-

Gross profit (loss)	14,616	1,806	-	(45)	16,377
Selling, administrative and other	(2,746)	(516)	(3,751)	-	(7,013)

Earnings (loss) from operations	$11,870	$1,290	$(3,751)	$(45)	$9,364

As of	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
March 31, 2010	(in thousands)
Total assets	$281,860	$47,373	$320,967	$-	$650,200
December 31, 2009
Total assets	$271,862	$47,283	$345,219	$-	$664,364

Manufacturing operations

Manufacturing revenues from affiliates were 24.0% and 30.8% of total consolidated revenues for the three months ended March 31, 2010 and 2009, respectively.

Manufacturing revenues from the most significant customer totaled 30.6% and 43.8% of total consolidated revenues for the three months ended March 31, 2010 and 2009, respectively.

Manufacturing revenues from the two most significant customers (including an affiliated customer) were 54.6% of total consolidated revenues for the three months ended March 31, 2010. Manufacturing revenues from the two most significant customers were 74.7% of total consolidated revenues for the three months ended March 31, 2009.

Manufacturing receivables from the most significant customer were less than 10.0% of total consolidated accounts receivable including due from affiliates at March 31, 2010. Manufacturing receivables from affiliates were 17.4% of total consolidated accounts receivable including due from affiliates at March 31, 2010. Manufacturing receivables from the most significant customer were 10.8% of total consolidated accounts receivable including due from affiliates at December 31, 2009. No other customer accounted for more than 10.0% of total consolidated accounts receivable as of March 31, 2010 and December 31, 2009.

Railcar services

Railcar services revenues from affiliates were 5.4% and 2.3% of total consolidated revenues for the three months ended March 31, 2010 and 2009, respectively.

No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the three months ended March 31, 2010 and 2009. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of March 31, 2010 and December 31, 2009.

Note 21 - Supplemental Cash Flow Information

ARI received interest income of $0.1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.

ARI paid interest expense, net of capitalized interest, of $10.3 million and $10.2 million for the three months ended March 31, 2010 and 2009, respectively.

ARI paid taxes of less than $0.1 million and less than $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

The Company recorded an unrealized gain on its short-term investments of less than $0.1 million as of March 31, 2010 and an unrealized loss on its short-term investments of $7.8 million as of March 31, 2009, which were recorded in accumulated other comprehensive income within stockholders equity, net of taxes.

Note 22 - Subsequent Events

All of the subsequent events that are disclosed in the Notes to the Company’s condensed consolidated financial statements have been evaluated through the date these financial statements were issued.

In April 2010, ARI made an equity contribution to USRC totaling less than $0.1 million.

In April 2010, approximately 0.2 million shares of GBX common stock were sold for proceeds of $2.3 million and a realized gain of $0.3 million.

On April 19, 2010, ARI launched an exchange offer to exchange 201,300 eligible SARs granted on April 4, 2007 at an exercise price per SAR of $29.49 for half as many new SARs at an exercise price to be determined at the conclusion of the exchange offer. The new SARs will have a different vesting schedule and expiration date. The exchange offer is being made to employees, including named executive officers who hold eligible SARs. The offer is not being made to members of the Company’s board of directors. The exchange offer is scheduled to end on May 14, 2010, subject to the Company’s right to extend the offer.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	the impact of the current economic downturn, adverse market conditions and restricted credit markets and the impact of the continuation of these conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business and the current economic environment;

•	anticipated trends relating to our shipments, revenues, financial condition or results of operations;

•	our ability to manage overhead and production slowdowns;

•	the highly competitive nature of the railcar manufacturing industry;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	risks associated with potential joint ventures or acquisitions;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the sufficiency of our liquidity and capital resources;

•	the conversion of our railcar backlog into revenues;

•	compliance with covenants contained in our unsecured senior notes;

•	the impact and anticipated benefits of any acquisitions we may complete;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

•

the ongoing benefits and risks related to our relationship with Mr. Carl Icahn (the chairman of our board of directors and, through Icahn Enterprises L.P. (IELP), our principal beneficial stockholder) and certain of his affiliates.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2010 (the Annual Report) and in Part II — Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in the Annual Report and in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

Thus far in 2010, railcar loadings have increased and the number of railcars in storage have decreased, as reported by an independent third party industry analyst. Along with this modest improvement, which may or may not continue, we have received an increased number of requests for quotations and have been successful in securing several railcar orders in 2010. We believe these modest improvements appear to indicate the railcar market is beginning to improve.

In spite of these improvements, the economic downturn and restricted credit markets continue to have an adverse effect on the railcar and other industrial manufacturing markets in which we compete, resulting in substantially reduced orders in the marketplace, increased competition and pricing pressures for those fewer orders and lower revenues. As a result, sales of our railcars and other products have been adversely affected by the economic downturn. We expect our shipments and revenues to significantly decrease in 2010 from 2009. In response to this expectation, we have reduced production rates and workforce at our manufacturing facilities. For the three months ended March 31, 2010, we reported a net loss. Absent significant new railcar orders, in addition to the railcar orders we have received to date, we expect to continue to incur net losses and to further curtail our railcar manufacturing operations.

Our railcar services segment has experienced growth primarily through expansion projects and railcar repair projects completed at our railcar manufacturing facilities, which have generated higher volumes. These higher volumes along with our seasoned workforce have generated additional efficiencies in completing repair projects. We plan to continue to use available capacity at these facilities for certain repair projects in 2010.

RESULTS OF OPERATIONS

Three Months ended March 31, 2010 compared to Three Months ended March 31, 2009

The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended, March 31,
	2010	2009
Revenues:
Manufacturing Operations	68.1%	92.2%
Railcar services	31.9%	7.8%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing operations	(71.5%)	(82.9%)
Cost of railcar services	(26.7%)	(6.7%)

Total cost of revenues	(98.2%)	(89.6%)
Gross profit	1.8%	10.4%
Selling, administrative and other	(11.6%)	(4.5%)

(Loss) earnings from operations	(9.8%)	5.9%
Interest income	1.4%	0.8%
Interest expense	(10.1%)	(3.3%)
Other income (loss)	0.1%	(0.1%)
Loss from joint venture	(3.4%)	(0.5%)

(Loss) earnings before income tax expense	(21.8%)	2.8%
Income tax benefit (expense)	8.4%	(1.1%)

Net (loss) earnings	(13.4%)	1.7%

Revenues

Our revenues for the three months ended March 31, 2010 decreased 66.7% to $52.3 million from $156.9 million in the three months ended March 31, 2009. This decrease was primarily due to decreased revenues from our manufacturing operations, partially offset by increased revenues from our railcar services segment.

Our manufacturing operations revenues for the three months ended March 31, 2010 decreased 75.4% to $35.6 million from $144.7 million for the three months ended March 31, 2009. The primary reasons for the decrease in revenues were a decrease in railcar shipments and an overall decrease in average selling prices due to pricing pressures and a change in product mix. During the three months ended March 31, 2010, we shipped approximately 340 railcars compared to approximately 1,490 railcars in the same period of 2009. None of our railcar shipments in 2010 related to our railcar manufacturing agreement with ACF Industries, LLC (ACF), as compared to approximately 220 railcar shipments in 2009. Our agreement with ACF terminated effective in March 2009, as described in Note 19 to our condensed consolidated financial statements.

For the three months ended March 31, 2010, our manufacturing operations included $12.6 million, or 24.0%, of our total consolidated revenues, from transactions with affiliates, compared to $48.4 million, or 30.8% of our total consolidated revenues in the three months ended March 31, 2009. These revenues were attributable to sales of railcars and railcar parts to companies controlled by Mr. Carl Icahn.

Our railcar services revenues in the three months ended March 31, 2010 increased to $16.7 million compared to $12.3 million for the three months ended March 31, 2009. The increase was primarily attributable to higher volumes, due to the completion of expansion projects at repair facilities and the utilization of our railcar manufacturing facilities for railcar repair projects. For the first quarter of 2010, our railcar services revenues included $2.8 million, or 5.4% of our total consolidated revenues, from transactions with affiliates, compared to $3.5 million, or 2.3% of our total consolidated revenues, in the first quarter of 2009.

Gross Profit

Our gross profit decreased to $1.0 million in the three months ended March 31, 2010 from $16.4 million in the three months ended March 31, 2009. Our gross profit margin decreased to 1.8% in the first quarter of 2010 from 10.4% in the first quarter of 2009, driven primarily by a decrease in our gross profit margins from our manufacturing operations.

Gross profit from our manufacturing operations decreased $16.3 million to a gross loss for the three months ended March 31, 2010 compared to gross profit for the three months ended March 31, 2009, due primarily to reduced railcar shipments and decreased overall average selling prices due to pricing pressures and a change in product mix. Gross profit margin, for our manufacturing operations, decreased to a loss of 4.9% for the three months ended March 31, 2010 compared to a profit of 10.1% for the three months ended March 31, 2009. This decrease is primarily attributable to lower shipments, lower selling prices and the impact of fixed costs in a low production environment.

Gross profit for our railcar services operations increased $0.9 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in revenue driven by increased volume and efficiencies. Gross profit margin for our railcar services operations increased to 16.2% in the three months ended March 31, 2010 from 14.7% in the three months ended March 31, 2009. The increase is primarily attributable to efficiencies created by increased volume due to completed expansion projects and repair projects performed at our railcar manufacturing facilities.

Selling, Administrative and Other Expenses

Our total selling, administrative and other expenses decreased to $6.1 million for the first quarter of 2010, compared to $7.0 million for the first quarter of 2009. The decrease of $0.9 million was primarily attributable to a decrease of $1.4 million due to cost control measures and a non-recurring legal settlement recorded in the first quarter of 2009 all partially offset by a stock-based compensation expense increase of $0.5 million as described below.

Stock-based compensation increased due to an increasing stock price trend during the first quarter of 2010 as compared to a decreasing stock price trend for the same period of 2009. In the first quarter of 2010, we recognized expense related to stock-based compensation of $0.5 million, attributable to stock appreciation rights (SARs). This is compared to stock-based compensation income of less than $0.1 million for the three months ended March 31, 2009.

Interest Expense and Income

Net interest expense for the three months ended March 31, 2010 was $4.6 million, representing $5.3 million of interest expense and $0.7 million of interest income, compared to $3.9 million of net interest expense for the three months ended March 31, 2009, representing $5.1 million of interest expense and $1.2 million of interest income.

Interest expense increased due to less interest being capitalized in the first quarter of 2010 as compared to the same period of 2009.

During the first quarter of 2009, we held corporate bonds that generated a high yield of interest income that were sold during the second half of 2009 and the proceeds were reinvested into funds with a lower rate. This was partially offset by interest income from a loan to Axis made during the second half of 2009. As such, interest income decreased in the first quarter of 2010 as compared to the same period of 2009.

Other Income (Loss)

Other income of $0.1 million recognized in the first quarter of 2010 related to realized gains on the sale of a portion of our investment in The Greenbrier Companies, Inc. common stock. Other loss of $0.1 million recognized in the first quarter of 2009 related to the realized and unrealized losses on foreign currency option.

Loss from Joint Ventures

Our joint venture losses increased $0.9 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This was primarily attributable to our share of Axis LLC’s losses increasing $0.9 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Our share of joint venture losses from Ohio Castings Company, LLC remained consistent for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Income Taxes Benefit (Expense)

Our income tax benefit for the three months ended March 31, 2010 was $4.4 million or 38.5% of our losses before income taxes, as compared to income tax expense of $1.7 million for the three months ended March 31, 2009, or 39.0% of our earnings before income taxes.

BACKLOG

We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. As of March 31, 2010, our total backlog was approximately 500 railcars valued at $45.3 million. As of December 31, 2009, our total backlog was approximately 550 railcars valued at $49.5 million. We estimate that 100.0% of our March 31, 2010, backlog will be converted to revenues by the end of 2010. As of March 31, 2010, $35.7 million of the railcars in our backlog are to be sold to our affiliate, ARL. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into revenues. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered, however, our backlog is not necessarily indicative of our future results of operations. Our backlog includes commitments under multi-year purchase and sale agreements. Under these agreements, the customers have agreed to buy a minimum number of railcars from us and typically may choose to satisfy their purchase obligations from among a variety of railcars described in the agreements. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all, nor can we guarantee that the actual revenue from these orders will equal our reported backlog estimates or that our future revenue efforts will be successful.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the three months ended March 31, 2010 and for the foreseeable future is cash on hand from the unsecured senior notes we sold in February 2007, partially offset by cash used for operations, capital expenditures and investments in and loans to our joint ventures. As of March 31, 2010, we had working capital of $359.4 million, including $323.7 million of cash and cash equivalents and $2.2 million of short-term investments.

In February 2007, we issued $275.0 million of unsecured senior notes that are due in 2014 (Notes). The offering resulted in net proceeds to us of $270.7 million. The terms of the Notes contain restrictive covenants that limit our ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of March 31, 2010, based on our fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including our ability to incur additional debt, have become further restricted. We were in compliance with all of our covenants under the Notes as of March 31, 2010.

During the first quarter of 2010, we contributed $0.2 million to Ohio Castings, $0.3 million to Axis, $9.8 million to Amtek Railcar Industries Private Limited and less than $0.1 million to US Railcar Company LLC. We anticipate additional capital contributions to these joint ventures in 2010.

We anticipate that any future expansion of our business will be financed through existing cash resources. We believe that these sources of funds will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We expect our future cash flows from operations to be impacted by pricing pressures, the number of railcar orders, railcar shipments and production rates along with the state of the credit markets and the overall economy.

Our long-term liquidity is contingent upon future operating performance. We may require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. Certain risks, trends and uncertainties may adversely affect our long-term liquidity.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31:

2010
(in thousands)
Net cash used in:
Operating activities	$(13,708)
Investing activities	(9,864)
Financing activities	-
Effect of exchange rate changes on cash and cash equivalents	5

Decrease in cash and cash equivalents	$(23,567)

Net Cash Used In Operating Activities

Our net cash used in operating activities for the three months ended March 31, 2010 was $13.7 million. Our net loss of $7.0 million was impacted by non-cash items including but not limited to: depreciation expense of $5.9 million, joint venture losses of $1.8 million, stock based compensation of $0.7 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current assets and current liabilities included an increase in total accounts payable, including to affiliates of $1.1 million. Cash used in operating activities attributable to changes in our current assets and liabilities included an increase in total accounts receivable, including from affiliates of $4.2 million, an increase in inventory of $1.6 million and a decrease in accrued expenses and taxes of $5.0 million.

The increase in total accounts receivable, including from affiliates was primarily due to railcar shipments during the first quarter of 2010. The increase in inventory was primarily attributable to increased raw material purchases in response to increased order activity. The increase in total accounts payable, including to affiliates related to increased inventory purchases. Accrued expenses and taxes decreased primarily due to an interest payment made on our Notes during the quarter.

Net Cash Used In Investing Activities

Net cash used in investing activities was $9.9 million for the three months ended March 31, 2010, including $1.5 million of capital expenditures for the purchase of property, plant and equipment and $10.2 million related to capital contributions related to our joint ventures.

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

Capital expenditures for the three months ended March 31, 2010 were $1.5 million and our current capital expenditure plans for 2010 include projects that maintain equipment, improve efficiencies and reduce costs. These projects may also include expenditures to further integrate our supply chain. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.

Dividends

During each quarter from our initial public offering in January 2006 until the third quarter of 2009, our board of directors declared cash dividends of $0.03 per share of our common stock. The last dividend was declared in May 2009 and paid in July 2009. In the third quarter of 2009, we indefinitely suspended the quarterly dividend.

Contingencies and Contractual Obligations

Refer to the updated status of contingencies in Note 14 to the condensed consolidated financial statements. Except for normal operating changes, our contingencies and contractual obligations did not materially change from the information disclosed in our Annual Report.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Effective January 1, 2010, we adopted authoritative guidance that requires an on-going assessment to determine the primary beneficiary of a variable interest entity and disclosure requirements. As of March 31, 2010 we evaluated our joint ventures; Ohio Castings, LLC, Axis, LLC, Amtek Railcar Industries Private Limited and US Railcar Company LLC. We specifically evaluated our financial interest in each joint venture, our power to individually direct the activities of each joint venture and the factors that most significantly impact each joint venture’s economic performance. We concluded that we do not have a controlling financial interest, hold the power to individually direct the activities or have a significant impact on economic performance for any of our joint ventures. We will update this analysis on a quarterly basis.

Other than as discussed above, there have been no material changes to the critical accounting policies or estimates during the three months ended March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the following, there has been no material change in our market risks since December 31, 2009.

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

Based on the balance as of March 31, 2010, we estimate that in the event of a 10% decline in fair value of the GBX common stock, the fair value of our investment would decrease by $0.2 million.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.62	Form of March 31, 2010 Stock Appreciation Rights Agreement

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date: May 4, 2010	By: /s/ James Cowan
James Cowan, President and Chief Executive Officer

By: /s/ Dale C. Davies
Dale C. Davies, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.62	Form of March 31, 2010 Stock Appreciation Rights Agreement

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002