Form 10-Q
period 2010-06-30
American Railcar Industries, Inc.
filed 2010-08-03
CIK 1344596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐ Accelerated filer ☒ Non–accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on August 2, 2010 was 21,302,296 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

INDEX TO FORM 10-Q

Item Number	Page Number

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	As of
	June 30, 2010	December 31, 2009

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$320,307	$347,290
Short-term investments - available-for-sale securities	-	3,802
Accounts receivable, net	14,114	11,409
Accounts receivable, due from affiliates	14,588	1,356
Income taxes receivable	107	1,768
Inventories, net	41,650	40,063
Deferred tax assets	2,878	2,018
Prepaid expenses and other current assets	4,458	4,898

Total current assets	398,102	412,604

Property, plant and equipment, net	189,989	199,349
Deferred debt issuance costs	2,260	2,568
Interest receivable, due from affiliates	2,203	982
Goodwill	7,169	7,169
Investments in and loans to joint ventures	47,739	41,155
Other assets	1,146	537

Total assets	$648,608	$664,364

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,332	$16,874
Accounts payable, due to affiliates	347	576
Accrued expenses and taxes	6,382	4,515
Accrued compensation	8,283	8,799
Accrued interest expense	6,875	6,875

Total current liabilities	43,219	37,639

Senior unsecured notes	275,000	275,000
Deferred tax liability	273	7,120
Pension and post-retirement liabilities	6,278	6,279
Other liabilities	2,352	2,686

Total liabilities	327,122	328,724

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 shares issued and outstanding at June 30, 2010 and December 31, 2009	213	213
Additional paid-in capital	238,687	239,617
Retained earnings	81,310	94,215
Accumulated other comprehensive income	1,276	1,595

Total stockholders’ equity	321,486	335,640

Total liabilities and stockholders’ equity	$648,608	$664,364

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30,
	2010	2009

Revenues:
Manufacturing operations (including revenues from affiliates of $33,552 and $37,354 for the three months ended June 30, 2010 and 2009, respectively)	$43,223	$94,608

Railcar services (including revenues from affiliates of $3,179 and $4,452 for the three months ended June 30, 2010 and 2009, respectively)	17,942	15,318

Total revenues	61,165	109,926

Cost of revenue:
Manufacturing operations	(44,890)	(85,106)
Railcar services	(13,705)	(12,011)

Total cost of revenue	(58,595)	(97,117)
Gross profit	2,570	12,809

Selling, administrative and other (including costs related to affiliates of $154 for both the three months ended June 30, 2010 and 2009)	(5,606)	(5,661)

(Loss) earnings from operations	(3,036)	7,148

Interest income (including income related to affiliates of $614 and $5 for the three months ended June 30, 2010 and 2009, respectively)	769	1,802
Interest expense	(5,319)	(5,136)
Other income (including income related to affiliates of $4 and $0 for the three months ended June 30, 2010 and 2009, respectively)	292	13
Loss from joint ventures	(2,271)	(1,971)

(Loss) earnings before income taxes	(9,565)	1,856
Income tax benefit (expense)	3,683	(724)

Net (loss) earnings	$(5,882)	$1,132

Net (loss) earnings per common share - basic and diluted	$(0.28)	$0.05
Weighted average common shares outstanding - basic and diluted	21,302	21,302

Dividends declared per common share	$-	$0.03

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Six Months Ended June 30,
	2010	2009

Revenues:
Manufacturing operations (including revenues from affiliates of $46,127 and $85,759 for the six months ended June 30, 2010 and 2009, respectively)	$78,858	$239,278

Railcar services (including revenues from affiliates of $6,020 and $7,985 for the six months ended June 30, 2010 and 2009, respectively)	34,618	27,595

Total revenues	113,476	266,873

Cost of revenue:
Manufacturing operations	(82,277)	(215,204)
Railcar services	(27,673)	(22,483)

Total cost of revenue	(109,950)	(237,687)
Gross profit	3,526	29,186

Selling, administrative and other (including costs related to affiliates of $308 for both the six months ended June 30, 2010 and 2009)	(11,693)	(12,674)

(Loss) earnings from operations	(8,167)	16,512

Interest income (including income related to affiliates of $1,221 and $10 for the six months ended June 30, 2010 and 2009, respectively)	1,499	2,985
Interest expense	(10,640)	(10,276)
Other income (loss) (including income related to affiliates of $8 and $0 for the six months ended June 30, 2010 and 2009, respectively)	377	(83)
Loss from joint ventures	(4,053)	(2,813)

(Loss) earnings before income taxes	(20,984)	6,325
Income tax benefit (expense)	8,079	(2,467)

Net (loss) earnings	$(12,905)	$3,858

Net (loss) earnings per common share - basic and diluted	$(0.61)	$0.18
Weighted average common shares outstanding - basic and diluted	21,302	21,302

Dividends declared per common share	$-	$0.06

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2010	2009

Operating activities:
Net (loss) earnings	$(12,905)	$3,858
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	11,901	11,613
Amortization of deferred costs	349	341
Loss on disposal of property, plant and equipment	28	115
Stock based compensation	821	201
Change in interest receivable, due from affiliates	(1,221)	-
Change in investments in joint ventures as a result of loss	4,053	2,813
Realized gain on short-term investments - available-for-sale securities	(379)	-
Unrealized loss on derivatives	-	88
(Benefit) provision for deferred income taxes	(8,243)	1,571
Recovery for doubtful accounts receivable	6	11
Investing activities reclassified from operating activities:
Interest income on short-term investments - available-for-sale securities	-	(2,229)
Realized loss on derivatives	-	10
Dividends received from short-term investments - available-for-sale securities	-	(15)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,711)	16,318
Accounts receivable, due from affiliate	(13,232)	(4,777)
Income taxes receivable	1,661	-
Inventories, net	(1,598)	34,247
Prepaid expenses and other current assets	440	902
Accounts payable	4,458	(18,291)
Accounts payable, due to affiliate	(229)	(4,550)
Accrued expenses and taxes	729	(3,893)
Other	(782)	122

Net cash (used in) provided by operating activities	(16,854)	38,455
Investing activities:
Purchases of property, plant and equipment	(3,727)	(10,004)
Proceeds from sale of property, plant and equipment	104	-
Sale (purchase) of short-term investments - available-for-sale securities	4,180	(36,841)
Interest income on short-term investments - available-for-sale securities	-	2,229
Realized loss on derivatives	-	(10)
Dividends received from short-term investments - available-for-sale securities	-	15
Investments in and loans to joint ventures	(10,680)	(1,845)

Net cash used in investing activities	(10,123)	(46,456)
Financing activities:
Common stock dividends	-	(1,278)

Net cash used in financing activities	-	(1,278)

Effect of exchange rate changes on cash and cash equivalents	(6)	108

Decrease in cash and cash equivalents	(26,983)	(9,171)
Cash and cash equivalents at beginning of period	347,290	291,788

Cash and cash equivalents at end of period	$320,307	$282,617

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

The condensed consolidated financial statements of the Company include the accounts of ARI and its wholly-owned subsidiaries. Through its wholly-owned subsidiary, Castings, LLC (Castings), the Company has a one-third ownership interest in Ohio Castings Company, LLC (Ohio Castings), a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component Venture, LLC (ARI Component), the Company has a 41.9% ownership interest in Axis, LLC (Axis HoldCo), which in turn has a 100.0% interest in Axis Operating Company, LLC (Axis), a limited liability company formed to produce railcar axles, for use or sale by the ownership group. The Company has a wholly-owned subsidiary, American Railcar Mauritius I (ARM I) that wholly-owns American Railcar Mauritius II (ARM II). Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar Industries Private Limited (Amtek Railcar), a joint venture in India that was formed to produce railcars and railcar components in India for sale by the joint venture. Through its wholly-owned subsidiary, ARI DMU LLC, the Company has a 3.7% ownership interest in US Railcar Company LLC (USRC), a joint venture that the Company expects will design, manufacture and sell Diesel Multiple Units (DMUs) to public transportation authorities and communities upon order. Through its wholly-owned subsidiary, ARI Longtrain, Inc. (Longtrain), the Company makes investments from time to time. All intercompany transactions and balances have been eliminated.

The Company’s operations are located in the United States and Canada. The Company operates a railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 2.4% and 0.6% of total consolidated revenues for the three months ended June 30, 2010 and 2009, respectively. Canadian revenues were 2.4% and 0.5% of total consolidated revenues for the six months ended June 30, 2010 and 2009, respectively. Canadian assets were 1.7% and 1.6% of total consolidated assets as of June 30, 2010 and December 31, 2009, respectively. In addition, the Company’s subsidiaries ARM I and ARM II are located in Mauritius. Assets held by ARM I and ARM II were 1.5% and less than 0.1% of total consolidated assets as of June 30, 2010 and December 31, 2009, respectively. ARM I and ARM II have not had any revenues to date.

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

Note 3 – Short-term Investments – Available-for-Sale Securities

During January 2008, Longtrain purchased approximately 1.5 million shares of common stock of The Greenbrier Companies, Inc. (GBX) in the open market for $27.9 million. During the second half of 2008, Longtrain sold a majority of the GBX shares it owned. This investment was classified as a short-term investment available-for-sale security as the Company did not intend on holding this investment long-term.

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

During the first quarter 2010, approximately 0.2 million shares of GBX common stock were sold for proceeds of $1.8 million and a realized gain of $0.1 million. During the second quarter 2010, the remaining approximately 0.2 million shares of GBX common stock were sold for proceeds of $2.3 million and a realized gain of $0.3 million. The cost basis of the shares sold was determined through specific identification. As of June 30, 2010, the Company did not hold any shares of GBX common stock.

During the first quarter of 2009, Longtrain purchased corporate bonds for a total of $36.8 million and subsequently sold all of these bonds in the second half of 2009.

Note 4 – Foreign Currency Option

The Company accounts for its foreign currency option as either an asset or liability in the balance sheet at fair value. As the foreign currency option did not qualify for hedge accounting, all unrealized gains and losses were reflected in the Company’s condensed consolidated statements of operations and the fair value was recorded on the balance sheet.

The Company entered into a foreign currency option in October 2008, to purchase Canadian Dollars (CAD) for $5.3 million U.S. Dollars (USD) from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. ARI entered into this option agreement to reduce the exposure to foreign currency exchange risk related to capital expenditures for the expansion of the Company’s Canadian repair facility. This option resulted in a realized gain of less than $0.1 million and a realized loss of $0.1 million for the three and six months ended June 30, 2009, respectively, based on the exchange spot rate on the various exercise dates.

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

The following table summarizes the valuation of the Company’s investments by the above fair value hierarchy levels as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments - available-for-sale securities	$-	$-	$-	$-

The following table summarizes the valuation of the Company’s investments by the above fair value hierarchy levels as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments - available-for-sale securities	$3,802	$-	$-	$3,802

Note 6 - Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$24,830	$21,307
Work-in-process	10,829	8,411
Finished products	8,491	12,271

Total inventories	44,150	41,989
Less reserves	(2,500)	(1,926)

Total inventories, net	$41,650	$40,063

Note 7 – Property, Plant and Equipment

The following table summarizes the components of property, plant and equipment.

	June 30, 2010	December 31, 2009
	(in thousands)
Property, plant and equipment
Buildings	$147,206	$146,064
Machinery and equipment	175,420	174,021

	322,626	320,085
Less accumulated depreciation	(137,630)	(126,074)

Net property, plant and equipment	184,996	194,011
Land	3,335	3,306
Construction in process	1,658	2,032

Total property, plant and equipment	$189,989	$199,349

Depreciation expense

Depreciation expense for both the three months ended June 30, 2010 and 2009 was $6.0 million. Depreciation expense for the six months ended June 30, 2010 and 2009 was $11.9 million and $11.6 million, respectively.

Capitalized interest

In conjunction with the interest costs incurred related to the Unsecured Senior Fixed Rate Notes offering described in Note 11, the Company has been recording capitalized interest on certain property, plant and equipment capital projects. ARI also capitalized interest related to the investment in Axis during its developmental stage. The amount of interest capitalized for the three months ended June 30, 2010 and 2009 was less than $0.1 million and $0.3 million, respectively. The amount of interest capitalized for the six months ended June 30, 2010 and 2009 was less than $0.1 million and $0.6 million, respectively.

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

Note 8 - Goodwill

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

Note 9 - Investments in and Loans to Joint Ventures

The Company is party to four joint ventures; Ohio Castings, Axis, Amtek Railcar and USRC, which are accounted for using the equity method. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts.

The carrying amount of investments in and loans to joint ventures are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$5,421	$5,644
Axis	32,550	35,511
Amtek Railcar	9,679	-
USRC	89	-

Total investments in and loans to joint ventures	$47,739	$41,155

The maximum exposure to loss as a result of investments in and loans to joint ventures are as follows:

June 30, 2010
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$4,924
Loan guarantee	3
Note and accrued interest receivable [1]	520

Total Ohio Castings exposure	5,447
Axis
Investment	1,050
Loans and accrued interest receivable [1]	33,677

Total Axis exposure	34,727

Amtek Railcar	9,679

USRC	89

Total exposure to loss due to joint ventures	$49,942

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

Ohio Castings has equal notes payable to ARI and the other two partners, with a current balance of $0.5 million, each, that are due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Accrued interest for this note as of June 30, 2010 and December 31, 2009 was less than $0.1 million.

The Company and the other members of Ohio Castings, have equally guaranteed bonds payable and a state loan issued to Ohio Castings by the State of Ohio, as further discussed in Note 14. The value of the guarantee was less than $0.1 million at both June 30, 2010 and December 31, 2009. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled, through equity contributions by ARI and the other partners. In March 2010, ARI made a capital contribution to Ohio Castings of $0.2 million to fund expenses including debt payments during the plant idling. The other two partners made matching contributions.

The Company accounts for its investment in Ohio Castings using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Ohio Castings that most significantly impact its economic performance. The significant factors in this determination were that no partner, including the Company and Castings, has rights to the majority of returns, losses or votes, Ohio Castings’ operations are temporarily idled and the risk of loss to Castings and the Company is limited to the Company’s investment through Castings, the note due to ARI and Ohio Castings’ subsidiary’s debt with the State of Ohio, which the Company has guaranteed.

See Note 19 for information regarding financial transactions among the Company, Ohio Castings and Castings.

Summary financial results for Ohio Castings, the investee company are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Results of operations
Sales	$-	$2,564	$-	$10,866

Gross profit (loss)	(497)	(2,277)	(758)	(2,250)

Loss before interest	(704)	(2,777)	(1,211)	(3,578)

Net loss	$(729)	$(2,797)	$(1,267)	$(3,565)

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

During 2010, the executive committee of Axis issued a capital call. The two minority partners elected not to participate in the capital call and ARI and the other initial partner have equally contributed the necessary capital, which amounted to $0.5 million for each initial partner as of June 30, 2010. The capital contributions are utilized to provide working capital. The partners’ ownership percentages have been adjusted accordingly. As a result, as of June 30, 2010, ARI and the other initial partner’s ownership interests have been adjusted to 41.9% each.

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

The balance outstanding on these loans, due to ARI Component, was $31.5 million in principal and $2.2 million of accrued interest as of June 30, 2010 and $31.5 million in principal and $1.0 million of accrued interest as of December 31, 2009. ARI Component is responsible for funding 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.5 million as of June 30, 2010.

The Company accounts for its investment in Axis using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that no partner, including the Company and its wholly-owned subsidiary, has rights to the majority of returns, losses or votes, the executive committee and board of directors of the joint venture are comprised of one representative from each initial partner with equal voting rights and the risk of loss to the Company and subsidiary is limited to its investment in Axis and the loans due to ARI under the Axis Credit Agreement. The Company also considered the factors that most significantly impact Axis’ economic performance and determined that ARI does not have the power to individually direct the majority of those activities.

See Note 19 for information regarding financial transactions among the Company, ARI Component and Axis.

Summary financial results for Axis, the investee company, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Financial Results
Sales	$3,462	$2	$6,168	$2

Gross profit (loss)	(2,965)	-	$(5,402)	-

Operating loss	(3,129)	(2,077)	(5,749)	(3,716)

Net loss	$(4,359)	$(2,358)	$(8,195)	$(4,268)

Amtek Railcar

In June 2008, the Company, through ARM I and ARM II, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. In March 2010, the Company made a $9.8 million equity contribution to Amtek Railcar. ARI’s ownership was 50.0% both before and after the equity contribution. Amtek Railcar is considered a development stage enterprise as it has not completed construction of its manufacturing facility nor started production.

The Company accounts for its investment in Amtek Railcar using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary and does not have a controlling financial interest and does not have the ability to individually direct the activities of Amtek Railcar that most significantly impact its economic performance. The significant factors in this determination were that Amtek Railcar is a development stage enterprise, no partner, including the Company and its wholly-owned subsidiaries, has rights to the majority of returns, losses or votes and the risk of loss to the Company and subsidiaries is limited to its investment in Amtek Railcar.

Summary financial results for Amtek Railcar, the investee company, are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2010	2010
	(in thousands)
Financial Results
Sales	$-	$-

Gross profit	-	-

Loss before interest	(142)	(142)

Net loss	$(142)	$(142)

USRC

In February 2010, ARI, through its wholly-owned subsidiary, ARI DMU LLC, formed USRC, a joint venture with two other partners that the Company expects will design, manufacture and sell DMUs to public transit authorities and communities upon order. DMUs are self-propelled passenger railcars in both single- and bi-level configurations. As of June 30, 2010, the Company made equity contributions totaling $0.2 million resulting in an ownership interest of 3.7%. ARI’s ownership interest is determined by equity contributions. However, under the terms of the joint venture agreement, ARI is entitled to 47.5% of USRC’s profits and losses regardless of ownership interest. As production has not begun and USRC is in the beginning stages, the joint venture is considered a development stage enterprise.

The Company accounts for its investment in USRC using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of USRC that most significantly impact its economic performance. The significant factors in this determination were that USRC is a development stage enterprise, no partner, including the Company and its wholly-owned subsidiary, has rights to the majority of returns, losses or votes and the risk of loss to the Company and subsidiary is limited to its investment in USRC.

Summary financial results for USRC, the investee company, are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2010	2010
	(in thousands)
Financial Results
Sales	$-	$-

Gross profit	-	-

Loss before interest	(284)	(298)

Net loss	$(284)	$(298)

Note 10 - Warranties

The Company provides limited warranties including up to one year for parts and services and five years for new railcars. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. Fluctuations in the Company’s warranty provision and experience of warranty claims are the result of variations in these factors. The Company assesses the adequacy of its warranty liability based on changes in these factors.

The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Liability, beginning of period	$1,061	$1,963	$1,094	$2,595
Provision for warranties issued during the year, net of adjustments	191	291	455	719
Provision for warranties issued in previous years, net of adjustments	(25)	(341)	(76)	(761)
Warranty claims	(167)	(322)	(413)	(962)

Liability, end of period	$1,060	$1,591	$1,060	$1,591

Note 11 – Long-term Debt

In February 2007, the Company issued $275.0 million unsecured senior fixed rate notes that were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was approximately $265.4 million at June 30, 2010, based on the closing market price as of that date which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 5.

The Notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of June 30, 2010, based on the Company’s fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including the Company’s ability to incur additional debt, have become further restricted. The Company was in compliance with all of its covenants under the Notes as of June 30, 2010.

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

Note 12 - Income Taxes

For Federal purposes, the Company’s tax years 2006-2009 remain open to examination. For State purposes, the Company’s tax years 2005-2009 remain open to examination by various taxing jurisdictions with the latest expiration of the statute in 2012. The Company’s foreign tax returns for years 2006-2009 remain open to examination.

Note 13 - Employee Benefit Plans

The Company is the sponsor of two defined benefit pension plans that cover certain employees at designated repair facilities. One plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second plan, which covers only certain of the Company’s union employees, is active and benefits continue to accrue thereunder. The assets of all funded plans are held by independent trustees and consist primarily of equity, fixed income funds and equity funds. The Company is also the sponsor of an unfunded, non-qualified supplemental executive retirement plan (SERP) in which several of its employees are participants. The SERP is frozen and no additional benefits are accruing thereunder.

The Company also provides postretirement healthcare benefits for certain of its retired employees and life insurance benefits for certain of its union employees. Employees may become eligible for healthcare benefits, and union employees may become eligible for life insurance benefits, only if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. During 2009, postretirement healthcare premium rates for retirees were increased. This change resulted in a decrease to the postretirement benefit liability of $2.8 million that was recorded to accumulated other comprehensive income as of December 31, 2009. This adjustment is being recognized over the remaining weighted-average service period of active plan participants.

The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Service cost	$67	$59	$134	$117
Interest cost	256	258	512	517
Expected loss on plan assets	(221)	(189)	(442)	(378)
Amortization of unrecognized net gain	86	92	172	184
Amortization of unrecognized prior service cost	2	3	4	7
Adjustment to benefits	14	-	28	-

Net periodic benefit cost recognized	$204	$223	$408	$447

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Service cost	$-	$12	$1	$24
Interest cost	2	38	3	75
Amortization of prior service cost	(98)	(21)	(196)	(42)
Amortization of loss	(25)	(23)	(50)	(46)

Net periodic (income) benefit cost recognized	$(121)	$6	$(242)	$11

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Pension	$204	$223	$408	$447
Postretirement	(121)	6	(242)	11

Total net periodic benefit cost recognized for all plans	$83	$229	$166	$458

The Company also maintains qualified defined contribution plans, which provide benefits to ARI’s employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million for both the three months ended June 30, 2010 and 2009. Expenses related to these plans were $0.4 million for both the six months ended June 30, 2010 and 2009.

Note 14 – Commitments and Contingencies

In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $0.7 million was outstanding as of June 30, 2010. ARI also has guaranteed a $2.0 million state loan that was provided for purchases of capital equipment, of which $0.4 million was outstanding as of June 30, 2010. The two other partners of Ohio Castings have made identical guarantees of these obligations. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled through equity contributions by ARI and the other partners. The bonds and state loan are scheduled to be paid in full in December 2010 and June 2011, respectively.

The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.5 million of principal and $2.2 million of accrued interest, both as of June 30, 2010. ARI Component’s share of the remaining commitment on these loans was $3.5 million as of June 30, 2010. See Note 9 for further information regarding this transaction and the terms of the underlying loan.

The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse affect on the Company. ARI is involved in investigation and remediation activities at a property that it now owns to address historical contamination and potential contamination by third parties. The Company is also involved with a state agency in the cleanup of this site under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. When it is possible to make a reasonable estimate of the liability with respect to such a matter, a provision will be made as appropriate. Actual cost to be incurred in future periods may vary from any such estimates. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI in 1994 by ACF Industries LLC (ACF) and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to ARI, ARI would be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.

ARI is a party to collective bargaining agreements with labor unions at two repair facilities and one parts manufacturing facility that expire beginning September 2010 through January 2013.

ARI was named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc., filed on August 17, 2007 in the Circuit Court of Greene County, Arkansas Civil Division. The court reached a verdict in favor of ARI on May 24, 2010. The plaintiff did not appeal the decision.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.

In 2005, ARI entered into a supply agreement for steel plate. The agreement expires in 2011 and is cancelable by either party. The agreement commits ARI to buy a percentage of its production needs from this supplier at prices that fluctuate with market conditions.

In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase new railcar axles from the joint venture. The Company has no minimum volume purchase requirements under this agreement.

Note 15 - Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net (loss) earnings	$(5,882)	$1,132	$(12,905)	$3,858

Unrealized gain on available-for-sale securities and derivatives	(125)	13,829	-	6,066
Income tax expense of unrealized gain on available-for-sale securities and derivatives	44	(4,840)	-	(2,123)
Foreign currency translation adjustment	(487)	546	(166)	426

Comprehensive (loss) income	$(6,450)	$10,667	$(13,071)	$8,227

Note 16 - Earnings per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009 are reconciled as follows:

Weighted average basic common shares outstanding	21,302,296
Dilutive effect of employee stock options	-	(1)

Weighted average diluted common shares outstanding	21,302,296

(1)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for both the three and six months ended June 30, 2010 and 2009. These options would have resulted in an antidilutive effect to the earnings per share calculation.

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

The following table presents the amounts for stock-based compensation expense incurred by ARI and the corresponding line items on the condensed consolidated statement of operations that they are classified within:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Stock-based compensation expense
Cost of revenue: manufacturing operations	$11	$46	$173	$43
Cost of revenue: railcar services	1	8	29	7
Selling, administrative and other	109	182	619	151

Total stock-based compensation expense	$121	$236	$821	$201

Stock options

No options were exercised in 2009 or 2010. All stock options fully vested in January 2009. As such, the Company did not recognize any compensation expense related to stock options during both the three and six months ended June 30, 2010 and 2009.

The following is a summary of option activity under the 2005 Plan for January 1, 2010 through June 30, 2010:

	Shares Covered by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant-date Fair Value of Options Granted	Aggregate Intrinsic Value ($000)

Outstanding at the beginning of the period, January 1, 2010	390,353	$21.00

Outstanding and exercisable at the end of the period, June 30, 2010	390,353	$21.00	6 months	$7.28	$-	(1)

(1)	Options to purchase 390,353 shares of the Company’s common stock have an exercise price that is above market price, based on the closing market price of $12.08 per share of the Company’s common stock on the last business day of the period ended June 30, 2010.

As of June 30, 2010, an aggregate of 515,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

Stock appreciation rights

The compensation committee of the board of directors of the Company granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan during April 2007, April 2008, September 2008, March 2009 and March 2010. On May 14, 2010, ARI completed an exchange offer and exchanged 190,200 eligible SARs granted on April 4, 2007 at an exercise price per SAR of $29.49 for 95,100 SARs granted on May 14, 2010 at an exercise price per SAR of $14.12.

All of the SARs granted in 2007, 196,900 of the SARs granted in 2008 and 212,850 of the SARs granted in 2009 vest in 25.0% increments on the first, second, third and fourth anniversaries of the grant date. The SARs granted in March and May 2010 vest in three equal increments on the first, second and third anniversaries of the grant date. Each holder must remain employed by the Company through each such date in order to vest in the corresponding number of SARs.

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

The following table provides an analysis of SARs granted in 2010, 2009, 2008 and 2007:

	2010 Grants	2009 Grant	2008 Grants	2007 Grant
Grant date	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding at June 30, 2010	236,750	296,900	189,975	12,150
Weighted average exercise price	$12.95	$6.71	$20.80	$29.49
Contractual term	7 years	7 years	7 years	7 years

June 30, 2010 SARs black scholes valuation components:
Stock volatility range	55.2% - 59.2%	59.2% - 64.9%	61.3% - 67.9%	67.9% - 71.5%
Expected life range	3.8 - 4.8 years	2.8 - 4.2 years	2.4 - 3.7 years	1.9 - 2.3 years
Risk free interest rate range	1.0% - 1.8%	1.0% - 1.8%	0.6% - 1.0%	0.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	2.0%	2.0%	2.0%	2.0%

As there was not adequate history for the stock prices of the Company at the time of valuation, the stock volatility rate was determined using historical volatility rates for ARI and several other similar companies within the railcar industry. The expected life ranges represent the use of the simplified method prescribed by the SEC, which uses the average of the vesting period and expiration period of each group of SARs that vest equally over a three or four-year period. The interest rates used were the government Treasury bill rate on the date of valuation. Dividend yield was based on the indefinite suspension of dividends by the Company. The forfeiture rate was based on a Company estimate of expected forfeitures over the contractual life of each grant of SARs for each period.

The Company recognized compensation expense of $0.1 million and $0.2 million during the three months ended June 30, 2010 and 2009, respectively, related to SARs granted under the 2005 Plan. The Company recognized compensation expense of $0.8 million and $0.2 million during the six months ended June 30, 2010 and 2009, respectively, related to SARs granted under the 2005 Plan.

The following is a summary of SARs activity under the 2005 Plan for January 1, 2010 through June 30, 2010:

	Stock Appreciation Rights (SARs)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of SARs	Aggregate Intrinsic Value ($000)

Outstanding at the beginning of the period, January 1, 2010	788,550	$18.13
Cancelled / Forfeited	(281,900)
Granted	236,750	$12.95
Exercised	(7,625)	$6.71

Outstanding at the end of the period, June 30, 2010	735,775	$14.66	66 months	$5.38	$1,594	(1)

Exercisable at the end of the period, June 30, 2010	159,838	$15.26	62 months	$4.64	$370	(1)

(1)	SARs with an exercise price of $29.49, $20.88, $16.46, $12.16 and $14.12 have no intrinsic value based on the closing market price of $12.08 for a share of the Company’s common stock on June 30, 2010. However, the SARs granted in 2009 with an exercise price of $6.71 have an intrinsic value of $1.6 million and the exercisable SARs granted in 2009 have an intrinsic value of $0.4 million.

As of June 30, 2010, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $1.8 million and were expected to be recognized over a weighted average period of 32 months.

Note 18 - Common Stock and Dividends on Common Stock

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

Note 19 - Related Party Transactions

Agreements with ACF

The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder (through Icahn Enterprises L.P. (IELP)) and chairman of the Company’s board of directors:

Manufacturing Services Agreement

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended June 30, 2010 and 2009, ARI purchased inventory of less than $0.1 million and $2.8 million, respectively, of components from ACF. In the six months ended June 30, 2010 and 2009, ARI purchased inventory of $1.1 million and $10.8 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

Supply Contracts

The Company from time to time manufactures and sells specified components to ACF on a purchase order basis. No revenue was recorded from ACF for the three and six months ended June 30, 2010. Revenue recorded from ACF was less than $0.1 million for both the three and six months ended June 30, 2009. Such amounts are included under manufacturing operations revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

Railcar Manufacturing Agreement

In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which the Company agreed to purchase approximately 1,390 tank railcars from ACF. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements contemplated under the agreement and thereafter, the profit was split evenly between ARI and ACF. The commitment under this agreement was satisfied in March 2009 and the agreement was terminated at that time.

For both the three months ended June 30, 2010 and 2009, ARI incurred no costs under this agreement. For the six months ended June 30, 2010, ARI incurred no costs under this agreement. For the six months ended June 30, 2009, ARI incurred costs under this agreement of $4.1 million in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI’s costs. Such amounts are included under manufacturing operations cost of revenue on the statement of operations. The Company recognized no revenue under this agreement for both the three months ended June 30, 2010 and 2009. The Company recognized no revenue under this agreement for the six months ended June 30, 2010 and $19.0 million of revenue related to railcars shipped under this agreement for the six months ended June 30, 2009.

Asset Purchase Agreement

On January 29, 2010, ARI entered into an agreement to purchase certain assets from ACF for approximately $0.9 million that will allow the Company to manufacture railcar components previously purchased from ACF.

The purchase price of approximately $0.9 million was determined using various factors, including but not limited to, independent appraisals that assessed fair market value for the purchased assets, each asset’s remaining useful life and the replacement cost of each asset. Given that ACF and ARI have the same majority stockholder, the assets purchased were recorded at ACF’s net book value and the remaining portion of the purchase price will be a reduction to stockholder’s equity. As of June 30, 2010, all of the assets had been received and paid for in accordance with the agreement.

Other Agreements

In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. No services were rendered and no amounts were paid during the three and six months ended June 30, 2010 and 2009. This agreement terminated January 5, 2010.

In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three and six months ended June 30, 2010 and 2009.

Agreements with ARL

The Company has or had the following agreements with ARL, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder (through IELP) and chairman of the Company’s board of directors:

Railcar Servicing Agreement and Fleet Services Agreement

Effective as of January 1, 2008, the Company entered into a fleet services agreement with ARL, which replaced a 2005 railcar servicing agreement between the parties. This agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under this agreement, the Company continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. The Company currently provides such repair and maintenance services for approximately 27,000 railcars for ARL. This agreement extends through December 31, 2010, and is automatically renewed for additional one-year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate this agreement. For the three months ended June 30, 2010 and 2009, revenues of $3.2 million and $4.5 million were recorded under this agreement, respectively. For the six months ended June 30, 2010 and 2009, revenues of $6.0 million and $8.0 million were recorded under this agreement, respectively. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

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

Total fees paid to ARL under these agreements were $0.1 million for both the three months ended June 30, 2010 and 2009. Total fees paid to ARL under these agreements were $0.3 million for both the six months ended June 30, 2010 and 2009. The fees paid to ARL are included in selling, administrative and other costs related to affiliates on the condensed consolidated statement of operations.

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

Sales Contracts

The Company from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. Revenue for railcars sold to ARL was $33.6 million and $37.4 million for the three months ended June 30, 2010 and 2009, respectively. Revenue for railcars sold to ARL was $46.1 million and $85.8 million for the six months ended June 30, 2010 and 2009, respectively. Revenue for railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying condensed consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.

Agreements with other affiliated parties

In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note has been renegotiated resulting in a new principal amount and interest rate of 4.0%. The note is due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. This note receivable is included in investment in joint venture on the accompanying condensed consolidated balance sheet. Total amounts due from Ohio Castings under this note were $0.5 million at both June 30, 2010 and December 31, 2009. Accrued interest on this note as of June 30, 2010 and December 31, 2009, was less than $0.1 million. The other partners in the joint venture have made identical loans to Ohio Castings.

In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to one of Ohio Castings subsidiaries, of which $0.7 million was outstanding as of June 30, 2010. ARI also has guaranteed a $2.0 million state loan to one of Ohio Castings subsidiaries that provides for purchases of capital equipment, of which $0.4 million was outstanding as of June 30, 2010. The two other partners of Ohio Castings have made identical guarantees of these obligations. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled through equity contributions by ARI and the other partners.

One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. The total commitment under the loan is up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million under the revolving loans. The balance outstanding on the portion of these loans due to ARI Component was $31.5 million in principal and $2.2 million of accrued interest both as of June 30, 2010 and $31.5 million in principal and $1.0 million of accrued interest both as of December 31, 2009. ARI Component is responsible to fund 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.5 million as of June 30, 2010. See Note 9 for further information regarding this transaction and the terms of the underlying loan.

In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase new railcar axles from the joint venture. The Company does not have a minimum volume purchase requirement under this agreement. During the three and six months ended June 30, 2010, the Company purchased $0.9 million and $2.2 million of axles from Axis, respectively. During the three and six months ended June 30, 2009, the Company did not purchase any axles from Axis.

Effective January 1, 2009, ARI entered into a services agreement with a term of one year to provide Axis accounting, tax, human resources and information technology assistance for an annual fee of $0.2 million. Effective January 1, 2010, this agreement was replaced by a new services agreement for ARI to provide Axis accounting, tax, human resources, information technology and purchasing assistance for an annual fee of $0.3 million. This agreement has a term of one year and automatically renews for additional one-year periods unless written notice is received from either party.

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

The Company leases one of its parts manufacturing facilities from an entity owned by its vice chairman of the board of directors. Expenses paid for this facility were $0.1 million for both the three months ended June 30, 2010 and 2009. Expenses paid for this facility were $0.2 million for both the six months ended June 30, 2010 and 2009. These costs are included in manufacturing operations cost of revenue.

Financial information for transactions with affiliates

As of June 30, 2010 and December 31, 2009, accounts receivable of $14.6 million and $1.4 million, respectively, were due from ACF, ARL, Amtek Railcar, Axis and Ohio Castings.

As of June 30, 2010 and December 31, 2009, interest receivable of $2.2 million and $1.0 million, respectively, were due from Ohio Castings and Axis.

As of June 30, 2010 and December 31, 2009, accounts payable of $0.3 million and $0.6 million, respectively, were due to ACF, ARL and Axis.

Manufacturing operations cost of revenue for both the three and six months ended June 30, 2010 included no railcar products produced by Ohio Castings. Manufacturing operations cost of revenue for the three and six months ended June 30, 2009 included $11.5 million and $25.0 million in railcar products produced by Ohio Castings, respectively.

Manufacturing operations cost of revenue for the three and six months ended June 30, 2010 included $2.2 million and $4.2 million in axles produced by Axis, respectively. Manufacturing operations cost of revenue for both the three and six months ended June 30, 2009 did not include any axles produced by Axis.

Inventory at June 30, 2010 and December 31, 2009 included $0.2 million and $0.3 million, respectively, of purchases from Axis. At June 30, 2010 and December 31, 2009, all profit from related parties for inventory still on hand was eliminated.

Note 20 - Operating Segment and Sales/Credit Concentrations

ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended June 30, 2010	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$43,223	$17,942	$-	$-	$61,165
Intersegment revenues	192	90	-	(282)	-

Cost of revenue - external customers	(44,890)	(13,705)	-	-	(58,595)
Cost of intersegment revenue	(134)	(83)	-	217	-

Gross (loss) profit	(1,609)	4,244	-	(65)	2,570
Selling, administrative and other	(1,304)	(518)	(3,784)	-	(5,606)

(Loss) earnings from operations	$(2,913)	$3,726	$(3,784)	$(65)	$(3,036)

For the Three Months Ended June 30, 2009	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$94,608	$15,318	$-	$-	$109,926
Intersegment revenues	598	24	-	(622)	-

Cost of revenue - external customers	(85,106)	(12,011)	-	-	(97,117)
Cost of intersegment revenue	(500)	(22)	-	522	-

Gross profit (loss)	9,600	3,309	-	(100)	12,809
Selling, administrative and other	(1,349)	(526)	(3,786)	-	(5,661)

Earnings (loss) from operations	$8,251	$2,783	$(3,786)	$(100)	$7,148

For the Six Months Ended June 30, 2010	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$78,858	$34,618	$-	$-	$113,476
Intersegment revenues	384	217	-	(601)	-

Cost of revenue - external customers	(82,277)	(27,673)	-	-	(109,950)
Cost of intersegment revenue	(284)	(194)	-	478	-

Gross (loss) profit	(3,319)	6,968	-	(123)	3,526
Selling, administrative and other	(2,738)	(1,084)	(7,871)	-	(11,693)

(Loss) earnings from operations	$(6,057)	$5,884	$(7,871)	$(123)	$(8,167)

For the Six Months Ended June 30, 2009	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
			(in thousands)
Revenues from external customers	$239,278	$27,595	$-	$-	$266,873
Intersegment revenues	1,013	45	-	(1,058)	-

Cost of revenue - external customers	(215,204)	(22,483)	-	-	(237,687)
Cost of intersegment revenue	(871)	(42)	-	913	-

Gross profit (loss)	24,216	5,115	-	(145)	29,186
Selling, administrative and other	(4,095)	(1,042)	(7,537)	-	(12,674)

Earnings (loss) from operations	$20,121	$4,073	$(7,537)	$(145)	$16,512

As of	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
June 30, 2010			(in thousands)
Total assets	$288,354	$47,980	$312,274	$-	$648,608
December 31, 2009
Total assets	$271,862	$47,283	$345,219	$-	$664,364

Manufacturing operations

Manufacturing revenues from affiliates were 54.9% and 34.0% of total consolidated revenues for the three months ended June 30, 2010 and 2009, respectively. Manufacturing revenues from affiliates were 40.6% and 32.1% of total consolidated revenues for the six months ended June 30, 2010 and 2009, respectively.

Manufacturing revenues from the most significant customer, an affiliate, totaled 54.9% of total consolidated revenues for the three months ended June 30, 2010. Manufacturing revenues from the most significant customer totaled 34.2% of total consolidated revenues for the three months ended June 30, 2009. Manufacturing revenues from the most significant customer, an affiliate, totaled 40.6% and 32.2% for the six months ended June 30, 2010 and 2009, respectively.

Manufacturing revenues from the two most significant customers (including an affiliated customer) were 56.5% and 68.3% of total consolidated revenues for the three months ended June 30, 2010 and 2009, respectively. Manufacturing revenues from the two most significant customers (including an affiliated customer) were 54.8% and 62.7% of total consolidated revenues for the six months ended June 30, 2010 and 2009, respectively.

Manufacturing receivables from the most significant customer, an affiliate, were 46.8% of total consolidated accounts receivable including due from affiliates at June 30, 2010. Manufacturing receivables from the most significant customer were 10.8% of total consolidated accounts receivable including due from affiliates at December 31, 2009. No other customer accounted for more than 10.0% of total consolidated accounts receivable as of June 30, 2010 and December 31, 2009.

Railcar services

Railcar services revenues from affiliates were 5.2% and 4.0% of total consolidated revenues for the three months ended June 30, 2010 and 2009, respectively. Railcar services revenues from affiliates were 5.3% and 3.0% of total consolidated revenues for the six months ended June 30, 2010 and 2009, respectively.

No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the three and six months ended June 30, 2010 and 2009. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of June 30, 2010 and December 31, 2009.

Note 21 - Supplemental Cash Flow Information

ARI received interest income of $0.3 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively.

ARI paid interest expense, net of capitalized interest, of $10.3 million and $10.2 million for the six months ended June 30, 2010 and 2009, respectively.

ARI paid taxes of $0.3 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.

In May 2009, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to shareholders of record as of June 26, 2009 that was paid on July 10, 2009.

Note 22 - Subsequent Events

On July 1, 2010, ARI advanced $0.4 million to Axis from their revolving line of credit.

On July 9, 2010, ARI made an equity contribution of $0.2 million to Ohio Castings.

On July 15, 2010, ARI made an equity contribution of less than $0.1 million to USRC.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	the impact of the current economic downturn, adverse market conditions and restricted credit markets and the impact of the continuation of these conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business and the current economic environment;

•	anticipated trends relating to our shipments, revenues, financial condition or results of operations;

•	our ability to manage overhead and variations in production rates;

•	the highly competitive nature of the railcar manufacturing industry;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	risks associated with potential joint ventures or acquisitions;

•	the risks associated with international operations and joint ventures;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the sufficiency of our liquidity and capital resources;

•	the conversion of our railcar backlog into revenues;

•	compliance with covenants contained in our unsecured senior notes;

•	the impact and anticipated benefits of any acquisitions we may complete;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

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

Thus far in 2010, railcar loadings have increased and the number of railcars in storage are slowly decreasing, as reported by an independent third party industry analyst. Along with this modest improvement, which may or may not continue, we have received an increased number of requests for quotations and have been successful in securing several railcar orders in 2010. We believe these modest improvements appear to indicate the railcar market is beginning to improve.

In spite of these improvements, the economic downturn and restricted credit markets continue to have an adverse effect on the railcar and other industrial manufacturing markets in which we compete, resulting in substantially reduced orders in the marketplace, increased competition and significant pricing pressures for those fewer orders and lower revenues. As a result, sales of our railcars and other products have been adversely affected by the economic downturn. We expect our shipments and revenues to significantly decrease in 2010 from 2009. In response to this expectation, we have reduced production rates and workforce at our manufacturing facilities. For the three and six months ended June 30, 2010, we reported net losses.

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

RESULTS OF OPERATIONS

Three Months ended June 30, 2010 compared to Three Months ended June 30, 2009

The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended, June 30,
	2010	2009

Revenues:
Manufacturing Operations	70.7%	86.1%
Railcar services	29.3%	13.9%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing operations	(73.4%)	(77.4%)
Cost of railcar services	(22.4%)	(10.9%)

Total cost of revenues	(95.8%)	(88.3%)
Gross profit	4.2%	11.7%
Selling, administrative and other	(9.2%)	(5.1%)

(Loss) earnings from operations	(5.0%)	6.6%
Interest income	1.3%	1.6%
Interest expense	(8.7%)	(4.7%)
Other income	0.5%	0.0%
Loss from joint venture	(3.7%)	(1.8%)

(Loss) earnings before income tax expense	(15.6%)	1.7%
Income tax benefit (expense)	6.0%	(0.7%)

Net (loss) earnings	(9.6%)	1.0%

Revenues

Our revenues for the three months ended June 30, 2010 decreased 44.4% to $61.2 million from $109.9 million in the three months ended June 30, 2009. This decrease was primarily due to decreased revenues from our manufacturing operations, partially offset by increased revenues from our railcar services segment.

Our manufacturing operations revenues for the three months ended June 30, 2010 decreased 54.3% to $43.2 million from $94.6 million for the three months ended June 30, 2010. The primary reasons for the decrease in revenues were a decrease in railcar shipments and a change in product mix. During the three months ended June 30, 2010, we shipped approximately 370 railcars compared to approximately 980 railcars in the same period of 2009.

For the three months ended June 30, 2010, our manufacturing operations included $33.6 million, or 54.9%, of our total consolidated revenues, from transactions with affiliates, compared to $37.4 million, or 34.0% of our total consolidated revenues in the three months ended June 30, 2009. These revenues were attributable to sales to companies controlled by Mr. Carl Icahn.

Our railcar services revenues in the three months ended June 30, 2010 increased to $17.9 million compared to $15.3 million for the three months ended June 30, 2009. The increase was primarily attributable to higher volumes, due to the completion of expansion projects at our repair facilities and the utilization of our railcar manufacturing facilities for railcar repair projects. For the second quarter of 2010, our railcar services revenues included $3.2 million, or 5.2% of our total consolidated revenues, from transactions with affiliates, compared to $4.5 million, or 4.0% of our total consolidated revenues, from transactions with affiliates, in the second quarter of 2009. These revenues were attributable to sales to companies controlled by Mr. Carl Icahn.

Gross Profit

Our gross profit decreased to $2.6 million in the three months ended June 30, 2010 from $12.8 million in the three months ended June 30, 2009. Our gross profit margin decreased to 4.2% in the second quarter of 2010 from 11.7% in the second quarter of 2009, driven primarily by a decrease in our gross profit margins from our manufacturing operations.

Gross profit from our manufacturing operations decreased to a loss of $1.7 million for the three months ended June 30, 2010 compared to profit of $9.5 million for the three months ended June 30, 2009, due primarily to reduced railcar shipments and competitive pricing pressures. Gross profit margin, for our manufacturing operations, decreased to a loss of 3.9% for the three months ended June 30, 2010 compared to a profit of 10.0% for the three months ended June 30, 2009. This decrease is primarily attributable to lower shipments, competitive pricing pressures and the impact of fixed costs in a low production environment.

Gross profit for our railcar services operations increased to $4.2 million for the three months ended June 30, 2010 compared to $3.3 million for the three months ended June 30, 2009 primarily due to an increase in revenue driven by increased volume and efficiencies. Gross profit margin for our railcar services operations increased to 23.6% in the three months ended June 30, 2010 from 21.6% in the three months ended June 30, 2009. The increase is primarily attributable to efficiencies created by increased volume due to completed expansion projects and repair projects performed at our railcar manufacturing facilities.

Selling, Administrative and Other Expenses

Our total selling, administrative and other expenses decreased to $5.6 million for the second quarter of 2010, compared to $5.7 million for the second quarter of 2009. The decrease of $0.1 million was primarily attributable to a decrease in stock-based compensation expense, which varies based on our stock price.

Interest Expense and Income

Net interest expense for the three months ended June 30, 2010 was $4.5 million, representing $5.3 million of interest expense and $0.8 million of interest income, compared to $3.3 million of net interest expense for the three months ended June 30, 2009, representing $5.1 million of interest expense and $1.8 million of interest income.

Interest expense increased due to less interest being capitalized in the second quarter of 2010 as compared to the same period of 2009.

During the second quarter of 2009, we held corporate bonds that generated a high yield of interest income. The corporate bonds were sold during the second half of 2009 and the proceeds were reinvested into funds with a lower rate of return. The decrease in interest income was partially offset by interest income from a loan to Axis made during the second half of 2009. As such, interest income decreased to $0.8 million in the second quarter of 2010 as compared to $1.8 million for the same period of 2009.

Other Income

Other income of $0.3 million recognized in the second quarter of 2010 related to realized gains on the sale of a portion of our investment in The Greenbrier Companies, Inc. (GBX) common stock. Other income of less than $0.1 million recognized in the second quarter of 2009 related to the realized gain on a foreign currency option.

Loss from Joint Ventures

Our joint venture losses increased to $2.3 million for the three months ended June 30, 2010 compared to a loss of $2.0 million for the three months ended June 30, 2009. This was primarily attributable to our share of Axis LLC’s losses increasing $0.9 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to weak demand. This increase was partially offset by our share of joint venture losses from Ohio Castings Company, LLC decreasing $0.7 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, which included one-time expenses related to the plant idling.

Income Taxes Benefit (Expense)

Our income tax benefit for the three months ended June 30, 2010 was $3.7 million or 38.5% of our losses before income taxes, as compared to income tax expense of $0.7 million for the three months ended June 30, 2009, or 39.0% of our earnings before income taxes.

Six Months ended June 30, 2010 compared to Six Months ended June 30, 2009

The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Six Months Ended, June 30,
	2010	2009

Revenues:
Manufacturing Operations	69.5%	89.7%
Railcar services	30.5%	10.3%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing operations	(72.5%)	(80.7%)
Cost of railcar services	(24.4%)	(8.4%)

Total cost of revenues	(96.9%)	(89.1%)
Gross profit	3.1%	10.9%
Selling, administrative and other	(10.3%)	(4.7%)

(Loss) earnings from operations	(7.2%)	6.2%
Interest income	1.3%	1.1%
Interest expense	(9.3%)	(3.9%)
Other income (loss)	0.3%	0.0%
Loss from joint venture	(3.6%)	(1.1%)

(Loss) earnings before income tax expense	(18.5%)	2.3%
Income tax benefit (expense)	7.1%	(0.9%)

Net (loss) earnings	(11.4%)	1.4%

Revenues

Our revenues for the six months ended June 30, 2010 decreased 57.5% to $113.5 million from $266.9 million in the six months ended June 30, 2009. This decrease was primarily due to decreased revenues from our manufacturing operations, partially offset by increased revenues from our railcar services segment.

Our manufacturing operations revenues for the six months ended June 30, 2010 decreased 67.0% to $78.9 million from $239.3 million for the six months ended June 30, 2009. The primary reasons for the decrease in revenues were a decrease in railcar shipments and an overall decrease in average selling prices due to competitive pricing pressures and a change in product mix. During the six months ended June 30, 2010, we shipped approximately 710 railcars compared to approximately 2,470 railcars in the same period of 2009. None of our railcar shipments in 2010 related to our railcar manufacturing agreement with ACF Industries, LLC (ACF), as compared to approximately 220 railcar shipments in 2009. Our agreement with ACF terminated effective in March 2009, as described in Note 19 to our condensed consolidated financial statements.

For the six months ended June 30, 2010, our manufacturing operations included $46.1 million, or 40.6%, of our total consolidated revenues, from transactions with affiliates, compared to $85.8 million, or 32.1% of our total consolidated revenues in the six months ended June 30, 2009. These revenues were attributable to sales to companies controlled by Mr. Carl Icahn.

Our railcar services revenues in the six months ended June 30, 2010 increased to $34.6 million compared to $27.6 million for the six months ended June 30, 2009. The increase was primarily attributable to higher volumes, due to the completion of expansion projects at repair facilities and the utilization of our railcar manufacturing facilities for railcar repair projects. For the second quarter of 2010, our railcar services revenues included $6.0 million, or 5.3% of our total consolidated revenues, from transactions with affiliates, compared to $8.0 million, or 3.0% of our total consolidated revenues, from transactions with affiliates, in the second quarter of 2009. These revenues were attributable to sales to companies controlled by Mr. Carl Icahn.

Gross Profit

Our gross profit decreased to $3.5 million in the six months ended June 30, 2010 from $29.2 million in the six months ended June 30, 2009. Our gross profit margin decreased to 3.1% in the second quarter of 2010 from 10.9% in the second quarter of 2009, driven primarily by a decrease in our gross profit margins from our manufacturing operations.

Gross profit from our manufacturing operations decreased to a loss of $3.4 million for the six months ended June 30, 2010 compared to profit of $24.1 million for the six months ended June 30, 2009, due primarily to reduced railcar shipments and decreased overall average selling prices due to competitive pricing pressures and a change in product mix. Gross profit margin, for our manufacturing operations, decreased to a loss of 4.3% for the six months ended June 30, 2010 compared to a profit of 10.1% for the six months ended June 30, 2009. This decrease is primarily attributable to lower shipments, lower selling prices and the impact of fixed costs in a low production environment.

Gross profit for our railcar services operations increased to $6.9 million for the six months ended June 30, 2010 compared to $5.1 million for the six months ended June 30, 2009 primarily due to an increase in revenue driven by increased volume and efficiencies. Gross profit margin for our railcar services operations increased to 20.1% in the six months ended June 30, 2010 from 18.5% in the six months ended June 30, 2009. The increase is primarily attributable to efficiencies created by increased volume due to completed expansion projects and repair projects performed at our railcar manufacturing facilities.

Selling, Administrative and Other Expenses

Our total selling, administrative and other expenses decreased to $11.7 million for the six months ended June 30, 2010, compared to $12.7 million for the six months ended June 30, 2009. The decrease of $1.0 million was primarily attributable to a decrease of $1.6 million due to cost control measures and a non-recurring legal settlement recorded in the first quarter of 2009 all partially offset by a stock-based compensation expense increase of $0.6 million, as described below.

Stock-based compensation increased due to higher stock prices during the six months ended June 30, 2010 as compared to the same period of 2009. During the six months ended June 30, 2010, we recognized expense related to stock-based compensation of $0.8 million, attributable to stock appreciation rights, as compared to $0.2 million for the six months ended June 30, 2009.

Interest Expense and Income

Net interest expense for the six months ended June 30, 2010 was $9.1 million, representing $10.6 million of interest expense and $1.5 million of interest income, compared to $7.3 million of net interest expense for the six months ended June 30, 2009, representing $10.3 million of interest expense and $3.0 million of interest income.

Interest expense increased due to less interest being capitalized in the six months ended June 30, 2010 as compared to the same period of 2009.

During the six months ended June 30, 2009, we held corporate bonds that generated a high yield of interest income. The corporate bonds were sold during the second half of 2009 and the proceeds were reinvested into funds with a lower rate of return. The decrease was partially offset by interest income from a loan to Axis made during the second half of 2009. As such, interest income decreased to $1.5 million for the six months ended June 30, 2010 as compared to $3.0 million for the same period of 2009.

Other Income (Loss)

Other income of $0.4 million recognized in the six months ended June 30, 2010 related to realized gains on the sale of a portion of our investment in GBX common stock. Other loss of $0.1 million recognized in the six months ended June 30, 2009 related to the realized losses on foreign currency option.

Loss from Joint Ventures

Our joint venture losses increased to $4.1 million for the six months ended June 30, 2010 compared to $2.8 million for the six months ended June 30, 2009. This was primarily attributable to our share of Axis LLC’s losses increasing $1.8 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to weak demand. This increase was partially offset by our share of joint venture losses from Ohio Castings Company, LLC decreasing $0.7 million for the six months ended June 30, 2010 as compared to losses for the six months ended June 30, 2009, which included one-time expenses related to the plant idling.

Income Taxes Benefit (Expense)

Our income tax benefit for the six months ended June 30, 2010 was $8.1 million or 38.5% of our losses before income taxes, as compared to income tax expense of $2.5 million for the six months ended June 30, 2009, or 39.0% of our earnings before income taxes.

BACKLOG

We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. As of June 30, 2010, our total backlog was approximately 1,210 railcars valued at $91.2 million. As of December 31, 2009, our total backlog was approximately 550 railcars valued at $49.5 million. We estimate that 100.0% of our June 30, 2010, backlog will be converted to revenues by the end of 2010. As of June 30, 2010, $30.6 million of the railcars in our backlog are to be sold to our affiliate, ARL. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into revenues. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered, however, our backlog is not necessarily indicative of our future results of operations. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all, nor can we guarantee that the actual revenue from these orders will equal our reported backlog estimates or that our future revenue efforts will be successful.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the six months ended June 30, 2010 and for the foreseeable future is cash on hand from the unsecured senior notes we sold in February 2007, partially offset by cash used for operations, capital expenditures and investments in and loans to our joint ventures. As of June 30, 2010, we had working capital of $354.9 million, including $320.3 million of cash and cash equivalents.

In February 2007, we issued $275.0 million of unsecured senior notes that are due in 2014 (Notes). The offering resulted in net proceeds to us of $270.7 million. The terms of the Notes contain restrictive covenants that limit our ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of June 30, 2010, based on our fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including our ability to incur additional debt, have become further restricted. We were in compliance with all of our covenants under the Notes as of June 30, 2010.

During the six months ended June 30, 2010, we contributed $0.2 million to Ohio Castings, $0.5 million to Axis, $9.8 million to Amtek Railcar Industries Private Limited and $0.2 million to US Railcar Company LLC. We anticipate additional capital contributions to certain of these joint ventures in 2010.

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

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30:

2010
(in thousands)
Net cash used in:
Operating activities	$(16,854)
Investing activities	(10,123)
Financing activities	-
Effect of exchange rate changes on cash and cash equivalents	(6)

Decrease in cash and cash equivalents	$(26,983)

Net Cash Used In Operating Activities

Our net cash used in operating activities for the six months ended June 30, 2010 was $16.9 million. Our net loss of $12.9 million was impacted by non-cash items including but not limited to: depreciation expense of $11.9 million, joint venture losses of $4.1 million, stock based compensation expense of $0.8 million, interest receivable change of $1.2 million, deferred income taxes of $8.2 million and other smaller adjustments. Cash used in operating activities attributable to changes in our current assets and liabilities included an increase in total accounts receivable, including from affiliates of $15.9 million and an increase in inventory of $1.6 million. Cash provided by operating activities attributable to changes in our current assets and current liabilities included an overall increase in total accounts payable, including to affiliates of $4.2 million and an increase in accrued expenses and taxes of $0.8 million.

The increase in total accounts receivable, including from affiliates was primarily due to the timing of railcar shipments during the six months ended June 30, 2010. The increase in inventory was primarily attributable to increased raw material purchases in response to increased order activity. The increase in total accounts payable, including to affiliates related to increased inventory purchases. Accrued expenses and taxes increased primarily due to an increase in accrued property taxes.

Net Cash Used In Investing Activities

Net cash used in investing activities was $10.1 million for the six months ended June 30, 2010, including $3.7 million of capital expenditures for the purchase of property, plant and equipment and $10.7 million related to capital contributions to our joint ventures. Net cash provided by investing activities included the sale of short-term investments for $4.2 million.

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

Capital expenditures for the six months ended June 30, 2010 were $3.7 million and our current capital expenditure plans for 2010 include projects that maintain equipment, improve efficiencies and reduce costs. These projects may also include expenditures to further integrate our supply chain. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.

Dividends

During each quarter from our initial public offering in January 2006 until the second quarter of 2009, our board of directors declared cash dividends of $0.03 per share of our common stock. The last dividend was declared in May 2009 and paid in July 2009. In the third quarter of 2009, we indefinitely suspended the quarterly dividend.

Contingencies and Contractual Obligations

Refer to the updated status of contingencies in Note 14 to the condensed consolidated financial statements. Except for normal operating changes, our contingencies and contractual obligations did not materially change from the information disclosed in our Annual Report, except as noted below:

We were named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc., filed on August 17, 2007 in the Circuit Court of Greene County, Arkansas Civil Division. The court reached a verdict in our favor on May 24, 2010. The plaintiff did not appeal the decision.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Effective January 1, 2010, we adopted authoritative guidance that requires an on-going assessment to determine the primary beneficiary of a variable interest entity and disclosure requirements. As of June 30, 2010, we evaluated our joint ventures; Ohio Castings, LLC, Axis, LLC, Amtek Railcar Industries Private Limited and US Railcar Company LLC. We specifically evaluated our financial interest in each joint venture, our ability to individually direct the activities of each joint venture and the factors that most significantly impact each joint venture’s economic performance. We concluded that we do not have a controlling financial interest, the ability to individually direct the activities or have a significant impact on economic performance for any of our joint ventures. We will update this analysis on a quarterly basis.

Other than as discussed above, there have been no material changes to the critical accounting policies or estimates during the six months ended June 30, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represents approximately 80.0% to 85.0% of our direct manufacturing costs. Given the significant volatility in the price of raw materials, this exposure can affect our costs of production and gross profit margin. We believe that we currently have excellent supplier relationships and do not currently anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production was to increase beyond current levels or other economic changes were to occur that affect the availability of our raw materials.

We have sold all available-for-sale investments that were held at December 31, 2009.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc., filed on August 17, 2007 in the Circuit Court of Greene County, Arkansas Civil Division. The court reached a verdict in our favor on May 24, 2010. The plaintiff did not appeal the decision.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report.

To the extent we expand internationally through joint ventures or otherwise, we will increase our exposure to international economic and political risks.

Conducting business outside the United States, for example through our joint venture in India, subjects us to various risks, including changing economic, legal and political conditions, work stoppages, exchange controls, currency fluctuations, terrorist activities directed at U.S. companies, armed conflicts and unexpected changes in the United States and the laws of other countries relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. If the joint ventures fail to obtain and maintain certifications of their railcars and railcar parts in the various countries where they may operate, they may be unable to market and sell their railcars in those countries.

In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit the joint venture’s operations and make the manufacturing and distribution of its products internationally more difficult. Furthermore, any material changes in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by non-U.S. governments and their respective agencies could adversely affect the joint venture’s ability to import railcar parts or manufacture railcars. The uncertainty of the legal environment in countries such as India could also limit our ability to enforce effectively our rights related to our investments in our international joint ventures.

The cost of raw materials and components that we use to manufacture railcars, particularly steel, are subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials may materially adversely affect our business, financial condition and results of operations.

The cost of raw materials, including steel, and components, including scrap metal, used in the production of our railcars, represents approximately 80.0% to 85.0% of our manufacturing costs. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars, may have a material adverse effect on our business, financial condition and results of operations. Such price increases could reduce demand for our railcars. If we are not able to buy raw materials at fixed prices, or pass on price increases to our customers, we may lose railcar orders or may be required to enter into contracts with less favorable contract terms, any of which could have a material adverse effect on our business, financial condition and results of operations. If any of our raw material or component suppliers were unable to continue their businesses or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. Deliveries of our raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.

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

AMERICAN RAILCAR INDUSTRIES, INC.

Date: August 3, 2010	By: /s/ James Cowan

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