Form 10-Q
period 2010-09-30
American Railcar Industries, Inc.
filed 2010-11-02
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on November 1, 2010 was 21,302,296 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$310,588	$347,290
Short-term investments — available-for-sale securities	—	3,802
Accounts receivable, net	19,025	11,409
Accounts receivable, due from affiliates	5,957	1,356
Income taxes receivable	937	1,768
Inventories, net	58,124	40,063
Deferred tax assets	2,855	2,018
Prepaid expenses and other current assets	3,866	4,898

Total current assets	401,352	412,604

Property, plant and equipment, net	185,509	199,349
Deferred debt issuance costs	2,105	2,568
Interest receivable, due from affiliates	145	982
Goodwill	7,169	7,169
Investments in and loans to joint ventures	49,390	41,155
Deferred tax assets	3,950	—
Other assets	201	537

Total assets	$649,821	$664,364

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,343	$16,874
Accounts payable, due to affiliates	380	576
Accrued expenses and taxes	6,184	4,515
Accrued compensation	9,307	8,799
Accrued interest expense	1,719	6,875

Total current liabilities	49,933	37,639

Senior unsecured notes	275,000	275,000
Deferred tax liability	—	7,120
Pension and post-retirement liabilities	6,197	6,279
Other liabilities	3,223	2,686

Total liabilities	334,353	328,724

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 21,302,296 shares issued and outstanding at September 30, 2010 and December 31, 2009	213	213
Additional paid-in capital	238,687	239,617
Retained earnings	75,058	94,215
Accumulated other comprehensive income	1,510	1,595

Total stockholders’ equity	315,468	335,640

Total liabilities and stockholders’ equity	$649,821	$664,364

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	September 30,
	2010	2009

Revenues:
Manufacturing operations (including revenues from affiliates of $19,274 and $8,011 for the three months ended September 30, 2010 and 2009, respectively)	$48,404	$62,047

Railcar services (including revenues from affiliates of $4,263 and $3,563 for the three months ended September 30, 2010 and 2009, respectively)	16,393	16,051

Total revenues	64,797	78,098

Cost of revenue:
Manufacturing operations	(49,366)	(56,348)
Railcar services	(13,141)	(12,940)

Total cost of revenue	(62,507)	(69,288)
Gross profit	2,290	8,810

Selling, administrative and other (including costs related to affiliates of $154 for both the three months ended September 30, 2010 and 2009)	(6,232)	(6,484)

(Loss) earnings from operations	(3,942)	2,326

Interest income (including income related to affiliates of $717 and $366 for the three months ended September 30, 2010 and 2009, respectively)	1,058	1,925
Interest expense	(5,316)	(5,286)
Other income (including income related to affiliates of $4 for both the three months ended September 30, 2010 and 2009)	4	3,121
Loss from joint ventures	(1,946)	(2,217)

Loss before income taxes	(10,142)	(131)
Income tax benefit	3,890	1,223

Net (loss) earnings	$(6,252)	$1,092

Net (loss) earnings per common share — basic and diluted	$(0.29)	$0.05
Weighted average common shares outstanding — basic and diluted	21,302	21,302

Dividends declared per common share	$—	$—
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Revenues:
Manufacturing operations (including revenues from affiliates of $65,401 and $93,770 for the nine months ended September 30, 2010 and 2009, respectively)	$127,262	$301,325

Railcar services (including revenues from affiliates of $10,283 and $11,548 for the nine months ended September 30, 2010 and 2009, respectively)	51,011	43,646

Total revenues	178,273	344,971

Cost of revenue:
Manufacturing operations	(131,643)	(271,552)
Railcar services	(40,814)	(35,423)

Total cost of revenue	(172,457)	(306,975)
Gross profit	5,816	37,996

Selling, administrative and other (including costs related to affiliates of $462 for both the nine months ended September 30, 2010 and 2009)	(17,925)	(19,158)

(Loss) earnings from operations	(12,109)	18,838

Interest income (including income related to affiliates of $1,938 and $376 for the nine months ended September 30, 2010 and 2009, respectively)	2,557	4,910
Interest expense	(15,956)	(15,562)
Other income (including income related to affiliates of $12 and $4 for the nine months ended September 30, 2010 and 2009, respectively)	381	3,038
Loss from joint ventures	(5,999)	(5,030)

(Loss) earnings before income taxes	(31,126)	6,194
Income tax benefit (expense)	11,969	(1,244)

Net (loss) earnings	$(19,157)	$4,950

Net (loss) earnings per common share — basic and diluted	$(0.90)	$0.23
Weighted average common shares outstanding — basic and diluted	21,302	21,302

Dividends declared per common share	$—	$0.06
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Operating activities:
Net (loss) earnings	$(19,157)	$4,950
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	17,777	17,477
Amortization of deferred costs	524	513
Loss on disposal of property, plant and equipment	34	223
Stock based compensation	2,353	852
Change in interest receivable, due from affiliates	837	—
Change in investments in joint ventures as a result of loss	5,999	5,030
Unrealized loss on derivatives	—	88
(Benefit) provision for deferred income taxes	(12,320)	1,626
Provision (recovery) for doubtful accounts receivable	68	(117)
Investing activities reclassified from operating activities:
Interest income on short-term investments — available-for-sale securities	—	(3,653)
Realized loss on derivatives	—	10
Realized gain on short-term investments — available-for-sale securities	(379)	(3,115)
Dividends received from short-term investments — available-for-sale securities	—	(15)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,663)	23,068
Accounts receivable, due from affiliate	(4,601)	8,268
Income taxes receivable	831	—
Inventories, net	(18,049)	40,638
Prepaid expenses and other current assets	1,032	1,211
Accounts payable	15,462	(19,548)
Accounts payable, due to affiliate	(196)	(4,867)
Accrued expenses and taxes	(4,408)	(9,767)
Other	19	(820)

Net cash (used in) provided by operating activities	(21,837)	62,052
Investing activities:
Purchases of property, plant and equipment	(4,852)	(13,170)
Proceeds from sale of property, plant and equipment	104	69
Sale (purchase) of short-term investments — available-for-sale securities	4,180	(36,841)
Sales of short-term investments — available-for-sale securities	—	15,450
Interest income on short-term investments — available-for-sale securities	—	3,653
Realized loss on derivatives	—	(10)
Dividends received from short-term investments — available-for-sale securities	—	15
Investments in and loans to joint ventures	(14,298)	(34,115)

Net cash used in investing activities	(14,866)	(64,949)
Financing activities:
Common stock dividends	—	(1,917)

Net cash used in financing activities	—	(1,917)

Effect of exchange rate changes on cash and cash equivalents	1	117

Decrease in cash and cash equivalents	(36,702)	(4,697)
Cash and cash equivalents at beginning of period	347,290	291,788

Cash and cash equivalents at end of period	$310,588	$287,091

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
The condensed consolidated financial statements of the Company include the accounts of ARI and its wholly-owned subsidiaries. Through its wholly-owned subsidiary, Castings, LLC (Castings), the Company has a one-third ownership interest in Ohio Castings Company, LLC (Ohio Castings), a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component Venture, LLC (ARI Component), the Company has a 41.9% ownership interest in Axis, LLC (Axis), which in turn has a 100.0% interest in Axis Operating Company, LLC, a limited liability company formed to produce railcar axles, for use or sale by the ownership group. The Company has a wholly-owned subsidiary, American Railcar Mauritius I (ARM I) that wholly-owns American Railcar Mauritius II (ARM II). Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar Industries Private Limited (Amtek Railcar), a joint venture in India that was formed to produce railcars and railcar components in India for sale by the joint venture. Through its wholly-owned subsidiary, ARI DMU LLC, the Company has a 3.8% ownership interest in US Railcar Company LLC (USRC), a joint venture that the Company expects will design, manufacture and sell Diesel Multiple Units (DMUs) to public transportation authorities and communities upon order. Through its wholly-owned subsidiary, ARI Longtrain, Inc. (Longtrain), the Company makes investments from time to time. All intercompany transactions and balances have been eliminated.
The Company operates a railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 2.0% and 1.0% of total consolidated revenues for the three months ended September 30, 2010 and 2009, respectively. Canadian revenues were 2.3% and 0.6% of total consolidated revenues for the nine months ended September 30, 2010 and 2009, respectively. Canadian assets were 1.8% and 1.6% of total consolidated assets as of September 30, 2010 and December 31, 2009, respectively. In addition, the Company’s subsidiaries ARM I and ARM II are located in Mauritius. Assets held by ARM I and ARM II were 1.5% and less than 0.1% of total consolidated assets as of September 30, 2010 and December 31, 2009, respectively. ARM I and ARM II have not had any revenues to date.
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
The Company performed a review of its investment in GBX common stock as of December 31, 2009 to determine if an other-than-temporary impairment existed. Factors considered in the assessment included, but were not limited to, the following: the Company’s ability and intent to hold the security until loss recovery, the sale of shares at a loss, the number of quarters in an unrealized loss position and other market conditions. Based on this analysis, the Company recorded an impairment charge of $2.9 million related to the investment. As such, there were no unrealized losses as of December 31, 2009. The market value of the approximately 0.4 million shares of GBX common stock owned by the Company at December 31, 2009 was $3.8 million.
During the nine months ended September 30, 2010, the remaining approximately 0.4 million shares of GBX common stock were sold for proceeds of $4.1 million and realized gains totaling $0.4 million. As the shares were sold in the first half of 2010, there was no effect on the three months ended September 30, 2010. The cost basis of the shares sold was determined through specific identification.
During the first quarter of 2009, Longtrain purchased corporate bonds for a total of $36.8 million. For both the three and nine months ended September 30, 2009, the Company sold $20.0 million of corporate bonds, par value, resulting in realized gains of $3.1 million. The remainder of these bonds were sold in the fourth quarter of 2009.
Note 4 — Foreign Currency Option
The Company accounted for its foreign currency option as either an asset or liability in the balance sheet at fair value. As the foreign currency option did not qualify for hedge accounting, all unrealized gains and losses were reflected in the Company’s condensed consolidated statements of operations and the fair value was recorded on the balance sheet.
The Company entered into a foreign currency option in October 2008, to purchase Canadian Dollars (CAD) for $5.3 million U.S. Dollars (USD) from October 2008 through April 2009, with fixed exchange rates and exchange limits each month. ARI entered into this option agreement to reduce the exposure to foreign currency exchange risk related to capital expenditures for the expansion of the Company’s Canadian repair facility. During the second quarter of 2009, the final portion of the option was exercised, thus nothing was recorded related to this option for the three months ended September 30, 2009. This option resulted in a realized loss of less than $0.1 million for the nine months ended September 30, 2009, based on the exchange spot rate on the various exercise dates.
Note 5 — Fair Value Measurements
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

Financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
•	Level 1 — Quoted prices are available in active markets for identical financial assets and/or liabilities as of the reporting date. The type of financial assets and/or liabilities included in Level 1 include listed equities and listed derivatives. The Company does not adjust the quoted price for these financial assets and/or liabilities, even in situations where they hold a large position and a sale could reasonably impact the quoted price.
•	Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial assets and/or liabilities that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.
•	Level 3 — Pricing inputs are unobservable for the financial assets and/or liabilities and include situations where there is little, if any, market activity for the financial assets and/or liabilities. The inputs into the determination of fair value require significant management judgment or estimation.
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
The Company has no financial assets or liabilities that were accounted for at fair value as of September 30, 2010.
The following table summarizes the valuation of the Company’s financial assets by the above fair value hierarchy levels as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments — available-for-sale securities	$3,802	$—	$—	$3,802
Note 6 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Raw materials	$31,312	$21,307
Work-in-process	21,944	8,411
Finished products	7,578	12,271

Total inventories	60,834	41,989
Less reserves	(2,710)	(1,926)

Total inventories, net	$58,124	$40,063

Note 7 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment.

	September 30,	December 31,
	2010	2009
	(in thousands)
Property, plant and equipment
Buildings	$147,613	$146,064
Machinery and equipment	176,293	174,021

	323,906	320,085
Less accumulated depreciation	(143,528)	(126,074)

Net property, plant and equipment	180,378	194,011
Land	3,335	3,306
Construction in process	1,796	2,032

Total property, plant and equipment	$185,509	$199,349

Depreciation expense
Depreciation expense for both the three months ended September 30, 2010 and 2009 was $5.9 million. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $17.8 million and $17.5 million, respectively.
Capitalized interest
In conjunction with the interest costs incurred related to the Unsecured Senior Fixed Rate Notes offering described in Note 11, the Company has been recording capitalized interest on certain property, plant and equipment capital projects. ARI also capitalized interest related to the investment in Axis during its developmental stage. The amount of interest capitalized for the three months ended September 30, 2010 and 2009 was less than $0.1 million and $0.1 million, respectively. The amount of interest capitalized for the nine months ended September 30, 2010 and 2009 was less than $0.1 million and $0.7 million, respectively.
Lease agreements
During 2008, the Company entered into two agreements to lease a fixed number of railcars to third parties for multiple years. One of the leases includes a provision that allows the lessee to purchase any portion of the leased railcars at any time during the lease term for a stated market price, which approximates fair value. These agreements have been classified as operating leases and the leased railcars have been included in machinery and equipment and are depreciated in accordance with the Company’s depreciation policy.
Note 8 — Goodwill
Goodwill is not amortized but it is tested for impairment at least annually by comparing the fair value of the asset to its carrying value. The Company has $7.2 million of goodwill related to the acquisition of Custom Steel in 2006, all of which is allocated to our Kennett and Custom railcar sub-assembly plants reporting unit (Kennett/Custom) that is part of the Company’s manufacturing operations segment.
The Company performs an annual goodwill impairment test as of March 1 of each year utilizing the market and income approaches and significant assumptions discussed below:
Market Approach
The market approach produces indications of value by applying multiples of enterprise value to revenue as well as enterprise value to earnings before depreciation, amortization, interest and taxes. The multiples indicate what investors are willing to pay for comparable publicly held companies. When adjusted for the risk level and growth potential of the subject company relative to the guideline companies, these multiples are a reasonable indication of the value an investor would attribute to the subject company.

Income Approach
The income approach considers the subject company’s future sales and earnings growth potential as the primary source of future cash flow. We prepared a five year financial projection for Kennett/Custom and used a discounted net cash flow method to determine the fair value. Net cash flow consists of after-tax operating income, plus depreciation, less capital expenditures and working capital needs. The discounted cash flow method considers a five-year projection of net cash flow and adds to those cash flows a residual value at the end of the projection period.
Significant estimates and assumptions used in the evaluation were forecasted revenues and profits, the weighted average cost of capital and tax rates. Forecasted revenues of Kennett/Custom were estimated based on historical trends of the ARI plants that the reporting unit supplies parts to, which are driven by the railcar market forecast. Forecasted margins were based on historical experience. Kennett/Custom does not have a selling, administrative or executive staff, therefore, an estimate of salaries and benefits for key employees was added to selling, administrative and other costs. The weighted average cost of capital was calculated using our estimated cost of equity and debt.
All of the above estimates and assumptions were determined by management to be reasonable based on the knowledge and information at the time of the evaluation. As such, this carries a risk of uncertainty. There could be significant fluctuations in the cost of raw materials, unionization of our workforce or other factors that might significantly affect Kennett/Custom’s cost structure and negatively impact the projection of financial performance. If the railcar industry forecasts or ARI’s market share were to change significantly, the fair value of Kennett/Custom would be materially adversely impacted. Other events that might occur that could have a negative effect would be a natural disaster that would render the facility unusable, a significant litigation settlement, a significant workers’ compensation claim or other event that would result in a production shut down or significant expense to the reporting unit.
The March 1, 2010 evaluation equally weighted the values derived from each approach to arrive at the fair value of Kennett/Custom. The resulting fair value exceeded the carrying value by over 20% resulting in no impairment.
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
The carrying amount of investments in and loans to joint ventures are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$5,514	$5,644
Axis	34,239	35,511
Amtek Railcar	9,637	—
USRC	—	—

Total investments in and loans to joint ventures	$49,390	$41,155

The following are the current balances representing the loss exposure as a result of investments in and loans to joint ventures:

September 30,
2010
(in thousands)
Loss exposure by joint venture
Ohio Castings
Investment	$5,017
Loan guarantee	3
Note and accrued interest receivable [1]	525

Total Ohio Castings exposure	5,545
Axis
Investment	—
Loans and accrued interest receivable [1]	34,353

Total Axis exposure	34,353

Amtek Railcar Investment	9,637

USRC Investment	—

Loss exposure due to joint ventures	$49,535

[1]	Accrued interest receivable is included in interest receivable, due from affiliates and not investments in and loans to joint ventures on the condensed consolidated balance sheet.
Ohio Castings
In June 2009, Ohio Castings temporarily idled its manufacturing facility. In conjunction with the temporary idling, Ohio Castings performed an analysis of long-lived assets. Based on this analysis, Ohio Castings concluded that its long-lived assets were not impaired. In turn, ARI evaluated its investment in Ohio Castings and determined there was no impairment. As of August 31, 2010, Ohio Castings re-evaluated its analysis of its long-lived assets and concluded that no impairment exists.
ARI updated its evaluation of its investment in Ohio Castings and determined that the decrease in value was temporary and there was no impairment as of September 30, 2010. Ohio Castings first reported a loss in the first quarter of 2009 and subsequently the facility was temporarily idled in the second quarter of 2009 due to the decline in the railcar industry. Ohio Castings has continued to report losses due to its idled state. ARI obtained Ohio Castings’ long-lived asset impairment analysis and reviewed it for reasonableness. Based on that evaluation, ARI currently expects that the joint venture, pending the approval of all joint venture partners, will restart production when the demand for new railcars returns to sufficient levels. The assumptions used in the impairment analysis are consistent with the market data reported by an independent third party analyst and historical financial results. The current decline in earnings capacity is consistent with industry forecasts, as reported by an independent third party analyst, and is considered temporary. The Company and Ohio Castings will continue to monitor for impairment.
Ohio Castings has equal notes payable to ARI and the other two partners, with a current balance of $0.5 million, each, that are due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Accrued interest for this note as of September 30, 2010 and December 31, 2009 was less than $0.1 million.
The Company and the other members of Ohio Castings, have equally guaranteed bonds payable and a state loan issued to Ohio Castings by the State of Ohio, as further discussed in Note 14. The value of the guarantee was less than $0.1 million at both September 30, 2010 and December 31, 2009. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled, through equity contributions by ARI and the other partners. In 2010, ARI made capital contributions to Ohio Castings totaling $0.6 million to fund expenses including debt payments during the temporary plant idling. The other two partners made matching contributions.

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
See Note 19 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary financial results for Ohio Castings, the investee company are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Financial results
Sales	$—	$32	$—	$10,898

Gross profit (loss)	—	(745)	—	(2,995)

Loss before interest	(915)	(1,166)	(2,126)	(4,744)

Net loss	$(918)	$(1,201)	$(2,185)	$(4,766)

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
Under the terms of the joint venture agreement, ARI and the other initial partner are required, and the other member is entitled, to contribute additional capital to the joint venture, on a pro rata basis, of any amounts approved by the joint venture’s executive committee, as and when called by the executive committee. Further, until the seventh anniversary of completion of the axle manufacturing facility, and subject to other terms, conditions and limitations of the joint venture agreement, ARI and the other initial partner are also required, in the event production at the facility has been curtailed, to contribute capital to the joint venture, on a pro rata basis, in order to maintain adequate working capital.
During 2010, the executive committee of Axis issued a capital call. The minority partners elected not to participate in the capital call and ARI and the other initial partner have equally contributed the necessary capital, which amounted to $0.5 million for each as of September 30, 2010. The capital contributions are utilized to provide working capital. The partners’ ownership percentages have been adjusted accordingly. As a result, as of September 30, 2010, ARI’s ownership interest has been adjusted to 41.9%. During the third quarter 2010, one of the minority partners sold its interest to the other initial partner. Although the other initial partner’s interest in Axis is greater than ARI’s as a result of the sale, the sale did not result in the other initial partner gaining a controlling interest in Axis.
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

Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. In either case, the interest rate is subject to increase upon the occurrence of certain events of default. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable quarterly. In accordance with the terms of the agreement, in the third quarter 2010, Axis elected to satisfy interest on the term loan as of September 30, 2010 by increasing the outstanding principal amount of the term loan by the amount of interest otherwise due and payable in cash.
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
The balance outstanding on these loans, due to ARI Component, was $34.7 million in principal and $0.1 million of accrued interest as of September 30, 2010 and $31.5 million in principal and $1.0 million of accrued interest as of December 31, 2009. ARI Component is responsible for funding 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.1 million as of September 30, 2010.
The Company accounts for its investment in Axis using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that no partner, including the Company and its wholly-owned subsidiary, has rights to the majority of votes, the Company does not have the rights to the majority of returns or losses, the executive committee and board of directors of the joint venture are comprised of one representative from each initial partner with equal voting rights and the risk of loss to the Company and subsidiary is limited to its investment in Axis and the loans and accrued interest due to the Company under the Axis Credit Agreement. The Company also considered the factors that most significantly impact Axis’ economic performance and determined that ARI does not have the power to individually direct the majority of those activities.
See Note 19 for information regarding financial transactions among the Company, ARI Component and Axis.
Summary financial results for Axis, the investee company, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Financial Results
Sales	$5,681	$324	$11,849	$326

Gross profit (loss)	(1,723)	(2,765)	$(7,125)	(2,765)

Operating loss	(2,000)	(2,950)	(7,749)	(6,666)

Net loss	$(3,438)	$(4,394)	$(11,633)	$(8,662)

Axis is in its early stages and has been operating at low levels for 16 months. As a result, Axis has incurred losses since starting production in the third quarter of 2009. The new railcar axle market is directly related to the new railcar market and the current weakness in the railcar market is causing the axle volumes to remain low. The current downturn is consistent with industry forecasts, as reported by an independent third party analyst, and is considered temporary. As such, Axis has not performed a long-lived asset impairment analysis.
In the third quarter of 2010, an increase in volume resulted in an improvement in financial results. As of September 30, 2010, the investment in Axis was comprised entirely of ARI’s term loan and revolver to Axis. Based on the discussion above, this loan has been evaluated to currently be fully recoverable. The Company will continue to monitor Axis for impairment.
Amtek Railcar
In June 2008, the Company, through ARM I and ARM II, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. In March 2010, the Company made a $9.8 million equity contribution to Amtek Railcar. ARI’s ownership in this joint venture is 50.0%. Amtek Railcar is considered a development stage enterprise as it has not completed construction of its manufacturing facility nor started production.
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
Summary financial results for Amtek Railcar, the investee company, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2010	2010
	(in thousands)
Financial Results
Sales	$—	$—

Gross profit	—	—

Loss before interest	(180)	(322)

Net loss	$(180)	$(322)

USRC
In February 2010, ARI, through its wholly-owned subsidiary, ARI DMU LLC, formed USRC, a joint venture with two other partners that the Company expects will design, manufacture and sell DMUs to public transit authorities and communities upon order. DMUs are self-propelled passenger railcars in both single- and bi-level configurations. As of September 30, 2010, the Company made equity contributions totaling $0.3 million resulting in an ownership interest of 3.8%. ARI’s ownership interest is determined by equity contributions. However, under the terms of the joint venture agreement, ARI is entitled to 47.5% of USRC’s profits and losses regardless of ownership interest. As production has not begun and USRC is in its beginning stages, the joint venture is considered a development stage enterprise.

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
Summary financial results for USRC, the investee company, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2010	2010
	(in thousands)
Financial Results
Sales	$—	$—

Gross profit	—	—

Loss before interest	(456)	(754)

Net loss	$(456)	$(754)

Note 10 — Warranties
The Company typically provides limited warranties such as up to one year for parts and services and five years for new railcars. Factors affecting the Company’s warranty liability include the number of units sold, historical and anticipated rates of claims and historical and anticipated costs per claim. Fluctuations in the Company’s warranty provision and experience of warranty claims are the result of variations in these factors. The Company assesses the adequacy of its warranty liability based on changes in these factors.
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Liability, beginning of period	$1,060	$1,591	$1,094	$2,595
Provision for warranties issued during the year, net of adjustments	303	234	758	953
Provision for warranties issued in previous years, net of adjustments	(109)	(169)	(185)	(930)
Warranty claims	(119)	(293)	(532)	(1,255)

Liability, end of period	$1,135	$1,363	$1,135	$1,363

Note 11 — Long-term Debt
In February 2007, the Company issued $275.0 million unsecured senior fixed rate notes that were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was approximately $279.1 million at September 30, 2010, based on the closing market price as of that date, which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 5.
The Notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of September 30, 2010, based on the Company’s fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including the Company’s ability to incur additional debt, have become further restricted. The Company was in compliance with all of its covenants under the Notes as of September 30, 2010.

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
Note 12 — Income Taxes
For Federal purposes, the Company’s tax years 2007-2009 remain open to examination. For State purposes, the Company’s tax years 2006-2009 remain open to examination by various taxing jurisdictions with the latest expiration of the statute in 2013. The Company’s foreign tax returns for years 2007-2009 remain open to examination.
Note 13 — Employee Benefit Plans
The Company is the sponsor of two defined benefit pension plans that cover certain employees at designated repair facilities. One plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second plan, which covers only certain of the Company’s union employees, is currently active and benefits will continue to accrue thereunder until January 1, 2012, when the plan will be frozen. The assets of all funded plans are held by independent trustees and consist primarily of equity, fixed income funds and equity funds. The Company is also the sponsor of an unfunded, non-qualified supplemental executive retirement plan (SERP) in which several of its current as well as former employees are participants. The SERP is frozen and no additional benefits are accruing thereunder.
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
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Service cost	$66	$59	$200	$176
Interest cost	257	258	769	775
Expected loss on plan assets	(222)	(189)	(664)	(567)
Amortization of unrecognized net gain	86	92	258	276
Amortization of unrecognized prior service cost	2	4	6	11
Adjustment to benefits	15	—	43	—

Net periodic benefit cost recognized	$204	$224	$612	$671

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Service cost	$—	$11	$1	$35
Interest cost	1	38	4	113
Amortization of prior service cost	(97)	(21)	(293)	(63)
Amortization of loss	(25)	(23)	(75)	(69)

Net periodic (income) benefit cost recognized	$(121)	$5	$(363)	$16

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Pension	$204	$224	$612	$671
Postretirement	(121)	5	(363)	16

Total net periodic benefit cost recognized for all plans	$83	$229	$249	$687

The Company also maintains qualified defined contribution plans, which provide benefits to ARI’s employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million for both the three months ended September 30, 2010 and 2009. Expenses related to these plans were $0.6 million for both the nine months ended September 30, 2010 and 2009.
Note 14 — Commitments and Contingencies
In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to Ohio Castings, of which $0.3 million was outstanding as of September 30, 2010. ARI also has guaranteed a $2.0 million state loan that was provided for purchases of capital equipment, of which $0.3 million was outstanding as of September 30, 2010. The two other partners of Ohio Castings have made identical guarantees of these obligations. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled through equity contributions by ARI and the other partners. The bonds and state loan are scheduled to be paid in full in November 2010 and June 2011, respectively.
The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $34.7 million of principal and $0.1 million of accrued interest, both as of September 30, 2010. ARI Component’s share of the remaining commitment on these loans was $3.1 million as of September 30, 2010. In accordance with the terms of the agreement, in the third quarter 2010, Axis elected to satisfy interest on the term loan as of September 30, 2010 by increasing the outstanding principal amount of the term loan by the amount of interest otherwise due and payable in cash. This does not affect the remaining funding commitment on these loans. See Note 9 for further information regarding this transaction and the terms of the underlying loan.

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
ARI is a party to collective bargaining agreements with labor unions at two repair facilities and one parts manufacturing facility that expire beginning April 2011 through September 2013.
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
Note 15 — Comprehensive (Loss) Income
The components of comprehensive (loss) income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net (loss) earnings	$(6,252)	$1,092	$(19,157)	$4,950

Unrealized gain on available-for-sale securities and derivatives	—	16,995	—	23,061
Income tax expense of unrealized gain on available-for-sale securities and derivatives	—	(5,948)	—	(8,071)
Foreign currency translation adjustment	311	609	145	1,035

Comprehensive (loss) income	$(5,941)	$12,748	$(19,012)	$20,975

Note 16 — (Loss) Earnings per Share
The shares used in the computation of the Company’s basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2010 and 2009 are reconciled as follows:

Weighted average basic common shares outstanding	21,302,296
Dilutive effect of employee stock options	–	(1)

Weighted average diluted common shares outstanding	21,302,296

(1)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for both the three and nine months ended September 30, 2010 and 2009. These options would have resulted in an antidilutive effect to the (loss) earnings per share calculation.
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
The following table presents the amounts for stock-based compensation expense incurred by ARI and the corresponding line items on the condensed consolidated statement of operations that they are classified within:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Stock-based compensation expense
Cost of revenue: manufacturing operations	$350	$129	$523	$172
Cost of revenue: railcar services	59	23	88	30
Selling, administrative and other	1,123	499	1,742	650

Total stock-based compensation expense	$1,532	$651	$2,353	$852

Stock options
No options were exercised in 2009 or 2010. All stock options fully vested in January 2009. As such, the Company did not recognize any compensation expense related to stock options during both the three and nine months ended September 30, 2010 and 2009.
The following is a summary of option activity under the 2005 Plan for January 1, 2010 through September 30, 2010:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2010	390,353	$21.00

Outstanding and exercisable at the end of the period, September 30, 2010	390,353	$21.00	3 months	$7.28	$–	(1)

(1)	Options to purchase 390,353 shares of the Company’s common stock have an exercise price that is above market price, based on the closing market price of $15.68 per share of the Company’s common stock on the last business day of the period ended September 30, 2010.
As of September 30, 2010, an aggregate of 515,124 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

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
The following table provides an analysis of SARs granted in 2010, 2009, 2008 and 2007:

	2010 Grants	2009 Grant	2008 Grants	2007 Grant
Grant date	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding at September 30, 2010	236,750	296,450	189,975	12,150
Weighted average exercise price	$12.95	$6.71	$20.80	$29.49
Contractual term	7 years	7 years	7 years	7 years

September 30, 2010 SARs black scholes valuation components:
Stock volatility range	58.6% – 62.1%	59.3% – 65.0%	62.1% – 67.2%	70.3%
Expected life range	3.5 – 4.6 years	2.7 – 3.9 years	2.3 – 3.4 years	1.8 – 2.0 years
Risk free interest rate range	0.6% – 1.3%	0.6%	0.4% – 0.6%	0.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	2.0%	2.0%	2.0%	2.0%

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
The Company recognized compensation expense of $1.5 million and $0.7 million during the three months ended September 30, 2010 and 2009, respectively, related to SARs granted under the 2005 Plan. The Company recognized compensation expense of $2.4 million and $0.9 million during the nine months ended September 30, 2010 and 2009, respectively, related to SARs granted under the 2005 Plan.
The following is a summary of SARs activity under the 2005 Plan for January 1, 2010 through September 30, 2010:

			Weighted
	Stock	Weighted	Average	Weighted	Aggregate
	Appreciation	Average	Remaining	Average	Intrinsic
	Rights	Exercise	Contractual	Fair Value	Value
	(SARs)	Price	Life	of SARs	($000)

Outstanding at the beginning of the period, January 1, 2010	788,550	$18.13
Cancelled / Forfeited	(281,900)
Granted	236,750	$12.95
Exercised	(8,075)	$6.71
Outstanding at the end of the period, September 30, 2010	735,325	$14.66	63 months	$8.08	$3,306	(1)

Exercisable at the end of the period, September 30, 2010	159,950	$15.29	59 months	$7.19	$614	(1)

(1)	SARs with an exercise price of $29.49, $20.88 and $16.46 have no intrinsic value based on the closing market price of $15.68 for a share of the Company’s common stock on September 30, 2010. However, the SARs granted in 2009 and 2010 with an exercise price of $6.71, $12.16 and $14.12 have an intrinsic value of $3.3 million including $0.6 million related to the exercisable SARs granted in 2009.
As of September 30, 2010, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $2.2 million and were expected to be recognized over a weighted average period of 29 months.
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
Manufacturing Services Agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended September 30, 2010 and 2009, ARI purchased inventory of less than $0.1 million and $1.9 million, respectively, of components from ACF. In the nine months ended September 30, 2010 and 2009, ARI purchased inventory of $1.1 million and $12.7 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
Supply Contracts
The Company from time to time manufactures and sells specified components to ACF on a purchase order basis. No revenue was recorded from ACF for the three and nine months ended September 30, 2010. Revenue recorded from ACF was less than $0.1 million for both the three and nine months ended September 30, 2009. Such amounts are included under manufacturing operations revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
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
For both the three months ended September 30, 2010 and 2009, ARI incurred no costs under this agreement. For the nine months ended September 30, 2010, ARI incurred no costs under this agreement. For the nine months ended September 30, 2009, ARI incurred costs under this agreement of $4.1 million in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI’s costs. Such amounts are included under manufacturing operations cost of revenue on the statement of operations. The Company recognized no revenue under this agreement for both the three months ended September 30, 2010 and 2009. The Company recognized no revenue under this agreement for the nine months ended September 30, 2010 and $19.0 million of revenue related to railcars shipped under this agreement for the nine months ended September 30, 2009.
Asset Purchase Agreement
On January 29, 2010, ARI entered into an agreement to purchase certain assets from ACF for approximately $0.9 million that will allow the Company to manufacture railcar components previously purchased from ACF.
The purchase price of approximately $0.9 million was determined using various factors, including but not limited to, independent appraisals that assessed fair market value for the purchased assets, each asset’s remaining useful life and the replacement cost of each asset. Given that ACF and ARI have the same majority stockholder, the assets purchased were recorded at ACF’s net book value and the remaining portion of the purchase price will be a reduction to stockholder’s equity. As of September 30, 2010, all of the assets had been received and paid for in accordance with the agreement.

Other Agreements
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. No services were rendered and no amounts were paid during the three and nine months ended September 30, 2009. This agreement terminated January 5, 2010.
In addition, the Company has agreed to provide ACF with engineering and consulting advice. Fees paid to one another are based on agreed upon rates. No services were rendered and no amounts were paid during the three and nine months ended September 30, 2010 and 2009.
Agreements with ARL
The Company has or had the following agreements with American Railcar Leasing LLC (ARL), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder (through IELP) and chairman of the Company’s board of directors:
Railcar Servicing Agreement and Fleet Services Agreement
Effective as of January 1, 2008, the Company entered into a fleet services agreement with ARL, which replaced a 2005 railcar servicing agreement between the parties. This agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under this agreement, the Company continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. The Company currently provides such repair and maintenance services for approximately 27,000 railcars for ARL. This agreement extends through December 31, 2010, and is automatically renewed for additional one-year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate this agreement. For the three months ended September 30, 2010 and 2009, revenues of $4.3 million and $3.5 million were recorded under this agreement, respectively. For the nine months ended September 30, 2010 and 2009, revenues of $10.3 million and $11.5 million were recorded under this agreement, respectively. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
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
Total fees paid to ARL under these agreements were $0.2 million for both the three months ended September 30, 2010 and 2009. Total fees paid to ARL under these agreements were $0.5 million for both the nine months ended September 30, 2010 and 2009. The fees paid to ARL are included in selling, administrative and other costs related to affiliates on the condensed consolidated statement of operations.

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
Sales Contracts
The Company from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. Revenue for railcars sold to ARL was $19.3 million and $8.0 million for the three months ended September 30, 2010 and 2009, respectively. Revenue for railcars sold to ARL was $65.4 million and $93.8 million for the nine months ended September 30, 2010 and 2009, respectively. Revenue for railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying condensed consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
Agreements with other affiliated parties
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note has been renegotiated resulting in a new principal amount and interest rate of 4.0%. The note is due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. This note receivable is included in investment in joint venture on the accompanying condensed consolidated balance sheet. Total amounts due from Ohio Castings under this note were $0.5 million at both September 30, 2010 and December 31, 2009. Accrued interest on this note as of September 30, 2010 and December 31, 2009, was less than $0.1 million. The other partners in the joint venture have made identical loans to Ohio Castings.
In connection with the Company’s investment in Ohio Castings, ARI has guaranteed bonds amounting to $10.0 million issued by the State of Ohio to one of Ohio Castings subsidiaries, of which $0.3 million was outstanding as of September 30, 2010. ARI also has guaranteed a $2.0 million state loan to one of Ohio Castings subsidiaries that provides for purchases of capital equipment, of which $0.3 million was outstanding as of September 30, 2010. The two other partners of Ohio Castings have made identical guarantees of these obligations. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled through equity contributions by ARI and the other partners.
One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. The total commitment under the loan is up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million under the revolving loans. The balance outstanding on the portion of these loans due to ARI Component was $34.7 million in principal and $0.1 million of accrued interest both as of September 30, 2010 and $31.5 million in principal and $1.0 million of accrued interest both as of December 31, 2009. ARI Component is responsible to fund 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.1 million as of September 30, 2010. In accordance with the terms of the agreement, in the third quarter 2010, Axis elected to satisfy interest on the term loan as of September 30, 2010 by increasing the outstanding principal amount of the term loan by the amount of interest otherwise due and payable in cash. This does not affect the remaining funding commitment on these loans. See Note 9 for further information regarding this transaction and the terms of the underlying loan.
The Company purchases railcar parts from its joint ventures under long-term contracts. During the three and nine months ended September 30, 2010, the Company purchased $1.7 million and $3.9 million of railcar parts from its joint ventures, respectively. During both the three and nine months ended September 30, 2009, the Company purchased $0.4 million of railcar parts from its joint ventures.
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
The Company leases one of its parts manufacturing facilities from an entity owned by its vice chairman of the board of directors. Expenses paid for this facility were $0.1 million for both the three months ended September 30, 2010 and 2009. Expenses paid for this facility were $0.3 million for both the nine months ended September 30, 2010 and 2009. These costs are included in manufacturing operations cost of revenue.
Financial information for transactions with affiliates
As of September 30, 2010 and December 31, 2009, accounts receivable of $6.0 million and $1.4 million, respectively, were due from ACF, ARL, Amtek Railcar and Axis.
As of September 30, 2010 and December 31, 2009, interest receivable of $0.1 million and $1.0 million, respectively, were due from Ohio Castings and Axis.
As of September 30, 2010 and December 31, 2009, accounts payable of $0.4 million and $0.6 million, respectively, were due to ACF, ARL and Axis.
Manufacturing operations cost of revenue for the three and nine months ended September 30, 2010 included $5.0 million and $9.2 million in railcar parts produced by joint ventures, respectively. Manufacturing operations cost of revenue for the three and nine months ended September 30, 2009 included $7.4 million and $32.4 million in railcar parts produced by joint ventures, respectively.
Inventory at September 30, 2010 and December 31, 2009 included $0.6 million and $0.3 million, respectively, of purchases from joint ventures. At September 30, 2010 and December 31, 2009, all profit from related parties for inventory still on hand was eliminated.

Note 20 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2010	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$48,404	$16,393	$—	$—	$64,797
Intersegment revenues	449	56	—	(505)	—
Cost of revenue — external customers	(49,366)	(13,141)	—	—	(62,507)
Cost of intersegment revenue	(353)	(61)	—	414	—

Gross (loss) profit	(866)	3,247	—	(91)	2,290
Selling, administrative and other	(1,590)	(638)	(4,004)	—	(6,232)

(Loss) earnings from operations	$(2,456)	$2,609	$(4,004)	$(91)	$(3,942)

For the Three Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2009	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$62,047	$16,051	$—	$—	$78,098
Intersegment revenues	172	32	—	(204)	—
Cost of revenue — external customers	(56,348)	(12,940)	—	—	(69,288)
Cost of intersegment revenue	(119)	(31)	—	150	—

Gross profit (loss)	5,752	3,112	—	(54)	8,810
Selling, administrative and other	(1,482)	(536)	(4,466)	—	(6,484)

Earnings (loss) from operations	$4,270	$2,576	$(4,466)	$(54)	$2,326

For the Nine Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2010	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$127,262	$51,011	$—	$—	$178,273
Intersegment revenues	833	273	—	(1,106)	—
Cost of revenue — external customers	(131,643)	(40,814)	—	—	(172,457)
Cost of intersegment revenue	(637)	(255)	—	892	—

Gross (loss) profit	(4,185)	10,215	—	(214)	5,816
Selling, administrative and other	(4,328)	(1,722)	(11,875)	—	(17,925)

(Loss) earnings from operations	$(8,513)	$8,493	$(11,875)	$(214)	$(12,109)

For the Nine Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2009	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$301,325	$43,646	$—	$—	$344,971
Intersegment revenues	1,185	77	—	(1,262)	—
Cost of revenue — external customers	(271,552)	(35,423)	—	—	(306,975)
Cost of intersegment revenue	(990)	(73)	—	1,063	—

Gross profit (loss)	29,968	8,227	—	(199)	37,996
Selling, administrative and other	(5,577)	(1,578)	(12,003)	—	(19,158)

Earnings (loss) from operations	$24,391	$6,649	$(12,003)	$(199)	$18,838

	Manufacturing	Railcar	Corporate &
As of	Operations	Services	all other	Eliminations	Totals
	(in thousands)
September 30, 2010
Total assets	$295,405	$48,257	$306,159	$—	$649,821
December 31, 2009
Total assets	$271,862	$47,283	$345,219	$—	$664,364

Manufacturing operations
Manufacturing revenues from affiliates were 29.7% and 10.3% of total consolidated revenues for the three months ended September 30, 2010 and 2009, respectively. Manufacturing revenues from affiliates were 36.7% and 27.2% of total consolidated revenues for the nine months ended September 30, 2010 and 2009, respectively.
Manufacturing revenues from the most significant customer, an affiliate, totaled 29.7% of total consolidated revenues for the three months ended September 30, 2010. Manufacturing revenues from the most significant customer totaled 36.9% of total consolidated revenues for the three months ended September 30, 2009. Manufacturing revenues from the most significant customer, an affiliate, totaled 36.7% and 32.0% for the nine months ended September 30, 2010 and 2009, respectively.
Manufacturing revenues from the two most significant customers (including an affiliated customer) were 58.3% and 60.6% of total consolidated revenues for the three months ended September 30, 2010 and 2009, respectively. Manufacturing revenues from the two most significant customers (including an affiliated customer) were 47.1% and 59.2% of total consolidated revenues for the nine months ended September 30, 2010 and 2009, respectively.
Manufacturing receivables from the most significant customer were 17.2% of total consolidated accounts receivable including due from affiliates at September 30, 2010. Manufacturing receivables from the two most significant customers (including an affiliated customer) were 33.3% of total consolidated accounts receivable including due from affiliates at September 30, 2010. Manufacturing receivables from the most significant customer were 10.8% of total consolidated accounts receivable including due from affiliates at December 31, 2009. No other customer accounted for more than 10.0% of total consolidated accounts receivable as of September 30, 2010 and December 31, 2009.
Railcar services
Railcar services revenues from affiliates were 6.6% and 4.6% of total consolidated revenues for the three months ended September 30, 2010 and 2009, respectively. Railcar services revenues from affiliates were 5.8% and 3.3% of total consolidated revenues for the nine months ended September 30, 2010 and 2009, respectively.
No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the three and nine months ended September 30, 2010 and 2009. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of September 30, 2010 and December 31, 2009.
Note 21 — Supplemental Cash Flow Information
ARI received interest income of $3.4 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively.
ARI paid interest expense, net of capitalized interest, of $20.6 million and $20.2 million for the nine months ended September 30, 2010 and 2009, respectively.
ARI paid taxes of $0.3 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively.
Note 22 — Subsequent Event
On October 29, 2010, ARI entered into a lease agreement with a term of eleven years and total base rent of $6.4 million, over the term of the agreement, with an entity owned by the Company’s vice chairman of the board of directors. The lease is for ARI’s headquarters location in St. Charles, Missouri, that is currently leased through ARL under the Company’s services agreement with ARL, which expires December 31, 2010. The term under the new lease agreement commences at the time the Company’s current lease under the services agreement with ARL expires.

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
Risks and uncertainties that could adversely affect our business and prospects include without limitation:
•	the impact of the current economic downturn, adverse market conditions and restricted credit markets and the impact of the continuation of these conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business and the current economic environment;

•	anticipated trends relating to our shipments, revenues, financial condition or results of operations;

•	our ability to manage overhead and variations in production rates;

•	the highly competitive nature of the railcar manufacturing industry;

•	fluctuating costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	risks associated with potential joint ventures or acquisitions;

•	the risks associated with international operations and joint ventures;

•	the risk of the lack of acceptance of new railcar offerings by our customers and the risk of initial production costs for our new railcar offerings being significantly higher than expected;

•	the sufficiency of our liquidity and capital resources;

•	the conversion of our railcar backlog into revenues;

•	compliance with covenants contained in our unsecured senior notes;

•	the impact and anticipated benefits of any acquisitions we may complete;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn (the chairman of our board of directors and, through Icahn Enterprises L.P. (IELP), our principal beneficial stockholder) and certain of his affiliates.

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
The North American railcar market has been, and we expect it to continue to be highly cyclical. The recent economic downturn and restricted credit markets continue to have an adverse effect on the railcar manufacturing market in which we compete, resulting in substantially reduced orders in the marketplace, increased competition and significant pricing pressures. This downturn has adversely affected the sales of our railcars and other products and has caused us to slow our production rates significantly in the first nine months of 2010 as compared to the first nine months of 2009, resulting in a significant decrease in comparable shipments and revenues. For the three and nine months ended September 30, 2010 we reported net losses.
Thus far in 2010, railcar loadings have increased and the number of railcars in storage is slowly decreasing, as reported by an independent third party industry analyst. Along with this modest improvement, which may or may not continue, we have received an increased number of requests for quotations and have been successful in securing several railcar orders in 2010. We believe these improvements appear to indicate the railcar market is continuing to modestly improve, although we cannot assure it will continue to do so.
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

RESULTS OF OPERATIONS
Three Months ended September 30, 2010 compared to Three Months ended September 30, 2009
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	September 30,
	2010	2009
Revenues:
Manufacturing Operations	74.7%	79.4%
Railcar services	25.3%	20.6%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing operations	(76.2%)	(72.1%)
Cost of railcar services	(20.3%)	(16.6%)

Total cost of revenues	(96.5%)	(88.7%)
Gross profit	3.5%	11.3%
Selling, administrative and other	(9.6%)	(8.3%)

(Loss) earnings from operations	(6.1%)	3.0%
Interest income	1.7%	2.4%
Interest expense	(8.2%)	(6.8%)
Other income	0.0%	4.0%
Loss from joint venture	(3.0%)	(2.8%)

Loss before income tax expense	(15.6%)	(0.2%)
Income tax benefit	6.0%	1.6%

Net (loss) earnings	(9.6%)	1.4%

Revenues
Our revenues for the three months ended September 30, 2010 decreased 17.0% to $64.8 million from $78.1 million in the three months ended September 30, 2009. This decrease was primarily due to decreased revenues from our manufacturing operations.
Our manufacturing operations revenues for the three months ended September 30, 2010 decreased 22.0% to $48.4 million from $62.0 million for the three months ended September 30, 2009. The primary reasons for the decrease in revenues were a decrease in railcar shipments and a change in product mix. During the three months ended September 30, 2010, we shipped approximately 420 railcars compared to approximately 610 railcars in the same period of 2009.
For the three months ended September 30, 2010, our manufacturing operations included $19.3 million, or 29.7%, of our total consolidated revenues, from transactions with affiliates, compared to $8.0 million, or 10.3% of our total consolidated revenues in the three months ended September 30, 2009. These revenues were attributable to sales to companies controlled by Mr. Carl Icahn.
Our railcar services revenues in the three months ended September 30, 2010 increased to $16.4 million compared to $16.1 million for the three months ended September 30, 2009. The increase was primarily attributable to the utilization of our railcar manufacturing facilities for railcar repair projects. For the third quarter of 2010, our railcar services revenues included $4.3 million, or 6.6% of our total consolidated revenues, from transactions with affiliates, compared to $3.6 million, or 4.6% of our total consolidated revenues, from transactions with affiliates, in the third quarter of 2009. These revenues were attributable to sales to companies controlled by Mr. Carl Icahn.
Gross Profit
Our gross profit decreased to $2.3 million in the three months ended September 30, 2010 from $8.8 million in the three months ended September 30, 2009. Our gross profit margin decreased to 3.5% in the third quarter of 2010 from 11.3% in the third quarter of 2009, driven primarily by a decrease in our gross profit margins from our manufacturing operations.

Gross profit from our manufacturing operations decreased to a loss of $1.0 million for the three months ended September 30, 2010 compared to gross profit of $5.7 million for the three months ended September 30, 2009. Gross profit margin, for our manufacturing operations, decreased to a loss of 2.0% for the three months ended September 30, 2010 compared to a profit of 9.2% for the three months ended September 30, 2009. These decreases are primarily attributable to lower shipments, competitive pricing pressures and the impact of fixed costs in a low production environment.
Gross profit for our railcar services operations increased to $3.3 million for the three months ended September 30, 2010 compared to $3.1 million for the three months ended September 30, 2009 primarily due to an increase in revenue driven by increased volume and efficiencies. Gross profit margin for our railcar services operations increased to 19.8% in the three months ended September 30, 2010 from 19.4% in the three months ended September 30, 2009. The increase is primarily attributable to efficiencies created by increased volume due to completed expansion projects and repair projects performed at our railcar manufacturing facilities.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses decreased to $6.2 million for the third quarter of 2010, compared to $6.5 million for the third quarter of 2009. The decrease of $0.3 million was primarily attributable to a decrease in incentive compensation and outside services of $0.9 million, partially offset by a $0.6 million increase in stock-based compensation expense, due to an increase in our stock price.
During the three months ended September 30, 2010, we recognized expense related to stock-based compensation of $1.1 million, attributable to stock appreciation rights (SARs), as compared to $0.5 million for the three months ended September 30, 2009. Stock-based compensation increased due to higher stock prices during the three months ended September 30, 2010 as compared to the same period of 2009.
Interest Expense and Income
Net interest expense for the three months ended September 30, 2010 was $4.3 million, representing $5.3 million of interest expense and $1.0 million of interest income, compared to $3.4 million of net interest expense for the three months ended September 30, 2009, representing $5.3 million of interest expense and $1.9 million of interest income.
Interest expense remained consistent in the third quarter of 2010 as compared to the same period of 2009.
During the third quarter of 2009, we held corporate bonds that generated a high yield of interest income. The corporate bonds were sold during August, September and December of 2009 and the proceeds were reinvested into funds with a lower rate of return. The decrease in interest income was partially offset by a full quarter of interest income from a loan to Axis LLC (Axis) that originated during the third quarter of 2009. As such, interest income decreased to $1.0 million in the third quarter of 2010 as compared to $1.9 million for the same period of 2009.
Other Income
Other income of less than $0.1 million recognized in the third quarter of 2010 related to the unused line fee on the revolving loan to Axis. Other income of $3.1 million recognized in the third quarter of 2009 related to realized gains on the sale of a portion of our investment in corporate bonds.
Loss from Joint Ventures
Our joint venture losses decreased to $1.9 million for the three months ended September 30, 2010 compared to a loss of $2.2 million for the three months ended September 30, 2009. This was primarily attributable to our share of Axis’s losses decreasing $0.4 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to an increase in shipments. We also experienced a decrease in our share of Ohio Castings Company, LLC’s (Ohio Castings) losses of $0.1 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, which included one-time expenses related to the plant idling. Partially offsetting these decreases were losses of $0.2 million related to our share of Amtek Railcar Industries Private Limited’s (Amtek Railcar) and US Railcar Company LLC’s (USRC) losses for the three months ended September 30, 2010.

Income Taxes Benefit (Expense)
Our income tax benefit for the three months ended September 30, 2010 was $3.9 million or 38.4% of our losses before income taxes, as compared to income tax benefit of $1.2 million for the three months ended September 30, 2009, due to a one-time $1.0 million adjustment to accrued taxes due to certain tax benefits becoming recognizable during the third quarter of 2009.
Nine Months ended September 30, 2010 compared to Nine Months ended September 30, 2009
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Nine Months Ended,
	September 30,
	2010	2009
Revenues:
Manufacturing Operations	71.4%	87.3%
Railcar services	28.6%	12.7%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing operations	(73.8%)	(78.7%)
Cost of railcar services	(22.9%)	(10.3%)

Total cost of revenues	(96.7%)	(89.0%)
Gross profit	3.3%	11.0%
Selling, administrative and other	(10.1%)	(5.5%)

(Loss) earnings from operations	(6.8%)	5.5%
Interest income	1.5%	1.4%
Interest expense	(9.0%)	(4.5%)
Other income	0.2%	0.9%
Loss from joint venture	(3.3%)	(1.5%)

(Loss) earnings before income tax expense	(17.4%)	1.8%
Income tax benefit (expense)	6.7%	(0.4%)

Net (loss) earnings	(10.7%)	1.4%

Revenues
Our revenues for the nine months ended September 30, 2010 decreased 48.3% to $178.3 million from $345.0 million in the nine months ended September 30, 2009. This decrease was primarily due to decreased revenues from our manufacturing operations, partially offset by increased revenues from our railcar services segment.
Our manufacturing operations revenues for the nine months ended September 30, 2010 decreased 57.8% to $127.3 million from $301.3 million for the nine months ended September 30, 2009. The primary reasons for the decrease in revenues were a decrease in railcar shipments, an overall decrease in average selling prices due to competitive pricing pressures and a change in product mix. During the nine months ended September 30, 2010, we shipped approximately 1,130 railcars compared to approximately 3,080 railcars in the same period of 2009. None of our railcar shipments in 2010 related to our railcar manufacturing agreement with ACF Industries, LLC (ACF), as compared to approximately 220 railcar shipments in 2009. Our agreement with ACF terminated effective in March 2009, as described in Note 19 to our condensed consolidated financial statements.

For the nine months ended September 30, 2010, our manufacturing operations included $65.4 million, or 36.7%, of our total consolidated revenues, from transactions with affiliates, compared to $93.8 million, or 27.2% of our total consolidated revenues in the nine months ended September 30, 2009. These revenues were attributable to sales to companies controlled by Mr. Carl Icahn.
Our railcar services revenues in the nine months ended September 30, 2010 increased to $51.0 million compared to $43.6 million for the nine months ended September 30, 2009. The increase was primarily attributable to higher volumes, due to the completion of expansion projects at repair facilities and the utilization of our railcar manufacturing facilities for railcar repair projects. For the nine months ended September 30, 2010, our railcar services revenues included $10.3 million, or 5.8% of our total consolidated revenues, from transactions with affiliates, compared to $11.5 million, or 3.3% of our total consolidated revenues, from transactions with affiliates, for the same period of 2009. These revenues were attributable to sales to companies controlled by Mr. Carl Icahn.
Gross Profit
Our gross profit decreased to $5.8 million in the nine months ended September 30, 2010 from $38.0 million in the nine months ended September 30, 2009. Our gross profit margin decreased to 3.3% in the nine months ended September 30, 2010 from 11.0% for the same period in 2009, driven primarily by a decrease in our gross profit margins from our manufacturing operations.
Gross profit from our manufacturing operations decreased to a $4.4 million gross loss for the nine months ended September 30, 2010 compared to gross profit of $29.8 million for the nine months ended September 30, 2009. Gross profit margin, for our manufacturing operations, decreased to a loss of 3.4% for the nine months ended September 30, 2010 compared to a profit of 9.9% for the nine months ended September 30, 2009. These decreases are primarily attributable to lower shipments, lower selling prices and the impact of fixed costs in a low production environment.
Gross profit for our railcar services operations increased to $10.2 million for the nine months ended September 30, 2010 compared to $8.2 million for the nine months ended September 30, 2009 primarily due to an increase in revenue driven by increased volume and efficiencies. Gross profit margin for our railcar services operations increased to 20.0% in the nine months ended September 30, 2010 from 18.8% in the nine months ended September 30, 2009. The increase is primarily attributable to efficiencies created by increased volume due to completed expansion projects and repair projects performed at our railcar manufacturing facilities.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses decreased to $17.9 million for the nine months ended September 30, 2010, compared to $19.2 million for the nine months ended September 30, 2009. The decrease of $1.3 million was primarily attributable to a decrease in incentive compensation and outside services of $2.4 million along with a non-recurring legal settlement recorded in the first quarter of 2009 all partially offset by a stock-based compensation expense increase of $1.1 million, as described below.
During the nine months ended September 30, 2010, we recognized expense related to stock-based compensation of $1.8 million, attributable to SARs, as compared to $0.7 million for the nine months ended September 30, 2009. Stock-based compensation increased due to higher stock prices during the nine months ended September 30, 2010 as compared to the same period of 2009.
Interest Expense and Income
Net interest expense for the nine months ended September 30, 2010 was $13.4 million, representing $16.0 million of interest expense and $2.6 million of interest income, compared to $10.7 million of net interest expense for the nine months ended September 30, 2009, representing $15.6 million of interest expense and $4.9 million of interest income.
Interest expense increased due to less interest being capitalized in the nine months ended September 30, 2010 as compared to the same period of 2009.
During the nine months ended September 30, 2009, we held corporate bonds that generated a high yield of interest income. The corporate bonds were sold during August, September and December of 2009 and the proceeds were reinvested into funds with a lower rate of return. The decrease was partially offset by a full quarter of interest income from a loan to Axis originated during the third quarter of 2009. As such, interest income decreased to $2.6 million for the nine months ended September 30, 2010 as compared to $4.9 million for the same period of 2009.

Other Income
Other income of $0.4 million was recognized in the nine months ended September 30, 2010 related to realized gains on the sale of a portion of our investment in GBX common stock. Other income of $3.0 million was recognized in the nine months ended September 30, 2009 related to the realized gains on the sale of a portion of our investment in corporate bonds partially offset by realized losses on a foreign currency option.
Loss from Joint Ventures
Our joint venture losses increased to $6.0 million for the nine months ended September 30, 2010 compared to $5.0 million for the nine months ended September 30, 2009. This was primarily attributable to our share of Axis’s losses increasing $1.4 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily due to production not starting until July 2009. We also recorded a loss of $0.4 million related to our share of Amtek Railcar’s and USRC’s losses for the nine months ended September 30, 2010. These increases were partially offset by our share of joint venture losses from Ohio Castings Company, LLC decreasing $0.8 million for the nine months ended September 30, 2010 as compared to losses for the nine months ended September 30, 2009, which included one-time expenses related to the plant idling.
Income Taxes Benefit (Expense)
Our income tax benefit for the nine months ended September 30, 2010 was $12.0 million or 38.5% of our losses before income taxes, as compared to income tax expense of $1.2 million for the nine months ended September 30, 2009, or 20.1% of our earnings before income taxes, due to a one-time $1.0 million adjustment to accrued taxes due to certain tax benefits becoming recognizable during the third quarter of 2009.
BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase from us that have not been recognized as revenues. As of September 30, 2010, our total backlog was approximately 1,420 railcars valued at $105.2 million. As of December 31, 2009, our total backlog was approximately 550 railcars valued at $49.5 million. We estimate that 58.0% of our September 30, 2010, backlog will be converted to revenues by the end of 2010. As of September 30, 2010, $14.9 million of the railcars in our backlog are to be sold to our affiliate, American Railcar Leasing LLC (ARL). Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into revenues. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered, however, our backlog is not necessarily indicative of our future results of operations. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all, nor can we guarantee that the actual revenue from these orders will equal our reported backlog estimates or that our future revenue efforts will be successful.
Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in certain customer contracts.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the nine months ended September 30, 2010 and for the foreseeable future is cash on hand from the unsecured senior notes we sold in February 2007, partially offset by cash used for operations, capital expenditures and investments in and loans to our joint ventures. As of September 30, 2010, we had working capital of $351.4 million, including $310.6 million of cash and cash equivalents.

In February 2007, we issued $275.0 million of unsecured senior notes that are due in 2014 (Notes). The offering resulted in net proceeds to us of $270.7 million. The terms of the Notes contain restrictive covenants that limit our ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of September 30, 2010, based on our fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including our ability to incur additional debt, have become further restricted. We were in compliance with all of our covenants under the Notes as of September 30, 2010.
During the nine months ended September 30, 2010, we contributed $0.6 million to Ohio Castings, $0.5 million to Axis, $9.8 million to Amtek Railcar Industries Private Limited and $0.3 million to US Railcar Company LLC. We also advanced $0.4 million to Axis through their revolving line of credit during the nine months ended September 30, 2010. We anticipate additional capital contributions to certain of these joint ventures in the fourth quarter of 2010.
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
Our long-term liquidity is contingent upon future operating performance. We may require additional capital in the future for significant capital investments, acquisitions or other significant transactions. These capital requirements could be substantial. Certain risks, trends and uncertainties may adversely affect our long-term liquidity.
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30:

2010
(in thousands)
Net cash used in:
Operating activities	$(21,837)
Investing activities	(14,866)
Financing activities	—
Effect of exchange rate changes on cash and cash equivalents	1

Decrease in cash and cash equivalents	$(36,702)

Net Cash Used In Operating Activities
Our net cash used in operating activities for the nine months ended September 30, 2010 was $21.8 million. Our net loss of $19.2 million was impacted by non-cash items including but not limited to: depreciation expense of $17.8 million, joint venture losses of $6.0 million, stock based compensation expense of $2.4 million, deferred income taxes of $12.3 million and other smaller adjustments. Cash used in operating activities attributable to changes in our current assets and liabilities included an increase in total accounts receivable, including from affiliates of $12.3 million, an increase in inventory of $18.0 million and a decrease in accrued expenses and taxes of $4.4 million. Cash provided by operating activities attributable to changes in our current assets and current liabilities included an overall increase in total accounts payable, including to affiliates of $15.3 million.
The increase in total accounts receivable, including from affiliates was primarily due to the timing of railcar shipments during the nine months ended September 30, 2010. The increase in inventory was primarily attributable to increased raw material purchases in response to increased order activity. The increase in total accounts payable, including to affiliates related to increased inventory purchases. Accrued expenses and taxes decreased primarily due to cost control measures.

Net Cash Used In Investing Activities
Net cash used in investing activities was $14.9 million for the nine months ended September 30, 2010, including $4.9 million of capital expenditures for the purchase of property, plant and equipment and $14.3 million related to capital contributions and loans to our joint ventures. Net cash provided by investing activities included the sale of short-term investments for $4.2 million.
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
Capital expenditures for the nine months ended September 30, 2010 were $4.9 million and our current capital expenditure plans for 2010 include projects that maintain equipment, improve efficiencies and reduce costs. These projects may also include expenditures to further integrate our supply chain. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
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
On October 29, 2010, we entered into a lease agreement with a term of eleven years and total base rent of $6.4 million, over the term of the agreement, with an entity owned by the vice chairman of our board of directors. The lease is for our headquarters location in St. Charles, Missouri, that is currently leased through ARL under our services agreement with ARL, which expires December 31, 2010. The term under the new lease agreement commences at the time the Company’s current lease under the services agreement with ARL expires.

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
Effective January 1, 2010, we adopted authoritative guidance that requires an on-going assessment to determine the primary beneficiary of a variable interest entity and disclosure requirements. As of September 30, 2010, we evaluated our joint ventures; Ohio Castings, Axis, Amtek Railcar and USRC. We specifically evaluated our financial interest in each joint venture, our ability to individually direct the activities of each joint venture and the factors that most significantly impact each joint venture’s economic performance. We concluded that we do not have a controlling financial interest, the ability to individually direct the activities or have a significant impact on economic performance for any of our joint ventures. We will update this analysis on a quarterly basis.
We perform an annual goodwill impairment test as of March 1 of each year utilizing the market and income approaches and significant assumptions discussed in Note 8 to our condensed consolidated interim financial statements. We performed this annual impairment test as of March 1, 2010, noting no adjustment was required. See Note 8 to our condensed consolidated interim financial statements.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. During the nine months ended September 30, 2010, no triggering events have occurred.
The North American railcar market has been, and we expect it to continue to be highly cyclical, generally fluctuating in correlation with the U.S. economy. While the economy and the railcar market remained weak throughout 2010, we believe that this downturn is temporary, reflecting the cyclical nature of the industry, and that railcar orders will recover in the future. Independent third party industry analysts are also forecasting the railcar market to recover as the economy improves. As a result, at this time, we do not believe that the decline in our shipments and revenues, which we view as temporary, warrants an impairment analysis of our long-lived assets. However, we intend to continue to monitor our long-lived assets for impairment in response to events or changes in circumstances.
Other than as discussed above, there have been no material changes to the critical accounting policies or estimates during the nine months ended September 30, 2010.

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
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 1A.	RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and the information in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, both filed with the SEC, and which are accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K, as supplemented by the risk factors set forth in the Quarterly Report on Form 10-Q.

ITEM 5.	OTHER INFORMATION
On October 29, 2010, American Railcar Industries, Inc. (ARI or the Company) entered into a lease agreement with a term of eleven years and total base rent of $6.4 million, over the term of the agreement, with an entity owned by the vice chairman of our board of directors. The lease is for ARI’s headquarters location in St. Charles, Missouri, that is currently leased through ARL, under our services agreement with ARL, which expires December 31, 2010. The term under the new lease agreement commences at the time the Company’s current lease under the services agreement with ARL expires. This description of the lease agreement is a summary only and is qualified in its entirety by the lease agreement, a copy of which is attached hereto as Exhibit 10.63 and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit
No.	Description of Exhibit

10.63	Lease Agreement, dated as of October 29, 2010. *

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.
Date: November 2, 2010	By:	/s/ James Cowan
James Cowan, President and Chief Executive Officer

	By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President, Chief
Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.63	Lease Agreement, dated as of October 29, 2010. *

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission