Form 10-K
period 2010-12-31
American Railcar Industries, Inc.
filed 2011-03-01
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Telephone (636) 940-6000
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day or the registrant’s most recently completed second fiscal quarter was approximately $114 million, based on the closing sales price of $12.08 per share of such stock on The NASDAQ Global Select Market on June 30, 2010.
As of February 28, 2011, as reported on the NASDAQ Global Select Market, there were 21,352,297 shares of common stock, par value $0.01 per share, of the Registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:
(1) Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders — Items 10, 11, 12, 13 and 14.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:
•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	the impact of the current economic downturn, adverse market conditions and restricted credit markets and the impact of the continuation of these conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business and the current economic environment;

•	anticipated trends relating to our shipments, revenues, financial condition or results of operations;

•	our ability to manage overhead and variations in production rates;

•	the highly competitive nature of the railcar manufacturing industry;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	the risks associated with potential joint ventures, acquisitions or new business endeavors;

•	the risks associated with international operations and joint ventures;

•	the risk of the lack of acceptance of new railcar offerings by our customers and the risk of initial production costs for our new railcar offerings being significantly higher than expected;

•	the risk of the lack of customers entering into new railcar leases;

•	the sufficiency of our liquidity and capital resources;

•	the conversion of our railcar backlog into revenues;

•	compliance with covenants contained in our unsecured senior notes;

•	the impact and anticipated benefits of any acquisitions we may complete;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn (the chairman of our board of directors and, through Icahn Enterprises L.P. (IELP), our principal beneficial stockholder) and certain of his affiliates.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K
PART I

Item 1:	Business
INTRODUCTION
We are a leading North American designer and manufacturer of hopper and tank railcars. We also lease, repair and refurbish railcars, provide fleet management services and design and manufacture certain railcar and industrial components. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.
Our primary customers include companies that purchase railcars for lease by third parties, or leasing companies, industrial companies and those that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base, we believe our integrated railcar repair, refurbishment and fleet management services and our railcar components manufacturing business help us further penetrate the general railcar manufacturing market. In addition, we offer our customers the opportunity to lease railcars. These products and services provide us with cross-selling opportunities and insights into our customers’ railcar needs that we use to improve our products and services and enhance our reputation.
We operate in two reportable segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing, railcar leasing and railcar and industrial component manufacturing. Railcar services consists of railcar repair, refurbishment and fleet management services. Financial information about our business segments for the years ended December 31, 2010, 2009 and 2008 is set forth in Note 21 of our Consolidated Financial Statements.
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
At our Paragould, Arkansas manufacturing complex, we primarily manufacture hopper railcars, but have the ability to manufacture many other types of railcars. At our Marmaduke, Arkansas manufacturing complex, we primarily manufacture tank railcars, but have the ability to produce other railcar types. We are currently performing railcar repair and refurbishment at these manufacturing complexes, in addition to railcar manufacturing.
Our operations now include three railcar assembly, sub-assembly and fabrication complexes, three railcar and industrial component manufacturing facilities, six railcar repair plants and ten mobile repair and mini-shop locations. Our services business has grown to include online access by customers, remote fleet management, expanded painting, lining and cleaning offerings, regulatory consulting and engineering support.

We are party to three joint ventures. Our Ohio Castings Company, LLC (Ohio Castings) joint venture is able to manufacture various railcar parts for sale, through one of the joint venture partners, to third parties and the other joint venture partners. Ohio Castings was temporarily idled in June 2009 due to the weak railcar market and remained temporarily idled at December 31, 2010. Our Axis, LLC (Axis) joint venture manufactures and sells axles to the joint venture partners for use and distribution both domestically and internationally. Axis began production in the third quarter of 2009. Our Amtek Railcar Industries Private Limited (Amtek Railcar) joint venture will manufacture and sell railcars for distribution to third parties in India following the construction of a manufacturing facility. For further discussion of our joint ventures refer to Note 1 to our Consolidated Financial Statements.
OUR PRODUCTS AND SERVICES
We design, manufacture and lease special, customized and general purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. We also support the railcar industry through a variety of integrated railcar services, including repair, maintenance, consulting, engineering and fleet management services.
Manufacturing Operations
We primarily manufacture two types of railcars, hopper railcars and tank railcars, but have the ability to produce additional railcar types. We offer our customers the option to lease these railcars from us. We also manufacture various components for railcar and industrial markets.
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
We have several versions of our hopper railcar that target specific customers and specific loads, including:
•	Grain Railcars. These railcars are a large group of hopper railcars within our general service hopper railcar product offering. These grain railcars service the food markets, starch markets and energy markets. For example, these railcars carry shipments of grain to animal feedstock processing plants, grain mills and ethanol facilities.
•	Cement and Sand Railcars. Cement and sand loads are heavier than many other loads of comparable volume, and therefore cement and sand railcars are smaller to compensate for the weight.
•	Plastic Pellet Railcars. These railcars are designed to transport, load and unload plastic pellets under precise specifications to preserve the purity of the load. Examples of such cargo would be food grade plastic pellets used in the production of food and medical product containers.
•	Pressureaide® Railcars. Our Pressureaide® railcar is targeted towards the bulk powder markets. Pressureaide® railcars typically handle products such as clays, industrial and food grade starches and flours. They operate with internal pressures up to 14.5 pounds per square inch, which expedites unloading, and are equipped with several safety devices, such as pressure relief valves and a rupture disc.
•	Ore Railcars. These railcars are designed to transport heavy ore mineral loads.
Tank railcars
We manufacture non-pressure and high pressure tank railcars at our Marmaduke complex. Our tank railcars are designed to enable the handling of a variety of commodities including petroleum products, ethanol, asphalt, vegetable oil, corn syrup and other food products. Our high pressure tank railcars transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Our pressure tank railcars feature a thicker pressure retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that provides improved drainage. Many of our tank railcars feature coils that are steam-heated to decrease cargo viscosity, which speeds unloading. We can alter the design of our tank railcars to address specific customer requirements.

Other railcar types
We have the ability to produce other railcar types including intermodal, gondola and aluminum coal railcars with bottom and rotary discharge.
Railcar leasing
We offer customers the option to lease our railcars through various leasing options, including full service leases. Maintenance of leased railcars could be provided, in part, through our railcar repair and refurbishment facilities.
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
Fleet management
Some of the principal features of our fleet management services business include maintenance planning, project management, tracking and tracing, engineering services, field engineering services, regulatory compliance, mileage audit, rolling stock taxes and online service access.
SALES AND MARKETING
We utilize an integrated marketing and sales effort to coordinate relationships in our manufacturing and services operations. We sell and market our products in North America through our sales and marketing staff, including sales representatives who sell directly to customers and catalogs through which our customers have access to our railcar and industrial components. Our marketing activities also include participation in trade shows, participation in industry forums and distribution of sales literature.
In 2010, sales to our top ten customers accounted for approximately 76.2% of our revenues. In 2010, our top three customers American Railcar Leasing LLC (ARL), GATX Corporation and Canadian National Railway Company accounted for approximately 35.4%, 13.3% and 9.5% of our consolidated revenues, respectively. ARL is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through Icahn Enterprises L.P. (IELP), our principal beneficial stockholder.

BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase or lease from us that have not been recognized as revenues. Our total backlog as of December 31, 2010 and 2009 was $87.6 million and $49.5 million, respectively. We estimate that 100.0% of our December 31, 2010 backlog will be converted to revenues during 2011. Included in the railcar backlog at December 31, 2010 was $1.2 million of railcars to be sold to our affiliate, ARL. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into revenues. Our December 31, 2010 railcar backlog did not include any railcars to be leased by us.
The following table shows our reported railcar backlog, and estimated future revenue value attributable to such backlog, at the end of the period shown. The reported backlog includes railcars relating to purchase obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog.

	Years ended December 31,
	2010	2009
Railcar backlog at January 1	550	4,240
New railcars delivered	(2,090)	(3,690)
New railcar orders	2,590	—

Railcar backlog at December 31	1,050	550

Estimated railcar backlog value at end of period (in thousands) (1)	$87,573	$49,501

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in certain customer contracts.
Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered, however, our backlog is not necessarily indicative of our future results of operations. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all, nor can we guarantee that the actual revenue from orders will equal our reported backlog estimates or that our future revenue efforts will be successful.
SUPPLIERS AND MATERIALS
Our business depends on the adequate supply of numerous railcar components, such as railcar wheels, brakes, axles, bearings, yokes, tank railcar heads, sideframes, bolsters and other heavy castings, and raw materials, such as steel and normalized steel plate, used in the production of railcars. Due to our vertical integration efforts, including through our involvement in joint ventures, we have the current capability to produce axles, tank railcar heads and assemble wheel sets along with numerous other railcar components.
The cost of raw materials and railcar components represents more than half of the direct manufacturing costs of most of our railcar product lines. Certain of our railcar manufacturing contracts contain provisions for price adjustments that track fluctuations in the prices of certain raw materials and railcar components, including steel, so that increases in our manufacturing costs caused by increases in the prices of these raw materials and components are passed on to our customers. Conversely, if the price of those materials or components decreases, a discount is applied to reflect the decrease in cost.
Our customers often specify particular railcar components and the suppliers of such components. We continually monitor inventory levels to support production.
In 2010, no single supplier accounted for more than 11.2% of our total purchases and our top ten suppliers accounted for approximately 51.0% of our total purchases.

Steel
We use hot rolled steel coils, as-rolled steel plate and normalized steel plate to manufacture railcars. We can acquire hot rolled steel coils and as-rolled steel plate from several suppliers. There are a limited number of qualified domestic suppliers of the form and size of normalized steel plate that we need for our manufacturing operations, and these suppliers are our only source of this product. Normalized steel plate is a special form of heat-treated steel that is stronger and is more resistant to puncture than as-rolled steel plate. Normalized steel plate is required by federal regulations to be used in tank railcars carrying certain types of hazardous cargo, including liquefied petroleum gas. We use normalized steel plate in the production of many of our tank railcars.
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
Axles
Axles have historically been capacity constrained critical components of manufacturing railcars. Our joint venture, Axis, produces railcar axles and is our primary supplier of new axles.
COMPETITION
The railcar manufacturing industry has historically been extremely competitive and has become even more so due to the current economic environment driven by increased pricing pressures from customers. We compete primarily with Trinity Industries, Inc. (Trinity), The Greenbrier Companies, Inc. (Greenbrier) and National Steel Car Limited (National Steel) in the hopper railcar market and with Trinity, Greenbrier and Union Tank Car Company (Union Tank) in the tank railcar market. Competitors have and may continue to expand their capabilities into our focused railcar markets.
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
EMPLOYEES
As of December 31, 2010, we had 1,598 full-time employees in various locations throughout the United States and Canada of which 18.0% were covered by domestic collective bargaining agreements at two of our repair facilities and at our Texas steel foundry. Two of these collective bargaining agreements covering 6.7% of our full-time employees expired during 2010 and new collective bargaining agreements were successfully negotiated. A collective bargaining agreement covering 11.3% of our full-time employees will expire in April 2011.
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

ENVIRONMENTAL MATTERS
We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities and negligent acts, and also may expose us to liability for the conduct of others or for our actions that complied with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law.
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
Certain real property we acquired from ACF Industries LLC (ACF) in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. Substantially all of the issues identified relate to the use of this property prior to its transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe we will incur material costs in connection with any investigation or remediation activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of such remediation.
We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.
Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our financial condition and operations. In addition, we have historically conducted investigation and remediation activities at properties that we own to address historic contamination. To date, such costs have not been material. Although we believe we have satisfactorily addressed all known material contamination through our remediation activities, there can be no assurance that these activities have addressed all historic contamination. The discovery of past contamination or the release of hazardous substances into the environment at our current or formerly owned or operated facilities could require us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business.
In addition to environmental laws, the transportation of commodities by railcar raises potential risks in the event of a derailment or other accident and we could face environmental claims for railcars that we sell or lease to others. Generally, liability under existing law in the United States for a derailment or other accident depends on the negligence of the party, such as the railroad, the shipper or the manufacturer of the railcar or its components. However, for hazardous commodities being shipped, strict liability concepts may apply.

Item 1A:	Risk Factors
RISKS RELATED TO OUR BUSINESS
The highly cyclical nature of the railcar industry and restricted credit markets may result in lower revenues during economic downturns.
The North American railcar market has been, and we expect it to continue to be highly cyclical, resulting in volatility in demand for our products and services. The recent worldwide financial turmoil and associated economic downturn has adversely affected the overall railcar industry as well as sales of our railcars and other products and caused us to slow our production rates significantly in 2010. For example, over approximately the past three and a half years, we experienced a decrease in demand and an increase in pricing pressures in our railcar markets, and over the past four years our new railcar orders have fluctuated from approximately 2,510 in 2007, to approximately 280 in 2008, none in 2009 and approximately 2,590 in 2010. We estimate that 100.0% of our December 31, 2010 backlog will be converted to revenues during 2011 and, as a result, if we are unable to obtain new orders it would have a material adverse effect on our business and financial condition.
Most of the end users of our railcars acquire them through leasing arrangements with our leasing company customers. The current economic environment and restricted credit markets have resulted in stricter borrowing conditions and, in some cases, higher interest rates for new borrowings, either of which could increase the cost of, or potentially deter, new leasing arrangements. These factors have caused and could continue to cause our leasing company customers to purchase fewer railcars. In addition, the slow-down of the United States economy has reduced and may continue to reduce requirements for the transport of products carried by the railcars we manufacture. These factors have resulted and may continue to result in decreased demand and increased pricing pressures on the sales of railcars. Sales of other of our industrial products have also been and may continue to be adversely affected by the slowdown in industrial output. All of these factors could have a material adverse effect on our business, financial condition and results of operations.
We operate in a highly competitive industry and we may be unable to compete successfully, which would materially adversely affect our results of operations.
We face intense competition in all of our markets. In our railcar manufacturing business we have four primary competitors. Any of these competitors may, from time to time, have greater resources than we do. Our current competitors may increase their participation, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry, which has been exacerbated by the recent economic downturn, has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars. These pressures may intensify if consolidation among our competitors occurs. If we produce any types of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type.
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
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Our top ten customers represented approximately 76.2%, 89.0% and 90.7% of our total consolidated revenues in 2010, 2009 and 2008, respectively. Moreover, our top three customers accounted for approximately 58.2%, 84.4% and 82.0% of our total consolidated revenues in 2010, 2009 and 2008, respectively. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations. If one of our significant customers was unable to pay due to financial conditions, it could materially adversely affect our business, financial condition and results of operations.
The level of our reported railcar backlog may not necessarily indicate what our future revenues will be and our actual revenues may fall short of the estimated revenue value attributed to our railcar backlog.
We define backlog as the number of railcars to which our customers have committed in writing to purchase and lease. The estimated backlog value in dollars is the anticipated revenue on the railcars included in the backlog for purchase and the estimated fair market value of the railcars included in the backlog for lease. Our competitors may not define railcar backlog in the same manner as we do, which could make comparisons of our railcar backlog with theirs misleading. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay our railcar backlog from being converted into revenues. Our reported railcar backlog may not be converted into revenues in any particular period, if at all, and the actual revenues from such sales may not equal our reported estimates of railcar backlog value.

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
In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit the joint venture’s operations and make the manufacturing and distribution of its products internationally more difficult. Furthermore, any material changes in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by non-U.S. governments and their respective agencies could adversely affect the joint venture’s ability to import railcar parts or manufacture railcars. The uncertainty of the legal environment in countries such as India could also limit our ability to enforce effectively our rights related to our investment in our international joint venture.
The cost of raw materials and components that we use to manufacture railcars, particularly steel, are subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials may materially adversely affect our business, financial condition and results of operations.
The cost of raw materials, including steel, and components, including scrap metal, used in the production of our railcars, represents more than half of our direct manufacturing costs per railcar. We have provisions in certain of our current railcar manufacturing sales orders that allow us to pass on to our customers price fluctuations in and surcharges related to certain raw materials, including steel, as well as certain components. The number of customers to which we are not able to pass on price increases may increase in the future, and any such increase could adversely affect our operating margins and cash flows. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars, may have a material adverse effect on our business, financial condition and results of operations. Such price increases could reduce demand for our railcars. If we are not able to buy raw materials at fixed prices, or pass on price increases to our customers, we may lose railcar orders or enter into contracts with less favorable contract terms, any of which could have a material adverse effect on our business, financial condition and results of operations.
If any of our raw material or component suppliers were unable to continue their businesses, the availability or price of the materials we use could be adversely affected. Deliveries of our raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.
Fluctuations in the supply of components and raw materials we use in manufacturing railcars, which are often only available from a limited number of suppliers, could cause production delays or reductions in the number of railcars we manufacture, which could materially adversely affect our business, financial condition and results of operations.
Our railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, bearings, yokes, sideframes, bolsters and other heavy castings. Some of these components are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components as reliable suppliers could reach capacity production levels. Supply constraints in our industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use. In addition, we do not carry significant inventories of certain components and procure many of our components on an as needed basis. In the event that our suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that we use, or refuse to do business with us for any reason, our business would be disrupted. Our inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially adversely affect our operating results.
If any of our significant suppliers of railcar components were to shut down operations, our business and financial results could be affected as we may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.

We may pursue joint ventures, acquisitions or new business endeavors that involve inherent risks, any of which may cause us not to realize anticipated benefits and we may have difficulty integrating the operations of any companies that we acquire, joint ventures that we form, or new business endeavors, which may adversely affect our results of operations.
We may not be able to successfully identify suitable joint venture, acquisition or new business endeavor opportunities or complete any particular joint venture, acquisition, business combination, other transaction or new business endeavors on acceptable terms. Our identification of suitable joint ventures opportunities, acquisition candidates and new business endeavors and the integration of new and acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. These issues may require significant financial resources that could otherwise be used for the ongoing development of our current operations.
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent we pursue opportunities internationally, such as our joint venture in India, or in new railcar markets where we do not have significant experience. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may experience managerial or other conflicts with our joint venture partners. Any of these items could adversely affect our results of operations.
Our failure to identify suitable joint venture, acquisition opportunities or new business endeavors may restrict our ability to grow our business. If we are successful in pursuing such opportunities, we may be required to expend significant funds, incur additional debt or issue additional securities, which may materially adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures.
If any of our joint ventures generate significant losses, it could adversely affect our results of operations. For example, if our Axis joint venture is unable to operate as anticipated, incurs significant losses or otherwise is unable to honor its obligation to us under the Axis loan, our financial results or financial position could be adversely impacted.
Our failure, or the failure of our joint ventures, to complete capital expenditure projects on time and within budget, or the failure of these projects, once constructed, to operate as anticipated could materially adversely affect our business, financial condition and results of operations.
Construction plans we may have from time to time, and the current and any future construction plans of our joint ventures are subject to a number of risks and contingencies over which we may have little control and that may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once constructed. If these capital expenditure projects do not achieve the results anticipated, we may not be able to satisfy our operational goals on a timely basis, if at all. If we or our joint ventures are unable to complete the construction of any of such capital expenditure projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated our business, financial condition and results of operations could be materially and adversely affected. For example, if Amtek Railcar is unable to start up operations effectively and in a timely manner or incurs significant losses at the onset of operations, our results of operations or financial position could be adversely impacted.
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
Our entry into the railcar leasing market may deplete cash, cause us to compete directly with our customers and adversely affect our results of operations.
We will utilize existing cash to manufacture railcars we lease to customers, while cash from lease revenue will be received over the life of the lease or leases relating to those railcars. Depending upon the number of railcars that we lease and the amount of cash used in other operations, our cash balances could be depleted, which may limit our ability to support operations, maintain or expand our existing business, or take advantage of new business opportunities. We could also experience significant defaults on leases that could further constrain cash.
We may begin to compete with certain of our significant customers through our entry into the railcar leasing market. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleet, competing directly with our new railcar leasing business and with leasing companies, some of which are our largest customers.
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could materially adversely affect our business, results of operations or financial condition.
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
Railcar sales comprised approximately 62.7%, 79.1% and 86.0% of our total consolidated revenue in 2010, 2009 and 2008, respectively. Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year, as discussed above. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determines when we record the revenues associated with our railcar sales. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our shipment and production schedules, which could have a materially adverse affect on our financial results.
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
Certain covenants, including those that restrict our ability to incur additional indebtedness and issue disqualified or preferred stock, become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. Any additional financing we may obtain could contain similar or more restrictive covenants. As of December 31, 2010, based on the Company’s fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including the Company’s ability to incur additional debt, have become further restricted. Our ability to comply with any covenants may be adversely affected by general economic conditions, political decisions, industry conditions and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants as they apply to us or when and if they become applicable to us. Our failure to comply with these covenants should they become applicable to us, could result in an event of default, which could materially and adversely affect our operating results, our financial condition and liquidity.
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

Companies affiliated with Mr. Carl Icahn are important to our business.
We manufacture railcars and railcar components and provide railcar services for companies affiliated with Mr. Carl Icahn, our principal beneficial stockholder through IELP and the chairman of our board of directors. We are currently subject to agreements, and may enter into additional agreements, with certain of these affiliates that are important to our business. To the extent our relationships with affiliates of Mr. Carl Icahn change due to the sale of his interest in us, such affiliates or otherwise, our business, results of operations and financial condition may be materially adversely affected.
An affiliate of Mr. Carl Icahn accounted for approximately 35.4%, 28.2% and 24.5% of our consolidated revenues in 2010, 2009 and 2008, respectively. This revenue is primarily attributable to our sale of railcars to ARL, a railcar leasing company owned by affiliates of Mr. Carl Icahn, which currently purchases all of its railcars from us, but is not required to do so in the future. Our railcar backlog at December 31, 2010 included $1.2 million of railcars to be sold to our affiliate, ARL.
Some of our railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our other employees in the future could adversely affect our operations.
As of December 31, 2010, the employees at our sites covered by collective bargaining agreements collectively represent approximately 18.0% of our total workforce. A collective bargaining agreement covering 11.3% of our full-time employees will expire in April 2011. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or employees at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
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
We also provide certain postretirement benefits for certain of our salaried and hourly employees and retirees. Our postretirement benefit obligations and related expense with respect to these postretirement benefits also increase or decrease based on several factors and could have a similarly material adverse effect on our financial condition and results of operations due to changes in these factors.
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

Our substantial indebtedness, as a result of our outstanding unsecured senior notes, could adversely affect our operations and financial results and prevent us from fulfilling our obligations under the notes.
Our substantial indebtedness, consisting of our $275.0 million of unsecured senior notes, could have important consequences to our investors. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the notes;
•	increase our vulnerability to general economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit, among other things, our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes or acquisitions.
These consequences could have a significant adverse effect on our business, financial condition and results of operations. In addition, as of December 31, 2010, based on the fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of the covenants in the indenture governing our unsecured senior notes, including our ability to incur additional debt, have become further restricted. Failure to comply with covenants in the indenture could result in an event of default, which, if not cured or waived, could have a significant adverse effect on us.
Despite our substantial indebtedness, we may still be able to incur substantially more debt, as may our subsidiaries, which could further exacerbate the risks associated with our substantial indebtedness.
Despite our restrictions under our unsecured senior notes, including restrictions relating to our fixed charge coverage ratio described above, we may be able to incur future indebtedness, including secured indebtedness, and this debt could be substantial. Any additional secured borrowings by us and any borrowings by our subsidiaries would be senior to the notes. If new debt is added to our, or our subsidiaries’, current debt levels the related risks that we or they now face could be magnified.
We may not be able to generate sufficient cash flow to service all of our obligations, including our obligations under our unsecured senior notes and we may not be able to refinance our indebtedness on commercially reasonable terms.
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
Our business may not be able to generate sufficient cash flow from operations and there can be no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and we cannot assure you that we will be able to refinance any of our indebtedness, including our unsecured senior notes, on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be effected on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing and to do so on commercially reasonable terms will depend on our financial condition at the time, the indenture governing the notes, restrictions in any agreements governing our indebtedness and other factors, including the condition of the financial markets and the railcar industry.
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
As a public company, we may have reduced access to resources of, and benefits provided by, entities affiliated with Mr. Carl Icahn.
We believe that our relationship with entities affiliated with Mr. Carl Icahn has, in many cases, provided us with a competitive advantage in identifying and attracting partners for critical supply and buying arrangements. If we were unable to participate in these supply and buying group arrangements, our manufacturing costs could increase and our results of operations and financial condition may be materially adversely affected.
If ACF does not, or is unable to, honor its remedial or indemnity obligations to us regarding environmental matters, such environmental matters may have a material adverse effect on our business, financial condition or results of operations.
Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. Substantially all of these issues identified relate to the use of this property prior to its transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe we will incur material costs in connection with any investigation or remediation activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of such remediation. The discovery of historic contamination or the release of substances into the environment at our current or formerly owned or operated facilities could require ACF or us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business. Any environmental liabilities we may incur that are not covered by adequate insurance or indemnification will also increase our costs and have a negative impact on our profitability.
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
Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent our competitors from duplicating our products or gaining access to our proprietary information and technology. These means also may not permit us to gain or maintain a competitive advantage. As we expand internationally, through our joint ventures or otherwise, we become subject to the risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as intellectual property laws in the U.S.

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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 9 to our Consolidated Financial Statements, no triggering events occurred in 2010. We perform an annual goodwill impairment test as of March 1 of each year. As discussed in Note 10, to our Consolidated Financial Statements, no impairment loss was noted in 2010. Assumptions used in our goodwill impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
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
The market price for our common stock has varied between a high closing sales price of $22.31 per share and a low closing sales price of $6.59 in the past twenty four months. This volatility may affect the price at which you could sell our common stock. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
Our stock price may decline due to sales of shares beneficially owned by Mr. Carl Icahn through IELP.
Sales of substantial amounts of our common stock, or the perception that these sales may occur, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. Of our outstanding shares of common stock, approximately 54.3% are beneficially owned by Mr. Carl Icahn through IELP. Mr. Carl Icahn is also the chairman of our board of directors.
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

Mr. Carl Icahn exerts significant influence over us and his interests may conflict with the interest of our other stockholders.
Mr. Carl Icahn, the chairman of our board of directors, controls approximately 54.3% of the voting power of our capital stock, through IELP, and is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding common stock, which may adversely affect the market price of our stock.
Mr. Carl Icahn owns, controls and has an interest in a wide array of companies, some of which, such as ARL and ACF as described below, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL, a railcar leasing company owned by Mr. Carl Icahn, competes directly with our other customers and may compete directly with us in the railcar leasing business and ACF has supplied us and our competitors with critical components. ACF has previously manufactured railcars for us. Mr. Carl Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be complementary to our business. Our articles of incorporation allow Mr. Carl Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us, Mr. Carl Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or you.
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
Our headquarters is located in St. Charles, Missouri. We lease this facility from an entity owned by Mr. James Unger, vice chairman of our board of directors pursuant to a lease agreement that expires December 31, 2021, as described in Note 20 to our Consolidated Financial Statements.
The following table presents information about our railcar manufacturing and components manufacturing facilities as of December 31, 2010:

Lease
		Leased or	Expiration
Location	Use	Owned	Date
Paragould, Arkansas	Railcar manufacturing	Owned	N/A

Marmaduke, Arkansas	Railcar manufacturing	Owned	N/A

Jackson, Missouri	Railcar components manufacturing	Owned	N/A

Kennett, Missouri	Railcar subassembly and small components manufacturing	Owned	N/A

Longview, Texas	Steel foundry	Owned	N/A

St. Charles, Missouri	Aluminum foundry and machining	Leased	2/28/2011	(1)

(1)	This lease was renewed during 2011 and expires on February 28, 2016.
The following table presents information about our railcar services facilities as of December 31, 2010 where we provide railcar repair, cleaning, maintenance and other services:

		Lease
	Leased or	Expiration
Location	Owned	Date
Longview, Texas	Owned	N/A

Goodrich, Texas	Owned	N/A

North Kansas City, Missouri	Owned	N/A

Tennille, Georgia	Owned	N/A

Milton, Pennsylvania	Owned	N/A	(1)

La Porte, Texas	Owned	N/A	(2)

Bude, Mississippi	Leased	4/30/2011	(3)

Sarnia, Ontario	Leased	10/31/2026	(4)

Gonzales, Louisiana	Leased	3/31/2013	(5)

Green River, Wyoming	Leased	12/1/2017	(6)

(1)	This facility has been idle since 2003.

(2)	This property was purchased during 2010 subsequent to the lease expiring.

(3)	The majority of the facility in Bude, Mississippi is subject to a lease from the city that expires on April 30, 2011. This lease automatically renews on May 1, 2011, for one year, and contains a termination clause requiring six months advance notice. We currently intend to remain in this facility. The remaining portion of the facility in Bude, Mississippi, is subject to a county lease that expires on February 28, 2014.

(4)	The land this facility is located on is subject to a lease that expires on October 31, 2026 and automatically renews for twenty years.

(5)	This facility is subject to a lease that expires on March 31, 2013.

(6)	The land this facility is located on is subject to a lease from the State that expires on December 1, 2017.

Item 3:	Legal Proceedings
We were named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc., filed on August 17, 2007 in the Circuit Court of Greene County, Arkansas Civil Division. The court reached a verdict in our favor on May 24, 2010. The plaintiff did not appeal the decision within the timeframe allowed.
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
Market Information
Our common stock has been traded on the NASDAQ Global Select Market under the symbol ARII since January 20, 2006. There were approximately 12 holders of record of common stock as of February 26, 2011 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker.
The following table shows the price range of our common stock by quarter for the years ended December 31, 2010, 2009 and 2008:

	Prices
Year Ended December 31, 2010	High	Low
Quarter ended March 31, 2010	$12.38	$8.90
Quarter ended June 30, 2010	19.03	12.06
Quarter ended September 30, 2010	16.13	10.39
Quarter ended December 31, 2010	22.31	15.01

Year Ended December 31, 2009	High	Low
Quarter ended March 31, 2009	$11.44	$6.59
Quarter ended June 30, 2009	9.44	6.83
Quarter ended September 30, 2009	12.72	7.30
Quarter ended December 31, 2009	12.12	9.76

Year Ended December 31, 2008	High	Low
Quarter ended March 31, 2008	$25.51	$15.81
Quarter ended June 30, 2008	22.28	16.78
Quarter ended September 30, 2008	23.00	15.04
Quarter ended December 31, 2008	15.63	6.10
Dividend Policy and Restrictions
We declared cash dividends of $0.03 per share in every quarter of 2006, 2007 and 2008 and the first two quarters of 2009 before our board of directors suspended the dividend indefinitely. Any future declaration and payment of dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any borrowing arrangements and other factors our board of directors considers relevant. Additionally, the indenture relating to our unsecured senior notes contains certain covenants that may restrict our payments of dividends if certain conditions are present.

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
The following graph illustrates the cumulative total stockholder return on our Common Stock during the period from January 20, 2006, the date our Common Stock began trading on the NASDAQ Global Select Market, through December 31, 2010, and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 20, 2006, in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.
Stock Performance Graph

Item 6:	Selected Consolidated Financial Data.
The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data as of and for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statements of operations and cash flow data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our historical consolidated financial statements not included in this filing. See “Index to Consolidated Financial Statements.”

	Years ended December 31,
	2010	2009	2008	2007	2006 (7)
	($ in thousands, except per share data)
Consolidated statement of operations data:
Revenues
Manufacturing operations (1)	$206,094	$365,329	$757,505	$648,124	$597,913
Railcar services (2)	67,469	58,102	51,301	50,003	48,139

Total revenues	273,563	423,431	808,806	698,127	646,052
Cost of revenues
Manufacturing operations	(210,269)	(329,025)	(682,744)	(568,023)	(537,344)
Railcar services	(54,353)	(47,015)	(41,653)	(41,040)	(38,020)

Total cost of revenues	(264,622)	(376,040)	(724,397)	(609,063)	(575,364)

Gross profit	8,941	47,391	84,409	89,064	70,688

Income related to insurance recoveries, net	—	—	—	—	9,946
Gain on asset conversion, net	—	—	—	—	4,323
Selling, administrative and other (3)	(25,591)	(25,141)	(26,535)	(27,379)	(28,399)

Operating (loss) earnings	(16,650)	22,250	57,874	61,685	56,558
Interest income (4)	3,519	6,613	7,835	13,829	1,504
Interest expense	(21,275)	(20,909)	(20,299)	(17,027)	(1,372)
Other income (5)	394	20,869	3,657	—	—
(Loss) income from joint venture	(7,789)	(6,797)	718	881	(734)

(Loss) earnings before income tax expense	(41,801)	22,026	49,785	59,368	55,956
Income tax benefit (expense)	14,795	(6,568)	(18,403)	(22,104)	(20,752)

Net (loss) earnings	$(27,006)	$15,458	$31,382	$37,264	$35,204
Less preferred dividends	—	—	—	—	(568)

Net (loss) earnings available to common shareholders	$(27,006)	$15,458	$31,382	$37,264	$34,636

Weighted average shares outstanding-basic (6)	21,302	21,302	21,302	21,274	20,667
Net (loss) earnings per common share-basic (6)	$(1.27)	$0.73	$1.47	$1.75	$1.68

Weighted average shares outstanding-diluted (6)	21,302	21,302	21,302	21,357	20,733
Net (loss) earnings per common share-diluted (6)	$(1.27)	$0.73	$1.47	$1.74	$1.67

Dividends declared per common share	$—	$0.06	$0.12	$0.12	$0.12

Consolidated balance sheet data (at year end):
Cash and cash equivalents	$318,758	$347,290	$291,788	$303,882	$40,922
Net working capital	362,763	374,965	376,106	380,111	126,086
Property, plant and equipment, net	181,255	199,349	206,936	175,166	130,293
Total assets	654,367	664,364	679,654	654,384	338,926
Total liabilities	346,591	328,724	364,929	363,396	88,746
Total shareholders’ equity	307,776	335,640	314,725	290,988	250,180

Consolidated cash flow data:
Net cash (used in) provided by operating activities	$(12,141)	$84,143	$44,603	$60,219	$29,967
Net cash used in investing activities	(16,692)	(26,842)	(54,110)	(67,434)	(51,704)
Net cash provided by (used in) financing activities	294	(1,917)	(2,564)	270,164	33,967
Effect of exchange rate changes on cash and cash equivalents	7	118	(23)	11	—

You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

(1)	Includes revenues from transactions with affiliates of $81.9 million, $105.2 million, $182.8 million, $140.2 million and $50.0 million in 2010, 2009, 2008, 2007 and 2006, respectively.

(2)	Includes revenues from transactions with affiliates of $15.0 million, $14.4 million, $15.3 million, $16.0 million and $18.9 million in 2010, 2009, 2008, 2007 and 2006, respectively.

(3)	Includes costs from transactions with affiliates of $0.6 million, $0.6 million, $0.6 million, $0.6 million and $2.0 million in 2010, 2009, 2008, 2007 and 2006, respectively.

(4)	Includes interest income from affiliates of $2.6 million and $1.0 million in 2010 and 2009, respectively, and less than $0.1 million in 2008, 2007 and 2006.

(5)	Includes other income from affiliates of less than $0.1 million in both 2010 and 2009 and zero in 2008, 2007 and 2006.

(6)	Share and per share data has been restated to give effect to the merger of American Railcar Industries, Inc. and its wholly-owned subsidiary, American Railcar Industries, Inc. the surviving entity in 2006.

(7)	Includes the acquisition of Custom Steel, effective as of March 31, 2006.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
We are a leading North American designer and manufacturer of hopper and tank railcars. We also lease, repair and refurbish railcars, provide fleet management services and design and manufacture certain railcar and industrial components. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services.
We operate in two segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing, railcar leasing and railcar and industrial component manufacturing. Railcar services consist of railcar repair and refurbishment services and fleet management services.
The North American railcar market has been, and we expect it to continue to be highly cyclical. The recent economic downturn and restricted credit markets have seen modest improvements but had a negative effect on the railcar manufacturing market in which we compete, resulting in increased competition and significant pricing pressures in 2010. This downturn adversely affected the sales of our railcars and other products and caused us to slow our production rates in 2010 as compared to 2009, resulting in a significant decrease in comparable shipments and revenues. For the year ended December 31, 2010 we reported a net loss.
Throughout 2010, railcar loadings have increased and the number of railcars in storage has decreased, as reported by an independent third party industry analyst. Along with these improvements, which may or may not continue, we have received an increased number of requests for quotations and were successful in securing approximately 2,590 railcar orders in 2010. We believe that these improvements appear to indicate that the railcar market has begun and will continue to improve and based in part on these factors, we currently expect our railcar orders and shipments to increase in 2011, as compared to 2010. We cannot assure you that the railcar market will continue to improve or that our railcar orders and shipments will increase.
Our railcar services segment experienced growth due to increased volumes at railcar repair plants and railcar repair projects completed at our railcar manufacturing facilities. These higher volumes along with our seasoned workforce have generated additional efficiencies in completing repair projects. We plan to continue to utilize available capacity at these facilities for certain repair projects in 2011.

RESULTS OF OPERATIONS
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	Years ended December 31,
	2010	2009	2008
Revenues
Manufacturing operations	75.3%	86.3%	93.7%
Railcar services	24.7%	13.7%	6.3%

Total revenues	100.0%	100.0%	100.0%
Cost of revenues
Manufacturing operations	(76.8%)	(77.7%)	(84.4%)
Railcar services	(19.9%)	(11.1%)	(5.2%)

Total cost of revenues	(96.7%)	(88.8%)	(89.6%)

Gross profit	3.3%	11.2%	10.4%
Selling, administrative and other expenses	(9.4%)	(5.9%)	(3.3%)

(Loss) earnings from operations	(6.1%)	5.3%	7.1%
Interest income	1.3%	1.6%	1.0%
Interest expense	(7.8%)	(4.9%)	(2.5%)
Other income	0.1%	4.9%	0.5%
(Loss) earnings from joint venture	(2.8%)	(1.6%)	0.1%

(Loss) earnings before income tax expense	(15.3%)	5.3%	6.2%
Income tax benefit (expense)	5.4%	(1.6%)	(2.3%)

Net (loss) earnings	(9.9%)	3.7%	3.9%

Year ended December 31, 2010 compared to year ended December 31, 2009
Revenues
Our revenues in 2010 decreased 35.4% to $273.6 million from $423.4 million in 2009. This decrease was attributable to a decrease in revenues from manufacturing operations partially offset by an increase in revenues from railcar services.
Our manufacturing operations revenues decreased 43.6% to $206.1 million in 2010 from $365.3 million in 2009. The primary reasons for the decrease in revenues were a decrease in railcar shipments and an overall decrease in average selling prices due to competitive pricing and a change in product mix. Our shipments in 2010 were approximately 2,090 railcars as compared to approximately 3,690 railcars in 2009.
In 2010, our manufacturing operations revenues included $81.9 million, or 29.9% of our total consolidated revenues, from transactions with ARL, compared to $105.2 million, or 24.8% of our total consolidated revenues from transactions with ARL and ACF, in 2009. ARL and ACF are affiliated companies controlled by Mr. Carl Icahn.
Our railcar services revenues increased 16.1% to $67.5 million in 2010 from $58.1 million in 2009. This increase was primarily attributable to higher volumes at railcar repair plants and the utilization of our railcar manufacturing facilities for railcar repair projects. In 2010, our railcar services revenues included $15.0 million, or 5.5% of our total consolidated revenues, from transactions with ARL, as compared to $14.4 million, or 3.4% of our total consolidated revenues, in 2009. ARL is an affiliated company controlled by Mr. Carl Icahn.
Gross profit
Our gross profit decreased to $8.9 million in 2010 from $47.4 million in 2009. Our gross profit margin decreased to 3.3% in 2010 from 11.2% in 2009. This decrease in overall gross profit margin was primarily driven by a decrease in our gross profit margins from our manufacturing operations.
Our gross profit margin for our manufacturing operations decreased to a loss of 2.0% in 2010 as compared to a profit of 9.9% in 2009. This decrease was primarily attributable to lower shipments, lower average selling prices and the impact of fixed costs in a low production environment.

Our gross profit margin for railcar services increased to 19.4% in 2010 from 19.1% in 2009. This increase was primarily attributable to increased volumes at railcar repair plants and repair projects performed at our railcar manufacturing facilities.
Selling, administrative and other expenses
Our selling, administrative and other expenses increased in 2010 to $25.6 million from $25.1 million in 2009. The increase of $0.5 million was primarily attributable to a $3.1 million increase in stock based compensation expense, partially offset by a decrease in incentive compensation, outside services and a non-recurring legal settlement recorded in 2009. The increase in stock based compensation expense was due to increased expense related to our stock appreciation rights (SARs), which was driven by an increase in the stock price in 2010 as compared to 2009.
Interest expense and interest income
Net interest expense for 2010 was $17.8 million, representing $3.5 million of interest income and $21.3 million of interest expense, as compared to $14.3 million of net interest expense for 2009, representing $6.6 million of interest income and $20.9 million of interest expense.
The $3.1 million decrease in interest income from 2009 to 2010 was primarily attributable to the higher interest rate that was earned on corporate bonds purchased and sold in 2009, as the sale proceeds were reinvested at a lower rate of return. The $0.4 million increase in interest expense from 2009 to 2010 was primarily due to a decrease in capitalized interest caused by a decrease in capital expenditures.
Other income
Other income of $0.4 million was recognized in 2010 related to realized gains on the sale of a portion of our investment in Greenbrier common stock. During 2009, we sold our investment in corporate bonds resulting in a realized gain of $23.9 million partially offset by a $2.9 million other-than-temporary impairment of our investment in Greenbrier common stock and a realized loss of less than $0.1 million on the sale of 7,000 shares of Greenbrier common stock. See further discussion of our short-term investment activity in Note 3 to our Consolidated Financial Statements.
(Loss) earnings from joint ventures
Loss from joint ventures was $7.8 million in 2010 as compared to $6.8 million in 2009. In 2010, due to weak demand, Axis reported a loss, of which our share was $6.3 million, Ohio Castings reported a loss, of which our share was $1.0 million and Amtek Railcar and US Railcar Company LLC (USRC) both reported a loss, of which our combined share was $0.5 million. In 2009, Axis reported a loss, of which our share was $5.0 million and Ohio Castings reported a loss, of which our share was $1.8 million. During 2009, Ohio Castings was temporarily idled due to the weak railcar market and remained temporarily idled at December 31, 2010.
Income tax benefit (expense)
In 2010, we reported an income tax benefit of $14.8 million as compared to an income tax expense of $6.6 million for 2009. The effective tax rate for 2010 was 35.4% as compared to 29.8% for 2009. During 2010, we recorded a valuation allowance for a deferred tax asset that became unrealizable. We plan to file for a loss carry-back to prior years. In 2009, we recorded a one-time $1.0 million adjustment to accrued taxes due to certain tax benefits becoming recognizable.
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

In 2009, our manufacturing operations revenues included $105.2 million, or 24.8% of our total consolidated revenues, from transactions with ARL and ACF, compared to $182.8 million, or 22.6% of our total consolidated revenues, in 2008. ARL and ACF are affiliated companies controlled by Mr. Carl Icahn.
Our railcar services revenues increased 13.3% to $58.1 million in 2009 from $51.3 million in 2008. This increase was primarily attributable to expansions at our railcar repair facilities and the railcar repair work performed at one of our railcar manufacturing facilities. In 2009, our railcar services revenues included $14.4 million, or 3.4% of our total consolidated revenues, from transactions with ARL, as compared to $15.3 million, or 1.9% of our total consolidated revenues, in 2008. ARL is an affiliated company controlled by Mr. Carl Icahn.
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
Selling, administrative and other expenses
Our selling, administrative and other expenses decreased in 2009 to $25.1 million from $26.5 million in 2008. The decrease of $1.4 million was primarily attributable to decreased workforce and other cost cutting measures partially offset by a legal settlement and an increase in stock based compensation expense of $0.9 million. The increase in stock based compensation expense was due to increased expense for SARs, which was driven by a trend of increasing stock price levels in 2009 as compared to a trend of decreasing stock price levels in 2008.
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
Other income
During 2009, we sold corporate bonds we had invested in resulting in a realized gain of $23.9 million partially offset by a $2.9 million other-than-temporary impairment of our investment in Greenbrier common stock and a realized loss of less than $0.1 million on the sale of 7,000 shares of Greenbrier common stock. See further discussion of our short-term investment activity in Note 3 to our Consolidated Financial Statements.
(Loss) earnings from joint ventures
Loss from joint ventures was $6.8 million in 2009 as compared to earnings from joint ventures of $0.7 million in 2008. In 2009, due to weak demand, Axis reported a loss, of which our share was $5.0 million and Ohio Castings reported a loss, of which our share was $1.8 million. In 2008, Axis reported a loss, of which our share was $1.1 million and Ohio Castings reported net income, of which our share was $1.8 million. During 2009, Ohio Castings was temporarily idled due to the weak railcar market.
Income tax expense
In 2009, we reported income tax expense of $6.6 million as compared to $18.4 million for 2008. The effective tax rate for 2009 was 29.8% as compared to 37.0% for 2008. The decrease in the effective tax rate in 2009 was primarily attributable to a one-time $1.0 million adjustment to accrued taxes due to certain tax benefits becoming recognizable during 2009.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2010, we had net working capital of $362.8 million, including $318.8 million of cash and cash equivalents. Our cash position at December 31, 2010 consists of cash proceeds from our unsecured senior notes issued in February 2007, net cash proceeds from our short-term investment activity and overall cash used in operations.
Outstanding and Available Debt
Unsecured senior notes
In February 2007, we issued $275.0 million of unsecured senior fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes). The offering resulted in net proceeds to us of approximately $270.7 million. The terms of the Notes contain restrictive covenants, including limitations on our ability to incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of December 31, 2010, our fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, is less than 2.0 to 1.0 and based on this ratio, certain of these covenants, including our ability to incur additional debt, have become further restricted. As of December 31, 2010, and for the year then ended, we were in compliance with all of our covenants under the Notes.
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
Our net cash used in operating activities for the year ended December 31, 2010 was $12.1 million. Our net loss of $27.0 million was impacted by non-cash items including depreciation and amortization expense of $24.3 million, joint venture losses of $7.8 million, stock based compensation of $5.4 million (relating to SARs that settle in cash) and other smaller items.
Cash used in operating activities included an increase of $13.3 million of accounts receivable (including those from affiliates), an increase of $9.9 million of inventory and an increase of $13.2 million of income taxes receivable. Cash provided by operating activities included an increase of $12.1 million in accounts payable (including those to affiliates), an increase in accrued expenses and taxes of $0.5 million, a decrease of $2.2 million in prepaid expenses and other current assets and a decrease of $0.8 million in interest receivable, due from affiliates.
The increase in accounts receivable and inventory was primarily due to increased sales and production levels in December 2010 as compared to December 2009. The increase in income taxes receivable was primarily due to our net loss of $27.0 million. The increase in accrued expenses and taxes was primarily due to an increase in accrued stock based compensation (relating to SARs that settle in cash) at December 31, 2010 compared to December 31, 2009. The increase in accounts payable is primarily due to an increase in production and inventory levels and the timing of payments in 2010 compared to 2009. The decrease in prepaid expenses and other current assets is primarily due to a decrease in advances to the workers’ compensation insurance carrier and the timing of corporate insurance payments in 2010 as compared to 2009. The decrease in interest receivable is primarily attributable to the sale of corporate bonds in 2009.
Cash Flow from Investing Activities
Net cash used in investing activities was $16.7 million for the year ended December 31, 2010. This amount includes $6.1 million of purchases of property, plant and equipment, $14.9 million of equity contributions and loans to our Ohio Castings, Axis, Amtek Railcar and USRC joint ventures, partially offset by a $4.2 million cash inflow from the sale of short-term investments. The $6.1 million in capital expenditures was primarily for the purchase of equipment at multiple locations and for projects to improve operating efficiencies and maintenance activities. Some of these purchases are described in further detail below under “Capital Expenditures.”

Capital expenditures
We continuously evaluate facility requirements based on our strategic plans, production requirements and market demand and may elect to change our level of capital investments in the future. These investments are all based on an analysis of the estimated rates of return and impact on our profitability. We could pursue opportunities to reduce our costs through vertical integration of component parts. From time to time, we may expand our business, domestically or abroad, by acquiring other businesses or pursuing other strategic growth opportunities including, without limitation, joint ventures.
Capital expenditures for the year ended December 31, 2010 were $6.1 million, including costs that were capitalized related to refurbishment and replacement of existing assets and facilities, improvements for cost reduction purposes and expansion activities at our railcar repair facilities that were completed during 2010.
Future Liquidity
We believe that our existing cash balance of $318.8 million will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We expect our future cash flows from operations to be impacted by the state of the credit markets and the overall economy, the number of our railcar orders and shipments and our production rates. Our future liquidity may also be impacted by the number of our new railcar orders leased versus sold.
Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our indenture and any other indebtedness we may enter into, and our ability to repay or refinance our indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial.
Our operating performance may also be affected by other matters discussed under “Risk Factors,” and trends and uncertainties discussed in this discussion and analysis, as well as elsewhere in this annual report. These risks, trends and uncertainties may also materially adversely affect our long-term liquidity.
Our current capital expenditure plans for 2011 include projects that we expect will maintain equipment, improve efficiencies and reduce costs and various capital expenditures related to 2010 projects that have carried over into 2011. These capital expenditure plans may also include expenditures to further integrate our supply chain. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
Other potential projects, including possible strategic transactions that could complement and expand our business units, will be evaluated to determine if the project or opportunity is right for us. We anticipate that any future expansion of our business will be financed through existing resources, cash flow from operations, term debt associated directly with that project or other new financing. We cannot guarantee that we will be able to meet existing financial covenants or obtain term debt or other new financing on favorable terms, if at all.
Dividends
During each quarter since our initial public offering in January 2006 until the second quarter of 2009, our board of directors declared cash dividends of $0.03 per share of our common stock to stockholders of record as of a given date. The last dividend was declared in May 2009 and paid in July 2009.
Subsequently, in August 2009, our board of directors indefinitely suspended our quarterly dividend payments and any decision to pay future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital improvements, financial condition, debt covenants and other factors, including provisions of our indenture.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2010, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
	(in thousands)
Operating Lease Obligations [1]	$13,081	$1,083	$2,047	$2,354	$7,597
Purchase Obligations [2]	—	—	—	—	—
Senior Unsecured Notes [3]	275,000	—	—	275,000	—
Interest Payments on Senior Unsecured Notes [4]	72,188	20,625	41,250	10,313	—
Pension and Postretirement Funding [5]	7,924	1,205	2,583	2,453	1,683

Total	$368,193	$22,913	$45,880	$290,120	$9,280

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(2)	As of December 31, 2010, we were not party to any enforceable and legally binding agreements to purchase goods or services that specify all significant terms.

(3)	On February 28, 2007, we issued $275.0 million of unsecured senior notes that are due on March 1, 2014.

(4)	The interest rate on these notes is 7.5%. These notes have interest payments due semiannually on March 1 and September 1 of every year.

(5)	Our pension funding commitments include minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan. Our postretirement benefits are also unfunded thus the participants and we must fund premium payments.
We have excluded from the contractual obligations table above, our gross amount of unrecognized tax benefits of $1.6 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, we do not currently expect any significant changes to our unrecognized tax benefits within the next twelve months.
In July 2007, we entered into an agreement with Axis to purchase new railcar axles. We do not have any minimum volume purchase requirements under this agreement.
Contingencies
In connection with our investment in Ohio Castings, we have guaranteed a $2.0 million state loan that provides for purchases of capital equipment, of which $0.2 million was outstanding as of December 31, 2010. The state loan is scheduled to be fully paid off in June 2011. The two other partners of Ohio Castings have made identical guarantees of this obligation.
We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and negligent acts, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law. Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. Substantially all of the issues identified relate to the use of this property prior to its transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe that we will incur material costs in connection with any investigation or remediation activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of such remediation. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.

We were named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc., filed on August 17, 2007 in the Circuit Court of Greene County, Arkansas Civil Division. The court reached a verdict in our favor on May 24, 2010. The plaintiff did not appeal the decision within the timeframe allowed.
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
Axis Loan
Axis entered into a credit agreement in December 2007 (as amended, the Axis Credit Agreement). During 2009, we, through ARI Component and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan for $29.5 million, the then outstanding principal amount of the portion of the loan we acquired. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.9 million of principal and $3.6 million of accrued interest, both as of December 31, 2010. ARI Component’s share of the remaining commitment on these loans was $3.1 million as of December 31, 2010. See Note 11 for further information regarding this transaction and the terms of the underlying loan.
We are in discussions with Axis and the other initial partner of Axis regarding the potential renegotiation of the term loans, as it is not currently anticipated that Axis will be able to repay the term loans in accordance with the Axis Credit Agreement, beginning March 31, 2011. We cannot guarantee that any renegotiation will be accomplished on commercially acceptable terms, if at all, or in a timely manner.
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
Revenue Recognition
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Paint and lining work may be outsourced to an independent contractor and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the contractor, customer acceptance and final shipment. Revenues from railcar leasing are recognized on a straight-line basis over the life of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with our contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from our plants. Revenue for fleet management services is recognized as performed.
Inventory
Inventories are stated at the lower of cost or market, and include the cost of materials, direct labor and manufacturing overhead. We allocate fixed production overheads to the costs of conversion based on the normal capacity of our production facilities. If any of our production facilities are not operating at normal capacity, unallocated production overheads are recognized as a current period charge. We evaluate our ability to realize the value of our inventory based on a combination of factors including historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect; in which case, the provision required for excess and obsolete inventory would have to be adjusted in the future. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. During the year ended December 31, 2010, no triggering events occurred. The criteria for determining impairment of such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of the long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated.
The North American railcar market has been, and we expect it to continue to be highly cyclical, generally fluctuating in correlation with the U.S. economy. While the economy and the railcar market remained weak throughout 2010, we believe that this downturn is temporary, reflecting the cyclical nature of the industry, and that railcar orders will recover in the future. Independent third party industry analysts are also forecasting the railcar market to recover as the economy improves. As a result, at this time, we do not believe that the decline in our shipments and revenues, which we view as temporary, warrants an impairment analysis of our long-lived assets. Therefore, an impairment analysis was not performed for the year ended December 31, 2010. However, we intend to continue to monitor our long-lived assets for impairment in response to events or changes in circumstances.
Goodwill
At December 31, 2010, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to a reporting unit that is part of our manufacturing operations segment. We evaluate goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Whether an impairment of goodwill is required is determined by comparing the carrying value of the assets to their fair value, which is determined using a combination of methods, including management’s best estimate of future discounted cash flows expected to result from the business. If the estimated fair value is less than the carrying value, goodwill is considered impaired and the impairment recognized equals such difference. We performed the annual impairment test as of March 1, 2010, noting no adjustment was required.
We utilized the market and income approaches and significant assumptions, discussed below, in the March 1, 2010 impairment test.
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
Income Approach
The income approach considers the subject company’s future sales and earnings growth potential as the primary source of future cash flow. We prepared a five year financial projection for the reporting unit and used a discounted net cash flow method to determine the fair value. Net cash flow consists of after-tax operating income, plus depreciation, less capital expenditures and working capital needs. The discounted cash flow method considers a five-year projection of net cash flow and adds to those cash flows a residual value at the end of the projection period.
Significant estimates and assumptions used in the evaluation were forecasted revenues and profits, the weighted average cost of capital and tax rates. Forecasted revenues of the reporting unit were estimated based on historical trends of our plants that the reporting unit supplies parts to, which are driven by the railcar market forecast. Forecasted margins were based on historical experience. The reporting unit does not have a selling, administrative or executive staff, therefore, an estimate of salaries and benefits for key employees was added to selling, administrative and other costs. The weighted average cost of capital was calculated using our estimated cost of equity and debt.

All of the above estimates and assumptions were determined by management to be reasonable based on the knowledge and information at the time of the evaluation. As such, this carries a risk of uncertainty. There could be significant fluctuations in the cost of raw materials, unionization of our workforce or other factors that might significantly affect the reporting unit’s cost structure and negatively impact the projection of financial performance. If the railcar industry forecasts or our market share were to change significantly, the fair value of the reporting unit would be materially adversely impacted. Other events that might occur that could have a negative effect would be a natural disaster that would render the facility unusable, a significant litigation settlement, a significant workers’ compensation claim or other event that would result in a production shut down or significant expense to the reporting unit.
The March 1, 2010 evaluation equally weighted the values derived from each approach to arrive at the fair value of the reporting unit. The resulting fair value exceeded the carrying value by over 20% resulting in no impairment.
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
Income Taxes
For financial reporting purposes, income tax expense or benefit is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position on a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different from that taken by us, differences in a tax expense or between current and deferred tax items may arise in future periods. Any such differences, which could have a material impact on our financial statements, would be reflected in the consolidated financial statements when management considers them probable of occurring and the amount reasonably estimable.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly evaluate for recoverability our deferred tax assets and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. We consider whether it is more likely than not that some portion or that all of the deferred tax assets will be realized. As of December 31, 2010, we had approximately $4.9 million in net deferred tax liabilities (net of $13.2 million of deferred tax assets). As of December 31, 2010, we have established a valuation allowance of $0.8 million for one deferred tax asset that is set to expire in 2011. For all other deferred tax assets, we consider it more likely than not that we will have taxable income in the future that will allow us to realize our deferred tax assets, and there are no other valuation allowances recorded at this time. It is possible that some or all of our deferred tax assets could ultimately expire unused. As of December 31, 2010, we had $14.9 million in current income taxes receivable and $0.2 million in long-term income taxes receivable.
Pension and Postretirement Benefits
Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates, as discussed below:
Discount rates
The discount rate assumptions used to determine the December 31, 2010 benefit obligations and the 2011 expense amounts were 5.25% for our pension plans and 5.31% for our postretirement benefit plans. We review these rates annually and adjust them to reflect current conditions. We deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees.
Expected return on plan assets
Our expected return on plan assets for our funded pension plans of 7.5% for 2010 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

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
The following information illustrates the sensitivity to a change in certain assumptions for our pension plans:

		Effect on December 31,
	Effect on 2011 Pre-Tax	2010 Projected
Change in Assumption	Pension Expense	Benefit Obligation
	($ in thousands)
1% decrease in discount rate	171	2,463
1% increase in discount rate	(176)	(2,243)

1% decrease in expected return on assets	132	N/A
1% increase in expected return on assets	(132)	N/A
The following information illustrates the sensitivity to a change in certain assumptions for our postretirement benefit plan:

	Effect on 2011 Pre-Tax	Effect on December 31,
	Postretirement Service	2010 Projected
Change in Assumption	Cost and Interest Cost	Benefit Obligation
	($ in thousands)
1% decrease in discount rate	—	13
1% increase in discount rate	—	(10)
This sensitivity analysis reflects the effects of changing one assumption. Various economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
Environmental
Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. Substantially all of the issues identified relate to the use of this property prior to its transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe that we will incur material costs in connection with any investigation or remediation activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of such remediation. Further, we cannot assure that we will not become involved in future litigation or other proceedings, or that we will be able to recover under our indemnity provisions if we were found to be responsible or liable in any litigation or proceeding, or that such costs would not be material to us.
Stock Based Compensation
Our share-based awards have included stock options, SARs and restricted stock awards. We use the Black-Scholes model to estimate the fair value of our equity instrument awards and other share based awards issued under the 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the equity award, future volatility, dividend yield, forfeiture rate and the risk-free interest rate. We estimate the expected term of SARs based on SEC Staff Accounting Bulletins Official Text Topic 14D2, which addressed the expected term aspect of the Black-Scholes model. It stated that companies that did not have adequate exercise history on equity instruments were allowed to use the “simplified method” prescribed by the SEC, which called for an average of the vesting period and the expiration period of grants with “plain vanilla” characteristics. These characteristics included service based vesting, instruments granted at the money along with certain other requirements.

Both our stock options and SARs have fair value estimates that are generated from the Black-Scholes calculation. This calculation requires inputs as mentioned above that may require some judgment or estimation. We use our best judgment at the time of the grant to estimate fair value on the stock options to record the expense of those options over the vesting period of those options. All SARs granted are classified as liabilities on the consolidated balance sheet, given that they settle in cash, and thus, must be revalued every period. As such, the fair value estimates on the SARs we granted to our employees are subject to volatility inherent in the stock price since it is based on current market values at the end of every period. Stock based compensation on all equity awards is expensed using a graded vesting method over the vesting period of the instrument.
As of December 31, 2010, all compensation costs related to stock options and restricted stock have been recognized. As of December 31, 2010, unrecognized compensation costs related to the unvested portion of outstanding SARs were approximately $2.8 million and are expected to be recognized over a weighted average period of approximately 26 months.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, amounts due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is determined by the market close price. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Recent accounting pronouncements
In June 2009, the Financial Accounting Standards Board issued authoritative guidance to amend the accounting and disclosure requirements for variable interest entities (VIE). The new guidance requires on-going assessments to determine the primary beneficiary of a VIE and amends the primary beneficiary assessment and disclosure requirements. This guidance was effective for the first interim and annual reporting period that begins after November 15, 2009. This guidance did not have a material impact on the consolidated financial statements.
OFF BALANCE SHEET ARRANGEMENTS
There were no off balance sheet arrangements in 2010.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represents more than half of our direct manufacturing costs per railcar. Given the significant volatility in the price of raw materials, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been somewhat reduced by the variable pricing provisions in place with certain of our current railcar manufacturing contracts. These contracts adjust the purchase prices of our railcars to reflect increases or decreases in the cost of certain raw materials and components and, as a result, we are able to pass on to certain of our customers any increased raw material and component costs with respect to the railcars we plan to produce and deliver to them during 2011. We believe that we currently have excellent supplier relationships and do not currently anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production was to increase beyond current levels, or other economic changes were to occur that affect the availability of our raw materials.

Item 8:	Financial Statements and Supplementary Data
American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Railcar Industries, Inc.
We have audited American Railcar Industries, Inc. and Subsidiaries’ (a North Dakota Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Railcar Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on American Railcar Industries, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, American Railcar Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
St. Louis, Missouri
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Railcar Industries, Inc.
We have audited the accompanying consolidated balance sheets of American Railcar Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Railcar Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion.
/s/GRANT THORNTON LLP
St. Louis, Missouri
March 1, 2011

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$318,758	$347,290
Short-term investments — available for sale securities	—	3,802
Accounts receivable, net	21,002	11,409
Accounts receivable, due from affiliates	4,981	1,356
Income taxes receivable	14,939	1,768
Inventories, net	50,033	40,063
Deferred tax assets	3,029	2,018
Prepaid expenses and other current assets	2,654	4,898

Total current assets	415,396	412,604

Property, plant and equipment, net	181,255	199,349
Deferred debt issuance costs	1,951	2,568
Interest receivable, due from affiliates	187	982
Goodwill	7,169	7,169
Investment in and loans to joint ventures	48,169	41,155
Other assets	240	537

Total assets	$654,367	$664,364

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,334	$16,874
Accounts payable, due to affiliates	275	576
Accrued expenses and taxes	5,095	4,515
Accrued compensation	11,054	8,799
Accrued interest expense	6,875	6,875

Total current liabilities	52,633	37,639

Senior unsecured notes	275,000	275,000
Deferred tax liability	7,938	7,120
Pension and post-retirement liabilities, net of current	6,707	6,279
Other liabilities	4,313	2,686

Total liabilities	346,591	328,724

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,316,296 and 21,302,296 shares issued and outstanding at December 31, 2010 and 2009, respectively	213	213
Additional paid-in capital	238,947	239,617
Retained earnings	67,209	94,215
Accumulated other comprehensive income	1,407	1,595

Total stockholders’ equity	307,776	335,640

Total liabilities and stockholders’ equity	$654,367	$664,364

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Manufacturing operations (including revenues from affiliates of $81,905, $105,216 and $182,760 in 2010, 2009 and 2008, respectively)	$206,094	$365,329	$757,505

Railcar services (including revenues from affiliates of $15,041, $14,434 and $15,338 in 2010, 2009 and 2008, respectively)	67,469	58,102	51,301

Total revenues	273,563	423,431	808,806

Cost of revenues:
Manufacturing operations	(210,269)	(329,025)	(682,744)
Railcar services	(54,353)	(47,015)	(41,653)

Total cost of revenues	(264,622)	(376,040)	(724,397)

Gross profit	8,941	47,391	84,409

Selling, administrative and other (including costs from affiliates of $627, $616 and $606 in 2010, 2009 and 2008, respectively)	(25,591)	(25,141)	(26,535)

(Loss) earnings from operations	(16,650)	22,250	57,874

Interest income (including interest income from affiliates of $2,620, $986 and $34 in 2010, 2009 and 2008, respectively)	3,519	6,613	7,835
Interest expense	(21,275)	(20,909)	(20,299)
Other income (including income related to affiliates of $17, $9 and zero in 2010, 2009 and 2008, respectively)	394	20,869	3,657
(Loss) earnings from joint ventures	(7,789)	(6,797)	718

(Loss) earnings before income tax expense	(41,801)	22,026	49,785
Income tax benefit (expense)	14,795	(6,568)	(18,403)

Net (loss) earnings	$(27,006)	$15,458	$31,382

Net (loss) earnings per share — basic and diluted	$(1.27)	$0.73	$1.47
Weighted average shares outstanding — basic and diluted	21,302	21,302	21,302
See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
Operating activities:
Net (loss) earnings	$(27,006)	$15,458	$31,382
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	23,597	23,405	20,148
Amortization of deferred costs	699	718	812
Loss on disposal of property, plant and equipment	33	222	308
Stock based compensation	5,358	1,174	473
Income related to reversal of stock based compensation for stock options	—	—	(411)
Change in interest receivable, due from affiliates	796	(982)	—
Change in joint venture investment as a result of loss (earnings)	7,789	6,797	(718)
Unrealized loss (gain) on derivative assets	—	88	(88)
(Benefit) provision for deferred income taxes	(438)	1,492	1,093
Provision (adjustment) for losses on accounts receivable	113	(101)	695
Item related to investing activities:
Realized loss (gain) on derivative assets	—	10	(684)
Realized gain on sale of short-term investments — available for sale securities	(379)	(23,825)	(2,589)
Impairment of short-term investments — available for sale securities	—	2,884	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,664)	28,483	(6,976)
Accounts receivable, due from affiliates	(3,625)	8,928	6,892
Income taxes receivable	(13,171)	(1,768)	—
Inventories, net	(9,925)	57,260	(3,869)
Prepaid expenses and other current assets	2,244	331	(215)
Accounts payable	12,446	(25,366)	(5,667)
Accounts payable, due to affiliates	(301)	(4,617)	2,326
Accrued expenses and taxes	(486)	(5,517)	1,980
Other	(221)	(931)	(289)

Net cash (used in) provided by operating activities	(12,141)	84,143	44,603
Investing activities:
Purchases of property, plant and equipment	(6,144)	(15,047)	(52,433)
Sale of property, plant and equipment	163	71	4
Purchases of short-term investments — available for sale securities	—	(36,841)	(27,857)
Sales of short-term investments — available for sale securities	4,180	60,795	23,631
Realized (loss) gain on derivative assets	—	(10)	684
Proceeds from repayment of note receivable from affiliate	—	—	658
Investments in and loans to joint ventures	(14,891)	(35,810)	(672)
Sale of investment in joint venture	—	—	1,875

Net cash used in investing activities	(16,692)	(26,842)	(54,110)
Financing activities:
Common stock dividends	—	(1,917)	(2,556)
Proceeds from stock option exercises	294	—	—
Repayment of debt	—	—	(8)

Net cash provided by (used in) financing activities	294	(1,917)	(2,564)

Effect of exchange rate changes on cash and cash equivalents	7	118	(23)
(Decrease) increase in cash and cash equivalents	(28,532)	55,502	(12,094)
Cash and cash equivalents at beginning of year	347,290	291,788	303,882

Cash and cash equivalents at end of year	$318,758	$347,290	$291,788

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

						Accumulated
			Common		Additional	other	Total
	Comprehensive	Retained	Stock-	Common	paid-in	comprehensive	stockholders’
	income (loss)	earnings	Shares	stock	capital	income (loss)	equity
January 1, 2008		$51,314	21,302	$213	$239,621	$(160)	$290,988
Net earnings	$31,382	31,382					31,382
Currency translation adjustment	(428)					(428)	(428)
Unrealized loss on short-term investment, net of tax effect of $1,673	(2,577)					(2,577)	(2,577)
Minimum pension liability adjustment, net of tax effect of $1,249	(1,975)					(1,975)	(1,975)

Comprehensive income	$26,402						—

Effect of pension measurement date change		(105)					(105)
Dividends on common stock		(2,556)					(2,556)
Additional paid-in capital reduction due to stock option forfeiture					(113)		(113)
Stock option expense					109		109

Balance December 31, 2008		$80,035	21,302	$213	$239,617	$(5,140)	$314,725

Net earnings	$15,458	15,458					15,458
Currency translation adjustment	1,246					1,246	1,246
Effect of short-term investment activity, net of tax effect of $478	888					888	888
Impairment of short-term investments, net of tax effect of $1,197	1,687					1,687	1,687
Minimum pension liability adjustment, net of tax effect of $1,509	2,914					2,914	2,914

Comprehensive income	$22,193						—

Dividends on common stock		(1,278)					(1,278)

Balance December 31, 2009		$94,215	21,302	$213	$239,617	$1,595	$335,640

Net loss	$(27,006)	(27,006)					(27,006)
Currency translation adjustment	511					511	511
Minimum pension liability adjustment, net of tax effect of $243	(393)					(393)	(393)
Amortization of postretirement adjustment, net of tax effect of $189	(306)					(306)	(306)

Comprehensive loss	$(27,194)						—

Proceeds from stock options exercises			14		294		294
Tax deficiency related to stock option exercises					(34)		(34)
Purchase of fixed assets from affiliate					(930)		(930)

Balance December 31, 2010		$67,209	21,316	$213	$238,947	$1,407	$307,776

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008
Note 1 — Description of the Business
The accompanying consolidated financial statements include the operations of American Railcar Industries, Inc. and its wholly-owned subsidiaries (collectively the Company or ARI). Through its subsidiary, Castings, LLC (Castings), the Company has a one-third ownership interest in Ohio Castings Company, LLC (Ohio Castings), a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component Venture, LLC (ARI Component), the Company has a 41.9% ownership interest in Axis, LLC (Axis), and its wholly-owned subsidiary Axis Operating Company, LLC, a limited liability company formed to produce railcar axles, for use or sale by the ownership group. The Company has a wholly-owned subsidiary, American Railcar Mauritius I (ARM I), that wholly-owns American Railcar Mauritius II (ARM II). Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar Industries Private Limited (Amtek Railcar), a joint venture in India which was formed to produce railcars and railcar components in India for sale by the joint venture. Through its wholly-owned subsidiary, ARI Longtrain, Inc. (Longtrain), the Company makes investments from time to time. All intercompany transactions and balances have been eliminated.
ARI manufactures railcars, custom designed railcar parts for industrial companies and railroads, and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI also offers its customers the option to lease railcars. ARI provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (ARL). In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.
The Company’s operations are located in the United States and Canada. The Company operates a small railcar repair facility in Sarnia, Ontario, Canada. Canadian revenues were 2.0%, 0.7% and 0.4% of total consolidated revenues for 2010, 2009 and 2008, respectively. Canadian assets were 1.7% and 1.6% of total consolidated assets as of December 31, 2010 and 2009, respectively. In addition, the Company’s subsidiaries ARM I and ARM II are located in Mauritius. Assets held by ARM I and ARM II were 1.5% and less than 0.1% of total consolidated assets as of December 31, 2010 and December 31, 2009, respectively.
Note 2 — Summary of Accounting Policies
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company maintains cash balances at financial institutions in the United States of America that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 or the Securities Investor Protection Corporation (SIPC) up to $500,000, including a maximum of $100,000 for free cash balances. Effective December 31, 2010, the FDIC is providing unlimited coverage of noninterest-bearing checking or demand deposit accounts until December 31, 2012. The Company’s cash balances on deposit exceeded the insured limits by approximately $317.1 million as of December 31, 2010. The Company has not experienced any losses on such amounts and believes it is not subject to significant risks related to cash.
Short-term investments
The Company has held investments in equity securities and classified them as available for sale, based upon whether it intended to hold the investment for the foreseeable future. Available for sale securities are reported at fair value on the Company’s consolidated balance sheet while unrealized holding gains and losses on available for sale securities are excluded from earnings and reported as a separate component of stockholders’ equity and when the available for sale securities sold the unrealized gains and losses are realized in the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities was based on specific identification.
When applicable, the Company evaluates its investments in unrealized loss positions for other-than-temporary impairment on an annual basis or whenever events or changes in circumstances indicated that the unit cost of the investment may not have been recoverable.

Derivative contracts or financial instruments
The Company has in the past entered into derivative contracts, specifically total return swap contracts and a foreign currency option contract. The Company did not use hedge accounting and accordingly, all realized and unrealized gains and losses on derivative contracts were reflected in its consolidated statements of operations.
Revenue recognition
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Paint and lining work may be outsourced and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the independent contractor, customer acceptance and final shipment. Revenues from railcar leasing are recognized on a straight-line basis over the life of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with the Company’s contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI’s plants. The Company does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
The Company records amounts billed to customers for shipping and handling as part of sales and records related costs in cost of revenue.
ARI presents any sales tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis.
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
Inventories
Inventories are stated at the lower of cost or market on a first-in, first-out basis, and include the cost of materials, direct labor and manufacturing overhead. The Company allocates fixed production overheads to the costs of conversion based on the normal capacity of its production facilities. If any of the Company’s production facilities are not operating at normal capacity, unallocated production overheads are recognized as a current period charge.
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
Long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The criteria for determining impairment of such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated. For further discussion of long-lived assets refer to Note 9.

Debt issuance costs
Debt issuance costs were incurred in connection with ARI’s issuance of long-term debt as described in Note 13, and are amortized over the term of the related debt on a straight-line basis. Debt issuance costs at December 31, 2010 were $2.0 million related to the Company’s unsecured senior notes and will be amortized according to the following table (in thousands):

2011	$616
2012	616
2013	616
2014	103
2015 and thereafter	—

Total	$1,951

Goodwill
Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and more frequently if indicators exist by comparing the fair value of the reporting unit to its carrying value. At December 31, 2010 and 2009, the Company reported goodwill of $7.2 million related to the acquisition of Custom Steel, as described in Note 10.
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
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable, amounts due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is determined by the market close price. The fair value of the short-term investment in The Greenbrier Companies, Inc. (Greenbrier) common stock was based upon current market data at the reporting date. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Foreign currency translation
Balance sheet amounts from the Company’s Canadian operations are translated at the exchange rate effective at year-end and operations statement amounts are translated at the average rate of exchange prevailing during the year. Currency translation adjustments are included in Stockholders’ Equity as part of accumulated other comprehensive income.

Comprehensive income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net earnings, foreign currency translation adjustment and minimum pension liability adjustments, which are shown net of tax and changes resulting from unrealized gains and losses on short-term investments. Accumulated other comprehensive income, after tax, as of December 31, 2010, consists of foreign currency translation gains of $1.6 million and pension and postretirement charges of $0.2 million. Accumulated other comprehensive loss, after tax, as of December 31, 2009, consists of foreign currency translation gains of $1.1 million and pension and postretirement gains of $0.5 million.
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
Use of estimates
Management of ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include, but are not limited to, deferred taxes, workers compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets, goodwill impairment, stock based compensation fair values and the reserve for warranty claims. Actual results could differ from those estimates.
Stock based compensation
The compensation cost recorded for stock options, restricted stock and stock appreciation rights (SARs) is based on their fair value. For further discussion of stock based compensation refer to Note 18.
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the 2010 presentation.
Recent accounting pronouncements
In June 2009, the Financial Accounting Standards Board issued authoritative guidance to amend the accounting and disclosure requirements for variable interest entities (VIE). The new guidance requires on-going assessments to determine the primary beneficiary of a VIE and amends the primary beneficiary assessment and disclosure requirements. This guidance was effective for the first interim and annual reporting period that begins after November 15, 2009. This guidance did not have a material impact on the consolidated financial statements.
Note 3 — Short-term Investments — Available for Sale Securities
During January 2008, Longtrain purchased approximately 1.5 million shares of common stock of Greenbrier in the open market for $27.9 million. Later in 2008, Longtrain sold a majority of the Greenbrier shares it owned. A realized gain of $2.6 million, before tax, was recorded for the year ended December 31, 2008. In December 2009, the Company sold approximately 7,000 shares of Greenbrier common stock for $0.1 million, resulting in a realized loss of less than $0.1 million. During the year ended December 31, 2010, the remaining approximately 0.4 million shares of Greenbrier common stock were sold for proceeds of $4.1 million and realized gains totaling $0.4 million. The cost basis of the shares sold was determined through specific identification.
The Company performed a review of its investment in Greenbrier common stock as of December 31, 2009 to determine if an other-than-temporary impairment existed. Factors considered in the assessment included but were not limited to the following: the Company’s ability and intent to hold the security until loss recovery, the sale of shares at a loss, the number of quarters in an unrealized loss position and other market conditions. Based on this analysis, the Company recorded an impairment charge of $2.9 million related to the investment.

As of December 31, 2009, the market value of the remaining approximately 0.4 million shares of Greenbrier owned by the Company was $3.8 million. There were no unrealized losses as of December 31, 2009, due to recognizing the other-than-temporary impairment charge in 2009. This investment was classified as a short-term investment available for sale security, as the Company did not intend on holding this investment long-term.
During 2009, Longtrain purchased corporate bonds for a total of $36.8 million and subsequently sold all of these bonds, resulting in proceeds of $60.7 million and a realized gain of $23.9 million.
Note 4 — Derivative Contracts or Financial Instruments
The Company accounted for its derivative contracts by reporting derivatives as either assets or liabilities in the consolidated balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. As the derivates did not qualify for hedge accounting, all unrealized gains and losses were reflected in the Company’s consolidated statements of operations and the fair value was recorded on the consolidated balance sheets. During 2010, the Company did not have any outstanding derivative contracts or financial instruments.
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
The Company has no financial assets or liabilities that were accounted for at fair value as of December 31, 2010.
The following table summarizes the valuation of the Company’s financial assets by the above fair value hierarchy levels as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments — available-for-sale securities	$3,802	$—	$—	$3,802

	$3,802	$—	$—	$3,802

Note 6 — Accounts Receivable, net
Accounts Receivable, net, consists of the following:

	December 31,	December 31,
	2010	2009
	(in thousands)
Accounts receivable, gross	$21,770	$12,086
Less allowance for doubtful accounts	(768)	(677)

Total accounts receivable, net	$21,002	$11,409

The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Beginning balance	$677	$815	$497
Provision (adjustment)	113	(101)	695
Write-offs	(22)	(43)	(379)
Recoveries	—	6	2

Ending balance	$768	$677	$815

Note 7 — Inventories, net
Inventories, net, consist of the following:

	December 31,	December 31,
	2010	2009
	(in thousands)
Raw materials	$30,676	$21,307
Work-in-process	14,270	8,411
Finished products	7,183	12,271

Total inventories	52,129	41,989
Less reserves	(2,096)	(1,926)

Total inventories, net	$50,033	$40,063

Inventory reserves consist of the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Beginning Balance	$1,926	$2,649	$2,705
Provision	1,254	213	911
Write-offs	(1,084)	(936)	(967)

Ending Balance	$2,096	$1,926	$2,649

Note 8 — Property, Plant and Equipment, net
The following table summarizes the components of property, plant and equipment, net:

	December 31,	December 31,
	2010	2009
	(in thousands)
Buildings	$149,021	$146,064
Machinery and equipment	177,217	174,021

	326,238	320,085
Less accumulated depreciation	(149,304)	(126,074)

Net plant and equipment	176,934	194,011
Land	3,335	3,306
Construction in process	986	2,032

Total property, plant and equipment, net	$181,255	$199,349

Depreciation expense
Depreciation expense for the year ended December 31, 2010, 2009 and 2008 was $23.6 million, $23.4 million and $20.1 million, respectively.
Capitalized interest
In conjunction with the interest costs incurred related to the Unsecured Senior Fixed Rate Notes offering described in Note 13, the Company began recording capitalized interest on certain property, plant and equipment capital projects. ARI also capitalized interest related to the investment in Axis during its developmental stage. The amount of interest capitalized for the years ended December 31, 2010, 2009 and 2008 was less than $0.1 million, $0.7 million and $1.5 million, respectively.
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
Note 9 — Long-Lived Asset Impairment Charges
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. The Company has determined that there are no triggering events that require an assessment for impairment of long-lived assets, therefore no impairment charges have been recognized on any long-lived assets during the years ended December 31, 2010, 2009 or 2008.
The North American railcar market has been, and is expected to continue to be highly cyclical, generally fluctuating in correlation with the U.S. economy. While the economy and the railcar market remained weak throughout 2010, ARI believes that this downturn is temporary, reflecting the cyclical nature of the industry, and that railcar orders will recover in the future. Independent third party industry analysts are also forecasting the railcar market to recover as the economy improves. As a result, at this time, ARI does not believe that the decline in its shipments and revenues, which the Company views as temporary, warrants an impairment analysis of long-lived assets. Therefore, an impairment analysis was not performed for the year ended December 31, 2010. However, the Company will continue to monitor long-lived assets for impairment in response to events or changes in circumstances.

Note 10 — Goodwill
On March 31, 2006, the Company acquired all of the common stock of Custom Steel, Inc. (Custom Steel), a subsidiary of Steel Technologies, Inc. Custom Steel operated a facility located adjacent to the Company’s component manufacturing facility in Kennett, Missouri, which produces value-added fabricated parts that primarily support the Company’s railcar manufacturing operations. Prior to the acquisition, ARI was Custom Steel’s primary customer. The acquisition resulted in goodwill of $7.2 million. The results of Custom Steel are included in the manufacturing operations segment.
Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment annually and when a triggering event occurs by comparing the fair value of the asset to its carrying value. The Company performs the annual goodwill impairment test as of March 1 of each year. There were no triggering events since the March 1, 2010 goodwill impairment test. The valuation uses a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. ARI performed the annual impairment test as of March 1, 2010 and 2009 noting no adjustment was required.
The Company utilized the market and income approaches and significant assumptions, discussed below, in the March 1 impairment tests.
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
Income Approach
The income approach considers the subject company’s future sales and earnings growth potential as the primary source of future cash flow. The Company prepared a five year financial projection for the reporting unit and used a discounted net cash flow method to determine the fair value. Net cash flow consists of after-tax operating income, plus depreciation, less capital expenditures and working capital needs. The discounted cash flow method considers a five-year projection of net cash flow and adds to those cash flows a residual value at the end of the projection period.
Significant estimates and assumptions used in the evaluation were forecasted revenues and profits, the weighted average cost of capital and tax rates. Forecasted revenues of the reporting unit were estimated based on historical trends of ARI’s plants that the reporting unit supplies parts to, which are driven by the railcar market forecast. Forecasted margins were based on historical experience. The reporting unit does not have a selling, administrative or executive staff, therefore, an estimate of salaries and benefits for key employees was added to selling, administrative and other costs. The weighted average cost of capital was calculated using ARI’s estimated cost of equity and debt.
All of the above estimates and assumptions were determined by management to be reasonable based on the knowledge and information at the time of the evaluation. As such, this carries a risk of uncertainty. There could be significant fluctuations in the cost of raw materials, unionization of the Company’s workforce or other factors that might significantly affect the reporting unit’s cost structure and negatively impact the projection of financial performance. If the railcar industry forecasts or the Company’s market share were to change significantly, the fair value of the reporting unit would be materially adversely impacted. Other events that might occur that could have a negative effect would be a natural disaster that would render the facility unusable, a significant litigation settlement, a significant workers’ compensation claim or other event that would result in a production shut down or significant expense to the reporting unit.
The March 1, 2010 evaluation equally weighted the values derived from each approach to arrive at the fair value of the reporting unit. The resulting fair value exceeded the carrying value by over 20% resulting in no impairment.
Note 11 — Investments in and Loans to Joint Ventures
As of December 31, 2010, the Company was party to three joint ventures; Ohio Castings, Axis and Amtek Railcar, which are accounted for using the equity method. During the fourth quarter of 2010, ARI dissolved US Railcar Company LLC (USRC), a joint venture that was formed with the intent to design, manufacture and sell Diesel Multiple Units to public transit authorities and communities upon order. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts.

The carrying amount of investments in and loans to joint ventures are as follows:

	For the Years Ended December 31,
	2010	2009
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$5,232	$5,644
Axis	33,436	35,511
Amtek Railcar	9,501	—

Total investments in and loans to joint ventures	$48,169	$41,155

The maximum exposure to loss as a result of investments in and loans to joint ventures are as follows:

December 31,
2010
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$4,737
Loan guarantee [1]	182
Note and accrued interest receivable [2]	530

Total exposure from Ohio Castings	5,449
Axis
Investment	—
Loans, accrued interest receivable and accrued unused line fee [2]	35,467

Total exposure from Axis	35,467

Amtek Railcar Investment	9,501

Total exposure to loss due to joint ventures	$50,417

[1]	The Company is subject to exposure for the full amount of the loan guaranteed but only the value of the guarantee is included in investments in and loans to joint ventures on the consolidated balance sheet.

[2]	Accrued interest receivable is included in interest receivable, due from affiliates and accrued unused line fee is included in accounts receivable, due from affiliates, not investments in and loans to joint ventures on the consolidated balance sheet.
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
ARI updated its evaluation of its investment in Ohio Castings and determined that there was no impairment as of September 30, 2010. Ohio Castings first reported a loss in the first quarter of 2009 and subsequently the facility was temporarily idled in the second quarter of 2009 due to the decline in the railcar industry. Ohio Castings has continued to report losses due to its idled state. ARI obtained Ohio Castings’ long-lived asset impairment analysis and reviewed it for reasonableness. Based on that evaluation, ARI currently expects that the joint venture, pending the approval of all joint venture partners, will restart production when the demand for new railcars returns to sufficient levels. The assumptions used in the impairment analysis are consistent with the market data reported by an independent third party analyst and historical financial results. The current decline in earnings capacity is consistent with industry forecasts, as reported by an independent third party analyst, and is considered temporary. The Company and Ohio Castings will continue to monitor for impairment.

Ohio Castings also has notes payable to ARI and the other two partners, with a balance of $0.5 million each at December 31, 2010 and 2009. These notes are due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Accrued interest for this note as of December 31, 2010 and 2009, was less than $0.1 million.
The Company, along with the other members of Ohio Castings, has guaranteed a state loan issued to Ohio Castings by the state of Ohio, as further discussed in Note 16. The value of the guarantee was less than $0.1 million at both December 31, 2010 and 2009. The state loan is scheduled to be fully paid off in June 2011. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled, through equity contributions by ARI and the other partners. In 2010, ARI made capital contributions to Ohio Castings totaling $0.6 million to fund expenses including debt payments during the temporary plant idling. The other two partners made matching contributions. During 2010, Ohio Castings paid off the state bonds that were guaranteed by ARI and the other joint venture partners. In conjunction with Ohio Castings paying off the state bonds, ARI was released from its guarantee of the state bonds while the guarantee of the state loan remains.
The Company accounts for its investment in Ohio Castings using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Ohio Castings that most significantly impact its economic performance. The significant factors in this determination were that neither the Company nor Castings, has rights to the majority of returns, losses or votes, Ohio Castings’ operations are temporarily idled and the risk of loss to Castings and the Company is limited to the Company’s investment through Castings, the note and related accrued interest due to ARI and Ohio Castings’ subsidiary’s debt with the State of Ohio, which the Company has guaranteed.
See Note 20 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary combined financial position information for Ohio Castings, the investee company is as follow:

	December 31,
	2010	2009
	(in thousands)
Financial position
Current assets	$1,882	$3,508
Property, plant and equipment, net	11,219	12,829

Total assets	13,101	16,337

Current liabilities	492	2,322
Long-term debt	1,482	1,664

Total liabilities	1,974	3,986

Member’s equity	11,127	12,351

Total liabilities and member’s equity	$13,101	$16,337

Summary combined financial results of operations for Ohio Castings, the investee company are as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Results of operations
Sales	$—	$10,898	$88,795

Gross profit (loss)	—	(3,335)	10,039

(Loss) earnings before interest	(2,925)	(5,399)	5,012

(Loss) earnings	$(3,025)	$(5,455)	$5,321

Axis
In June 2007, ARI, through a wholly-owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles. In February 2008, the two original partners sold equal equity interests in Axis to two new minority partners. Production began and the joint venture ceased classification as a development stage enterprise in 2009.

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
During 2010, the executive committee of Axis issued a capital call. The minority partners elected not to participate in the capital call and ARI and the other initial partner have equally contributed the necessary capital, which amounted to $0.5 million for each as of December 31, 2010. The capital contributions are utilized to provide working capital. The partners’ ownership percentages have been adjusted accordingly. As a result, as of December 31, 2010, ARI’s ownership interest has been adjusted to 41.9%. During the third quarter of 2010, one of the minority partners sold its interest to the other initial partner. Although the other initial partner’s interest in Axis is greater than ARI’s as a result of the sale, the sale did not result in the other initial partner gaining a controlling interest in Axis.
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
Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. In either case, the interest rate is subject to increase upon the occurrence of certain events of default. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable quarterly. In accordance with the terms of the agreement, in the third quarter 2010, Axis elected to satisfy interest on the term loan as of September 30, 2010, and thereafter, by increasing the outstanding principal amount of the term loan by the amount of interest otherwise due and payable in cash.
The commitment to make term loans under the Axis Credit Agreement expired on December 31, 2010. Beginning on March 31, 2011, the term loans will become due and payable on the last day of each fiscal quarter in twenty-two equal installments, with the last payment to become due on June 26, 2016. The commitment to make revolving loans under the Axis Credit Agreement will expire and the revolving loans will become due and payable on December 28, 2012. Upon certain events described more fully in the Axis Credit Agreement, principal and interest may become due and payable sooner than described above.
Axis may borrow revolving loans up to $10.0 million, as described above, of which $7.0 million is subject to borrowing base availability and the remaining $3.0 million may be borrowed without restriction until December 31, 2010. At January 1, 2011, the $3.0 million becomes subject to borrowing base availability.
ARI is in discussions with Axis and the other initial partner of Axis regarding the potential renegotiation of the term loans, as it is not currently anticipated that Axis will be able to repay the term loans in accordance with the Axis Credit Agreement, beginning March 31, 2011, as discussed above.
ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2012. The other initial joint venture partner has indicated its intent to also fund the cash needs of Axis through loans and capital contributions through at least March 31, 2012.
The balance outstanding on these loans, due to ARI Component, was $31.9 million in principal and $3.6 million of accrued interest as of December 31, 2010 and $31.5 million in principal and $1.0 million of accrued interest as of December 31, 2009. ARI Component is responsible for funding 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.1 million as of December 31, 2010.

The Company accounts for its investment in Axis using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that the Company and its wholly-owned subsidiary do not have the rights to the majority of votes or the rights to the majority of returns or losses, the executive committee and board of directors of the joint venture are comprised of one representative from each initial partner with equal voting rights and the risk of loss to the Company and subsidiary is limited to its investment in Axis and the loans, related accrued interest and related accrued unused line fee due to the Company under the Axis Credit Agreement. The Company also considered the factors that most significantly impact Axis’ economic performance and determined that ARI does not have the power to individually direct the majority of those activities.
See Note 20 for information regarding financial transactions among the Company, ARI Component and Axis.
Summary combined financial position information for Axis, the investee company is as follows:

	December 31,
	2010	2009
	(in thousands)
Financial position
Current assets	$7,359	$4,408
Property, plant and equipment, net	60,308	68,952
Long-term assets	183	550

Total assets	67,850	73,910

Current liabilities	16,470	1,988
Long-term debt	58,430	64,950

Total liabilities	74,900	66,938

Member’s (deficit) equity	(7,050)	6,972

Total liabilities and member’s equity	$67,850	$73,910

Summary combined financial results for Axis, the investee company, are as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Results of operations
Sales	$18,926	$1,927	$—

Gross profit (loss)	(8,808)	(8,339)	—

Operating loss	(9,772)	(9,140)	(2,432)

Loss	$(15,022)	$(12,361)	$(2,905)

Axis is in its early stages and has been operating at low levels for under two years. As a result, Axis has incurred losses since starting production in the third quarter of 2009. The new railcar axle market is directly related to the new railcar market and the current weakness in the railcar market is causing the axle volumes to remain low. The current downturn is consistent with industry forecasts, as reported by an independent third party analyst, and is considered temporary. As such, Axis has not performed a long-lived asset impairment analysis.
In the second half of 2010, an increase in volume resulted in an improvement in financial results. As of December 31, 2010, the investment in Axis was comprised entirely of ARI’s term loan, revolver, related accrued interest and related accrued unused line fee due from Axis. Based on the discussion above, this loan has been evaluated to currently be fully recoverable. The Company will continue to monitor Axis for impairment.
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

The Company accounts for its investment in Amtek Railcar using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary and does not have a controlling financial interest and does not have the ability to individually direct the activities of Amtek Railcar that most significantly impact its economic performance. The significant factors in this determination were that Amtek Railcar is a development stage enterprise, the Company and its wholly-owned subsidiaries do not have the rights to the majority of returns, losses or votes and the risk of loss to the Company and subsidiaries is limited to its investment in Amtek Railcar.
Summary financial results for Amtek Railcar, the investee company, are as follows:

December 31,
2010
(in thousands)
Financial position
Current assets	$9,475
Property, plant, and equipment, net	20,149
Long-term assets	40

Total assets	29,664

Current liabilities	6,521
Long-term debt	4,319
Long-term liabilities	21

Total liabilities	10,861

Member’s equity	18,803

Total liabilities and member’s equity	$29,664

Summary combined financial results for Amtek Railcar, the investee company, are as follows:

For the Year Ended
December 31,
2010
(in thousands)
Results of operations
Sales	$—

Gross profit	—

Loss before interest income	(789)

Loss	$(619)

USRC
In February 2010, ARI, through its wholly-owned subsidiary, ARI DMU LLC, formed USRC, a joint venture with two other partners that the Company expected would design, manufacture and sell DMUs to public transit authorities and communities upon order. DMUs are self-propelled passenger railcars in both single- and bi-level configurations. During the fourth quarter of 2010, ARI dissolved USRC due to market conditions. The Company made equity contributions totaling $0.3 million throughout 2010 and those contributions were fully offset by losses.
Note 12 — Warranties
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

The overall change in the Company’s warranty reserve, is reflected on the consolidated balance sheet in accrued expenses and taxes, is as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Liability, beginning of year	$1,094	$2,595	$2,503
Provision for warranties issued during the year, net of adjustments	1,003	1,160	1,391
Provision for warranties issued in previous years, net of adjustments	(208)	(1,182)	67
Warranty claims	(738)	(1,479)	(1,366)

Liability, end of year	$1,151	$1,094	$2,595

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
Unsecured senior fixed rate notes
In February 2007, the Company completed the offering of $275.0 million unsecured senior fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was approximately $281.5 million and $272.0 million at December 31, 2010 and 2009, respectively, based on the closing market price as of that date which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 5.
The Notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of December 31, 2010, based on the Company’s fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including the Company’s ability to incur additional debt, have become further restricted. The Company was in compliance with all of its covenants under the Notes as of December 31, 2010 and 2009.
Commencing on March 1, 2011, the redemption price is set at 103.75% of the principal amount of the Notes plus accrued and unpaid interest, and declines annually until it is reduced to 100.0% of the principal amount of the Notes plus accrued and unpaid interest from and after March 1, 2013. The Notes are due in full plus accrued unpaid interest on March 1, 2014.

Note 14 — Income Taxes
Income tax (benefit) expense consists of:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$(14,651)	$4,739	$14,290
State and local	213	327	2,465
Foreign	81	10	187

Total current	(14,357)	5,076	16,942
Deferred
Federal	1,209	1,612	1,339
State and local	(1,675)	(159)	121
Foreign	28	39	1

Total deferred	(438)	1,492	1,461

Total income tax (benefit) expense	$(14,795)	$6,568	$18,403

Income tax (benefit) expense attributable to earnings from operations differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35.0% to earnings from operations by the following amounts:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Computed income tax (benefit) expense	$(14,630)	$7,709	$17,424
State and local taxes, net of federal tax expense	(950)	109	1,681
Non-deductible items	(107)	(128)	(714)
Valuation allowance	714	—	—
Adjustments for uncertain tax positions	24	(806)	101
Loss of domestic production activities deduction due to net operating loss carry back	641	—	—
Excludable loss from foreign joint venture	87	—	—
Other, net	(574)	(316)	(89)

Total income tax (benefit) expense	$(14,795)	$6,568	$18,403

	For the Years Ended December 31,
	2010	2009	2008
Computed income tax (benefit) expense	(35.0%)	35.0%	35.0%
State and local taxes, net of federal tax expense	(2.3%)	0.5%	3.4%
Non-deductible items	(0.3%)	(0.6%)	(1.4%)
Valuation allowance	1.7%	—	—
Adjustments for uncertain tax positions	(0.1%)	(3.7%)	0.2%
Loss of domestic production activities deduction due to net operating loss carry back	1.5%	—	—
Excludable loss from foreign joint venture	0.2%	—	—
Other, net	(1.1%)	(1.4%)	(0.2%)

Effective income tax rate	(35.4%)	29.8%	37.0%

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	December 31,
	2010	2009
	(in thousands)
Current deferred tax assets
Provisions not currently deductible	$2,667	$2,018
Tax credits	536	—

Total gross current deferred tax asset	3,203	2,018

Valuation allowance	(174)	—

Total current deferred tax asset	$3,029	$2,018

Non-current deferred tax assets
Provisions not currently deductible	3,294	4,271
Stock based compensation	2,505	1,346
Investments in partnerships	—	87
Investments in available-for-sale securities	—	1,009
Net operating loss carryforwards — state	1,736	348
Tax credits — state	—	258
Pensions and post retirement	3,220	3,338

Total gross non-current deferred tax asset	10,755	10,657

Valuation allowance	(582)	—

Total deferred tax asset	$13,202	$12,675

Current deferred tax liability
Unrealized gain on financial instruments	$—	$—
Non-current deferred tax liabilities
Investment in joint ventures	(1,827)	(781)
Property, plant and equipment	(16,189)	(16,996)
Other	(95)	—

Total deferred tax liability	$(18,111)	$(17,777)

The net deferred tax asset (liability) is classified in the consolidated balance sheet as follows:

	As of December 31,
	2010	2009
	(in thousands)
Current deferred tax assets	$3,029	$2,018
Current deferred tax liability	—	—

Current deferred tax assets, net	3,029	2,018

Non-current deferred tax assets	10,173	10,657
Non-current deferred tax liability	(18,111)	(17,777)

Non-current deferred tax liability, net	(7,938)	(7,120)

Current deferred tax asset, net	3,029	2,018
Non-current deferred tax liability, net	(7,938)	(7,120)

Net deferred tax liability	$(4,909)	$(5,102)

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
ARI considers its Canadian earnings to be indefinitely reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative undistributed earnings of its Canadian subsidiary. Such undistributed earnings from ARI’s Canadian subsidiary have been included in consolidated retained earnings in the amount of $1.2 million as of December 31, 2010. If ARI changed its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2010 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant.

As of December 31, 2010, the Company had state net operating losses in the amount of $40.7 million, which expire between 2014 and 2030. The Company also had federal net operating losses of $44.1 million that it intends to carry back to prior years’ taxable income. The Company had state credits of $0.5 million that it will carry back and utilize on state returns. A valuation allowance in the amount of $0.8 million was established for one deferred tax asset set to expire in 2011. No other valuation allowances were recorded by the Company as management believes that it is more likely than not that all deferred tax assets will be fully realized based on the expectation of taxable income in future years. In 2009, ARI had state net operating loss carry forwards of $8.1 million and state tax credits of $0.3 million.
The Company’s unrecognized tax benefits were $1.6 million, of which $1.2 million would impact the effective tax rate if reversed, as of December 31, 2010. The Company’s unrecognized tax benefits were $2.0 million, of which $1.1 million would impact the effective tax rate if reversed, as of December 31, 2009.
The aggregate changes in the balance of unrecognized tax benefits were as follows:

Gross unrecognized tax benefits at January 1, 2009	$(2,082)

Increases in tax positions for prior years	(371)
Decreases in tax positions for prior years	58
Increases in tax positions for current years	(594)
Lapses in statutes	965

Liability activity, net	58

Gross unrecognized tax benefits at December 31, 2009	$(2,024)

Increases in tax positions for prior years	(110)
Decreases in tax positions for prior years	536
Increases in tax positions for current years	(9)

Liability activity, net	417

Gross unrecognized tax benefits at December 31, 2010	$(1,607)

The Company accounts for interest expense and penalties related to income tax issues as income tax expense. The total amount of accrued interest included in the tax provision for the year ended December 31, 2010 was $0.1 million and included less than $0.1 million of federal income tax benefits and penalties. The total amount of accrued interest included in the tax provision for the year ended December 31, 2009 was $0.3 million and included $0.2 million of federal income tax benefits and penalties. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months.
The statute of limitation on the Company’s 2007, 2008, 2009 and 2010 federal income tax returns will expire on September 15, 2011, 2012, 2013 and 2014, respectively. The Company’s state income tax returns for the 2006 through 2010 tax years remain open to examination by various state authorities with the latest closing period on November 15, 2014. The Company’s foreign subsidiary’s income tax returns for the 2007 through 2010 tax years remain open to examination by foreign tax authorities.
Note 15 — Employee Benefit Plans
The Company is the sponsor of two defined benefit pension plans that cover certain employees at designated repair facilities. One plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second plan, which covers only certain of the Company’s union employees, is currently active and benefits will continue to accrue thereunder until January 1, 2012, when the plan will be frozen. The assets of all funded plans are held by independent trustees and consist primarily of equity and fixed income securities. The Company is also the sponsor of an unfunded, non-qualified supplemental executive retirement plan (SERP) in which several of its current and former employees are participants. The SERP is frozen and no additional benefits are accruing thereunder.

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
The Company’s measurement date is December 31 and costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are currently expensed.
The change in benefit obligation, change in plan assets and the funded status is as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(in thousands)
Change in benefit obligation
Benefit obligation — Beginning of year	$18,414	$17,080	$83	$2,750
Service cost	267	235	1	47
Interest cost	1,025	1,034	5	151
Adjustment to benefits	—	—	—	(2,750)
Actuarial loss (gain)	1,427	1,232	1	(2)
Assumed administrative expenses	(147)	(143)	—	—
Retiree contributions	—	—	—	(113)
Benefits paid	(1,064)	(1,024)	—	—

Benefit obligation — End of year	$19,922	$18,414	$90	$83

Change in plan assets
Plan assets — Beginning of year	$12,105	$10,695	$—	$—
Actual return on plan assets	1,639	1,962	—	—
Administrative expenses	(170)	(146)	—	—
Employer contributions	684	618	—	—
Benefits paid	(1,064)	(1,024)	—	—

Plan assets at fair value — End of year	$13,194	$12,105	$—	$—

Funded status
Benefit obligation in excess of plan assets at December 31,	$(6,728)	$(6,309)	$(90)	$(83)

Amounts recognized in the consolidated balance sheet are as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(in thousands)
Accrued benefit liability — short term	$(108)	$(111)	$(3)	$(3)
Accrued benefit liability — long term	(6,620)	(6,198)	(87)	(80)

Net liability recognized at December 31,	$(6,728)	$(6,309)	$(90)	$(83)

Net actuarial (loss) gain	$(5,530)	$(5,178)	$1,003	$1,104
Net prior service (cost) credit	(57)	(123)	2,871	3,262

Accumulated other comprehensive (loss) income pre-tax at December 31,	$(5,587)	$(5,301)	$3,874	$4,366

The short-term liability has been reported on the consolidated balance sheet in accrued expenses and taxes.
The components of net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(in thousands)
Components of net periodic benefit cost
Service cost	$267	$235	$371	$1	$47	$62
Interest cost	1,025	1,034	1,271	5	151	231
Expected return on plan assets	(885)	(757)	(1,359)	—	—	—
Curtailment loss	57	—	—	—	—	—
Recognized actuarial loss (gain)	345	368	213	(100)	(92)	(46)
Amortization of prior service cost (gain)	7	14	18	(391)	(85)	18

Total net periodic benefit cost	$816	$894	$514	$(485)	$21	$265

Additional information
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Postretirement
	Pension Benefits	Benefits
	(in thousands)
2011	$1,078	$3
2012	1,078	4
2013	1,095	4
2014	1,129	4
2015	1,152	5
2016 and thereafter	6,419	29

Total	$11,951	$49

The Company expects to contribute $1.2 million to its pension and postretirement plans in 2011.
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

Mortality and retirement rates
Mortality and retirement rates are based on actual and anticipated plan experience.
The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.25%	5.75%	5.31%	5.83%
The assumptions used in the measurement of net periodic cost are shown in the following table:

	2010	2009	2008	2010	2009	2008
Discount rate	5.75%	6.25%	6.25%	5.31%	5.83%	6.30%
Expected return on plan assets	7.50%	7.25%	8.00%	N/A	N/A	N/A
The Company’s pension plans’ asset valuation in the fair value hierarchy levels, discussed in detail in Note 5, along with the weighted average asset allocations at December 31, 2010, by asset category, are as follows:

					Percentage
	Level 1	Level 2	Level 3	Total	of Total
	($ in thousands)
Asset Category
Cash and cash equivalents	$355	$—	$—	$355	3%
Equities
Large cap value equity	1,109	—	—	1,109	8%
Mid cap growth equity	237	—	—	237	2%
Mid cap value equity	173	—	—	173	1%
Small cap value equity	294	—	—	294	2%
International growth equity	620	—	—	620	5%
Funds
Large cap growth equity	—	1,228	—	1,228	9%
Small cap growth equity	—	327	—	327	2%
International value equity	658	—	—	658	5%
International markets core equity	547	—	—	547	4%
Large cap enhanced core equity	—	2,200	—	2,200	17%
High yield	532	—	—	532	4%
Core bond	—	1,895	—	1,895	14%
International bond	518	—	—	518	4%
Fixed income	736	—	—	736	6%
Commodity	681	—	—	681	5%
Debt securities
US Treasury bonds	693	—	—	693	5%
Asset backed securities	—	391	—	391	3%

	$7,153	$6,041	$—	$13,194	100%

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

The Company invests in a balanced portfolio of individual equity securities, various collective and mutual funds and individual debt securities to maintain a diversified portfolio structure with distinguishable investment objectives. The objective of the total portfolio is long-term growth and appreciation along with capital preservation, to maintain the value of plan assets over time in real terms net of fees, distributions and liquidity obligations. The objective in value equities and funds is to provide a competitive rate of return through investment in attractively valued companies relative to their underlying fundamentals. The objective of investments in growth equities and funds is to benefit from earnings growth potential. The objective of investments in core equities is to produce consistent, market-like return with relatively low tracking error to the broader equity market. The high yield, bond funds, fixed income, US Treasury bonds and asset backed securities’ objective is to provide fixed-income exposure that adds diversification and contributes to total return through both appreciation and income generation. The commodity fund’s objective is to provide a competitive rate of return. Asset classes and securities are diversified by market capitalization (large cap, mid cap, small cap), by geographic orientation (domestic versus international) and by style (core, growth, value). All conventional investments are traded on major exchanges and are readily marketable.
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
The Company also maintains qualified defined contribution plans, which provide benefits to its employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Note 16 — Commitments and Contingencies
As of December 31, 2010, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows (in thousands):

2011	$1,083
2012	956
2013	1,091
2014	1,179
2015	1,175
2016 and thereafter	7,597

Total	$13,081

Total rent expense for the years ended December 31, 2010, 2009 and 2008 was $2.1 million, $2.3 million and $2.6 million, respectively.
In connection with the Company’s investment in Ohio Castings, ARI has a guarantee of a $2.0 million state loan, of which $0.2 million was outstanding as of December 31, 2010. The state loan is scheduled to be fully paid off in June 2011. The two other partners of Ohio Castings have made identical guarantees of this obligation. The value of this guarantee amounted to less than $0.1 million at December 31, 2010. It is anticipated that Ohio Castings will continue to make principal and interest payments while its facility is temporarily idled through equity contributions by ARI and the other partners.
The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.9 million of principal and $3.6 million of accrued interest, both as of December 31, 2010. In accordance with the terms of the agreement, in 2010, Axis elected to satisfy interest on the term loan by increasing the outstanding principal amount of the term loan by the amount of interest otherwise due and payable in cash. This does not affect the remaining funding commitments on these loans. ARI Component’s share of the remaining commitment on these loans was $3.1 million as of December 31, 2010. See Note 11 for further information regarding this transaction and the terms of the underlying loan.
The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on the Company. Certain real property ARI acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of ARI’s board of directors and, through IELP, its principal beneficial stockholder. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
When it is possible to make a reasonable estimate of the liability, if any, with respect to such a matter, a provision will be made as appropriate. Actual cost to be incurred in future periods may vary from these estimates. Based on facts presently known, ARI does not believe that the outcome of these proceedings will have a material adverse effect on its future liquidity, results of operations or financial position.
ARI is a party to collective bargaining agreements with labor unions at two repair facilities and one parts manufacturing facility that expire beginning April 2011 through September 2013.
ARI was named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc., filed on August 17, 2007 in the Circuit Court of Greene County, Arkansas Civil Division. The court reached a verdict in favor of ARI on May 24, 2010. The plaintiff did not appeal the decision within the timeframe allowed.
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

On October 29, 2010, ARI entered into a lease agreement with a term of eleven years and total base rent of $6.4 million, over the term of the agreement, with an entity owned by the vice chairman of the Company’s board of directors. The lease is for ARI’s headquarters location in St. Charles, Missouri, that it previously leased through ARL under a services agreement with ARL, which expired December 31, 2010. The term under the new lease agreement commences January 1, 2011 at the time the previous lease under the services agreement with ARL expired. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it used.
Note 17 — (Loss) Earnings per Share
The shares used in the computation of the Company’s basic and diluted (loss) earnings per common share are reconciled as follows:

	For the Years Ended December 31,
	2010		2009		2008
Weighted average basic common shares outstanding	21,302,488		21,302,296		21,302,296
Dilutive effect of employee stock options	–	(1)	–	(2)	–	(2)

Weighted average diluted common shares outstanding	21,302,488		21,302,296		21,302,296

(1)	Stock options to purchase 376,353 shares of common stock were not included in the calculation for diluted loss per share for the year ended December 31, 2010. These options were excluded as the exercise price exceeded the average market price and because ARI reported a net loss for 2010. Refer to Note 18 for further discussion of these stock options.

(2)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the years ended December 31, 2009 and 2008. These options were excluded as the exercise price exceeded the average market price for 2009 and 2008. Refer to Note 18 for further discussion of these stock options.
Note 18 — Stock Based Compensation
The Company accounts for stock based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan) based on the fair values calculated using the Black-Scholes-Merton option-pricing formula. Stock based compensation is expensed using a graded vesting method over the vesting period of the instrument.
The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1.0 million shares of the Company’s common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. Options and SARs are subject to certain vesting provisions as designated by the board of directors and may have an expiration period that ranges from 5 to 10 years. Options and SARs granted under the 2005 Plan must have an exercise price at or above the fair market value on the date of grant. If any award expires, or is terminated, surrendered or forfeited, then shares of common stock covered by the award will again be available for grant under the 2005 Plan. The 2005 Plan is administered by the Company’s board of directors or a committee of the board. Options and SARs granted are expensed on a graded vesting method over the vesting period of the instrument.
The following table presents the amounts for stock based compensation expense incurred by ARI and the corresponding line items on the consolidated statements of operations that they are classified within:

	For the Years Ended
	December 31,
	2010	2009	2008
	($ in thousands)
Stock based compensation expense:
Cost of revenue: manufacturing operations	$1,190	$237	$28
Cost of revenue: railcar services	202	42	(2)
Selling, administrative and other	3,966	895	36

Total stock based compensation expense	$5,358	$1,174	$62

Income tax benefits related to stock based compensation arrangements were $2.1 million, $0.5 million and less than $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock options
In January 2006, on the date of the initial public offering, the Company granted options to purchase 484,876 shares of common stock under the 2005 Plan. These options were granted at an exercise price equal to the initial public offering price of $21.00 per share. The options have an expiration term of five years and vest in equal annual installments over a three-year period. The Company determined the fair value of these options using a Black-Scholes calculation based on the following assumptions: stock volatility of 35.0%; 5 year term; interest rate of 4.35%; and dividend yield of 1.0%. As there was no history with the stock prices of the Company, the stock volatility rate was determined using volatility rates for several other similar companies within the railcar industry. The five year term represents the expiration of each option. The interest rate used was the five year government Treasury bill rate on the date of grant. Dividend yield was determined from an average of other companies in the industry, as the Company did not have a history of dividend rates. In January 2011, 340,352 stock options expired unexercised. A valuation allowance of $0.8 million was recorded as of December 31, 2010 related to the expiration of these options in January 2011.
In April 2006, the Company issued options to purchase a total of 75,000 shares of common stock under the 2005 Plan. These options were granted at an exercise price of $35.69 per share, the closing stock price on the date of the grant. These options had a four year vesting period and a five year expiration period. The Company determined the fair value using the same assumptions and methodology as was used for the options issued in connection with the Company’s initial public offering. During 2008, the Company’s former Chief Financial Officer, William Benac, resigned causing the cancellation of these options resulting in the recognition of $0.4 million of income from the reversal of expense.
No stock options were granted in 2010, 2009 and 2008.
The Company recognized $0.5 million (exclusive of $0.4 million gain related to cancellation) of compensation expense and recognized related income tax benefits of less than $0.1 million during the year ended December 31, 2008 related to stock options. The Company did not recognize any stock based compensation expense related to stock options during the years ended December 31, 2010 and 2009 as the stock options were fully vested.
The following is a summary of option activity under the 2005 Plan:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value of	Intrinsic
	Covered by	Exercise	Contractual	Options	Value
	Options	Price	Life	Granted	($000)

January 1, 2008	465,353	$23.37
Cancelled in 2008	(75,000)

Outstanding at December 31, 2008 and 2009	390,353	$21.00		$7.28
Exercised in 2010	(14,000)

Outstanding at December 31, 2010	376,353	$21.00	Less than 1 month	$7.28	$425	(1)

Exercisable at December 31, 2010	376,353	$21.00	Less than 1 month	$7.28	$425	(1)

(1)	— Options to purchase 376,353 shares, of which all were exercisable, of the Company’s common stock had an exercise price that was below market price, based on the closing market price of $22.13 for a share of the Company’s common stock on the last business day of the year ended December 31, 2010.
No options were exercised in 2009 and 2008. Options to purchase 14,000 shares of the Company’s common stock were exercised during the year ended December 31, 2010. The total intrinsic value of options exercised during the year ended December 31, 2010, was less than $0.1 million. The Company realized tax expense of less than $0.1 million related to these option exercises.
All outstanding options vested on January 19, 2009 and all compensation costs related to the stock options were recognized as of December 31, 2008.
As of December 31, 2010, an aggregate of 515,124 shares were available for issuance in connection with future equity instrument grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. All options that expire unexercised are returned to the 2005 Plan. The 1,000,000 shares covered by the Plan were registered for issuance to the public with the SEC on a Form S-8 on August 16, 2006.

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
The following table provides an analysis of SARs granted in 2010, 2009, 2008 and 2007:

	2010 Grants	2009 Grant	2008 Grants	2007 Grant
Grant date	3/31/2010 &		4/28/2008 &
	5/14/2010	3/3/2009	9/12/2008	4/4/2007
# SARs outstanding at December 31, 2010	236,750	285,600	176,853	12,150
Weighted average exercise price	$12.95	$6.71	$20.81	$29.49
Contractual term	7 years	7 years	7 years	7 years

December 31, 2010 SARs black scholes valuation components:
Stock volatility range	60.5% – 65.3%	65.3% – 70.3%	60.4% – 70.3%	49.2% – 60.4%
Expected life range	3.3 – 4.3 years	2.6 – 3.7 years	2.2 – 3.2 years	1.6 – 1.8 years
Risk free interest rate range	1.0% – 2.0%	1.0%	0.6% – 1.0%	0.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	2.0%	2.0%	2.0%	2.0%
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

The following is a summary of SARs activity under the 2005 Plan:

			Weighted
	Stock	Weighted	Average		Aggregate
	Appreciation	Average	Remaining	Weighted	Intrinsic
	Rights	Exercise	Contractual	Average Fair	Value
	(SARs)	Price	Life	Value of SARs	($000)

January 1, 2008	275,300	$29.49
Granted	274,400	$20.81
Cancelled/Forfeited (1)	(43,674)

Outstanding at December 31, 2008	506,026	$25.18

Granted	306,100	$6.71
Cancelled/Forfeited (1)	(23,576)

Outstanding at December 31, 2009	788,550	$18.13

Granted	236,750	$12.95
Cancelled/Forfeited (1)	(295,022)
Exercised	(18,925)

Outstanding at December 31, 2010	711,353	$12.68	60 months	$13.24	$6,811	(2)

Exercisable at December 31, 2010	149,100	$15.91	55 months	$11.43	$996	(3)

(1)	— Of the SARs granted in 2008, 13,122, 19,376 and 19,374 were forfeited in 2010, 2009 and 2008, respectively, due to the closing price of the Company’s common stock not achieving a specified price target for twenty trading days during any sixty day trading day period.

(2)	— SARs granted in 2007 with an exercise price of $29.49 have no intrinsic value based on the closing market price of $22.13 for a share of the Company’s common stock on the last business day of the year ended December 31, 2010. However, the SARs granted in 2010 with an exercise price of $12.16 and $14.12, those granted in 2009 with an exercise price of $6.71 and those granted in 2008 with an exercise price of $20.88 and $16.46 have an intrinsic value of $6.8 million based on the closing market price for 2010.

(3)	— SARs granted in 2007 with an exercise price of $29.49 have no intrinsic value based on the closing market price of $22.13 for a share of the Company’s common stock on the last business day of the year ended December 31, 2010. However, the SARs granted in 2009 with an exercise price of $6.71 and those granted in 2008 with an exercise price of $20.88 and $16.46 have an intrinsic value of $1.0 million based on the closing market price for 2010.
Compensation expense of $5.4 million, $1.2 million and less than $0.1 million was incurred for the years ended December 31, 2010, 2009 and 2008, respectively, related to stock appreciation rights granted under the 2005 Plan. The Company recognized income tax benefits related to SARs of $2.1 million, $0.5 million and less than $0.1 million during the years ended December 31, 2010, 2009 and 2008, respectively.
As of December 31, 2010, unrecognized compensation costs related to the unvested portion of stock appreciation rights were $2.8 million and were expected to be recognized over a period of 26 months.
Note 19 — Common Stock
During each quarter of 2008, the Company declared and paid cash dividends of $0.03 per share of common stock of the Company to stockholders of record as of a given date. The Company declared cash dividends in the first two quarters of 2009 and paid cash dividends the first three quarters of 2009 to stockholders of record as of a given date. Subsequently, in August 2009, the board of directors indefinitely suspended its quarterly dividend payments.
During the year ended December 31, 2010, the Company issued 14,000 shares of its common stock as certain holders of stock options exercised options to purchase the Company’s common stock.

Note 20 — Related Party Transactions
Agreements with ACF
The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder, through IELP, and chairman of the Company’s board of directors:
Manufacturing services agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the years ended December 31, 2010, 2009 and 2008, ARI purchased inventory of $1.1 million, $13.5 million and $44.7 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
Supply agreement
Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. No revenue was recorded from ACF for the year ended December 31, 2010. Revenue recorded under this arrangement was less than $0.1 million and $0.2 million, respectively, for the years ended December 31, 2009 and 2008. Such amounts are included under manufacturing operations revenue from affiliates on the consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other customers.
Railcar manufacturing agreement
In May 2007, the Company entered into a manufacturing agreement with ACF, pursuant to which the Company agreed to purchase approximately 1,390 tank railcars from ACF, supported by a new customer order received at the same time. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF to reimburse it for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, the profit was split evenly between ARI and ACF. In September 2008, a termination letter was received from ACF terminating this agreement effective the later of the completion of approximately 1,390 tank railcars or March 2009. The commitment under this agreement was satisfied in March 2009 and the agreement was terminated at that time.
In the years ended December 31, 2009 and 2008, ARI incurred costs under this agreement of $4.1 million and $24.2 million, respectively, in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs and such amount is included under cost of goods sold on the consolidated statements of operations. The Company recognized revenue of $19.0 million and $100.3 million related to railcars shipped under this agreement for the years ended December 31, 2009 and 2008, respectively. No revenues or costs were incurred under this agreement for the year ended December 31, 2010.
Asset Purchase Agreement
On January 29, 2010, ARI entered into an agreement to purchase certain assets from ACF for approximately $0.9 million that will allow the Company to manufacture railcar components previously purchased from ACF.
The purchase price of approximately $0.9 million was determined using various factors, including but not limited to, independent appraisals that assessed fair market value for the purchased assets, each asset’s remaining useful life and the replacement cost of each asset. Given that ACF and ARI have the same majority stockholder, the assets purchased were recorded at ACF’s net book value and the remaining portion of the purchase price will be a reduction to stockholder’s equity. As of December 31, 2010, all of the assets had been received and paid for in accordance with the agreement.
Other agreements
In April 2005, the Company entered into a consulting agreement with ACF in which both parties agreed to provide labor, litigation, labor relations support and consultation, and labor contract interpretation and negotiation services to one another. This agreement terminated January 5, 2010.
ARI entered into an agreement in April 2005 to provide ACF with engineering and consulting advice. Fees are based on agreed upon rates. No services were rendered and no amounts were paid during the years ended December 31, 2010, 2009 and 2008.

Agreements with ARL
The Company has or had the following agreements with ARL, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder, through IELP, and chairman of the Company’s board of directors:
Railcar servicing agreement and fleet services agreement
Effective as of January 1, 2008, the Company entered into a new fleet services agreement with ARL, which replaced the 2005 railcar servicing agreement. The new agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the new agreement, the Company continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. The Company currently provides such repair and maintenance services for approximately 28,000 railcars for ARL. The new agreement extends through December 31, 2010, and is automatically renewed for additional one-year periods unless either party gives at least sixty days’ prior notice of termination. There is no termination fee if the Company elects to terminate the new agreement. Revenue of $15.0 million, $14.4 million and $15.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, was recorded under this agreement. Such amounts are included under railcar services revenue from affiliates on the consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other customers.
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
In February 2008, ARI and ARL agreed, pursuant to an extension agreement, that effective December 31, 2007, all rent and building services would continue unless otherwise terminated by either party upon six months prior notice or by mutual agreement between the parties. This agreement terminated on December 31, 2010 by mutual agreement.
Total fees paid to ARL were $0.6 million for all the years ended December 31, 2010, 2009 and 2008. The fees paid to ARL are included in selling, administrative and other costs to affiliates on the consolidated statements of operations.
Trademark license agreement
Under this agreement, which is effective as of June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI is entitled to annual fees of $1,000 in exchange for this license.
Sales contracts
The Company from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. Revenues for railcars sold to ARL were $81.8 million, $105.0 million and $182.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Revenues for railcars sold to ARL are included under manufacturing revenue from affiliates on the accompanying consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers.
Agreements with other affiliated parties
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million, bearing interest at a rate of 4.0% with a maturity date of August 2009. Due to the temporary idling of the facility, Ohio Castings advised the partners that it was unable to pay the notes when due. The notes were renegotiated and are now due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Accrued interest for this note as of December 31, 2010, was less than $0.1 million. This note receivable is included in investment in joint venture on the accompanying consolidated balance sheet. Total amounts due from Ohio Castings under this note were $0.5 million at both December 31, 2010 and 2009.

In connection with the Company’s investment in Ohio Castings, ARI has a guarantee of a $2.0 million state loan that provided for purchases of capital equipment, of which $0.2 million was outstanding as of December 31, 2010. The state loan is scheduled to be fully paid off in June 2011. The two other partners of Ohio Castings have made identical guarantees of these obligations.
One of the Company’s joint ventures, Axis, entered into a credit agreement in December 2007. In connection with this event, the Company agreed to a 50.0% guaranty of Axis’ obligation under its credit agreement during the construction and start-up phases of the facility. As of June 30, 2009, Axis had approximately $62.2 million outstanding under the credit agreement of which the Company’s exposure was 50.0%. The Company’s guaranty had a maximum exposure related to it of $35.0 million, exclusive of any capitalized interest, fees, costs and expenses. The Company’s initial partner in the joint venture made an identical guarantee relating to this credit agreement. Effective August 5, 2009, the Company and the other initial partner acquired this loan, with each party acquiring a 50.0% interest in the loan. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company. The total commitment under the loan is up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million under the revolving loans. The balance outstanding on the portion of these loans due to ARI Component was $31.9 million in principal and $3.6 million of accrued interest both as of December 31, 2010. ARI Component is responsible to fund 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.1 million as of December 31, 2010. ARI is in discussions with Axis and the other initial partner of Axis regarding the potential renegotiation of the term loans, as it is not currently anticipated that Axis will be able to repay the term loans in accordance with the Axis Credit Agreement, beginning March 31, 2011. See Note 11 for further information regarding this transaction and the terms of the underlying loan.
The Company purchases railcar parts from its joint ventures under long-term contracts. During the years ended December 31, 2010, 2009 and 2008, the Company purchased $5.8 million, $7.6 million and $21.7 million of railcar parts from its joint ventures, respectively.
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

The Company leases one of its parts manufacturing facilities from an entity owned by its vice chairman of the board of directors. Expenses paid for this facility were $0.4 million for the years ended December 31, 2010, 2009 and 2008. These costs are included in manufacturing operations cost of revenue.
On October 29, 2010, ARI entered into a lease agreement with a term of eleven years and total base rent of $6.4 million, over the term of the agreement, with an entity owned by the vice chairman of the Company’s board of directors. The lease is for ARI’s headquarters location in St. Charles, Missouri, that it previously leased through ARL under a services agreement with ARL, which expired December 31, 2010. The term under the new lease agreement commences January 1, 2011 at the time the previous lease under the services agreement with ARL expired. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it used.
Financial information for transactions with affiliates
As of December 31, 2010 and 2009, accounts receivable of $5.0 million and $1.4 million, respectively, were due from ACF, Ohio Castings, ARL, Axis and Amtek Railcar.
As of December 31, 2010 and 2009, interest receivable of $0.2 million and $1.0 million, respectively, was due from Ohio Castings and Axis.
As of December 31, 2010 and 2009, accounts payable of $0.3 million and $0.6 million, respectively, were due to ACF, ARL and Axis.
Cost of railcar manufacturing for the years ended December 31, 2010, 2009 and 2008 included $5.2 million, $7.5 million and $21.7 million, respectively, in railcar products produced by joint ventures.
Inventory at December 31, 2010, included purchases of $0.4 million from joint ventures. Inventory at December 31, 2009, included purchases of $0.2 million from joint ventures. At December 31, 2010 and 2009, all profit from related parties for inventory still on hand was eliminated.

Note 21 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

As of and for the year ended	Manufacturing	Railcar	Corporate &
December 31, 2010	Operations	Services	all other	Eliminations	Totals
	(in thousands)

Revenues from external customers	$206,094	$67,469	$—	$—	$273,563
Intersegment revenues	998	281	—	(1,279)	—
Cost of revenue — external customers	(210,269)	(54,353)	—	—	(264,622)
Cost of intersegment revenue	(748)	(255)	—	1,003	—

Gross profit (loss)	(3,925)	13,142	—	(276)	8,941
Selling, administration and other	(5,610)	(2,207)	(17,774)	—	(25,591)

Earnings (loss) from operations	$(9,535)	$10,935	$(17,774)	$(276)	$(16,650)

Total assets	$281,779	$49,133	$323,455	$—	$654,367
Capital expenditures	3,753	2,084	307	—	6,144
Depreciation and amortization	19,603	2,816	1,877	—	24,296

As of and for the year ended	Manufacturing	Railcar	Corporate &
December 31, 2009	Operations	Services	all other	Eliminations	Totals
	(in thousands)

Revenues from external customers	$365,329	$58,102	$—	$—	$423,431
Intersegment revenues	1,303	109	—	(1,412)	—
Cost of revenue — external customers	(329,025)	(47,015)	—	—	(376,040)
Cost of intersegment revenue	(1,066)	(102)	—	1,168	—

Gross profit (loss)	36,541	11,094	—	(244)	47,391
Selling, administration and other	(7,051)	(2,177)	(15,913)	—	(25,141)

Earnings (loss) from operations	$29,490	$8,917	$(15,913)	$(244)	$22,250

Total assets	$271,862	$47,283	$345,219	$—	$664,364
Capital expenditures	3,823	10,711	513	—	15,047
Depreciation and amortization	19,929	2,395	1,799	—	24,123

As of and for the year ended	Manufacturing	Railcar	Corporate &
December 31, 2008	Operations	Services	all other	Eliminations	Totals
	(in thousands)

Revenues from external customers	$757,505	$51,301	$—	$—	$808,806
Intersegment revenues	717	148	—	(865)	—
Cost of revenue — external customers	(682,744)	(41,653)	—	—	(724,397)
Cost of intersegment revenue	(580)	(122)	—	702	—

Gross profit (loss)	74,898	9,674	—	(163)	84,409
Selling, administration and other	(7,655)	(2,551)	(16,329)	—	(26,535)

Earnings (loss) from operations	$67,243	$7,123	$(16,329)	$(163)	$57,874

Total assets	$351,037	$40,246	$288,371	$—	$679,654
Capital expenditures	42,163	7,396	2,874	—	52,433
Depreciation and amortization	17,513	2,086	1,361	—	20,960

Manufacturing Operations
Manufacturing revenues from affiliates were 29.9%, 24.8% and 22.6% of total consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.
Manufacturing revenues from the most significant customer, an affiliate, totaled 29.9% of total consolidated revenues for the year ended December 31, 2010. Manufacturing revenues from the most significant customer, unaffiliated, totaled 35.6% and 44.7% of total consolidated revenues for the years ended December 31, 2009 and 2008, respectively.
Manufacturing revenues from the two most significant customers, one affiliated and one unaffiliated, were 41.8%, 60.4% and 67.4% of total consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.
Manufacturing receivables from an affiliated significant customer totaled 12.0% of total consolidated accounts receivable at December 31, 2010. No other customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2010. Manufacturing receivables from one unaffiliated significant customer totaled 10.8% of total consolidated accounts receivable at December 31, 2009. No other customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2009.
Railcar Services
Railcar services revenues from affiliates were 5.5%, 3.4% and 1.9% of total consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively. No single railcar services customer accounted for more than 10.0% of total consolidated revenue for the years ended December 31, 2010, 2009 and 2008. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2010 and 2009.
Note 22 — Supplemental Cash Flow Information
ARI received interest income of $4.3 million, $5.6 million and $7.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
ARI paid interest expense, net of capitalized interest, of $20.6 million, $20.2 million and $19.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
ARI received tax refunds, net, of $1.1 million for the year ended December 31, 2010. ARI paid taxes of $7.3 million and $18.9 million for the years ended December 31, 2009 and 2008, respectively.
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

Note 23 — Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth	Year to
	quarter	quarter	quarter	quarter	Date
	(in thousands, except per share data)
2010
Sales	$52,311	$61,165	$64,797	$95,290	$273,563
Gross profit	956	2,570	2,290	3,125	8,941
Net loss	(7,023)	(5,882)	(6,252)	(7,849)	(27,006)
Net loss per share-basic and diluted	$(0.33)	$(0.28)	$(0.29)	$(0.37)	$(1.27)

	First	Second	Third	Fourth	Year to
	quarter	quarter	quarter	quarter	Date
	(in thousands, except per share data)
2009
Sales	$156,947	$109,926	$78,098	$78,460	$423,431
Gross profit	16,377	12,809	8,810	9,395	47,391
Net earnings	2,726	1,132	1,092	10,508	15,458
Net earnings per share-basic and diluted	$0.13	$0.05	$0.05	$0.50	$0.73
Note 24 — Subsequent Event
In 2011, ARI renewed the lease for one of its parts manufacturing facilities from an entity owned by its vice chairman of the board of directors. The new lease will expire February 28, 2016.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Grant Thornton, LLP, the independent registered public accounting firm, who also audited our consolidated financial statements. Grant Thornton’s attestation report on our internal control over financial reporting is included herein.

Item 9B:	Other Information
On February 24, 2011, we entered into an agreement with The CIT Group/Equipment Financing, Inc. (CIT), to sell 3,500 railcars for delivery between approximately April 1, 2011 and March 31, 2012 (the Sale Agreement). The type of railcars to be manufactured and sold pursuant to the Sale Agreement will vary based upon CIT’s requirements. The purchase price of each railcar will be subject to adjustments for price fluctuations and surcharges related to certain raw materials and components. Under the Sale Agreement, CIT has the right to defer delivery of certain railcars, provided the final delivery date is not extended beyond December 31, 2012. The Sale Agreement also contains an option for CIT to purchase additional railcars, which must be exercised by December 31, 2011.
Either party may terminate the Sale Agreement by written notice upon a breach not remedied within 30 days of notice thereof, or in the event of the other party’s bankruptcy, reorganization or insolvency.

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
The additional information required by this item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders (the 2011 Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 11:	Executive Compensation
Information required by this item is incorporated by reference to our 2011 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to our 2011 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13:	Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to our 2011 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14:	Principal Accountant Fees and Services
Information required by this item is incorporated by reference to our 2011 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
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

American Railcar Industries, Inc.
Date: March 1, 2011	By:	/s/ James Cowan
		Name:	James Cowan
		Title:	President and Chief Executive Officer

Signature	Title	Date
/s/ James Cowan Name: James Cowan	President and Chief Executive Officer (principal executive officer)	March 1, 2011

/s/ Dale C. Davies Name: Dale C. Davies	Senior Vice President, Chief Financial Officer (principal financial officer) and Treasurer	March 1, 2011

/s/ Michael E. Vaughn Name: Michael E. Vaughn	Vice President and Corporate Controller (principal accounting officer)	March 1, 2011

/s/ James J. Unger	Vice Chairman of our Board of Directors	March 1, 2011
Name: James J. Unger

/s/ Vincent J. Intrieri	Director	March 1, 2011
Name: Vincent J. Intrieri

/s/ Stephen Mongillo	Director	March 1, 2011
Name: Stephen Mongillo

/s/ James Pontious	Director	March 1, 2011
Name: James Pontious

/s/ J. Mike Laisure	Director	March 1, 2011
Name: J. Mike Laisure

/s/ Brett Icahn	Director	March 1, 2011
Name: Brett Icahn

/s/ Harold First	Director	March 1, 2011
Name: Harold First

/s/ Hunter Gary	Director	March 1, 2011
Name: Hunter Gary

Exhibit index

Exhibit No.	Description of Exhibit

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

10.1
Asset Transfer Agreement dated as of October 1, 1994 by and among ACF Industries, Incorporated, American Railcar Industries, Inc. and Carl Icahn (incorporated by reference to Exhibit 10.1 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

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

10.6
Amended and Restated Services Agreement dated as of June 30, 2005 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.12 to ARI’s Registration Statement on Form S-1, filed 10.6 with the SEC on December 13, 2005).

Exhibit No.	Description of Exhibit

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

10.11
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

10.14
American Railcar, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.36 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.15
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

10.18
Purchase and Sale Agreement dated September 19, 2006 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.41 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).†

10.19
Wheel Set Component and Finished Wheel Set Storage Agreement dated November 13, 2006 between ACF Industries LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.42 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).

Exhibit No.	Description of Exhibit

10.20	Registration Rights Agreement, dated February 28, 2007 (incorporated by reference to Exhibit 10.44 to ARI’s Current Report on Form 8-K, filed with the SEC on March 1, 2007).

10.21	Employment Agreement with Alan C. Lullman (incorporated by reference to Exhibit 10.44 to ARI’s Current Report on Form 8-K, filed with the SEC on March 30, 2007).

10.22	ARI/ARL Services Separation Agreement (incorporated by reference to Exhibit 10.45 to ARI’s Current Report on Form 8-K, filed with the SEC on April 5, 2007).

10.23	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.46 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2007).

10.24
Axis, LLC Amended and Restated Limited Liability Company Agreement, dated as of January 25, 2008 (incorporated by reference to Exhibit 10.51 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 22, 2008).

10.25
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

10.27
Joint Venture Agreement by and between American Railcar Mauritius II and Amtek Transportation Systems Limited (incorporated by reference to Exhibit 10.54 to ARI’s Current Report on Form wil8-K, filed with the SEC on June 20, 2008).

10.28
Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.55 to ARI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008).

10.29
Employment Agreement between American Railcar Industries, Inc. and Dale C. Davies, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.56 to ARI’s Current Report on Form 8-K, filed with the SEC on September 16, 2008).

10.30	Letter Agreement (Amendment to SARs) (incorporated by reference to Exhibit 10.57 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2009).

10.31
Form of 2009 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.58 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009).

10.32
Employment Agreement between American Railcar Industries, Inc. and James Cowan dated as of May 8, 2009 (incorporated by reference to Exhibit 10.59 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009).

10.33
Axis Credit Agreement dated as of December 28, 2007, as amended January 28, 2008, February 29, 2008, March 31, 2008 and August 5, 2009 (incorporated by reference to Exhibit 10.60 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.34
Master Assignment Agreement dated as of August 5, 2009 (incorporated by reference to Exhibit 10.61 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.35
Form of 2010 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.62 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 5, 2010).

10.36
Lease Agreement, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.63 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 2, 2010). †

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