Form 10-Q
period 2011-03-31
American Railcar Industries, Inc.
filed 2011-05-03
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on April 29, 2011 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$314,225	$318,758
Accounts receivable, net	19,603	21,002
Accounts receivable, due from related parties	2,539	4,981
Income taxes receivable	14,806	14,939
Inventories, net	59,069	50,033
Deferred tax assets	2,599	3,029
Prepaid expenses and other current assets	3,751	2,654

Total current assets	416,592	415,396

Property, plant and equipment, net	176,379	181,255
Deferred debt issuance costs	1,797	1,951
Interest receivable, due from related parties	228	187
Goodwill	7,169	7,169
Investments in and loans to joint ventures	46,545	48,169
Other assets	282	240

Total assets	$648,992	$654,367

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,560	$29,334
Accounts payable, due to related parties	883	275
Accrued expenses and taxes	6,063	5,095
Accrued compensation	14,554	11,054
Accrued interest expense	1,719	6,875

Total current liabilities	55,779	52,633

Senior unsecured notes	275,000	275,000
Deferred tax liability	4,287	7,938
Pension and post-retirement liabilities	6,370	6,707
Other liabilities	4,277	4,313

Total liabilities	345,713	346,591

Commitments and contingencies

Stockholders’ equity:

Common stock, $.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding at March 31, 2011 and 21,316,296 shares issued and outstanding at December 31, 2010	214	213
Additional paid-in capital	239,608	238,947
Retained earnings	61,880	67,209
Accumulated other comprehensive income	1,577	1,407

Total stockholders’ equity	303,279	307,776

Total liabilities and stockholders’ equity	$648,992	$654,367

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Revenues:
Manufacturing operations (including revenues from affiliates of $1,221 and $12,575 for the three months ended March 31, 2011 and 2010, respectively)	$68,696	$35,635

Railcar services (including revenues from affiliates of $5,537 and $2,841 for the three months ended March 31, 2011 and 2010, respectively)	16,147	16,676

Total revenues	84,843	52,311

Cost of revenues:
Manufacturing operations	(66,581)	(37,387)
Railcar services	(13,318)	(13,968)

Total cost of revenues	(79,899)	(51,355)
Gross profit	4,944	956

Selling, administrative and other (including costs to a related party of $145 and $154 for the three months ended March 31, 2011 and 2010, respectively)	(6,882)	(6,087)

Loss from operations	(1,938)	(5,131)

Interest income (including income from related parties of $679 and $607 for the three months ended March 31, 2011 and 2010, respectively)	916	730
Interest expense	(5,335)	(5,321)

Other income (including income from a related party of $4 for both the three months ended March 31, 2011 and 2010)	4	85
Loss from joint ventures	(2,242)	(1,782)

Loss before income taxes	(8,595)	(11,419)
Income tax benefit	3,266	4,396

Net loss	$(5,329)	$(7,023)

Net loss per common share — basic and diluted	$(0.25)	$(0.33)
Weighted average common shares outstanding — basic and diluted	21,349	21,302

Dividends declared per common share	$—	$—
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Operating activities:
Net loss	$(5,329)	$(7,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,766	5,915
Amortization of deferred costs	175	175
Loss on disposal of property, plant and equipment	63	—
Stock based compensation	2,148	700
Change in interest receivable, due from related parties	(41)	(608)
Change in investments in joint ventures as a result of loss	2,242	1,782
Realized gain on short-term investments — available-for-sale securities	—	(81)
Deferred income taxes benefit	(3,224)	(4,423)
Recovery for doubtful accounts receivable	(46)	(26)
Changes in operating assets and liabilities:
Accounts receivable, net	1,455	(1,442)
Accounts receivable, due from related parties	2,446	(2,746)
Income taxes receivable	133	304
Inventories, net	(9,014)	(1,617)
Prepaid expenses	(1,095)	(54)
Accounts payable	3,221	1,259
Accounts payable, due to related parties	609	(119)
Accrued expenses and taxes	(2,877)	(4,960)
Other	(559)	(744)

Net cash used in operating activities	(3,927)	(13,708)
Investing activities:
Purchases of property, plant and equipment	(729)	(1,491)
Sale of short-term investments — available-for-sale securities	—	1,832
Investments in and loans to joint ventures	(639)	(10,205)

Net cash used in investing activities	(1,368)	(9,864)
Financing activities:
Proceeds from stock option exercises	756	—

Net cash provided by financing activities	756	—

Effect of exchange rate changes on cash and cash equivalents	6	5

Decrease in cash and cash equivalents	(4,533)	(23,567)
Cash and cash equivalents at beginning of period	318,758	347,290

Cash and cash equivalents at end of period	$314,225	$323,723

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Description of the Business
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods fairly stated. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI provides railcar repair and maintenance services for railcar fleets. In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.
The condensed consolidated financial statements of the Company include the accounts of ARI and its wholly-owned subsidiaries; Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), American Railcar Mauritius I (ARM I), American Railcar Mauritius II (ARM II) and ARI Longtrain, Inc. (Longtrain). From time to time, the Company makes investments through Longtrain. For further information on the Company’s other wholly-owned subsidiaries, refer to Note 8. All intercompany transactions and balances have been eliminated.
The Company’s operations are located in the United States and Canada. The Company operates a railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 1.9% and 2.5% of total consolidated revenues for the three months ended March 31, 2011 and 2010, respectively. Canadian assets were 1.9% and 1.7% of total consolidated assets as of March 31, 2011 and December 31, 2010, respectively. In addition, the Company’s subsidiaries ARM I and ARM II are located in Mauritius. Assets held by ARM I and ARM II were 1.4% and 1.5% of total consolidated assets as of March 31, 2011 and December 31, 2010, respectively.
Note 2 — Summary of Accounting Policies
Reclassifications
Certain reclassifications of prior year presentations that are of a normal recurring nature have been made to conform to the 2011 presentation.
Note 3 — Short-term Investments — Available-for-Sale Securities
During January 2008, Longtrain purchased approximately 1.5 million shares of common stock of The Greenbrier Companies, Inc. (GBX) in the open market for $27.9 million. Subsequently, Longtrain sold a majority of the GBX shares it owned. This investment was classified as a short-term investment available-for-sale security as the Company did not intend on holding the investment long-term.
During the three months ended March 31, 2010, approximately 0.2 million shares of GBX common stock were sold for proceeds of $1.8 million and a realized gain of $0.1 million. The cost basis of the shares sold was determined through specific identification. The remaining shares were sold during 2010.

Note 4 — Fair Value Measurements
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
Financial assets and liabilities are measured and reported at fair value are classified and disclosed in one of the following categories:
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
The Company has no financial assets or liabilities that were accounted for at fair value as of March 31, 2011 and December 31, 2010.
Note 5 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Raw materials	$30,303	$30,676
Work-in-process	15,649	14,270
Finished products	15,426	7,183

Total inventories	61,378	52,129
Less reserves	(2,309)	(2,096)

Total inventories, net	$59,069	$50,033

Note 6 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment.

	March 31,	December 31,
	2011	2010
	(in thousands)
Property, plant and equipment
Buildings	$149,401	$149,021
Machinery and equipment	178,024	177,217

	327,425	326,238
Less accumulated depreciation	(154,917)	(149,304)

Net property, plant and equipment	172,508	176,934
Land	3,335	3,335
Construction in process	536	986

Total property, plant and equipment	$176,379	$181,255

Depreciation expense
Depreciation expense for the three months ended March 31, 2011 and 2010 was $5.8 million and $5.9 million, respectively.
Capitalized interest
In conjunction with the interest costs incurred related to the Unsecured Senior Fixed Rate Notes offering described in Note 11, the Company has been recording capitalized interest on certain property, plant and equipment capital projects. ARI also capitalized interest related to the investment in Axis during its developmental stage. The amount of interest capitalized for both the three months ended March 31, 2011 and 2010 was less than $0.1 million.
Lease agreements
The Company leases railcars to third parties under multiple year agreements. One of the leases includes a provision that allows the lessee to purchase any portion of the leased railcars at any time during the lease term for a stated market price, which approximates fair value. These agreements have been classified as operating leases and the leased railcars have been included in machinery and equipment and are depreciated in accordance with the Company’s depreciation policy.
Note 7 — Goodwill
Goodwill is not amortized but it is tested for impairment at least annually by comparing the fair value of the reporting unit to its carrying value. The Company has $7.2 million of goodwill related to the acquisition of Custom Steel in 2006. The results of Custom Steel are included in the manufacturing operations segment.
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

Income Approach
The income approach considers the subject company’s future sales and earnings growth potential as the primary source of future cash flow. ARI prepared a five year financial projection for the reporting unit and used a discounted net cash flow method to determine the fair value. Net cash flow consists of after-tax operating income, plus depreciation, less capital expenditures and working capital needs. The discounted cash flow method considers a five-year projection of net cash flow and adds to those cash flows a residual value at the end of the projection period.
Significant estimates and assumptions used in the evaluation were forecasted revenues and profits, the weighted average cost of capital and tax rates. Forecasted revenues of reporting unit were estimated based on historical trends of the ARI plants that the reporting unit supplies parts to, which are driven by the railcar market forecast. Forecasted margins were based on historical experience. The reporting unit does not have a selling, administrative or executive staff, therefore, an estimate of salaries and benefits for key employees was added to selling, administrative and other costs. The weighted average cost of capital was calculated using ARI’s estimated cost of equity and debt.
All of the above estimates and assumptions were determined by management to be reasonable based on the knowledge and information at the time of the evaluation. As such, this carries a risk of uncertainty. There could be significant fluctuations in the cost of raw materials, unionization of the Company’s workforce or other factors that might significantly affect the reporting unit’s cost structure and negatively impact the projection of financial performance. If the railcar industry forecasts or ARI’s market share were to change significantly, the fair value of the reporting unit would be materially adversely impacted. Other events that might occur that could have a negative effect would be a natural disaster that would render the facility unusable, a significant litigation settlement, a significant workers’ compensation claim or other event that would result in a production shut down or significant expense to the reporting unit.
The March 1, 2011 evaluation equally weighted the values derived from each approach to arrive at the fair value of the reporting unit. The resulting fair value exceeded the carrying value by over 60% resulting in no impairment.
Note 8 — Investments in and Loans to Joint Ventures
As of March 31, 2011, the Company was party to three joint ventures; Ohio Castings LLC (Ohio Castings), Axis LLC (Axis) and Amtek Railcar Industries Private Limited (Amtek Railcar). Through its wholly-owned subsidiary, Castings, the Company has a one-third ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles, for use or sale by the ownership group. The Company has a wholly-owned subsidiary, ARM I that wholly-owns ARM II. Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar, a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture.
The Company accounted for these joint ventures using the equity method. Under this method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts.
The carrying amount of investments in and loans to joint ventures are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$5,030	$5,232
Axis	32,338	33,436
Amtek Railcar	9,177	9,501

Total investments in and loans to joint ventures	$46,545	$48,169

The maximum exposure to loss as a result of investments in and loans to joint ventures are as follows:

March 31,
2011
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$4,536
Loan guarantee [1]	91
Note and accrued interest receivable [2]	535

Total Ohio Castings exposure	5,162
Axis
Investment	—
Loans, accrued interest receivable and accrued unused line fee [2]	36,145

Total Axis exposure	36,145

Amtek Railcar exposure	9,177

Total exposure to loss due to joint ventures	$50,484

[1]	The Company is subject to exposure for the full amount of the loan guaranteed but only the value of the guarantee is included in investments in and loans to joint ventures on the consolidated balance sheet.

[2]	Accrued interest receivable is included in interest receivable, due from related parties and accrued unused line fee is included in accounts receivable, due from related parties, not investments in and loans to joint ventures on the consolidated balance sheet.
Ohio Castings
In June 2009, Ohio Castings temporarily idled its manufacturing facility due to the decline in the railcar industry. Due to the facility remaining temporarily idle, as of August 31, 2010, Ohio Castings evaluated its analysis of its long-lived assets and concluded that no impairment exists. ARI updated its evaluation of its investment in Ohio Castings and determined that the decrease in value was temporary and there was no impairment as of September 30, 2010.
Ohio Castings first reported a loss in the first quarter of 2009 and has continued to report losses due to its temporary idled state. ARI obtained Ohio Castings’ long-lived asset impairment analysis and reviewed it for reasonableness. The assumptions used in the impairment analysis are consistent with the market data reported by an independent third party analyst and historical financial results. The decline in earnings capacity is consistent with industry forecasts, as reported by an independent third party analyst, and is considered temporary. The Company and Ohio Castings will continue to monitor for impairment. During April 2011, ARI and the other joint venture partners agreed to restart production at Ohio Castings and expect to begin shipping product in the third quarter of 2011.
Ohio Castings has notes payable to ARI and the other two partners, with a current balance of $0.5 million, each, that are due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Accrued interest for this note as of March 31, 2011 and December 31, 2010 was less than $0.1 million. Ohio Castings and the joint venture partners are discussing possible renegotiation of these terms.
The Company, along with the other members of Ohio Castings, has guaranteed a state loan issued to Ohio Castings by the state of Ohio, as further discussed in Note 13. The value of the guarantee was less than $0.1 million at both March 31, 2011 and December 31, 2010. The state loan is scheduled to be fully paid off in June 2011. It is anticipated that Ohio Castings will continue to make principal and interest payments through equity contributions made by ARI and the other partners. In 2010, ARI made capital contributions to Ohio Castings totaling $0.6 million to fund expenses including debt payments during the temporary plant idling. The other two partners made matching contributions. During 2010, Ohio Castings paid off the state bonds that were guaranteed by ARI and the other joint venture partners. In conjunction with Ohio Castings paying off the state bonds, ARI was released from its guarantee of the state bonds while the guarantee of the state loan remains.

The Company accounts for its investment in Ohio Castings using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Ohio Castings that most significantly impact its economic performance. The significant factors in this determination were that neither the Company nor Castings, has rights to the majority of returns, losses or votes, Ohio Castings’ operations were temporarily idled and the risk of loss to Castings and the Company is limited to the Company’s investment through Castings, the note and related accrued interest due to ARI and Ohio Castings’ subsidiary’s debt with the State of Ohio, which the Company has guaranteed.
See Note 17 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary financial results for Ohio Castings, the investee company are as follows:

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Financial results
Sales	$32	$—

Gross profit (loss)	—	(261)

Loss before interest	(590)	(507)

Net loss	$(605)	$(538)

Axis
In June 2007, ARI, through a wholly-owned subsidiary, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles. In February 2008, the two original partners sold equal equity interests in Axis to two new minority partners. During 2010, one of the minority partners sold its interest to the other initial partner. Although the other initial partner’s interest in Axis is greater than ARI’s as a result of the sale, the sale did not result in the other initial partner gaining a controlling interest in Axis.
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
During 2010, the executive committee of Axis issued a capital call. The minority partner(s) elected not to participate in the capital call and ARI and the other initial partner equally contributed the necessary capital, which amounted to $0.5 million each for 2010. The capital contributions were utilized for working capital. The partners’ ownership percentages have been adjusted accordingly. As of March 31, 2011, ARI’s ownership interest was 41.9%.
Effective August 5, 2009, ARI Component and a wholly-owned subsidiary of the other initial partner acquired a loan to Axis (Axis Credit Agreement), with each party acquiring a 50.0% interest in the loan. Under the Axis Credit Agreement, the original lenders made financing available to Axis in an aggregate amount of up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million in revolving loans. The purchase price paid by the Company for its 50.0% interest was approximately $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company.
The Axis Credit Agreement was amended on March 31, 2011. Under the amendment, the commitment to make term loans expires on December 31, 2011. The first payment on the term loans will become due and payable on March 31, 2012. Thereafter payments are due each fiscal quarter in equal installments, with the last payment due on December 31, 2016.

The commitment to make revolving loans under the Axis Credit Agreement will expire and the revolving loans will become due and payable on December 28, 2012. Axis may borrow revolving loans up to $10.0 million, subject to borrowing base availability.
Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement, as amended, is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable monthly. In accordance with the terms of the agreement as amended, Axis has satisfied interest on the term loan by increasing the outstanding principal by the amount of interest that was otherwise due and payable in cash. Axis’ ability to satisfy the term loan interest by increasing the principal balance will cease on September 30, 2011. The first interest payment is due and payable October 31, 2011.
ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2012. The other initial joint venture partner has indicated its intent to also fund the cash needs of Axis through loans and capital contributions through at least March 31, 2012.
The balance outstanding on these loans, due to ARI Component, was $31.9 million in principal and $4.2 million of accrued interest as of March 31, 2011 and $31.9 million in principal and $3.6 million of accrued interest as of December 31, 2010. ARI Component is responsible for funding 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.1 million as of March 31, 2011.
The Company accounts for its investment in Axis using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that the Company and its wholly-owned subsidiary do not have the rights to the majority of votes or the rights to the majority of returns or losses, the executive committee and board of directors of the joint venture are comprised of one representative from each initial partner with equal voting rights and the risk of loss to the Company and subsidiary is limited to its investment in Axis and the loans, related accrued interest and related accrued unused line fees due to the Company under the Axis Credit Agreement. The Company also considered the factors that most significantly impact Axis’ economic performance and determined that ARI does not have the power to individually direct the majority of those activities
See Note 17 for information regarding financial transactions among the Company, ARI Component and Axis.
Summary financial results for Axis, the investee company, are as follows:

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Financial Results
Sales	$7,935	$2,706

Gross profit (loss)	(2,510)	(2,437)

Operating loss	(2,732)	(2,620)

Net loss	$(4,093)	$(3,836)

Axis has been operating for under two years and has operated at low levels due to weak demand for railcar axles. As a result, Axis has incurred losses since starting production in 2009. The new railcar axle market is directly related to the new railcar market and the weakness in the railcar market has caused axle volumes to remain low. The recent downturn is expected to improve consistent with industry forecasts, as reported by an independent third party analyst, and is considered temporary. As such, Axis has not performed a long-lived asset impairment analysis.
Axis’ volumes have steadily increased resulting in improved financial results. As of March 31, 2011, the investment in Axis was comprised entirely of ARI’s term loan, revolver, related accrued interest and related accrued unused line fees due from Axis. Based on the discussion above, this loan has been evaluated to currently be fully recoverable. The Company will continue to monitor Axis for impairment.
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
Summary financial results for Amtek Railcar, the investee company, are as follows:

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Financial Results
Sales	$—	$—

Gross profit	—	—

Loss before interest	(574)	(97)

Net loss	$(402)	$(116)

USRC
In February 2010, ARI, through its wholly-owned subsidiary, ARI DMU LLC, formed USRC, a joint venture with two other partners that the Company expected would design, manufacture and sell diesel multiple units (DMUs) to public transit authorities and communities upon order. DMUs are self-propelled passenger railcars in both single- and bi-level configurations. During the fourth quarter of 2010, ARI dissolved USRC due to market conditions. The Company made equity contributions totaling $0.3 million throughout 2010 and those contributions were fully offset by losses.

Note 9 — Warranties
The Company’s standard warranty is up to one year for parts and services and five years for new railcars. Factors affecting the Company’s warranty liability include the number of units sold, historical and anticipated rates of claims and historical and anticipated costs per claim. Fluctuations in the Company’s warranty provision and experience of warranty claims are the result of variations in these factors. The Company assesses the adequacy of its warranty liability based on changes in these factors.
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Liability, beginning of period	$1,151	$1,094
Provision for warranties issued during the year, net of adjustments	219	264
Provision for warranties issued during the previous years, net of adjustments	118	(51)
Warranty claims	(191)	(246)

Liability, end of period	$1,297	$1,061

Note 10 — Long-term Debt
In February 2007, the Company issued $275.0 million unsecured senior fixed rate notes that were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was approximately $277.2 million at March 31, 2011, based on the closing market price as of that date, which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 4.
The Notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of March 31, 2011, based on the Company’s fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including the Company’s ability to incur additional debt, have become further restricted. The Company was in compliance with all of its covenants under the Notes as of March 31, 2011.
As of March 1, 2011, the Company may redeem the Notes in whole or in part at a redemption price equal to 103.75% of the principal amount of the Notes plus accrued and unpaid interest. The redemption price declines annually until it is reduced to 100.0% of the principal amount of the Notes plus accrued and unpaid interest from and after March 1, 2013. The Notes are due in full plus accrued unpaid interest on March 1, 2014.
Note 11 — Income Taxes
For Federal purposes, the Company’s tax years 2007 to 2010 remain open to examination. For state purposes, the Company’s tax years 2006 to 2010 remain open to examination by various taxing jurisdictions with the latest statute of limitations expiring in 2013. The Company’s foreign tax returns for years 2007 to 2010 remain open to examination.
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

The Company also provides postretirement healthcare benefits for certain of its retired employees and life insurance benefits for certain of its union employees. Employees may become eligible for healthcare benefits and union employees may become eligible for life insurance benefits, only if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. During 2009, postretirement healthcare premium rates for retirees were increased. This change resulted in a decrease to the postretirement benefit liability of $2.8 million that was recorded to accumulated other comprehensive income as of December 31, 2009. This adjustment is being recognized over the remaining weighted-average service period of active plan participants.
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Service cost	$79	$67
Interest cost	254	256
Expected return on plan assets	(249)	(221)
Amortization of unrecognized net loss	94	86
Amortization of unrecognized prior service cost	2	2
Adjustment to benefits	—	14

Net periodic benefit cost recognized	$180	$204

	Postretirement
	Benefits
	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Service cost	$—	$1
Interest cost	1	1
Recognition of prior service credit	(98)	(98)
Recognition of gain	(22)	(25)

Net periodic income recognized	$(119)	$(121)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Pension	$180	$204
Postretirement	(119)	(121)

Total net periodic benefit cost recognized for all plans	$61	$83

The Company also maintains qualified defined contribution plans, which provide benefits to ARI’s employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

Note 13 — Commitments and Contingencies
In connection with the Company’s investment in Ohio Castings, ARI has guaranteed a $2.0 million state loan that was provided for purchases of capital equipment, of which less than $0.1 million was outstanding as of March 31, 2011. The two other partners of Ohio Castings have made identical guarantees of this obligation. It is anticipated that Ohio Castings will continue to make principal and interest payments through equity contributions made by ARI and the other partners. The state loan is scheduled to be paid off in June 2011.
The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.9 million of principal and $4.2 million of accrued interest, both as of March 31, 2011. ARI Component’s share of the remaining commitment on these loans was $3.1 million as of March 31, 2011. See Note 8 for further information regarding this transaction and the terms of the underlying loan.
The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on the Company. Certain real property ARI acquired from ACF Industries LLC (ACF) in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of ARI’s board of directors and, through IELP, its principal beneficial stockholder. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
ARI is a party to collective bargaining agreements with labor unions at two repair facilities that expire beginning January 2013 through September 2013. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that expired during April 2011. A new collective bargaining agreement was entered into effective May 1, 2011 and will expire on April 30, 2014.
In March 2011, the Company entered into an agreement to purchase certain railcar parts during 2011 for current railcar orders with a minimum purchase commitment of $26.1 million.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.

Note 14 — Comprehensive Loss
The components of comprehensive loss, net of related tax, are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Net loss	$(5,329)	$(7,023)

Unrealized gain on available-for-sale securities	—	125
Income tax expense of unrealized gain on available-for-sale securities	—	(44)
Foreign currency translation adjustment	247	321

Comprehensive loss	$(5,082)	$(6,621)

Note 15 — Loss per Share
The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Three Months Ended
	March 31,
	2011	2010
Weighted average basic common shares outstanding	21,349,350	21,302,296
Dilutive effect of employee stock options	—	—	(1)

Weighted average diluted common shares outstanding	21,349,350	21,302,296

(1)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted loss per share for the three months ended March 31, 2010. These options were excluded as the exercise price exceeded the average market price and because ARI reported a net loss for the first quarter of 2010. Refer to Note 16 for further discussion of these stock options.
Note 16 — Stock Based Compensation
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
The following table presents the amounts for stock based compensation expense incurred by ARI and the corresponding line items on the condensed consolidated statement of operations that they are classified within:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)
Stock-based compensation expense:
Cost of revenue: manufacturing operations	$470	$162
Cost of revenue: railcar services	85	28
Selling, administrative and other	1,593	510

Total stock-based compensation expense	$2,148	$700

Stock options
Options to purchase 36,001 shares of the Company’s common stock were exercised during the three months ended March 31, 2011. The total intrinsic value of options exercised during the three months ended March 31, 2011, was less than $0.1 million. No stock options were exercised during the three months ended March 31, 2010. All stock options fully vested in January 2009 and expired in January 2011. As such, the Company did not recognize any compensation expense related to stock options during the three months ended March 31, 2011 and 2010.
The following is a summary of option activity under the 2005 Plan for January 1, 2011 through March 31, 2011:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2011	376,353	$21.00
Exercised	(36,001)	$21.00
Expired	(340,352)	$21.00

Outstanding and exercisable at the end of the period, March 31, 2011	—	$—	—	$—	$—

As of March 31, 2011, an aggregate of 855,476 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.
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

The following table provides an analysis of SARs granted in 2010, 2009, 2008 and 2007:

	2010 Grants	2009 Grant	2008 Grants	2007 Grant
Grant date	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# of SARs granted	236,750	306,100	274,400	275,300
# SARs outstanding at March 31, 2011	236,750	278,950	176,328	11,100
Weighted Avg Exercise price	$12.95	$6.71	$20.80	$29.49
Contractual term	7 years	7 years	7 years	7 years

March 31, 2011 SARs Black Scholes Valuation Components:
Stock volatility range	70.8% – 73.4%	73.0% – 76.9%	61.3% – 76.9%	63.4%
Expected life range	3.0 – 4.1 years	2.5 – 3.4 years	2.0 – 2.9 years	1.5 years
Risk free interest rate range	1.3% – 2.2%	0.8% – 1.3%	0.8% – 1.3%	0.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	2.0%	2.0%	2.0%	2.0%
The stock volatility rate was determined using the historical volatility rates of the Company’s common stock. The expected life ranges represent the use of the simplified method prescribed by the SEC, which uses the average of the vesting period and expiration period of each group of SARs that vest equally over a three or four-year period. The interest rates used were the government Treasury bill rate on the date of valuation. Dividend yield was based on the indefinite suspension of dividends by the Company. The forfeiture rate was based on a Company estimate of expected forfeitures over the contractual life of each grant of SARs for each period.
The Company recognized compensation expense of $2.1 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively, related to SARs granted under the 2005 Plan. Included in stock compensation expense was $0.1 million of expense related to SARs exercises during the three months ended March 31, 2011. No SARs were exercised during the three months ended March 31, 2010.

The following is a summary of SARs activity under the 2005 Plan for January 1, 2011 through March 31, 2011:

			Weighted
	Stock	Weighted	Average	Weighted	Aggregate
	Appreciation	Average	Remaining	Average	Intrinsic
	Rights	Exercise	Contractual	Fair Value	Value
	(SARs)	Price	Life	of SARs	($000)

Outstanding at the beginning of the period, January 1, 2011	711,353	$12.68
Cancelled / Forfeited	(1,050)
Exercised	(7,175)
Outstanding at the end of the period, March 31, 2011	703,128	$12.71	57 months	$15.91	$8,667	(1)

Exercisable at the end of the period, March 31, 2011	264,109	$12.76	55 months	$15.69	$3,259	(1)

(1)	Based on the closing market price of $24.96 for a share of the Company’s common stock on March 31, 2011, SARs granted in 2007 have no intrinsic value and the SARs granted in 2008, 2009 and 2010 have a total intrinsic value of $8.7 million, of which $3.3 million relates to SARs that are exercisable.
As of March 31, 2011, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $2.6 million and were expected to be recognized over a weighted average period of 23 months.
Note 17 — Related Party Transactions
Agreements with ACF
The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder (through Icahn Enterprises L.P. (IELP)) and chairman of the Company’s board of directors:
Manufacturing Services Agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In the three months ended March 31, 2011 and 2010, ARI purchased inventory of less than $0.1 million and $1.1 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
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
Railcar Servicing Agreement and Fleet Services Agreement
Effective as of January 1, 2008, the Company entered into a fleet services agreement with ARL. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. For the three months ended March 31, 2011 and 2010, revenues of $5.5 million and $2.8 million were recorded under this agreement, respectively. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers. This agreement was replaced by a new agreement, which was effective April 16, 2011. See Note 20 for further information regarding this new agreement.
Rent and Building Services Extension Agreement
Pursuant to a rent and building services extension agreement effective December 31, 2007, ARL subleased to ARI the headquarters space owned by the Company’s vice chairman of the board of directors. This agreement terminated on December 31, 2010 by mutual agreement. Total fees paid to ARL under this agreement were $0.2 million for the three months ended March 31, 2010. The fees paid to ARL are included in selling, administrative and other costs on the condensed consolidated statement of operations.
Railcar Orders
The Company from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. Revenue for railcars sold to ARL was $1.2 million and $12.5 million for the three months ended March 31, 2011 and 2010, respectively. Revenue for railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying condensed consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other large customers. ARL also has acted as an agent for the Company to source railcar leasing customers. In connection therewith, ARL has assigned orders to ARI for railcars to be manufactured and leased by ARI. The Company is currently negotiating the terms of its agency relationship with ARL. Any such agreement, including payments that ARI may agree to make to ARL for these services, will be on an arm’s length basis and subject to the approval of the Company’s audit committee.
Agreements with other related parties
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million, bearing interest at a rate of 4.0% with a maturity date of August 2009. Due to the temporary idling of the facility, Ohio Castings advised the partners that it was unable to pay the notes when due. The notes were renegotiated and are now due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Total amounts due from Ohio Castings under this note were $0.5 million at both March 31, 2011 and December 31, 2010. Accrued interest on this note as of March 31, 2011 and December 31, 2010, was less than $0.1 million. The other partners in the joint venture have made identical loans to Ohio Castings.
In connection with the Company’s investment in Ohio Castings, ARI has guaranteed a $2.0 million state loan that was provided for purchases of capital equipment, of which less than $0.1 million was outstanding as of March 31, 2011. The two other partners of Ohio Castings have made identical guarantees of this obligation. It is anticipated that Ohio Castings will continue to make principal and interest payments through equity contributions made by ARI and the other partners. The state loan is scheduled to be paid off in June 2011.

The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.9 million of principal and $4.2 million of accrued interest, both as of March 31, 2011. ARI Component’s share of the remaining commitment on these loans was $3.1 million as of March 31, 2011. See Note 8 for further information regarding this transaction and the terms of the underlying loan.
The Company purchases railcar parts from its joint ventures under long-term contracts. During the three months ended March 31, 2011 and 2010, the Company purchased $2.6 million and $1.3 million of railcar parts from its joint ventures, respectively.
During 2010, ARI provided Axis various administrative services for an annual fee of $0.3 million, payable in equal monthly installments. During 2011, ARI has and will continue to provide Axis the same services for an annual fee of $0.3 million, payable in equal monthly installments.
Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the board of directors and became a consultant to the Company. In exchange for these services, Mr. Unger received an annual consulting fee of $135,000 and an annual director fee of $65,000 that were both payable quarterly, in advance. The Company also agreed to provide Mr. Unger with an automobile related to his role as vice chairman. Mr. Unger’s consulting agreement terminated in accordance with its terms as of April 1, 2010. In his role as consultant, Mr. Unger reported to and served at the discretion of the Company’s Board. Mr. Unger continues in his role as vice chairman in connection with which he is provided an annual director fee of $65,000 and an automobile allowance.
The Company leases one of its parts manufacturing facilities from an entity owned by its vice chairman of the board of directors. Expenses paid for this facility were $0.1 million for both the three months ended March 31, 2011 and 2010, respectively. These costs are included in manufacturing operations cost of revenue.
On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by the vice chairman of the Company’s board of directors. The lease is for ARI’s headquarters location in St. Charles, Missouri. The term under this lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it used. The expense recorded for this facility was $0.1 million for the three months ended March 31, 2011. These fees are included in selling, administrative and other costs on the condensed consolidated statement of operations.
Financial information for transactions with related parties
As of March 31, 2011 and December 31, 2010, accounts receivable of $2.5 million and $5.0 million, respectively, were due from ACF, ARL, Ohio Castings and Axis.
As of March 31, 2011 and December 31, 2010, interest receivable of $0.2 million, respectively, was due from Ohio Castings and Axis.
As of March 31, 2011 and December 31, 2010, accounts payable of $0.9 million and $0.3 million, respectively, were due to ACF, ARL and Axis.
Cost of railcar manufacturing for the three months ended March 31, 2011 and 2010 included $2.2 million and $1.0 million, respectively, in railcar products produced by joint ventures.
Inventory at March 31, 2011, included purchases of $0.8 million from joint ventures. Inventory at December 31, 2010, included purchases of $0.4 million from joint ventures. At March 31, 2011 and December 31, 2010, all profit from related parties for inventory still on hand was eliminated.

Note 18 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended	Manufacturing	Railcar	Corporate &
March 31, 2011	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$68,696	$16,147	$—	$—	$84,843
Intersegment revenues	223	119	—	(342)	—

Cost of revenue — external customers	(66,581)	(13,318)	—	—	(79,899)
Cost of intersegment revenue	(146)	(123)	—	269	—

Gross profit (loss)	2,192	2,825	—	(73)	4,944
Selling, administrative and other	(1,386)	(476)	(5,020)	—	(6,882)

Earnings (loss) from operations	$806	$2,349	$(5,020)	$(73)	$(1,938)

For the Three Months Ended	Manufacturing	Railcar	Corporate &
March 31, 2010	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$35,635	$16,676	$—	$—	$52,311
Intersegment revenues	192	127		(319)	—

Cost of revenue — external customers	(37,387)	(13,968)	—	—	(51,355)
Cost of intersegment revenue	(150)	(111)	—	261	—

Gross profit (loss)	(1,710)	2,724	—	(58)	956
Selling, administrative and other	(1,434)	(566)	(4,087)	—	(6,087)

Earnings (loss) from operations	$(3,144)	$2,158	$(4,087)	$(58)	$(5,131)

	Manufacturing	Railcar	Corporate &
As of	Operations	Services	all other	Eliminations	Totals
	(in thousands)
March 31, 2011
Total assets	$282,578	$48,305	$318,109	$—	$648,992
December 31, 2010
Total assets	$281,779	$49,133	$323,455	$—	$654,367
Manufacturing operations
Manufacturing revenues from affiliates were 1.4% and 24.0% of total consolidated revenues for the three months ended March 31, 2011 and 2010, respectively.
Manufacturing revenues from the most significant customer totaled 17.3% and 30.6% of total consolidated revenues for the three months ended March 31, 2011 and 2010, respectively.
Manufacturing revenues from the two most significant customers were 32.4% of total consolidated revenues for the three months ended March 31, 2011. Manufacturing revenues from the two most significant customers (including an affiliated customer) were 54.6% of total consolidated revenues for the three months ended March 31, 2010.
Manufacturing receivables from the most significant customer were 14.5% of total consolidated accounts receivable including due from related parties at March 31, 2011. Manufacturing receivables from the most significant customer, an affiliate, were 12.0% of total consolidated accounts receivable including due from related parties at December 31, 2010. No other customer accounted for more than 10.0% of total consolidated accounts receivable as of March 31, 2011 and December 31, 2010.

Railcar services
Railcar services revenues from affiliates were 6.5% and 5.4% of total consolidated revenues for the three months ended March 31, 2011 and 2010, respectively.
No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the three months ended March 31, 2011 and 2010. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of March 31, 2011 and December 31, 2010.
Note 19 — Supplemental Cash Flow Information
ARI received interest income of $0.9 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.
ARI paid interest expense, net of capitalized interest, of $10.3 million for both the three months ended March 31, 2011 and 2010, respectively.
ARI received a net tax refund of less than $0.1 million and paid net taxes of less than $0.1 million for the three months ended March 31, 2011 and 2010, respectively.
Note 20 — Subsequent Events
On April 8, 2011, ARI advanced $0.3 million to Axis pursuant to ARI’s revolving loan commitments under the Axis Credit Agreement. The other initial joint venture partner made a similar advance to Axis.
During April 2011, the Company entered into an agreement to purchase certain railcar parts during 2011 for current railcar orders with a minimum purchase commitment of $15.1 million.
On April 15, 2011, ARI entered into an agreement with ARL to provide railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices (the Railcar Services Agreement). The Railcar Services Agreement is effective April 16, 2011 with a term of three years and will automatically renew for additional one year periods unless either party provides at least sixty days’ written prior notice of termination. There is no termination fee if the Company elects to terminate the agreement prior to the end of the term. The Railcar Services Agreement replaces the fleet services agreement previously in effect between ARI and ARL.
Effective May 1, 2011, ARI entered into a collective bargaining agreement for the workforce at a parts manufacturing facility. This agreement replaced an agreement that expired on April 30, 2011. The new agreement will expire on April 30, 2014.

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
Risks and uncertainties that could adversely affect our business and prospects include without limitation:
•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	the impact of the recent economic downturn, adverse market conditions and restricted credit markets and the impact of the continuation of these conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business;

•	anticipated trends relating to our shipments, revenues, financial condition or results of operations;

•	our ability to manage overhead and variations in production rates;

•	the highly competitive nature of the railcar manufacturing industry;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	the risks associated with potential joint ventures, acquisitions or new business endeavors;

•	the risks associated with international operations and joint ventures;

•	the risk of the lack of acceptance of new railcar offerings by our customers and the risk of initial production costs for our new railcar offerings being significantly higher than expected;

•	the risk of the lack of customers entering into new railcar leases;

•	the sufficiency of our liquidity and capital resources;

•	the conversion of our railcar backlog into revenues;

•	compliance with covenants contained in our unsecured senior notes;

•	the impact and anticipated benefits of any acquisitions we may complete;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn (the chairman of our board of directors and, through Icahn Enterprises L.P. (IELP), our principal beneficial stockholder) and certain of his affiliates.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in our Annual Report on Form 10-K filed on March 1, 2011 (the Annual Report) and in Part II — Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in the Annual Report and in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.
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
The North American railcar market has been, and we expect it to continue to be, highly cyclical. The recent economic downturn had a negative effect on the railcar manufacturing market in which we compete, resulting in increased competition and significant pricing pressures in the past couple of years.
We have seen improvement in the railcar manufacturing market with an increase in our backlog from approximately 1,050 railcars at December 31, 2010 to approximately 5,630 railcars at March 31, 2011, including 280 railcars that we will lease. In response to increased customer demand, we are increasing production rates at our railcar manufacturing facilities.
Railcar loadings have continued to increase and the number of railcars in storage has continued to decrease, as reported by an independent third party industry analyst. We believe that these improvements, which may or may not continue, indicate that the railcar market has begun and may continue to improve. During the first quarter of 2011, our railcar shipments and manufacturing revenues increased as compared to the same period in the prior year and the gross profit margin at both of our segments increased. Based in part on these factors, we currently expect our railcar shipments to increase in 2011, as compared to 2010. We cannot assure you that the railcar market will continue to improve or that our railcar orders and shipments will increase.
Our railcar services segment continued to report strong results due to strong volumes and railcar repair projects completed at our railcar manufacturing facilities.

RESULTS OF OPERATIONS
Three Months ended March 31, 2011 compared to Three Months ended March 31, 2010
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	March 31,
	2011	2010
Revenues:
Manufacturing Operations	81.0%	68.1%
Railcar services	19.0%	31.9%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing operations	(78.5%)	(71.5%)
Cost of railcar services	(15.7%)	(26.7%)

Total cost of revenues	(94.2%)	(98.2%)
Gross profit	5.8%	1.8%
Selling, administrative and other	(8.1%)	(11.6%)

Loss from operations	(2.3%)	(9.8%)
Interest income	1.1%	1.4%
Interest expense	(6.3%)	(10.1%)
Other income	0.0%	0.1%
Loss from joint venture	(2.6%)	(3.4%)

Loss before income tax expense	(10.1%)	(21.8%)
Income tax benefit	3.8%	8.4%

Net loss	(6.3%)	(13.4%)

Revenues
Our revenues for the three months ended March 31, 2011 increased 62.2% to $84.8 million from $52.3 million in the three months ended March 31, 2010. This increase was primarily due to increased revenues from our manufacturing operations, partially offset by decreased revenues from our railcar services segment.
Our manufacturing operations revenues for the three months ended March 31, 2011 increased 92.8% to $68.7 million from $35.6 million for the three months ended March 31, 2010. The primary reason for the increase in revenues was the increase in our railcar shipments. During the three months ended March 31, 2011, we shipped approximately 670 railcars compared to approximately 340 railcars in the same period of 2010.
For the three months ended March 31, 2011, our manufacturing operations included $1.2 million, or 1.4%, of our total consolidated revenues, from transactions with American Railcar Leasing LLC (ARL), compared to $12.6 million, or 24.0% of our total consolidated revenues from transactions with ARL, for the three months ended March 31, 2010. ARL is an affiliated company controlled by Mr. Carl Icahn.
Our railcar services revenues in the three months ended March 31, 2011 decreased slightly to $16.1 million compared to $16.7 million for the three months ended March 31, 2010. The decrease was primarily attributable to lower railcar repair revenues at our railcar manufacturing facilities. For the first quarter of 2011, our railcar services revenues included $5.5 million, or 6.5% of our total consolidated revenues, from transactions with ARL, compared to $2.8 million, or 5.4% of our total consolidated revenues, in the first quarter of 2010.
Gross Profit
Our gross profit increased to $4.9 million in the three months ended March 31, 2011 from $1.0 million in the three months ended March 31, 2010. Our gross profit margin increased to 5.8% in the first quarter of 2011 from 1.8% in the first quarter of 2010, driven primarily by an increase in our gross profit margins from our manufacturing operations.

Gross profit from our manufacturing operations increased $3.9 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due primarily to a significant increase in our railcar shipments. Gross profit margin, for our manufacturing operations, increased to a profit of 3.1% for the three months ended March 31, 2011 compared to a loss of 4.9% for the three months ended March 31, 2010. This increase is primarily attributable to increased shipments.
Gross profit for our railcar services operations increased $0.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to efficiencies from maintaining strong volumes and a good mix of work. Gross profit margin for our railcar services operations increased to 17.5% in the three months ended March 31, 2011 from 16.2% in the three months ended March 31, 2010. The increase is primarily attributable to efficiencies created by strong volumes along with repair projects performed at our railcar manufacturing facilities.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses increased to $6.9 million for the first quarter of 2011, compared to $6.1 million for the first quarter of 2010. The increase of $0.8 million was primarily attributable to an increase of $1.1 million in stock based compensation, as described below, partially offset by a decrease in incentive compensation.
Stock based compensation increased due to the increase in our stock price in the first quarter of 2011 as compared to the same period in 2010 and the SARs granted during 2010. In the first quarter of 2011, we recognized expense related to stock based compensation of $1.6 million, attributable to stock appreciation rights (SARs), as compared to $0.5 million for the three months ended March 31, 2010.
Interest Expense and Income
Net interest expense for the three months ended March 31, 2011 was $4.4 million, representing $5.3 million of interest expense and $0.9 million of interest income, compared to $4.6 million of net interest expense for the three months ended March 31, 2010, representing $5.3 million of interest expense and $0.7 million of interest income. Interest expense was consistent and interest income increased due to an increase in return on investments and loans.
Other Income
Other income of less than $0.1 million recognized in the first quarter of 2011 related to the unused line fee earned on the revolving loan with Axis. Other income of $0.1 million recognized in the first quarter of 2010 related to realized gains on the sale of a portion of our investment in The Greenbrier Companies, Inc. common stock.
Loss from Joint Ventures
Our joint venture losses increased $0.4 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This was primarily attributable to our share of Axis LLC’s losses, which increased by $0.1 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, and our share of Amtek Railcar Industries Private Limited’s losses of $0.3 million for the three months ended March 31, 2011 as compared to none for the three months ended March 31, 2010. Our share of joint venture losses from Ohio Castings Company, LLC remained consistent for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
Income Taxes Benefit
Our income tax benefit for the three months ended March 31, 2011 was $3.3 million or 38.0% of our losses before income taxes, as compared to $4.4 million for the three months ended March 31, 2010, or 38.5% of our losses before income taxes.

BACKLOG
We define backlog as the number and value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of March 31, 2011, our total backlog was approximately 5,630 railcars, of which approximately 5,350 railcars with an estimated value of $417.0 million were to be sold and approximately 280 railcars with an estimated market value of $18.3 million are orders for railcars that will be subject to lease. As of December 31, 2010, our total backlog was approximately 1,050 railcars with an estimated value of $87.6 million, all of which were to be sold.
Railcars for Sale. We estimate that, as of March 31, 2011, approximately 64% of the total number of railcars in our backlog will be sold by the end of 2011, with the remainder in 2012. Estimated backlog value for railcars to be sold reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. We cannot guarantee that the actual revenue from these orders will equal our reported sales backlog value estimates or that our future revenue efforts will be successful.
Railcars for Lease. We estimate that, as of March 31, 2011, approximately 5% of the total number of railcars in our backlog will be leased by the end of 2011, with the remainder in 2012. The estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized over the life of the lease and are not based on the estimated backlog value. We have firm orders to manufacture the railcars in our backlog at March 31, 2011 that will be subject to lease.
Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay railcars in our backlog from being shipped. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all.
The reported backlog includes railcars relating to purchase or lease obligations based upon an assumed product mix. Changes in product mix from what is assumed would affect the estimated value of our backlog and the total estimated revenues attributable to backlog. Estimated backlog value reflects known adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in certain customer contracts.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the three months ended March 31, 2011 and for the foreseeable future is cash on hand from the unsecured senior notes we sold in February 2007, partially offset by capital expenditures and investments in and loans to our joint ventures. As of March 31, 2011, we had working capital of $360.8 million, including $314.2 million of cash and cash equivalents.
In February 2007, we issued $275.0 million of unsecured senior notes that are due in 2014 (Notes). The offering resulted in net proceeds to us of $270.7 million. The terms of the Notes contain restrictive covenants that limit our ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of March 31, 2011, based on our fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including our ability to incur additional debt, have become further restricted. We were in compliance with all of our covenants under the Notes as of March 31, 2011.
During the first quarter of 2011, we did not make any contributions to our joint ventures. We anticipate making capital contributions and loans to our joint ventures in 2011.
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

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31:

2011
(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,927)
Investing activities	(1,368)
Financing activities	756
Effect of exchange rate changes on cash and cash equivalents	6

Decrease in cash and cash equivalents	$(4,533)

Net Cash Used In Operating Activities
Our net cash used in operating activities for the three months ended March 31, 2011 was $3.9 million. Our net loss of $5.3 million was impacted by non-cash items, including but not limited to, depreciation expense of $5.8 million, joint venture losses of $2.2 million, stock based compensation of $2.1 million, deferred income tax benefit of $3.2 million and other smaller adjustments. Cash provided by operating activities attributable to changes in our current assets and current liabilities included a decrease in total accounts receivable, including accounts receivable from related parties, of $3.9 million and an increase in total accounts payable, including accounts payable to related parties, of $3.8 million. Cash used in operating activities attributable to changes in our current assets and liabilities included an increase in inventory of $9.0 million, an increase in prepaid expenses and other current assets of $1.1 million and a decrease in accrued expenses and taxes of $2.9 million.
The decrease in total accounts receivable, including from related parties, was primarily due to the timing of customer payments. The increase in total accounts payable, included accounts payable to related parties, and was related to increased inventory purchases. The increase in inventory was primarily attributable to railcars awaiting shipment at March 31, 2011. The increase in prepaid expenses and other current assets was primarily attributable to the payment of annual corporate insurance policies during the first quarter of 2011. Accrued expenses and taxes decreased primarily due to an interest payment made on our Notes during the quarter.
Net Cash Used In Investing Activities
Net cash used in investing activities was $1.4 million for the three months ended March 31, 2011, including $0.7 million of capital expenditures for the purchase of property, plant and equipment and $0.6 million of interest on Axis’ term loans that was added to the principal balance.
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
Capital expenditures for the three months ended March 31, 2011 were $0.7 million and our current capital expenditure plans for 2011 include projects that maintain equipment, improve efficiencies and reduce costs. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.

Contingencies and Contractual Obligations
Refer to the updated status of contingencies in Note 13 to the condensed consolidated financial statements. Except as discussed below, our contingencies and contractual obligations did not materially change from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In March 2011, the Company entered into an agreement to purchase certain railcar parts during 2011 for current railcar orders with a minimum purchase commitment of $26.1 million. During April 2011, the Company entered into an agreement to purchase certain railcar parts during 2011 for current railcar orders with a minimum purchase commitment of $15.1 million.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
There have been no material changes to the critical accounting policies or estimates during the three months ended March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
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
There have been no material changes with respect to risk factors as previously disclosed in our 2010 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report.

ITEM 5.	OTHER INFORMATION
The Axis Credit Agreement was amended on March 31, 2011. Under the amendment, our and the other lending party’s commitment to make term loans was extended to December 31, 2011 from December 31, 2010 and the date when the first payment on the term loans become due and payable was extended to March 31, 2012. Thereafter payments are due each fiscal quarter in equal installments, with the last payment due on December 31, 2016. Furthermore, the credit agreement was amended to extend the period during which Axis can satisfy the term loan interest by increasing the principal balance to September 30, 2011. The first interest payment is due and payable October 31, 2011.

This description of the amendment to the credit agreement is a summary only and is qualified in its entirety by the Fifth Amendment to the Axis Credit Agreement, a copy of which is attached hereto as Exhibit 10.64 and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit
No.	Description of Exhibit

10.64	Fifth Amendment to the Axis Credit Agreement dated as of March 31, 2011.

10.65	Railcar Services Agreement dates as of April 15, 2011 between American Railcar Industries, Inc. and American Railcar Leasing LLC. *

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.
Date: May 3, 2011	By:	/s/ James Cowan
James Cowan, President and Chief Executive Officer

	By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.64	Fifth Amendment to the Axis Credit Agreement dated as of March 31, 2011.

10.65	Railcar Services Agreement dates as of April 15, 2011 between American Railcar Industries, Inc. and American Railcar Leasing LLC. *

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.