Form 10-Q
period 2011-06-30
American Railcar Industries, Inc.
filed 2011-08-02
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on August 7, 2011 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$301,051	$318,758
Accounts receivable, net	40,762	21,002
Accounts receivable, due from related parties	2,640	4,981
Income taxes receivable	14,878	14,939
Inventories, net	70,161	50,033
Deferred tax assets	2,655	3,029
Prepaid expenses and other current assets	3,436	2,654

Total current assets	435,583	415,396

Property, plant and equipment, net	171,478	181,255
Deferred debt issuance costs	1,643	1,951
Interest receivable, due from related parties	274	187
Goodwill	7,169	7,169
Investments in and loans to joint ventures	45,353	48,169
Other assets	862	240

Total assets	$662,362	$654,367

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,032	$29,334
Accounts payable, due to related parties	92	275
Accrued expenses and taxes	9,535	5,095
Accrued compensation	12,761	11,054
Accrued interest expense	6,875	6,875

Total current liabilities	69,295	52,633

Senior unsecured notes	275,000	275,000
Deferred tax liability	4,735	7,938
Pension and post-retirement liabilities	6,263	6,707
Other liabilities	3,206	4,313

Total liabilities	358,499	346,591

Commitments and contingencies

Stockholders’ equity:

Common stock, $.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding at June 30, 2011 and 21,316,296 shares issued and outstanding at December 31, 2010	214	213
Additional paid-in capital	239,608	238,947
Retained earnings	62,449	67,209
Accumulated other comprehensive income	1,592	1,407

Total stockholders’ equity	303,863	307,776

Total liabilities and stockholders’ equity	$662,362	$654,367

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	June 30,
	2011	2010

Revenues:
Manufacturing operations (including no revenues from affiliates for the three months ended June 30, 2011 and $33,552 for the three months ended June 30, 2010)	$94,597	$43,223

Railcar services (including revenues from affiliates of $6,596 and $3,179 for the three months ended June 30, 2011 and 2010, respectively)	17,316	17,942

Total revenues	111,913	61,165

Cost of revenue:
Manufacturing operations	(86,100)	(44,890)
Railcar services	(12,557)	(13,705)

Total cost of revenue	(98,657)	(58,595)
Gross profit	13,256	2,570

Selling, administrative and other (including costs to a related party of $145 and $154 for the three months ended June 30, 2011 and 2010, respectively)	(5,062)	(5,606)

Earnings (loss) from operations	8,194	(3,036)

Interest income (including income from related parties of $705 and $614 for the three months ended June 30, 2011 and 2010, respectively)	944	769
Interest expense	(5,330)	(5,319)
Other income (including income from a related party of $3 and $4 for the three months ended June 30, 2011 and 2010, respectively)	15	292
Loss from joint ventures	(2,829)	(2,271)

Earnings (loss) before income taxes	994	(9,565)
Income tax (expense) benefit	(425)	3,683

Net earnings (loss)	$569	$(5,882)

Net earnings (loss) per common share — basic and diluted	$0.03	$(0.28)
Weighted average common shares outstanding — basic and diluted	21,352	21,302

Dividends declared per common share	$—	$—
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

Revenues:
Manufacturing operations (including revenues from affiliates of $1,221 and $46,127 for the six months ended June 30, 2011 and 2010, respectively)	$163,293	$78,858

Railcar services (including revenues from affiliates of $12,133 and $6,020 for the six months ended June 30, 2011 and 2010, respectively)	33,463	34,618

Total revenues	196,756	113,476

Cost of revenue:
Manufacturing operations	(152,681)	(82,277)
Railcar services	(25,875)	(27,673)

Total cost of revenue	(178,556)	(109,950)
Gross profit	18,200	3,526

Selling, administrative and other (including costs to a related party of $291 and $308 for the six months ended June 30, 2011 and 2010, respectively)	(11,944)	(11,693)

Earnings (loss) from operations	6,256	(8,167)

Interest income (including income from related parties of $1,384 and $1,221 for the six months ended June 30, 2011 and 2010, respectively)	1,860	1,499
Interest expense	(10,665)	(10,640)
Other income (including income from a related party of $7 and $8 for the six months ended June 30, 2011 and 2010, respectively)	19	377
Loss from joint ventures	(5,071)	(4,053)

Loss before income taxes	(7,601)	(20,984)
Income tax benefit	2,841	8,079

Net loss	$(4,760)	$(12,905)

Net loss per common share — basic and diluted	$(0.22)	$(0.61)
Weighted average common shares outstanding — basic and diluted	21,351	21,302

Dividends declared per common share	$—	$—
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

Operating activities:
Net loss	$(4,760)	$(12,905)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	11,454	11,901
Amortization of deferred costs	349	349
Loss on disposal of property, plant and equipment	66	28
Stock based compensation	1,959	821
Change in interest receivable, due from related parties	(87)	(1,221)
Change in investments in joint ventures as a result of loss	5,071	4,053
Realized gain on short-term investments — available-for-sale securities	—	(379)
Deferred income tax benefit	(2,831)	(8,243)
(Provision) recovery for doubtful accounts receivable	(22)	6
Changes in operating assets and liabilities:
Accounts receivable, net	(19,722)	(2,711)
Accounts receivable, due from related parties	2,348	(13,232)
Income taxes receivable	(12)	1,661
Inventories, net	(20,098)	(1,598)
Prepaid expenses and other current assets	(781)	440
Accounts payable	10,690	4,458
Accounts payable, due to related parties	(183)	(229)
Accrued expenses and taxes	3,073	729
Other	(1,249)	(782)

Net cash used in operating activities	(14,735)	(16,854)
Investing activities:
Purchases of property, plant and equipment	(1,561)	(3,727)
Proceeds from the sale of property, plant and equipment	117	104
Proceeds from the sale of short-term investments — available-for-sale securities	—	4,180
Investments in and loans to joint ventures	(2,296)	(10,680)

Net cash used in investing activities	(3,740)	(10,123)
Financing activities:
Proceeds from stock option exercises	756	—

Net cash provided by financing activities	756	—

Effect of exchange rate changes on cash and cash equivalents	12	(6)

Decrease in cash and cash equivalents	(17,707)	(26,983)
Cash and cash equivalents at beginning of period	318,758	347,290

Cash and cash equivalents at end of period	$301,051	$320,307

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
The condensed consolidated financial statements of the Company include the accounts of ARI and its direct and indirect wholly-owned subsidiaries; Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), American Railcar Mauritius I (ARM I), American Railcar Mauritius II (ARM II) and ARI Longtrain, Inc. (Longtrain). From time to time, the Company makes investments through Longtrain. For further information on the Company’s other wholly-owned subsidiaries, refer to Note 8. All intercompany transactions and balances have been eliminated.
The Company’s operations are located in the United States and Canada. The Company operates a railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 1.4% and 2.4% of total consolidated revenues for the three months ended June 30, 2011 and 2010, respectively. Canadian revenues were 1.6% and 2.4% of total consolidated revenues for the six months ended June 30, 2011 and 2010, respectively. Canadian assets were 1.9% and 1.7% of total consolidated assets as of June 30, 2011 and December 31, 2010, respectively. In addition, the Company’s subsidiaries ARM I and ARM II are located in Mauritius, through which the Company holds a 50% interest in an Indian joint venture. Refer to Note 8 for further information. Assets held by ARM I and ARM II were 1.4% and 1.5% of total consolidated assets as of June 30, 2011 and December 31, 2010, respectively.
Note 2 — Summary of Accounting Policies
Reclassifications
Certain reclassifications of prior year presentations that are of a normal recurring nature have been made to conform to the 2011 presentation.
Note 3 — Short-term Investments — Available-for-Sale Securities
During January 2008, Longtrain purchased approximately 1.5 million shares of common stock in the open market for $27.9 million. Subsequently, Longtrain sold a majority of the shares it owned. This investment was classified as a short-term investment available-for-sale security as the Company did not intend on holding the investment long-term.
During the first quarter of 2010, approximately 0.2 million shares of common stock were sold for proceeds of $1.8 million and a realized gain of $0.1 million. During the second quarter of 2010, the remaining approximately 0.2 million shares of common stock were sold for proceeds of $2.3 million and a realized gain of $0.3 million. The cost basis of the shares sold was determined through specific identification.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, financial assets’ and/or liabilities’ level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. ARI’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial assets and/or liabilities.
The Company had no financial assets or liabilities that were accounted for at fair value as of June 30, 2011 and December 31, 2010.

Note 5 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$43,052	$30,676
Work-in-process	21,459	14,270
Finished products	7,793	7,183

Total inventories	72,304	52,129
Less reserves	(2,143)	(2,096)

Total inventories, net	$70,161	$50,033

Note 6 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment.

	June 30,	December 31,
	2011	2010
	(in thousands)
Property, plant and equipment
Buildings	$149,757	$149,021
Machinery and equipment	177,497	177,217

	327,254	326,238
Less accumulated depreciation	(159,759)	(149,304)

Net property, plant and equipment	167,495	176,934
Land	3,335	3,335
Construction in process	648	986

Total property, plant and equipment	$171,478	$181,255

Depreciation expense
Depreciation expense for the three months ended June 30, 2011 and 2010 was $5.7 million and $6.0 million, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $11.5 million and $11.9 million, respectively.
Capitalized interest
In conjunction with the interest costs incurred related to the Unsecured Senior Fixed Rate Notes offering described in Note 10, the Company has been recording capitalized interest on certain property, plant and equipment capital projects. ARI also capitalized interest related to the investment in Axis during its developmental stage. The amount of interest capitalized for both the three months ended June 30, 2011 and 2010 was less than $0.1 million. The amount of interest capitalized for both the six months ended June 30, 2011 and 2010 was less than $0.1 million.
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
The Company performs an annual goodwill impairment test as of March 1 of each year utilizing the market and income approaches and significant assumptions are discussed below:
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
Significant estimates and assumptions used in the evaluation were forecasted revenues and profits, the weighted average cost of capital and tax rates. Forecasted revenues of reporting unit were estimated based on historical trends of the ARI plants that the reporting unit supplies parts to, which are driven by the railcar market forecast. Forecasted margins were based on historical experience. The reporting unit does not have a selling, administrative or executive staff; therefore, an estimate of salaries and benefits for key employees was added to selling, administrative and other costs. The weighted average cost of capital was calculated using ARI’s estimated cost of equity and debt.
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
The March 1, 2011 evaluation equally weighted the values derived from each approach to arrive at the fair value of the reporting unit. The reporting unit with a goodwill balance passed “Step 1” of the March 1, 2011 goodwill impairment analysis. All “Step 1” results had fair values in excess of carrying values by at least 60%, resulting in no impairment of goodwill.
Note 8 — Investments in and Loans to Joint Ventures
As of June 30, 2011, the Company was party to three joint ventures: Ohio Castings LLC (Ohio Castings), Axis LLC (Axis) and Amtek Railcar Industries Private Limited (Amtek Railcar). Through its wholly-owned subsidiary, Castings, the Company has a one-third ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles, for use or sale by the ownership group. The Company has a wholly-owned subsidiary, ARM I that wholly-owns ARM II. Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar, a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture.

The Company accounts for these joint ventures using the equity method. Under this method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts.
The carrying amount of investments in and loans to joint ventures are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$4,953	$5,232
Axis	31,447	33,436
Amtek Railcar	8,953	9,501

Total investments in and loans to joint ventures	$45,353	$48,169

The maximum exposure to loss as a result of investments in and loans to joint ventures are as follows:

June 30,
2011
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$4,459
Note and accrued interest receivable [1]	540

Total Ohio Castings exposure	4,999
Axis
Investment	—
Loans, accrued interest receivable and accrued unused line fee [1]	37,148

Total Axis exposure	37,148

Amtek Railcar exposure	8,953

Total exposure to loss due to joint ventures	$51,100

[1]
Accrued interest receivable is included in interest receivable, due from related parties and accrued unused line fee is included in accounts receivable, due from related parties, not investments in and loans to joint ventures on the condensed consolidated balance sheet.

Ohio Castings
In June 2009, Ohio Castings temporarily idled its manufacturing facility due to the decline in the railcar industry. Due to the facility remaining temporarily idle, as of August 31, 2010, Ohio Castings performed an analysis of its long-lived assets and concluded that no impairment existed. ARI updated its evaluation of its investment in Ohio Castings and determined that the decrease in value was temporary and there was no impairment as of September 30, 2010.
Ohio Castings first reported a loss in the first quarter of 2009 and continued to report losses due to its temporarily idled state. ARI obtained Ohio Castings’ long-lived asset impairment analysis and reviewed it for reasonableness. The assumptions used in the impairment analysis are consistent with the market data reported by an independent third party analyst and historical financial results. The decline in earnings capacity is consistent with industry forecasts, as reported by an independent third party analyst, and is considered temporary. The Company and Ohio Castings will continue to monitor for impairment. During the second quarter of 2011, ARI and the other joint venture partners agreed to restart production at Ohio Castings and expect to begin shipping product in the third quarter of 2011.

Ohio Castings has notes payable to ARI and the other two partners, with a current balance of $0.5 million, each, that are due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Accrued interest for this note as of June 30, 2011 and December 31, 2010 was less than $0.1 million. Ohio Castings and the joint venture partners are discussing possible renegotiation of these terms.
In the second quarter of 2011, ARI made a capital contribution of $0.7 million to Ohio Castings to fund the restart of production. The other two partners made matching contributions. In 2010, ARI made capital contributions to Ohio Castings totaling $0.6 million to fund expenses including debt payments during the temporary plant idling. The other two partners made matching contributions.
The Company, along with the other members of Ohio Castings, guaranteed a state loan issued to Ohio Castings by the state of Ohio. The state loan was paid off in June 2011 and ARI was released from its guarantee. The value of the guarantee was less than $0.1 million at December 31, 2010. During 2010, Ohio Castings paid off the state bonds that were guaranteed by ARI and the other joint venture partners. In conjunction with Ohio Castings paying off the state bonds, ARI was released from its guarantee.
The Company accounts for its investment in Ohio Castings using the equity method. The Company has determined that, although the joint venture is a variable interest entity (VIE), this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Ohio Castings that most significantly impact its economic performance. The significant factors in this determination were that neither the Company nor Castings, has rights to the majority of returns, losses or votes, all major and strategic decisions are decided between the partners, and the risk of loss to Castings and the Company is limited to the Company’s investment through Castings, the note and related accrued interest due to ARI.
See Note 17 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary financial results for Ohio Castings, the investee company are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Results of operations
Sales	$—	$—	$32	$—

Gross profit (loss)	—	(497)	—	(758)

Loss before interest	(2,336)	(704)	(2,926)	(1,211)

Net loss	$(2,334)	$(729)	$(2,939)	$(1,267)

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

During 2010, the executive committee of Axis issued a capital call. The minority partner(s) elected not to participate in the capital call and ARI and the other initial partner equally contributed the necessary capital, which amounted to $0.5 million each for 2010. The capital contributions were utilized for working capital. The partners’ ownership percentages have been adjusted accordingly. As of June 30, 2011, ARI’s ownership interest was 41.9%.
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
ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2012. The other initial joint venture partner has also indicated its intent to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2012.
The balance outstanding on these loans, due to ARI Component, was $32.2 million in principal and $4.9 million of accrued interest as of June 30, 2011 and $31.9 million in principal and $3.6 million of accrued interest as of December 31, 2010. ARI Component is responsible for funding 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $2.8 million as of June 30, 2011.
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

See Note 17 for information regarding financial transactions among the Company, ARI Component and Axis.
Summary financial results for Axis, the investee company, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Financial Results
Sales	$9,885	$3,462	$17,820	$6,168

Gross profit (loss)	(2,712)	(2,965)	$(5,222)	$(5,402)

Operating loss	(2,949)	(3,129)	(5,681)	(5,749)

Net loss	$(4,359)	$(4,359)	$(8,452)	$(8,195)

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
As of June 30, 2011, the investment in Axis was comprised entirely of ARI’s term loan, revolver, related accrued interest and related accrued unused line fees due from Axis. Based on the discussion above, this loan has been evaluated to currently be fully recoverable. The Company will continue to monitor Axis for impairment.
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
Summary financial results for Amtek Railcar, the investee company, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Financial Results
Sales	$—	$—	$—	$—

Gross profit	—	—	—	—

Loss before interest	(617)	(142)	(1,191)	(142)

Net loss	$(448)	$(142)	$(850)	$(142)

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
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Liability, beginning of period	$1,297	$1,061	$1,151	$1,094
Provision for warranties issued during the year, net of adjustments	259	191	478	455
Provision for warranties issued during the previous years, net of adjustments	(119)	(25)	(1)	(76)
Warranty claims	(277)	(167)	(468)	(413)

Liability, end of period	$1,160	$1,060	$1,160	$1,060

Note 10 — Long-term Debt
In February 2007, the Company issued $275.0 million unsecured senior fixed rate notes that were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was approximately $282.2 million at June 30, 2011, based on the closing market price as of that date, which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 4.
The Notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of June 30, 2011, based on the Company’s fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including the Company’s ability to incur additional debt, have become further restricted. The Company was in compliance with all of its covenants under the Notes as of June 30, 2011.
Since March 1, 2011, the Company has been able to redeem the Notes in whole or in part at a redemption price equal to 103.75% of the principal amount of the Notes plus accrued and unpaid interest. The redemption price declines annually until it is reduced to 100.0% of the principal amount of the Notes plus accrued and unpaid interest beginning on March 1, 2013. The Notes are due in full plus accrued unpaid interest on March 1, 2014.

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
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Service cost	$79	$67	$158	$134
Interest cost	254	256	508	512
Expected loss on plan assets	(249)	(221)	(499)	(442)
Amortization of unrecognized net loss	94	86	189	172
Amortization of unrecognized prior service cost	2	2	4	4
Adjustment to benefits	—	14	—	28

Net periodic benefit cost recognized	$180	$204	$360	$408

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Service cost	$—	$—	$1	$1
Interest cost	1	2	2	3
Amortization of prior service credit	(98)	(98)	(196)	(196)
Amortization of gain	(22)	(25)	(45)	(50)

Net periodic income recognized	$(119)	$(121)	$(238)	$(242)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Pension	$180	$204	$360	$408
Postretirement	(119)	(121)	(238)	(242)

Total net periodic benefit cost recognized for all plans	$61	$83	$122	$166

The Company also maintains qualified defined contribution plans, which provide benefits to ARI’s employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million for both the three months ended June 30, 2011 and 2010. Expenses related to these plans were $0.3 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.
Note 13 — Commitments and Contingencies
The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $32.2 million of principal and $4.9 million of accrued interest, both as of June 30, 2011. ARI Component’s share of the remaining commitment on these loans was $2.8 million as of June 30, 2011. See Note 8 for further information regarding this transaction and the terms of the underlying loan.
The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on the Company. Certain real property ARI acquired from ACF Industries LLC (ACF) in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of ARI’s board of directors and, through Icahn Enterprises L.P. (IELP), its principal beneficial stockholder. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.

ARI is a party to collective bargaining agreements with labor unions at two repair facilities that expire on January 2013 and September 2013. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that expires April 2014.
In the first half of 2011, the Company entered into agreements to purchase certain railcar parts during 2011 for current railcar orders that contain minimum purchase commitments. The remaining commitments under these agreements, in the aggregate, were approximately $41.2 million as of June 30, 2011.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.
Note 14 — Comprehensive Loss
The components of comprehensive loss, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss)	$569	$(5,882)	$(4,760)	$(12,905)

Unrealized gain on available-for-sale securities and derivatives	—	(125)	—	—
Income tax expense of unrealized gain on available-for-sale securities and derivatives	—	44	—	—
Foreign currency translation adjustment	92	(487)	339	(166)

Comprehensive loss	$661	$(6,450)	$(4,421)	$(13,071)

Note 15 — Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010 are reconciled as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011		2010
Weighted average basic common shares outstanding	21,352,297	21,302,296		21,350,832		21,302,296
Dilutive effect of employee stock options	—	—	(1)	—	(1)	—	(1)

Weighted average diluted common shares outstanding	21,352,297	21,302,296		21,350,832		21,302,296

(1)
Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the six months ended June 30, 2011 and both the three and six months ended June 30, 2010. These options were excluded as the exercise price exceeded the average market price and because ARI reported a net loss for the six months ended June 30, 2011 and both the three and six months ended June 30, 2010. Refer to Note 16 for further discussion of these stock options.

Note 16 — Stock-Based Compensation
The Company accounts for stock based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan) based on the fair values calculated using the Black-Scholes-Merton option-pricing formula. Stock based compensation is expensed using a graded vesting method over the vesting period of the instrument.
The following table presents the amounts incurred by ARI for stock based compensation and the corresponding line items on the condensed consolidated statement of operations that they are classified within:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Stock-based compensation (income) expense
Cost of revenue: manufacturing operations	$(91)	$11	$379	$173
Cost of revenue: railcar services	(82)	1	3	29
Selling, administrative and other	(16)	109	1,577	619

Total stock-based compensation (income) expense	$(189)	$121	$1,959	$821

Stock options
No stock options were exercised during the three months ended June 30, 2011. Options to purchase 36,001 shares of the Company’s common stock were exercised during the six months ended June 30, 2011. The total intrinsic value of options exercised during the six months ended June 30, 2011, was less than $0.1 million. No stock options were exercised during the three or six months ended June 30, 2010. All stock options fully vested in January 2009 and expired in January 2011. As such, the Company did not recognize any compensation expense related to stock options during the three and six months ended June 30, 2011 and 2010.
The following is a summary of option activity under the 2005 Plan from January 1, 2011 through June 30, 2011:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2011	376,353	$21.00
Exercised	(36,001)	$21.00
Expired	(340,352)	$21.00

Outstanding and exercisable at the end of the period, June 30, 2011	—	$—	—	$—	$—

As of June 30, 2011, an aggregate of 855,476 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

Stock appreciation rights
The compensation committee of the board of directors of the Company granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan during April 2007, April 2008, September 2008, March 2009, March 2010 and May 2011. On May 14, 2010, ARI completed an exchange offer and exchanged 190,200 eligible SARs granted on April 4, 2007 at an exercise price per SAR of $29.49 for 95,100 SARs granted on May 14, 2010 at an exercise price per SAR of $14.12.
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
All of the SARs granted in 2011 vest in three equal increments on the first, second and third anniversaries of the grant date, but only if the Company achieves a specified adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) target for the fiscal year preceding the applicable anniversary date. Each holder must further remain employed by the Company through each such date in order to vest in the corresponding number of SARs. The Company concluded that the satisfaction of the first Adjusted EBITDA target is remote. Based on this conclusion, the Company did not record compensation expense related to the first one-third portion of these SARs.
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
The following table provides an analysis of SARs granted in 2011, 2010, 2009, 2008 and 2007:

	2011 Grant	2010 Grants	2009 Grant	2008 Grants	2007 Grant
Grant date	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding at June 30, 2011	241,175	225,664	230,365	157,078	11,100
Weighted average exercise price	$24.45	$12.95	$6.71	$20.80	$29.49
Contractual term	7 years	7 years	7 years	7 years	7 years

June 30, 2011 SARs Black-Scholes-Merton valuation components:
Stock volatility range	71.3% - 73.9%	71.3% - 73.9%	63.5% - 73.9%	61.0% - 63.5%	63.0%
Expected life range	2.9 - 3.8 years	2.9 - 3.8 years	2.3 - 3.2 years	1.9 - 2.7 years	1.4 years
Risk free interest rate range	0.8%	0.8%	0.5% - 0.8%	0.5% - 0.8%	0.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	2.0%	2.0%	2.0%	2.0%	2.0%

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
The Company recognized compensation income of $0.2 million and expense of $0.1 million during the three months ended June 30, 2011 and 2010, respectively, related to SARs granted under the 2005 Plan. The Company recognized compensation expense of $2.0 million and $0.8 million during the six months ended June 30, 2011 and 2010, respectively, related to SARs granted under the 2005 Plan.
The following is a summary of SARs activity under the 2005 Plan from January 1, 2011 through June 30, 2011:

			Weighted
	Stock	Weighted	Average	Weighted	Aggregate
	Appreciation	Average	Remaining	Average	Intrinsic
	Rights	Exercise	Contractual	Fair Value	Value
	(SARs)	Price	Life	of SARs	($000)

Outstanding at the beginning of the period, January 1, 2011	711,353	$12.68
Cancelled / Forfeited	(3,466)
Granted	242,041	$24.45
Exercised	(84,546)

Outstanding at the end of the period, June 30, 2011	865,382	$16.14	58 months	$12.59	$6,635	(1)

Exercisable at the end of the period, June 30, 2011	261,186	$14.89	52 months	$12.98	$2,304	(1)

(1)
Based on the closing market price of $23.45 for a share of the Company’s common stock on June 30, 2011, SARs granted in 2007 and 2011 have no intrinsic value and the SARs granted in 2008, 2009 and 2010 have a total intrinsic value of $6.6 million, of which $2.3 million relates to SARs that are exercisable.

As of June 30, 2011, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $3.7 million and were expected to be recognized over a weighted average period of 27 months.
Note 17 — Related Party Transactions
Agreements with ACF
The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder (through IELP) and chairman of the Company’s board of directors:
Manufacturing Services Agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In both the three months ended June 30, 2011 and 2010, ARI purchased inventory of less than $0.1 million of components from ACF. In the six months ended June 30, 2011 and 2010, ARI purchased inventory of less than $0.1 million and $1.1 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

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
Railcar Services Agreement and Fleet Services Agreement
Effective January 1, 2008, the Company entered into a fleet services agreement with ARL. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. This agreement was replaced by a new agreement, the Railcar Services Agreement, which was effective April 16, 2011. Under the Railcar Services Agreement, ARI will provide ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices (the Railcar Services Agreement). The Railcar Services Agreement has a term of three years and will automatically renew for additional one year periods unless either party provides at least sixty days’ written prior notice of termination. There is no termination fee if the Company elects to terminate the agreement prior to the end of the term.
For the three months ended June 30, 2011 and 2010, revenues of $6.6 million and $3.2 million were recorded under these agreements, respectively. For the six months ended June 30, 2011 and 2010, revenues of $12.1 million and $6.0 million were recorded under these agreements, respectively. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties.
Rent and Building Services Extension Agreement
Pursuant to a rent and building services extension agreement effective December 31, 2007, ARL subleased to ARI the headquarters space owned by an entity owned by the Company’s vice chairman of the board of directors. This agreement terminated on December 31, 2010 by mutual agreement. Total fees paid to ARL under this agreement were $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively. The fees paid to ARL are included in selling, administrative and other costs on the condensed consolidated statement of operations.
Railcar Orders
The Company from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. ARI did not sell any railcars to ARL during the three months ended June 30, 2011. Revenue for railcars sold to ARL was $33.6 million for the three months ended June 30, 2010. Revenue for railcars sold to ARL was $1.2 million and $46.1 million for the six months ended June 30, 2011 and 2010, respectively. Revenue for railcars sold to ARL is included under manufacturing revenue from affiliates on the accompanying condensed consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. ARL also has acted as an agent for the Company to source railcar leasing customers. In connection therewith, ARL has assigned orders to ARI for railcars to be manufactured and leased by ARI. The Company is currently negotiating the terms of its agency relationship with ARL. Any such agreement, including payments that ARI may agree to make to ARL for these services, will be on an arm’s length basis and subject to the approval of the Company’s audit committee.

Agreements with other related parties
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million, bearing interest at a rate of 4.0% with a maturity date of August 2009. Due to the temporary idling of the facility, Ohio Castings advised the partners that it was unable to pay the notes when due. The notes were renegotiated and are now due February 2012. Interest will continue to accrue but interest payments have been deferred until August 2011. Total amounts due from Ohio Castings under this note were $0.5 million at both June 30, 2011 and December 31, 2010. Accrued interest on this note as of June 30, 2011 and December 31, 2010, was less than $0.1 million. The other partners in the joint venture have made identical loans to Ohio Castings. Ohio Castings and the joint venture partners are discussing possible renegotiation of these terms.
The Company, along with the other members of Ohio Castings, guaranteed a state loan issued to Ohio Castings by the state of Ohio. The state loan was paid off in June 2011 and ARI was released from its guarantee.
The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $32.2 million of principal and $4.9 million of accrued interest, both as of June 30, 2011. ARI Component’s share of the remaining commitment on these loans was $2.8 million as of June 30, 2011. See Note 8 for further information regarding this transaction and the terms of the underlying loan.
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
The Company leases one of its parts manufacturing facilities from an entity owned by its vice chairman of the board of directors. Expenses paid for this facility were $0.1 million for both the three months ended June 30, 2011 and 2010, respectively. Expenses paid for this facility were $0.2 million for both the six months ended June 30, 2011 and 2010, respectively. These costs are included in manufacturing operations cost of revenue.
On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by its vice chairman of the board of directors. The lease is for ARI’s headquarters location in St. Charles, Missouri. The term under this lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.2 million and $0.3 million for the three and six months ended June 30, 2011, respectively. These fees are included in selling, administrative and other costs on the condensed consolidated statement of operations.

In June 2011, ARI entered into a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder (through IELP) and chairman of the Company’s board of directors. Under the agreement, ARI will sell and MWR will purchase scrap metal from several plant locations, beginning in the third quarter of 2011. This agreement was entered into at arm’s-length and was approved by the Company’s audit committee.
Financial information for transactions with related parties
As of June 30, 2011 and December 31, 2010, accounts receivable of $2.6 million and $5.0 million, respectively, were due from related parties.
As of June 30, 2011 and December 31, 2010, interest receivable of $0.3 million and $0.2 million, respectively, were due from related parties.
As of June 30, 2011 and December 31, 2010, accounts payable of $0.1 million and $0.3 million, respectively, were due to related parties.
Cost of railcar manufacturing for the three months ended June 30, 2011 and 2010 included $1.4 million and $2.2 million, respectively, in railcar products produced by joint ventures. Cost of railcar manufacturing for the six months ended June 30, 2011 and 2010 included $3.7 million and $4.2 million, respectively, in railcar products produced by joint ventures.
Inventory at June 30, 2011, included $2.0 million of materials produced by joint ventures. Inventory at December 31, 2010, included $0.4 million of materials produced by joint ventures. At June 30, 2011 and December 31, 2010, all profit from related parties for inventory still on hand was eliminated.
Note 18 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended	Manufacturing	Railcar	Corporate &
June 30, 2011	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$94,597	$17,316	$—	$—	$111,913
Intersegment revenues	276	48	—	(324)	—

Cost of revenue — external customers	(86,100)	(12,557)	—	—	(98,657)
Cost of intersegment revenue	(300)	(45)	—	345	—

Gross profit	8,473	4,762	—	21	13,256
Selling, administrative and other	(1,339)	(498)	(3,225)	—	(5,062)

Earnings (loss) from operations	$7,134	$4,264	$(3,225)	$21	$8,194

For the Three Months Ended	Manufacturing	Railcar	Corporate &
June 30, 2010	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$43,223	$17,942	$—	$—	$61,165
Intersegment revenues	192	90	—	(282)	—

Cost of revenue — external customers	(44,890)	(13,705)	—	—	(58,595)
Cost of intersegment revenue	(134)	(83)	—	217	—

Gross profit (loss)	(1,609)	4,244	—	(65)	2,570
Selling, administrative and other	(1,304)	(518)	(3,784)	—	(5,606)

Earnings (loss) from operations	$(2,913)	$3,726	$(3,784)	$(65)	$(3,036)

For the Six Months Ended	Manufacturing	Railcar	Corporate &
June 30, 2011	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$163,293	$33,463	$—	$—	$196,756
Intersegment revenues	499	167	—	(666)	—

Cost of revenue — external customers	(152,681)	(25,875)	—	—	(178,556)
Cost of intersegment revenue	(446)	(168)	—	614	—

Gross profit (loss)	10,665	7,587	—	(52)	18,200
Selling, administrative and other	(2,725)	(974)	(8,245)	—	(11,944)

Earnings (loss) from operations	$7,940	$6,613	$(8,245)	$(52)	$6,256

For the Six Months Ended	Manufacturing	Railcar	Corporate &
June 30, 2010	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$78,858	$34,618	$—	$—	$113,476
Intersegment revenues	384	217	—	(601)	—

Cost of revenue — external customers	(82,277)	(27,673)	—	—	(109,950)
Cost of intersegment revenue	(284)	(194)	—	478	—

Gross profit (loss)	(3,319)	6,968	—	(123)	3,526
Selling, administrative and other	(2,738)	(1,084)	(7,871)	—	(11,693)

Earnings (loss) from operations	$(6,057)	$5,884	$(7,871)	$(123)	$(8,167)

	Manufacturing	Railcar	Corporate &
As of	Operations	Services	all other	Eliminations	Totals
	(in thousands)
June 30, 2011
Total assets	$308,850	$50,143	$303,369	$—	$662,362
December 31, 2010
Total assets	$281,779	$49,133	$323,455	$—	$654,367

Manufacturing operations
Manufacturing revenues from affiliates were zero and 54.9% of total consolidated revenues for the three months ended June 30, 2011 and 2010, respectively. Manufacturing revenues from affiliates were 0.6% and 40.6% of total consolidated revenues for the six months ended June 30, 2011 and 2010, respectively.
Manufacturing revenues from the most significant customer totaled 20.9% of total consolidated revenues for the three months ended June 30, 2011. Manufacturing revenues from the most significant customer, an affiliate, totaled 54.9% of total consolidated revenues for the three months ended June 30, 2010. Manufacturing revenues from the most significant customer totaled 16.3% of total consolidated revenues for the six months ended June 30, 2011. Manufacturing revenues from the most significant customer, an affiliate, totaled 40.6% of total consolidated revenues for the six months ended June 30, 2010.
Manufacturing revenues from the two most significant customers were 38.1% of total consolidated revenues for the three months ended June 30, 2011. Manufacturing revenues from the two most significant customers (including an affiliate) were 56.5% of total consolidated revenues for the three months ended June 30, 2010. Manufacturing revenues from the two most significant customers were 30.9% of total consolidated revenues for the six months ended June 30, 2011. Manufacturing revenues from the two most significant customers (including an affiliate) were 54.8% of total consolidated revenues for the six months ended June 30, 2010.
Manufacturing receivables from the most significant customer were 35.3% of total consolidated accounts receivable including due from related parties at June 30, 2011. Manufacturing receivables from the most significant customer were 12.0% of total consolidated accounts receivable including due from related parties at December 31, 2010. No other customer accounted for more than 10.0% of total consolidated accounts receivable as of June 30, 2011 and December 31, 2010.
Railcar services
Railcar services revenues from affiliates were 5.9% and 5.2% of total consolidated revenues for the three months ended June 30, 2011 and 2010, respectively. Railcar services revenues from affiliates were 6.2% and 5.3% of total consolidated revenues for the six months ended June 30, 2011 and 2010, respectively.
No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the three and six months ended June 30, 2011 and 2010. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of June 30, 2011 and December 31, 2010.
Note 19 — Supplemental Cash Flow Information
ARI received interest income of $1.8 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.
ARI paid interest expense, net of capitalized interest, of $10.3 million and $10.3 million for the six months ended June 30, 2011 and 2010, respectively.
ARI paid taxes of $0.1 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.
ARI paid $1.4 million and $0.1 million to employees related to SARs exercises during the six months ended June 30, 2011 and 2010, respectively.
Note 20 — Subsequent Events
ARI received a revolving loan payment of $0.8 million from Axis in July 2011.
During July 2011, ARI made a capital contribution of $0.7 million to Ohio Castings. The other two joint venture partners made identical contributions.

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
Risks and uncertainties that could adversely affect our business and prospects include without limitation:
•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	the impact of the recent economic downturn, adverse market conditions and restricted credit markets and the impact of the continuation of these conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business;

•	anticipated trends relating to our shipments, leasing, railcar services, revenues, financial condition or results of operations;

•	our ability to manage overhead and variations in production rates;

•	the highly competitive nature of the railcar manufacturing industry;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	the risks associated with potential joint ventures, acquisitions or new business endeavors;

•	the risks associated with international operations and joint ventures;

•	the risk of the lack of acceptance of new railcar offerings by our customers and the risk of initial production costs for our new railcar offerings being significantly higher than expected;

•	the risk of the lack of customers entering into new railcar leases;

•	the sufficiency of our liquidity and capital resources;

•	the conversion of our railcar backlog into revenues;

•	compliance with covenants contained in our unsecured senior notes;

•	the impact and anticipated benefits of any acquisitions we may complete;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

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
We have seen an increase in our backlog from approximately 1,050 railcars at December 31, 2010 to approximately 5,290 railcars at June 30, 2011, including 640 railcars that we will lease. Subsequent to June 30, 2011, we have received additional orders for over 2,200 railcars, including 435 railcars that we will lease. In response to increased customer demand, we have and intend to continue to increase production rates at our railcar manufacturing facilities.
Railcar loadings have continued to increase and the number of railcars in storage has continued to decrease, as reported by an independent third party industry analyst. We believe that these improvements, which may or may not continue, indicate that the railcar market has begun and may continue to improve. During the first half of 2011, our railcar shipments and manufacturing revenues increased as compared to the same period in the prior year and the gross profit margin at both of our segments increased. Based in part on these factors, we currently expect our railcar shipments to increase in 2011, as compared to 2010. We cannot assure you that the railcar market will continue to improve or that our railcar orders and shipments will increase.
Our railcar services segment has experienced increased volumes at railcar repair facilities and a decrease in railcar repair projects performed at our railcar manufacturing facilities. As railcar production increases at our railcar manufacturing facilities we expect repair projects performed at these facilities to continue to decrease.

RESULTS OF OPERATIONS
Three Months ended June 30, 2011 compared to Three Months ended June 30, 2010
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended
	June 30,
	2011	2010
Revenues:
Manufacturing Operations	84.5%	70.7%
Railcar services	15.5%	29.3%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing operations	(77.0%)	(73.4%)
Cost of railcar services	(11.2%)	(22.4%)

Total cost of revenues	(88.2%)	(95.8%)
Gross profit	11.8%	4.2%
Selling, administrative and other	4.5%	(9.2%)

Earnings (loss) from operations	7.3%	(5.0%)
Interest income	0.8%	1.3%
Interest expense	(4.7%)	(8.7%)
Other income	0.0%	0.5%
Loss from joint ventures	(2.5%)	(3.7%)

Earnings (loss) before income tax expense	0.9%	(15.6%)
Income tax (expense) benefit	(0.4%)	6.0%

Net earnings (loss)	0.5%	(9.6%)

Revenues
Our revenues for the three months ended June 30, 2011 increased 83.0% to $111.9 million from $61.2 million in the three months ended June 30, 2010. This increase was primarily due to increased revenues from our manufacturing operations, partially offset by decreased revenues from our railcar services segment.
Our manufacturing operations revenues for the three months ended June 30, 2011 increased 118.9% to $94.6 million from $43.2 million for the three months ended June 30, 2010. The primary reason for the increase in revenues was an increase in railcar shipments. During the three months ended June 30, 2011, we shipped approximately 1,040 railcars compared to approximately 370 railcars in the same period of 2010.
For the three months ended June 30, 2011, our manufacturing operations did not include any revenues from transactions with American Railcar Leasing LLC (ARL), compared to $33.6 million, or 54.9% of our total consolidated revenues in the three months ended June 30, 2010. ARL is an affiliated company controlled by Mr. Carl Icahn.
Our railcar services revenues in the three months ended June 30, 2011 decreased to $17.3 million compared to $17.9 million for the three months ended June 30, 2010. The decrease was primarily attributable to the decreased utilization of our railcar manufacturing facilities for railcar repair projects, as this capacity was rededicated to manufacturing, partially offset by an increase in revenues at our railcar repair facilities. For the second quarter of 2011, our railcar services revenues included $6.6 million, or 5.9% of our total consolidated revenues, from transactions with ARL, compared to $3.2 million, or 5.2% of our total consolidated revenues in the second quarter of 2010.

Gross Profit
Our gross profit increased to $13.3 million in the three months ended June 30, 2011 from $2.6 million in the three months ended June 30, 2010. Our gross profit margin increased to 11.8% in the second quarter of 2011 from 4.2% in the second quarter of 2010, driven primarily by an increase in gross profit margins from our manufacturing operations.
Gross profit from our manufacturing operations increased to $8.5 million for the three months ended June 30, 2011 compared to a loss of $1.7 million for the three months ended June 30, 2010, due primarily to increased railcar shipments, improved pricing and efficiencies created by larger volumes. Gross profit margin, for our manufacturing operations, increased to 9.0% for the three months ended June 30, 2011 compared to a loss of 3.9% for the three months ended June 30, 2010. This increase is primarily attributable to increased railcar shipments.
Gross profit for our railcar services operations increased to $4.8 million for the three months ended June 30, 2011 compared to $4.2 million for the three months ended June 30, 2010 primarily due to increased efficiencies due to a more favorable mix of work. Gross profit margin for our railcar services operations increased to 27.5% in the three months ended June 30, 2011 from 23.6% in the three months ended June 30, 2010. The increase is primarily attributable to an increase in volumes and efficiencies at our railcar repair facilities and a decrease in repair projects performed at our railcar manufacturing facilities.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses decreased to $5.1 million for the second quarter of 2011, compared to $5.6 million for the second quarter of 2010. The decrease of $0.5 million was primarily attributable to a decrease of $0.2 million in stock-based compensation, as described below, and a decrease in outside services.
Stock based compensation decreased due to fluctuations in our stock price in the second quarter of 2011 as compared to the same period in 2010, partially offset by the SARs granted during 2011. In the second quarter of 2011, we recognized income related to stock based compensation of $0.1 million, attributable to stock appreciation rights (SARs), as compared to expense of $0.1 million for the same period in 2010.
Interest Expense and Income
Net interest expense for the three months ended June 30, 2011 was $4.4 million, representing $5.3 million of interest expense and $0.9 million of interest income, compared to $4.5 million of net interest expense for the three months ended June 30, 2010, representing $5.3 million of interest expense and $0.8 million of interest income. Interest expense was consistent and interest income increased due to an increase in return on investments and loans.
Other Income
Other income of less than $0.1 million was recognized in the second quarter of 2011 as compared to $0.3 million in the second quarter of 2010 that related to realized gains on the sale of common stock.
Loss from Joint Ventures
Our joint venture losses increased to $2.8 million for the three months ended June 30, 2011 compared to a loss of $2.3 million for the three months ended June 30, 2010. This was primarily attributable to our share of Ohio Castings Company, LLC (Ohio Castings) losses increasing $0.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due to preparation for a restart of production. The remaining increase is due to our share of Axis LLC’s (Axis) and Amtek Railcar Industries Private Limited’s (Amtek Railcar) losses increasing for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. These increases were partially offset by a $0.1 million decrease in US Railcar LLC’s (USRC) losses due to the joint venture’s dissolution in 2010.

Income Tax (Expense) Benefit
Our income tax expense for the three months ended June 30, 2011 was $0.4 million or 42.8% of our earnings before income taxes, as compared to an income tax benefit of $3.7 million for the three months ended June 30, 2010, or 38.5% of our earnings before income taxes. The change in our effective tax rate is primarily due to foreign joint venture losses not being benefitted. According to the accounting rules, the tax rate could, and likely will, continue to fluctuate on a quarterly basis depending on the mix of income or loss in the US versus foreign and any changes in estimates.
Six Months ended June 30, 2011 compared to Six Months ended June 30, 2010
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Six Months Ended
	June 30,
	2011	2010
Revenues:
Manufacturing Operations	83.0%	69.5%
Railcar services	17.0%	30.5%

Total revenues	100.0%	100.0%
Cost of revenue:
Cost of manufacturing operations	(77.6%)	(72.5%)
Cost of railcar services	(13.1%)	(24.4%)

Total cost of revenues	(90.7%)	(96.9%)
Gross profit	9.3%	3.1%
Selling, administrative and other	(6.1%)	(10.3%)

Earnings loss from operations	3.2%	(7.2%)
Interest income	0.9%	1.3%
Interest expense	(5.4%)	(9.4%)
Other income	0.0%	0.3%
Loss from joint ventures	(2.6%)	(3.5%)

Loss before income tax expense	(3.9%)	(18.5%)
Income tax benefit	1.5%	7.1%

Net loss	(2.4%)	(11.4%)

Revenues
Our revenues for the six months ended June 30, 2011 increased 73.4% to $196.8 million from $113.5 million in the six months ended June 30, 2010. This increase was primarily due to increased revenues from our manufacturing operations, partially offset by decreased revenues from our railcar services segment.
Our manufacturing operations revenues for the six months ended June 30, 2011 increased 107.1% to $163.3 million from $78.9 million for the six months ended June 30, 2010. The primary reason for the increase in revenues was an increase in railcar shipments. During the six months ended June 30, 2011, we shipped approximately 1,720 railcars compared to approximately 710 railcars in the same period of 2010.
For the six months ended June 30, 2011, our manufacturing operations included $1.2 million, or 0.6%, of our total consolidated revenues, from transactions with ARL, compared to $46.1 million, or 40.6% of our total consolidated revenues in the six months ended June 30, 2010.
Our railcar services revenues in the six months ended June 30, 2011 decreased to $33.5 million compared to $34.6 million for the six months ended June 30, 2010. The decrease was primarily attributable to the decreased utilization of our railcar manufacturing facilities for railcar repair projects, as this capacity was rededicated to manufacturing, partially offset by an increase in revenues at our railcar repair facilities. For the six months ended June 30, 2011, our railcar services revenues included $12.1 million, or 6.2% of our total consolidated revenues, from transactions with ARL, compared to $6.0 million, or 5.3% of our total consolidated revenues, from transactions with affiliates, in the six months ended June 30, 2010.

Gross Profit
Our gross profit increased to $18.2 million in the six months ended June 30, 2011 from $3.5 million in the six months ended June 30, 2010. Our gross profit margin increased to 9.3% in the six months ended June 30, 2011 from 3.1% in the six months ended June 30, 2010, driven primarily by an increase in our gross profit margins from our manufacturing operations.
Gross profit from our manufacturing operations increased to $10.6 million for the six months ended June 30, 2011 compared to a loss of $3.4 million for the six months ended June 30, 2010, due primarily to an increase in railcar shipments, improved pricing and efficiencies created by larger volumes. Gross profit margin, for our manufacturing operations, increased to 6.5% for the six months ended June 30, 2011 compared to a loss of 4.3% for the six months ended June 30, 2010. This increase is primarily attributable to an increase in railcar shipments.
Gross profit for our railcar services operations increased to $7.6 million for the six months ended June 30, 2011 compared to $6.9 million for the six months ended June 30, 2010 primarily due to increased efficiencies due to a more favorable mix of work. Gross profit margin for our railcar services operations increased to 22.7% in the six months ended June 30, 2011 from 20.1% in the six months ended June 30, 2010. The increase is primarily attributable to an increase in volumes and efficiencies at our railcar repair facilities and a decrease in repair projects performed at our railcar manufacturing facilities.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses increased to $11.9 million for the six months ended June 30, 2011, compared to $11.7 million for the six months ended June 30, 2010. The increase of $0.2 million was primarily attributable to an increase of $0.9 million in stock based compensation, as described below, partially offset by a lower bonus accrual and a decrease in outside services.
Stock based compensation increased due to fluctuations in our stock price in the six months ended June 30, 2011 as compared to the same period in 2010, and the SARs granted during 2011. During the six months ended June 30, 2011, we recognized stock based compensation expense of $1.5 million, attributable to SARs, as compared to $0.6 million for the same period in 2010.
Interest Expense and Income
Net interest expense for the six months ended June 30, 2011 was $8.8 million, representing $10.7 million of interest expense and $1.9 million of interest income, compared to $9.1 million of net interest expense for the three months ended June 30, 2010, representing $10.6 million of interest expense and $1.5 million of interest income. Interest expense was consistent and interest income increased due to an increase in return on investments and loans.
Other Income
Other income of less than $0.1 million was recognized in the six months ended June 30, 2011 as compared to $0.4 million in the six months ended June 30, 2010 related to realized gains on the sale of common stock.
Loss from Joint Ventures
Our joint venture losses increased to $5.0 million for the six months ended June 30, 2011 compared to $4.1 million for the six months ended June 30, 2010. This was primarily attributable to our share of Ohio Castings’, Amtek Railcar’s and Axis’ losses increasing $0.6 million, $0.5 million and $0.1 million, respectively, in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Ohio Castings losses increased due to preparation for a restart of production and Amtek Railcar’s losses increased due to the construction of a manufacturing facility. These increases were partially offset by our share of losses from USRC decreasing $0.1 million in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to the joint venture’s dissolution in 2010.

Income Tax Benefit
Our income tax benefit for the six months ended June 30, 2011 was $2.8 million or 37.4% of our losses before income taxes, as compared to $8.1 million for the six months ended June 30, 2010, or 38.5% of our losses before income taxes. The change in our effective tax rate is primarily due to foreign joint venture losses not being benefitted. According to the accounting rules, the tax rate, could, and likely will, continue to fluctuate on a quarterly basis depending on the mix of income or loss in the US versus foreign and any changes in estimates.
BACKLOG
We define backlog as the number and value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of June 30, 2011, our total backlog was approximately 5,290 railcars, of which approximately 4,650 railcars with an estimated value of $358.4 million were to be sold and approximately 640 railcars with an estimated market value of $51.8 million are orders for railcars that will be subject to lease. As of December 31, 2010, our total backlog was approximately 1,050 railcars with an estimated value of $87.6 million, all of which were to be sold.
Railcars for Sale. We estimate that, as of June 30, 2011, approximately 88% of the total number of railcars in our backlog will be sold by us. Approximately 51% of the total number of railcars in our backlog will be sold by the end of 2011, with the remainder in 2012. Estimated backlog value for railcars to be sold reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. We cannot guarantee that the actual revenue from these orders will equal our reported sales backlog value estimates or that our future revenue efforts will be successful.
Railcars for Lease. We estimate that, as of June 30, 2011, approximately 12% of the total number of railcars in our backlog will be leased by us. Approximately 5% of the total number of railcars in our backlog will be leased by the end of 2011, with the remainder in 2012. The estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized over the life of the lease and are not based on the estimated backlog value. We have firm orders to manufacture the railcars in our backlog at June 30, 2011 that will be subject to lease.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the six months ended June 30, 2011 and for the foreseeable future is cash on hand from the unsecured senior notes we sold in February 2007, partially offset by cash used for operations, capital expenditures and investments in and loans to our joint ventures. As of June 30, 2011, we had working capital of $366.3 million, including $301.1 million of cash and cash equivalents.

In February 2007, we issued $275.0 million of unsecured senior notes that are due in 2014 (Notes). The offering resulted in net proceeds to us of $270.7 million. The terms of the Notes contain restrictive covenants that limit our ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of June 30, 2011, based on our fixed charge coverage ratio, as defined and as measured on a rolling four-quarter basis, certain of these covenants, including our ability to incur additional debt, have become more restrictive. We were in compliance with all of our covenants under the Notes as of June 30, 2011.
During the six months ended June 30, 2011, we contributed $0.7 million to Ohio Castings. We anticipate making additional capital contributions to our joint ventures in 2011.
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
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30:

2011
(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,735)
Investing activities	(3,740)
Financing activities	756
Effect of exchange rate changes on cash and cash equivalents	12

Decrease in cash and cash equivalents	$(17,707)

Net Cash Used In Operating Activities
Our net cash used in operating activities for the six months ended June 30, 2011 was $14.7 million. Our net loss of $4.8 million was impacted by items including but not limited to: depreciation expense of $11.5 million, joint venture losses of $5.1 million, stock based compensation expense of $2.0 million, deferred income tax benefit of $2.8 million and other smaller adjustments. Cash used in operating activities attributable to changes in our current assets and liabilities included an increase in total accounts receivable, including from related parties, of $17.4 million and an increase in inventory of $20.1 million. Cash provided by operating activities attributable to changes in our current assets and current liabilities included an overall increase in total accounts payable, including to related parties, of $10.5 million and an increase in accrued expenses and taxes of $3.1 million.
The increase in total accounts receivable, including from related parties, was primarily due to an increase in railcar shipments and the timing of those shipments during the six months ended June 30, 2011. The increase in inventory was primarily attributable to increased raw material purchases and an increase in production activity in response to increased order activity. The increase in total accounts payable, including to related parties, was related to increased inventory purchases. Accrued expenses and taxes increased primarily due to an increase in accrued taxes.
Net Cash Used In Investing Activities
Net cash used in investing activities was $3.7 million for the six months ended June 30, 2011, including $1.6 million of capital expenditures for the purchase of property, plant and equipment and $2.3 million related to loan advances and capital contributions to our joint ventures.

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
Capital expenditures for the six months ended June 30, 2011 were $1.6 million and our current capital expenditure plans for 2011 include projects that maintain equipment, improve efficiencies and reduce costs. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
Contingencies and Contractual Obligations
Refer to the updated status of contingencies and contractual obligations in Note 13 to the condensed consolidated financial statements. Except for normal operating changes, our contingencies and contractual obligations did not materially change from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
There have been no material changes to the critical accounting policies or estimates during the six months ended June 30, 2011.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes with respect to risk factors as previously disclosed in our 2010 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report.

ITEM 6.	EXHIBITS

Exhibit
No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.
Date: August 2, 2011	By:	/s/ James Cowan
James Cowan, President and Chief Executive Officer

	By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.