Form 10-Q
period 2011-09-30
American Railcar Industries, Inc.
filed 2011-11-02
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on November 1, 2011 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	September 30,	December 31,
	2011	2010
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$284,099	$318,758
Accounts receivable, net	32,441	21,002
Accounts receivable, due from related parties	3,473	4,981
Income taxes receivable	14,878	14,939
Inventories, net	114,628	50,033
Deferred tax assets	3,632	3,029
Prepaid expenses and other current assets	3,502	2,654

Total current assets	456,653	415,396

Property, plant and equipment, net	175,630	181,255
Deferred debt issuance costs	1,489	1,951
Interest receivable, due from related parties	308	187
Goodwill	7,169	7,169
Investments in and loans to joint ventures	45,319	48,169
Other assets	862	240

Total assets	$687,430	$654,367

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,417	$29,334
Accounts payable, due to related parties	499	275
Accrued expenses and taxes	8,909	5,095
Accrued compensation	10,880	11,054
Accrued interest expense	1,719	6,875

Total current liabilities	88,424	52,633

Senior unsecured notes	275,000	275,000
Deferred tax liability	8,226	7,938
Pension and post-retirement liabilities	6,132	6,707
Other liabilities	2,700	4,313

Total liabilities	380,482	346,591

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding at September 30, 2011 and 21,316,296 shares issued and outstanding at December 31, 2010	214	213
Additional paid-in capital	239,608	238,947
Retained earnings	66,475	67,209
Accumulated other comprehensive income	651	1,407

Total stockholders’ equity	306,948	307,776

Total liabilities and stockholders’ equity	$687,430	$654,367

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

Revenues:
Manufacturing operations (including revenues from affiliates of $0 and $19,274 for the three months ended September 30, 2011 and 2010, respectively)	$108,615	$48,404

Railcar services (including revenues from affiliates of $6,916 and $4,263 for the three months ended September 30, 2011 and 2010, respectively)	17,169	16,393

Total revenues	125,784	64,797

Cost of revenues:
Manufacturing operations	(98,211)	(49,366)
Railcar services	(12,618)	(13,141)

Total cost of revenues	(110,829)	(62,507)
Gross profit	14,955	2,290

Selling, administrative and other (including costs to a related party of $145 and $154 for the three months ended September 30, 2011 and 2010, respectively)	(2,934)	(6,232)

Earnings (loss) from operations	12,021	(3,942)

Interest income (including income from related parties of $717 for both the three months ended September 30, 2011 and 2010)	1,005	1,058
Interest expense	(4,478)	(5,316)
Other income (including income from a related party of $4 for both the three months ended September 30, 2011 and 2010)	5	4
Loss from joint ventures	(2,170)	(1,946)

Earnings (loss) before income taxes	6,383	(10,142)
Income tax (expense) benefit	(2,357)	3,890

Net earnings (loss)	$4,026	$(6,252)

Net earnings (loss) per common share — basic and diluted	$0.19	$(0.29)
Weighted average common shares outstanding — basic and diluted	21,352	21,302

Dividends declared per common share	$—	$—
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

Revenues:
Manufacturing operations (including revenues from affiliates of $1,221 and $65,401 for the nine months ended September 30, 2011 and 2010, respectively)	$271,908	$127,262

Railcar services (including revenues from affiliates of $19,049 and $10,283 for the nine months ended September 30, 2011 and 2010, respectively)	50,632	51,011

Total revenues	322,540	178,273

Cost of revenues:
Manufacturing operations	(250,892)	(131,643)
Railcar services	(38,493)	(40,814)

Total cost of revenues	(289,385)	(172,457)
Gross profit	33,155	5,816

Selling, administrative and other (including costs to a related party of $436 and $462 for the nine months ended September 30, 2011 and 2010, respectively)	(14,878)	(17,925)

Earnings (loss) from operations	18,277	(12,109)

Interest income (including income from related parties of $2,111 and $1,938 for the nine months ended September 30, 2011 and 2010, respectively)	2,865	2,557
Interest expense	(15,143)	(15,956)
Other income (including income from a related party of $11 and $12 for the nine months ended September 30, 2011 and 2010, respectively)	24	381
Loss from joint ventures	(7,241)	(5,999)

Loss before income taxes	(1,218)	(31,126)
Income tax benefit	484	11,969

Net loss	$(734)	$(19,157)

Net loss per common share — basic and diluted	$(0.03)	$(0.90)
Weighted average common shares outstanding — basic and diluted	21,351	21,302

Dividends declared per common share	$—	$—
See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

Operating activities:
Net loss	$(734)	$(19,157)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,872	17,777
Amortization of deferred costs	524	524
Loss on disposal of property, plant and equipment	82	34
Stock based compensation	(1,128)	2,353
Change in interest receivable, due from related parties	(120)	837
Change in investments in joint ventures as a result of loss	7,241	5,999
Realized gain on short-term investments — available-for-sale securities	—	(379)
Deferred income tax benefit	(312)	(12,320)
(Recovery) provision for doubtful accounts receivable	(26)	68
Changes in operating assets and liabilities:
Accounts receivable, net	(11,437)	(7,663)
Accounts receivable, due from related parties	1,448	(4,601)
Income taxes receivable	(12)	831
Inventories, net	(64,633)	(18,049)
Prepaid expenses and other current assets	(848)	1,032
Accounts payable	37,091	15,462
Accounts payable, due to related parties	224	(196)
Accrued expenses and taxes	(1,989)	(4,408)
Other	(1,463)	19

Net cash used in operating activities	(19,220)	(21,837)
Investing activities:
Purchases of property, plant and equipment	(11,836)	(4,852)
Proceeds from the sale of property, plant and equipment	117	104
Proceeds from the sale of short-term investments — available-for-sale securities	—	4,180
Investments in and loans to joint ventures	(4,453)	(14,298)

Net cash used in investing activities	(16,172)	(14,866)
Financing activities:
Proceeds from stock option exercises	756	—

Net cash provided by financing activities	756	—

Effect of exchange rate changes on cash and cash equivalents	(23)	1

Decrease in cash and cash equivalents	(34,659)	(36,702)
Cash and cash equivalents at beginning of period	318,758	347,290

Cash and cash equivalents at end of period	$284,099	$310,588

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
The Company’s operations are located in the United States and Canada. The Company operates a railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 1.4% and 2.0% of total consolidated revenues for the three months ended September 30, 2011 and 2010, respectively. Canadian revenues were 1.5% and 2.3% of total consolidated revenues for the nine months ended September 30, 2011 and 2010, respectively. Canadian assets were 1.7% of total consolidated assets as of both September 30, 2011 and December 31, 2010. In addition, the Company’s subsidiaries ARM I and ARM II are located in Mauritius, through which the Company holds a 50% interest in an Indian joint venture. Refer to Note 8 for further information. Assets held by ARM I and ARM II were 1.2% and 1.5% of total consolidated assets as of September 30, 2011 and December 31, 2010, respectively.
Note 2 — Summary of Accounting Policies
Other than the accounting policies included below that were updated during the third quarter of 2011, there have been no material changes to the other accounting policies that were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
Revenues related to consulting type contracts are accounted for under the percentage-of-completion method. Profits expected to be realized on these contracts are based on the total contract revenues and costs based on the estimate of the percentage of project completion. Revenues recognized in excess of amounts billed are recorded to unbilled revenues and included in other current assets on the condensed consolidated balance sheets. Billings in excess of revenues recognized on in-progress contracts are recorded to unbilled costs and included in other current liabilities on the condensed consolidated balance sheets. These estimates are reviewed and revised periodically throughout the term of the contracts and any adjustments are recorded on a cumulative basis in the period the revisions are made.
Use of estimates
ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include, but are not limited to, deferred taxes, workers compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets, goodwill impairment, stock based compensation fair values, the reserve for warranty claims and revenue recognized under the percentage-of-completion method. Actual results could differ from those estimates.
Recent accounting pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to intangibles — goodwill and other, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. This guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company plans on adopting the guidance for the first quarter of 2012. The adoption of the new guidance will not have an impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued authoritative guidance to amend current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance is effective for the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company plans on adopting the guidance for the first quarter of 2012. The adoption of the new guidance will not have an impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.
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
During the nine months ended September 30, 2010, the remaining approximately 0.4 million shares of common stock were sold for proceeds of $4.1 million and realized gains totaling $0.4 million. As the shares were sold in the first half of 2010, there was no effect on the three months ended September 30, 2010. The cost basis of the shares sold was determined through specific identification.

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
The carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximate fair value, due to their short-term nature.
Note 5 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$75,035	$30,676
Work-in-process	32,766	14,270
Finished products	8,948	7,183

Total inventories	116,749	52,129
Less reserves	(2,121)	(2,096)

Total inventories, net	$114,628	$50,033

Note 6 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment.

	September 30,	December 31,
	2011	2010
	(in thousands)
Property, plant and equipment
Buildings	$149,077	$149,021
Machinery and equipment	185,873	177,217

	334,950	326,238
Less accumulated depreciation	(164,718)	(149,304)

Net property, plant and equipment	170,232	176,934
Land	3,335	3,335
Construction in process	2,063	986

Total property, plant and equipment	$175,630	$181,255

Depreciation expense
Depreciation expense for the three months ended September 30, 2011 and 2010 was $5.4 million and $5.9 million, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $16.9 million and $17.8 million, respectively.
Capitalized interest
In conjunction with the interest costs incurred related to the Unsecured Senior Fixed Rate Notes offering described in Note 10, the Company has been recording capitalized interest on certain property, plant and equipment capital projects. ARI also capitalizes interest related to the Unsecured Senior Fixed Rate Notes for investments made in equity method joint ventures but only for those investments made while the joint venture is in the development phase.
Lease agreements
The Company leases railcars to third parties under multiple year agreements. Certain leases include provisions that allow the lessee to purchase the leased railcars for stated market prices, which approximate fair value. These agreements have been classified as operating leases and the leased railcars have been included in machinery and equipment and are depreciated in accordance with the Company’s depreciation policy.
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
Note 8 — Investments in and Loans to Joint Ventures
As of September 30, 2011, the Company was party to three joint ventures: Ohio Castings LLC (Ohio Castings), Axis LLC (Axis) and Amtek Railcar Industries Private Limited (Amtek Railcar). Through its wholly-owned subsidiary, Castings, the Company has a one-third ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles, for use or sale by the ownership group. The Company has a wholly-owned subsidiary, ARM I that wholly-owns ARM II. Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar, a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture.
The Company accounts for these joint ventures using the equity method. Under this method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts.

The carrying amount of investments in and loans to joint ventures are as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$5,778	$5,232
Axis	30,156	33,436
Amtek Railcar	9,385	9,501

Total investments in and loans to joint ventures	$45,319	$48,169

The maximum exposure to loss as a result of investments in and loans to joint ventures are as follows:

September 30,
2011
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$5,284
Note and accrued interest receivable [1]	545

Total Ohio Castings exposure	5,829
Axis
Investment	—
Loans, accrued interest receivable and accrued unused line fee [1]	30,450

Total Axis exposure	30,450

Amtek Railcar exposure	9,385

Total exposure to loss due to joint ventures	$45,664

[1]
Accrued interest receivable is included in interest receivable, due from related parties, and accrued unused line fee is included in accounts receivable, due from related parties, on the condensed consolidated balance sheet.

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
Ohio Castings first reported a loss in the first quarter of 2009 and continued to report losses due to its temporarily idled state. ARI obtained Ohio Castings’ long-lived asset impairment analysis and reviewed it for reasonableness. The assumptions used in the impairment analysis are consistent with the market data reported by an independent third party analyst and historical financial results. The decline in earnings capacity is consistent with industry forecasts, as reported by an independent third party analyst, and is considered temporary. The Company and Ohio Castings will continue to monitor for impairment. During the second quarter of 2011, ARI and the other joint venture partners agreed to restart production at Ohio Castings and Ohio Castings began shipping product in the third quarter of 2011.
Ohio Castings has notes payable to ARI and the other two partners, with a current balance of $0.5 million, each, that were due February 2012. Interest continued to accrue but interest payments had been deferred until August 2011. Accrued interest for this note as of September 30, 2011 and December 31, 2010 was less than $0.1 million. Ohio Castings and the joint venture partners renegotiated the terms during the third quarter of 2011 and the notes are now due November 2012. Interest will continue to accrue but interest payments have been deferred until May 2012.
During the nine months ended September 30, 2011, ARI made capital contributions totaling $2.1 million to Ohio Castings to fund the restart of production. The other two partners made matching contributions. In 2010, ARI made capital contributions to Ohio Castings totaling $0.6 million to fund expenses including debt payments during the temporary plant idling. The other two partners made matching contributions.

The Company, along with the other members of Ohio Castings, guaranteed a state loan issued to Ohio Castings by the state of Ohio and bonds payable to the state of Ohio. The state loan and bonds payable were paid off in June 2011 and December 2010, respectively, and ARI was released from the respective guarantees. The value of the guarantee of the state loan was less than $0.1 million as of December 31, 2010.
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
See Note 17 for information regarding financial transactions among the Company, Ohio Castings and Castings.
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Results of operations
Revenues	$11,516	$—	$11,548	$—

Gross loss	(1,748)	—	(1,748)	—

Loss before interest	(1,707)	(915)	(4,633)	(2,126)

Net loss	$(1,722)	$(918)	$(4,661)	$(2,185)

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
During 2010, the executive committee of Axis issued a capital call. The minority partner(s) elected not to participate in the capital call and ARI and the other initial partner equally contributed the necessary capital, which amounted to $0.5 million each for 2010. The capital contributions were utilized for working capital. The partners’ ownership percentages have been adjusted accordingly. As of September 30, 2011, ARI’s ownership interest was 41.9%.
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
Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement, as amended, is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable monthly. In accordance with the terms of the agreement as amended, Axis has satisfied interest on the term loan by increasing the outstanding principal by the amount of interest that was otherwise due and payable in cash. Axis’ ability to satisfy the term loan interest by increasing the principal balance ceased on September 30, 2011. The first interest payment is due and payable October 31, 2011.
ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2012. The other initial joint venture partner has also indicated its intent to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2012.
The balance outstanding on these loans, due to ARI Component, was $31.4 million in principal and $5.7 million of accrued interest as of September 30, 2011 and $31.9 million in principal and $3.6 million of accrued interest as of December 31, 2010. ARI Component is responsible for funding 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.6 million as of September 30, 2011.
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
See Note 17 for information regarding financial transactions among the Company, ARI Component and Axis.
Summary financial results for Axis, the investee company, in total, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Financial Results
Revenues	$9,478	$5,681	$27,298	$11,849

Gross loss	(1,176)	(1,723)	$(6,398)	(7,125)

Operating loss	(1,391)	(2,000)	(7,072)	(7,749)

Net loss	$(2,800)	$(3,438)	$(11,252)	$(11,633)

Revenues for Axis have improved as production volumes have increased. However, Axis’ net loss remains consistent due to inefficiencies from the ramp up of production. The recent downturn has also begun to improve consistent with industry forecasts, as reported by an independent third party analyst. As such, Axis has not performed a long-lived asset impairment analysis.
As of September 30, 2011, the investment in Axis was comprised entirely of ARI’s term loan, revolver, related accrued interest and related accrued unused line fees due from Axis. Based on the discussion above, this loan has been evaluated to currently be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.
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
Summary financial results for Amtek Railcar, the investee company, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Financial Results
Revenues	$—	$—	$—	$—

Gross profit	—	—	—	—

Loss before interest	(908)	(180)	(2,099)	(322)

Net loss	$(842)	$(180)	$(1,692)	$(322)

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

The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Liability, beginning of period	$1,160	$1,060	$1,151	$1,094
Provision for warranties issued during the year, net of adjustments	278	303	756	758
Provision for warranties issued during the previous years, net of adjustments	(39)	(109)	(40)	(185)
Warranty claims	(230)	(119)	(698)	(532)

Liability, end of period	$1,169	$1,135	$1,169	$1,135

Note 10 — Long-term Debt
In February 2007, the Company issued $275.0 million unsecured senior fixed rate notes that were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was approximately $269.5 million as of September 30, 2011, based on the closing market price as of that date, which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 4.
The Notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Based on certain financial ratios, certain of these covenants, including the Company’s ability to incur additional debt, have been more restricted since the first quarter of 2010 and remain so through September 30, 2011. The Company was in compliance with all of its covenants under the Notes as of September 30, 2011.
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
Note 11 — Income Taxes
For Federal purposes, the Company’s tax years 2008 to 2010 remain open to examination. For state purposes, the Company’s tax years 2006 to 2010 remain open to examination by various taxing jurisdictions with the latest statute of limitations expiring in 2014. The Company’s foreign tax returns for years 2008 to 2010 remain open to examination.
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
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Service cost	$79	$66	$237	$200
Interest cost	254	257	762	769
Expected loss on plan assets	(249)	(222)	(748)	(664)
Amortization of unrecognized net loss	94	86	283	258
Amortization of unrecognized prior service cost	2	2	6	6
Adjustment to benefits	—	15	—	43

Net periodic benefit cost recognized	$180	$204	$540	$612

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Service cost	$—	$—	$1	$1
Interest cost	1	1	3	4
Amortization of prior service credit	(98)	(97)	(294)	(293)
Amortization of gain (loss)	(22)	(25)	(67)	(75)

Net periodic income recognized	$(119)	$(121)	$(357)	$(363)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Pension	$180	$204	$540	$612
Postretirement	(119)	(121)	(357)	(363)

Total net periodic benefit cost recognized for all plans	$61	$83	$183	$249

The Company also maintains qualified defined contribution plans, which provide benefits to ARI’s employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.3 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively. Expenses related to these plans were $0.6 million for both the nine months ended September 30, 2011 and 2010.

Note 13 — Commitments and Contingencies
The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.4 million of principal and $5.7 million of accrued interest, both as of September 30, 2011. ARI Component’s share of the remaining commitment on these loans was $3.6 million as of September 30, 2011. See Note 8 for further information regarding this transaction and the terms of the underlying loan.
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
ARI is a party to collective bargaining agreements with labor unions at two repair facilities that expire in January 2013 and September 2013. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that expires in April 2014.
In the first half of 2011, the Company entered into agreements to purchase certain railcar parts during 2011 for current railcar orders that contain minimum purchase commitments. The remaining commitments under these agreements, in the aggregate, were approximately $20.6 million as of September 30, 2011.
On December 16, 2010, a complaint was filed by Steve Garvin, Deloris Garvin, and Garvin Enterprise, Inc. (the Plaintiffs) against the Company’s subsidiaries Southwest Steel I, LLC, Southwest Steel II, LLC and Southwest Steel III, LLC, d/b/a Southwest Steel Casting Co., in the District Court of Harris County, Texas, 295th Judicial District. On July 25, 2011, the complaint was amended to include ARI as a party to the litigation.  The Plaintiffs allege that ARI improperly used their former employees to source components from Chinese suppliers in contravention of contractual relationships among the parties and in a manner that compromised the Plaintiffs’ relationships with the Chinese suppliers.  The Plaintiffs seek direct, consequential and other damages for breach of contract, tortious interference with an existing contract, trade secret misappropriation, civil conspiracy, civil theft, conversion and unfair competition.  The Plaintiffs also seek declaratory judgment with respect to the parties’ rights under certain agreements. The lawsuit is in the discovery stage and it is not currently possible to estimate the amount of the loss, if any, that could result from this case.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.

Note 14 — Comprehensive Income (Loss)
The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net earnings (loss)	$4,026	$(6,252)	$(734)	$(19,157)

Foreign currency translation adjustment	(864)	311	(526)	145

Comprehensive income (loss)	$3,162	$(5,941)	$(1,260)	$(19,012)

Note 15 — Earnings (Loss) per Share
The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2011 and 2010 are reconciled as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011		2010
Weighted average basic common shares outstanding	21,352,297	21,302,296		21,351,325		21,302,296
Dilutive effect of employee stock options	—	—	(1)	—	(1)	—	(1)

Weighted average diluted common shares outstanding	21,352,297	21,302,296		21,351,325		21,302,296

[1]
Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the nine months ended September 30, 2011 and both the three and nine months ended September 30, 2010. These options were excluded as the exercise price exceeded the average market price and because ARI reported a net loss for the nine months ended September 30, 2011 and both the three and nine months ended September 30, 2010. Refer to Note 16 for further discussion of these stock options.

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
The following table presents the amounts incurred by ARI for stock based compensation and the corresponding line items on the condensed consolidated statement of operations that they are classified within:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Stock-based compensation (income) expense
Cost of revenues: manufacturing operations	$(253)	$350	$126	$523
Cost of revenues: railcar services	(571)	59	(568)	88
Selling, administrative and other	(2,263)	1,123	(686)	1,742

Total stock-based compensation (income) expense	$(3,087)	$1,532	$(1,128)	$2,353

Stock options
No stock options were exercised during the three months ended September 30, 2011. Options to purchase 36,001 shares of the Company’s common stock were exercised during the nine months ended September 30, 2011. The total intrinsic value of options exercised during the nine months ended September 30, 2011, was less than $0.1 million. No stock options were exercised during the three or nine months ended September 30, 2010. All stock options fully vested in January 2009 and expired in January 2011. As such, the Company did not recognize any compensation expense related to stock options during the three and nine months ended September 30, 2011 and 2010.

The following is a summary of option activity under the 2005 Plan from January 1, 2011 through September 30, 2011:

				Weighted
			Weighted	Average
		Weighted	Average	Grant-date	Aggregate
	Shares	Average	Remaining	Fair Value	Intrinsic
	Covered by	Exercise	Contractual	of Options	Value
	Options	Price	Life	Granted	($000)

Outstanding at the beginning of the period, January 1, 2011	376,353	$21.00
Exercised	(36,001)	$21.00
Expired	(340,352)	$21.00

Outstanding and exercisable at the end of the period, September 30, 2011	—	$—	—	$—	$—

As of September 30, 2011, an aggregate of 855,476 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.
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
The following table provides an analysis of SARs granted in 2011, 2010, 2009, 2008 and 2007:

	2011 Grant	2010 Grants	2009 Grant	2008 Grants	2007 Grant
Grant date	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding at September 30, 2011	238,837	223,731	227,190	157,078	11,100
Weighted average exercise price	$24.45	$12.95	$6.71	$20.80	$29.49
Contractual term	7 years	7 years	7 years	7 years	7 years

September 30, 2011 SARs Black-Scholes-Merton valuation components:
Stock volatility range	70.7% — 73.0%	73.0% — 75.8%	63.3% — 75.8%	65.3%	63.3%
Expected life range	3.6 — 4.6 years	2.8 — 3.6 years	2.2 — 2.9 years	1.8 — 2.4 years	1.2 years
Risk free interest rate range	0.4% — 1.0%	0.4%	0.3%	0.3%	0.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	2.0%	2.0%	2.0%	2.0%	2.0%
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
The Company recognized compensation income of $3.1 million and expense of $1.5 million during the three months ended September 30, 2011 and 2010, respectively, related to SARs granted under the 2005 Plan. The Company recognized compensation income of $1.1 million and expense of $2.4 million during the nine months ended September 30, 2011 and 2010, respectively, related to SARs granted under the 2005 Plan.

The following is a summary of SARs activity under the 2005 Plan from January 1, 2011 through September 30, 2011:

			Weighted
	Stock	Weighted	Average	Weighted	Aggregate
	Appreciation	Average	Remaining	Average	Intrinsic
	Rights	Exercise	Contractual	Fair Value	Value
	(SARs)	Price	Life	of SARs	($000)

Outstanding at the beginning of the period, January 1, 2011	711,353	$12.68
Cancelled / Forfeited	(8,620)
Granted	242,041	$24.45
Exercised	(86,838)

Outstanding at the end of the period, September 30, 2011	857,936	$16.16	62 months	$6.78	$2,506(	1)

Exercisable at the end of the period, September 30, 2011	334,237	$13.10	52 months	$7.43	$1,479(	1)

(1)
Based on the closing market price of $15.38 per share of the Company’s common stock on September 30, 2011, SARs granted in 2007, 2008 and 2011 have no intrinsic value and the SARs granted in 2009 and 2010 have a total intrinsic value of $2.5 million, of which $1.5 million relates to SARs that are exercisable.

As of September 30, 2011, unrecognized compensation costs related to the unvested portion of stock appreciation rights were estimated to be $1.7 million and were expected to be recognized over a weighted average period of 24 months.
Note 17 — Related Party Transactions
Agreements with ACF
The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder (through IELP) and chairman of the Company’s board of directors:
Manufacturing Services Agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. In both the three months ended September 30, 2011 and 2010, ARI purchased inventory of less than $0.1 million of components from ACF. In the nine months ended September 30, 2011 and 2010, ARI purchased inventory of $0.1 million and $1.1 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
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
Railcar Services Agreement and Fleet Services Agreement
Effective January 1, 2008, the Company entered into a fleet services agreement with ARL. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. This agreement was replaced by a new agreement, the Railcar Services Agreement, which was effective April 16, 2011. Under the Railcar Services Agreement, ARI will provide ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices (the Railcar Services Agreement). The Railcar Services Agreement has a term of three years and will automatically renew for additional one year periods unless either party provides at least sixty days written prior notice of termination. There is no termination fee if the Company elects to terminate the agreement prior to the end of the term.
For the three months ended September 30, 2011 and 2010, revenues of $6.9 million and $4.3 million were recorded under these agreements, respectively. For the nine months ended September 30, 2011 and 2010, revenues of $19.0 million and $10.3 million were recorded under these agreements, respectively. Such amounts are included under railcar services revenue from affiliates on the condensed consolidated statement of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties.
Rent and Building Services Extension Agreement
Pursuant to a rent and building services extension agreement effective December 31, 2007, ARL subleased to ARI the headquarters space owned by an entity owned by the Company’s vice chairman of the board of directors. This agreement terminated on December 31, 2010 by mutual agreement. Total fees paid to ARL under this agreement were $0.2 million and $0.5 million for the three and nine months ended September 30, 2010, respectively. The fees paid to ARL are included in selling, administrative and other costs on the condensed consolidated statement of operations.
Railcar Orders
The Company from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. ARI did not sell any railcars to ARL during the three months ended September 30, 2011. Revenue for railcars sold to ARL was $19.3 million for the three months ended September 30, 2010. Revenue for railcars sold to ARL was $1.2 million and $65.4 million for the nine months ended September 30, 2011 and 2010, respectively. Revenue for railcars sold to ARL is included under manufacturing operations revenue from affiliates on the accompanying condensed consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties.
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

Agreements with other related parties
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million, bearing interest at a rate of 4.0% with a maturity date of August 2009. Due to the temporary idling of the facility, Ohio Castings advised the partners that it was unable to pay the notes when due. The notes were renegotiated and as a result were due February 2012. Interest continued to accrue but interest payments had been deferred until August 2011. Due to the continued need to use existing funds to restart the facility, the joint venture partners and Ohio Castings renegotiated the terms of the notes during the third quarter of 2011 and the notes are now due November 2012 with interest continuing to accrue and payments now deferred until May 2012. Total amounts due from Ohio Castings under this note were $0.5 million as of both September 30, 2011 and December 31, 2010. Accrued interest on this note as of September 30, 2011 and December 31, 2010, was less than $0.1 million. The other partners in the joint venture have made identical loans to Ohio Castings. The Company, along with the other members of Ohio Castings, had guaranteed both a state loan issued to Ohio Castings by the state of Ohio and bonds payable to the state of Ohio. The state loan and bonds payable were paid off in June 2011 and December 2010, respectively, and ARI was released from the respective guarantees. The value of the guarantee of the state loan was less than $0.1 million as of December 31, 2010.
The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.4 million of principal and $5.7 million of accrued interest, both as of September 30, 2011. ARI Component’s share of the remaining commitment on these loans was $3.6 million as of September 30, 2011. See Note 8 for further information regarding this transaction and the terms of the underlying loan.
During 2010, ARI provided Axis various administrative services for an annual fee of $0.3 million, payable in equal monthly installments. During 2011, ARI has and will continue to provide Axis the same services for an annual fee of $0.3 million, payable in equal monthly installments.
Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the board of directors and became a consultant to the Company. In exchange for these services, Mr. Unger received an annual consulting fee of $135,000 and an annual director fee of $65,000 that were both payable quarterly, in advance. The Company also agreed to provide Mr. Unger with an automobile related to his role as vice chairman. Mr. Unger’s consulting agreement terminated in accordance with its terms as of April 1, 2010. In his role as consultant, Mr. Unger reported to and served at the discretion of the Company’s board of directors. Mr. Unger continues in his role as vice chairman in connection with which he is provided an annual director fee of $65,000 and an automobile allowance.
The Company leases one of its parts manufacturing facilities from an entity owned by its vice chairman of the board of directors. Expenses paid for this facility were $0.1 million for both the three months ended September 30, 2011 and 2010. Expenses paid for this facility were $0.3 million for both the nine months ended September 30, 2011 and 2010. These costs are included in manufacturing operations cost of revenue.
On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by its vice chairman of the board of directors. The lease is for ARI’s headquarters location in St. Charles, Missouri. The term under this lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.1 million and $0.4 million for the three and nine months ended September 30, 2011, respectively. These fees are included in selling, administrative and other costs on the condensed consolidated statements of operations as costs to related parties.
In June 2011, ARI entered into a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder (through IELP) and chairman of the Company’s board of directors. Under the agreement, ARI sells and MWR purchases scrap metal from several plant locations. This agreement was entered into at arm’s-length and was approved by the Company’s audit committee. For both the three and nine months ended September 30, 2011, MWR collected scrap material totaling $1.1 million. As of September 30, 2011, accounts receivable of $0.6 million were due from MWR.

Financial information for transactions with related parties
As of September 30, 2011 and December 31, 2010, accounts receivable of $3.7 million and $5.0 million, respectively, were due from related parties.
As of September 30, 2011 and December 31, 2010, interest receivable of $0.3 million and $0.2 million, respectively, were due from related parties.
As of September 30, 2011 and December 31, 2010, accounts payable of $0.5 million and $0.3 million, respectively, were due to related parties.
Cost of revenues for manufacturing operations for the three months ended September 30, 2011 and 2010 included $8.4 million and $5.0 million, respectively, in railcar products produced by joint ventures. Cost of revenues for manufacturing operations for the nine months ended September 30, 2011 and 2010 included $12.0 million and $9.2 million, respectively, in railcar products produced by joint ventures.
Inventory as of September 30, 2011, included $1.9 million of materials produced by joint ventures. Inventory as of December 31, 2010, included $0.4 million of materials produced by joint ventures. As of September 30, 2011 and December 31, 2010, all profit from related parties for inventory still on hand was eliminated.
Note 18 — Operating Segment and Sales/Credit Concentrations
ARI operates in two reportable segments: manufacturing operations and railcar services. Performance is evaluated based on revenue and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

For the Three Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2011	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$108,615	$17,169	$—	$—	$125,784
Intersegment revenues	216	50	—	(266)	—
Cost of revenues — external customers	(98,211)	(12,618)	—	—	(110,829)
Cost of intersegment revenues	(385)	(109)	—	494	—

Gross profit	10,235	4,492	—	228	14,955
Selling, administrative and other	(1,748)	(530)	(656)	—	(2,934)

Earnings (loss) from operations	$8,487	$3,962	$(656)	$228	$12,021

For the Three Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2010	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$48,404	$16,393	$—	$—	$64,797
Intersegment revenues	449	56	—	(505)	—
Cost of revenues — external customers	(49,366)	(13,141)	—	—	(62,507)
Cost of intersegment revenues	(353)	(61)	—	414	—

Gross profit (loss)	(866)	3,247	—	(91)	2,290
Selling, administrative and other	(1,590)	(638)	(4,004)	—	(6,232)

(Loss) earnings from operations	$(2,456)	$2,609	$(4,004)	$(91)	$(3,942)

For the Nine Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2011	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$271,908	$50,632	$—	$—	$322,540
Intersegment revenues	715	217	—	(932)	—
Cost of revenues — external customers	(250,892)	(38,493)	—	—	(289,385)
Cost of intersegment revenues	(831)	(227)	—	1,058	—

Gross profit	20,900	12,129	—	126	33,155
Selling, administrative and other	(4,473)	(1,504)	(8,901)	—	(14,878)

Earnings (loss) from operations	$16,427	$10,625	$(8,901)	$126	$18,277

For the Nine Months Ended	Manufacturing	Railcar	Corporate &
September 30, 2010	Operations	Services	all other	Eliminations	Totals
	(in thousands)
Revenues from external customers	$127,262	$51,011	$—	$—	$178,273
Intersegment revenues	833	273	—	(1,106)	—
Cost of revenues — external customers	(131,643)	(40,814)	—	—	(172,457)
Cost of intersegment revenues	(637)	(255)	—	892	—

Gross profit (loss)	(4,185)	10,215	—	(214)	5,816
Selling, administrative and other	(4,328)	(1,722)	(11,875)	—	(17,925)

(Loss) earnings from operations	$(8,513)	$8,493	$(11,875)	$(214)	$(12,109)

	Manufacturing	Railcar	Corporate &
As of	Operations	Services	all other	Eliminations	Totals
	(in thousands)
September 30, 2011
Total assets	$350,627	$48,935	$287,868	$—	$687,430
December 31, 2010
Total assets	$281,779	$49,133	$323,455	$—	$654,367
Manufacturing operations
Manufacturing revenues from affiliates were zero and 29.7% of total consolidated revenues for the three months ended September 30, 2011 and 2010, respectively. Manufacturing revenues from affiliates were 0.4% and 36.7% of total consolidated revenues for the nine months ended September 30, 2011 and 2010, respectively.
Manufacturing revenues from the most significant customer totaled 41.5% of total consolidated revenues for the three months ended September 30, 2011. Manufacturing revenues from the most significant customer, an affiliate, totaled 29.7% of total consolidated revenues for the three months ended September 30, 2010. Manufacturing revenues from the most significant customer totaled 21.7% of total consolidated revenues for the nine months ended September 30, 2011. Manufacturing revenues from the most significant customer, an affiliate, totaled 36.7% of total consolidated revenues for the nine months ended September 30, 2010.
Manufacturing revenues from the two most significant customers were 57.2% of total consolidated revenues for the three months ended September 30, 2011. Manufacturing revenues from the two most significant customers (including an affiliate) were 58.3% of total consolidated revenues for the three months ended September 30, 2010. Manufacturing revenues from the two most significant customers were 37.7% of total consolidated revenues for the nine months ended September 30, 2011. Manufacturing revenues from the two most significant customers (including an affiliate) were 47.1% of total consolidated revenues for the nine months ended September 30, 2010.

Manufacturing receivables from the most significant customer were 25.8% of total consolidated accounts receivable including due from related parties as of September 30, 2011. Manufacturing receivables from the most significant customer were 12.0% of total consolidated accounts receivable including due from related parties as of December 31, 2010. No other customer accounted for more than 10.0% of total consolidated accounts receivable as of September 30, 2011 and December 31, 2010.
Railcar services
Railcar services revenues from affiliates were 5.5% and 6.6% of total consolidated revenues for the three months ended September 30, 2011 and 2010, respectively. Railcar services revenues from affiliates were 5.9% and 5.8% of total consolidated revenues for the nine months ended September 30, 2011 and 2010, respectively.
No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the three and nine months ended September 30, 2011 and 2010. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of September 30, 2011 and December 31, 2010.
Note 19 — Consulting Contracts
During the first quarter of 2011, the Company entered into a technology services consulting agreement with SDS-Altaiwagon, a Russian railcar builder, to design a railcar for general service in Russia for a total contract price of $1.5 million. The technology services consulting agreement is expected to be completed during the fourth quarter of 2011.
During the second quarter of 2011, the Company entered into a consulting agreement with the Indian Railways Research Designs and Standards Organization to design and develop certain railcars for service in India for a total contract price of $9.6 million. The consulting agreement is expected to continue through 2016.
For both the three and nine months ended September 30, 2011, revenues of $1.5 million were recorded under these two consulting agreements. As of September 30, 2011, unbilled revenue of $0.8 million was due from one of the consulting agreements and deferred revenue of $0.1 million was remaining from the other consulting agreement.
Note 20 — Supplemental Cash Flow Information
ARI received interest income of $2.7 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively.
ARI paid interest expense, net of capitalized interest, of $20.6 million for both the nine months ended September 30, 2011 and 2010.
ARI paid taxes of $0.4 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively.
ARI paid $1.4 million and $0.1 million to employees related to SARs exercises during the nine months ended September 30, 2011 and 2010, respectively.
Note 21 — Subsequent Events
All subsequent events have been evaluated through the date these financial statements were available to be issued, November 1, 2011.
In October 2011, ARI, and the other partner, each advanced $0.3 million to Axis from its revolving line of credit.

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
The North American railcar market has been, and we expect it to continue to be, highly cyclical. The recent economic downturn had a negative effect on the railcar manufacturing market in which we compete, resulting in increased competition and significant pricing pressures during the past couple of years.
As of September 30, 2011, we have a backlog of approximately 7,110 railcars, including approximately 1,700 railcars that we will lease, up from a total backlog of approximately 1,050 railcars as of December 31, 2010. This is our largest backlog since June 2008. In response to increased customer demand, we have and intend to continue to increase production rates at our railcar manufacturing facilities.
Railcar loadings have continued to increase and the number of railcars in storage has continued to decrease, as reported by an independent third party industry analyst. We believe that these improvements, which may or may not continue, indicate that the railcar market has begun and may continue to improve. During the nine months ended September 30, 2011, our railcar shipments and manufacturing revenues increased as compared to the same period in the prior year and the gross profit margin at both of our segments increased. Our railcar shipments for the first nine months of 2011 have surpassed our total 2010 shipments and we currently expect the upward trend to continue for the remainder of 2011. However, we cannot assure you that the railcar market will continue to improve or that our railcar orders and shipments will continue to increase.
Our railcar services segment has experienced increased volumes at railcar repair facilities and a decrease in railcar repair projects performed at our railcar manufacturing facilities. As railcar production increases at our railcar manufacturing facilities we expect repair projects performed at these facilities to continue to decrease.

RESULTS OF OPERATIONS
Three Months ended September 30, 2011 compared to Three Months ended September 30, 2010
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Three Months Ended,
	September 30,
	2011	2010
Revenues:
Manufacturing operations	86.4%	74.7%
Railcar services	13.6%	25.3%

Total revenues	100.0%	100.0%
Cost of revenues:
Manufacturing operations	(78.1%)	(76.2%)
Railcar services	(10.0%)	(20.3%)

Total cost of revenues	(88.1%)	(96.5%)
Gross profit	11.9%	3.5%
Selling, administrative and other	(2.3%)	(9.6%)

Earnings (loss) from operations	9.6%	(6.1%)
Interest income	0.8%	1.7%
Interest expense	(3.6%)	(8.2%)
Other income	0.0%	0.0%
Loss from joint ventures	(1.7%)	(3.0%)

Earnings (loss) before income tax expense	5.1%	(15.6%)
Income tax (expense) benefit	(1.9%)	6.0%

Net earnings (loss)	3.2%	(9.6%)

Revenues
Our revenues for the three months ended September 30, 2011 increased 94.1% to $125.8 million from $64.8 million for the three months ended September 30, 2010. This increase was primarily due to increased revenues from our manufacturing operations.
Our manufacturing operations revenues for the three months ended September 30, 2011 increased 124.4% to $108.6 million from $48.4 million for the three months ended September 30, 2010. The primary reason for the increase in revenues was an increase in railcar shipments. During the three months ended September 30, 2011, we shipped approximately 1,340 railcars compared to approximately 420 railcars for the same period of 2010.
For the three months ended September 30, 2011, our manufacturing operations did not include any revenues from transactions with American Railcar Leasing LLC (ARL), compared to $19.3 million, or 29.7% of our total consolidated revenues for the three months ended September 30, 2010. ARL is an affiliated company controlled by Mr. Carl Icahn.
Our railcar services revenues for the three months ended September 30, 2011 increased 4.7% to $17.2 million compared to $16.4 million for the three months ended September 30, 2010. The increase was primarily attributable to the increased volumes at our railcar repair facilities, partially offset by decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing. For the third quarter of 2011, our railcar services revenues included $6.9 million, or 5.5% of our total consolidated revenues, from transactions with ARL, compared to $4.3 million, or 6.6% of our total consolidated revenues, for the third quarter of 2010.

Gross Profit
Our gross profit increased to $15.0 million for the three months ended September 30, 2011 from $2.3 million for the three months ended September 30, 2010. Our gross profit margin increased to 11.9% for the third quarter of 2011 from 3.5% for the third quarter of 2010, driven primarily by an increase in gross profit margins from our manufacturing operations.
Gross profit from our manufacturing operations increased to $10.4 million for the three months ended September 30, 2011 compared to a loss of $1.0 million for the three months ended September 30, 2010. Gross profit margin increased to 9.6% for the three months ended September 30, 2011 compared to a loss of 2.0% for the three months ended September 30, 2010. These increases were due primarily to increased railcar shipments, improved pricing and leverage created by larger volumes.
Gross profit from our railcar services operations increased to $4.6 million for the three months ended September 30, 2011 compared to $3.3 million for the three months ended September 30, 2010 primarily attributable to increased efficiencies due to a more favorable mix of work. Gross profit margin for our railcar services operations increased to 26.5% for the three months ended September 30, 2011 from 19.8% for the three months ended September 30, 2010. The increase was primarily attributable to an increase in volumes and efficiencies at our railcar repair facilities partially offset by a decrease in railcar repair projects performed at our railcar manufacturing facilities.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses decreased to $2.9 million for the third quarter of 2011 compared to $6.2 million for the third quarter of 2010. The decrease of $3.3 million was primarily attributable to a decrease of $3.4 million in stock-based compensation, as described below, partially offset by an increase in outside services.
Stock based compensation decreased due to fluctuations in our stock price in the third quarter of 2011 compared to the same period for 2010, partially offset by the SARs granted during 2011. For the third quarter of 2011, we recognized income related to stock based compensation of $2.3 million compared to stock based compensation expense of $1.1 million for the same period in 2010.
Interest Expense and Income
Net interest expense for the three months ended September 30, 2011 was $3.5 million, representing $4.5 million of interest expense and $1.0 million of interest income, compared to $4.3 million of net interest expense for the three months ended September 30, 2010, representing $5.3 million of interest expense and $1.0 million of interest income. Interest expense decreased primarily due to an increase in the amount of capitalized interest related to our Unsecured Senior Fixed Rate Notes recorded for the investment in our joint venture for the three months ended September 30, 2011.
Other Income
Other income of less than $0.1 million was recognized for both the third quarter of 2011 and 2010.
Loss from Joint Ventures
Our joint venture losses increased to $2.2 million for the three months ended September 30, 2011 compared to a loss of $1.9 million for the three months ended September 30, 2010. This was primarily attributable to our share of Ohio Castings Company, LLC (Ohio Castings) losses increasing $0.3 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to the initial costs of resuming production. The remaining increase is due to our share of Amtek Railcar Industries Private Limited’s (Amtek Railcar) losses increasing $0.3 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. These increases were partially offset by a $0.3 million and $0.1 million decrease in Axis LLC’s (Axis) and US Railcar LLC’s (USRC) losses, respectively, compared to the three months ended September 30, 2010. Axis’ losses decreased as production levels continued to ramp up, decreasing inefficiencies. USRC’s losses decreased due to its dissolution in 2010.

Income Tax (Expense) Benefit
Our income tax expense for the three months ended September 30, 2011 was $2.4 million, or 36.9% of our earnings before income taxes, compared to an income tax benefit of $3.9 million for the three months ended September 30, 2010, or 38.4% of our loss before income taxes. The change in our effective tax rate is primarily due to foreign joint venture losses not being benefitted and projected federal tax credits. According to the accounting rules, the tax rate could, and likely will, continue to fluctuate on a quarterly basis depending on the mix of income or loss in the US versus foreign and any changes in estimates.
Nine Months ended September 30, 2011 compared to Nine Months ended September 30, 2010
The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	For the Nine Months Ended,
	September 30,
	2011	2010
Revenues:
Manufacturing operations	84.3%	71.4%
Railcar services	15.7%	28.6%

Total revenues	100.0%	100.0%
Cost of revenues:
Manufacturing operations	(77.8%)	(73.8%)
Railcar services	(11.9%)	(22.9%)

Total cost of revenues	(89.7%)	(96.7%)
Gross profit	10.3%	3.3%
Selling, administrative and other	(4.6%)	(10.1%)

Earnings loss from operations	5.7%	(6.8%)
Interest income	0.9%	1.5%
Interest expense	(4.7%)	(9.0%)
Other income	0.0%	0.2%
Loss from joint ventures	(2.2%)	(3.3%)

Loss before income tax expense	(0.3%)	(17.4%)
Income tax benefit	0.2%	6.7%

Net loss	(0.1%)	(10.7%)

Revenues
Our revenues for the nine months ended September 30, 2011 increased 80.9% to $322.5 million from $178.3 million for the nine months ended September 30, 2010. This increase was primarily due to increased revenues from our manufacturing operations, partially offset by decreased revenues from our railcar services segment.
Our manufacturing operations revenues for the nine months ended September 30, 2011 increased 113.7% to $271.9 million from $127.3 million for the nine months ended September 30, 2010. The primary reason for the increase in revenues was an increase in railcar shipments. During the nine months ended September 30, 2011, we shipped approximately 3,060 railcars compared to approximately 1,130 railcars for the same period of 2010.
For the nine months ended September 30, 2011, our manufacturing operations included $1.2 million, or 0.4%, of our total consolidated revenues, from transactions with ARL, compared to $65.4 million, or 36.7% of our total consolidated revenues for the nine months ended September 30, 2010.
Our railcar services revenues for the nine months ended September 30, 2011 decreased to $50.6 million compared to $51.0 million for the nine months ended September 30, 2010. The decrease was primarily attributable to the decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing, partially offset by an increase in revenues at our railcar repair facilities. For the nine months ended September 30, 2011, our railcar services revenues included $19.0 million, or 5.9% of our total consolidated revenues, from transactions with ARL, compared to $10.3 million, or 5.8% of our total consolidated revenues, from transactions with affiliates, for the nine months ended September 30, 2010.

Gross Profit
Our gross profit increased to $33.2 million for the nine months ended September 30, 2011 from $5.8 million for the nine months ended September 30, 2010. Our gross profit margin increased to 10.3% for the nine months ended September 30, 2011 from 3.3% for the nine months ended September 30, 2010, driven primarily by an increase in our gross profit margins from our manufacturing operations.
Gross profit from our manufacturing operations increased to $21.0 million for the nine months ended September 30, 2011 compared to a loss of $4.4 million for the nine months ended September 30, 2010. Gross profit margin for our manufacturing operations increased to 7.7% for the nine months ended September 30, 2011 compared to a loss of 3.4% for the nine months ended September 30, 2010. These increases were primarily attributable to an increase in railcar shipments, improved pricing and leverage created by larger volumes.
Gross profit from our railcar services operations increased to $12.1 million for the nine months ended September 30, 2011 compared to $10.2 million for the nine months ended September 30, 2010 primarily due to increased efficiencies due to a more favorable mix of work. Gross profit margin for our railcar services operations increased to 24.0% for the nine months ended September 30, 2011 from 20.0% for the nine months ended September 30, 2010. The increase was primarily attributable to an increase in volumes and efficiencies at our railcar repair facilities and a decrease in railcar repair projects performed at our railcar manufacturing facilities.
Selling, Administrative and Other Expenses
Our total selling, administrative and other expenses decreased to $14.9 million for the nine months ended September 30, 2011 compared to $17.9 million for the nine months ended September 30, 2010. The decrease of $3.0 million was primarily attributable to a decrease of $2.5 million in stock based compensation, as described below, and a decrease in outside services.
Stock based compensation expense decreased due to fluctuations in our stock price for the nine months ended September 30, 2011 compared to the same period for 2010, partially offset by the SARs granted during 2011. During the nine months ended September 30, 2011, we recognized stock based compensation income of $0.7 million compared to stock based compensation expense of $1.8 million for the same period in 2010.
Interest Expense and Income
Net interest expense for the nine months ended September 30, 2011 was $12.2 million, representing $15.1 million of interest expense and $2.9 million of interest income, compared to $13.4 million of net interest expense for the nine months ended September 30, 2010, representing $16.0 million of interest expense and $2.6 million of interest income. Interest expense decreased due to an increase in the amount of capitalized interest related to our Unsecured Senior Fixed Rate Notes recorded for the investment in our joint venture for the nine months ended September 30, 2011. Interest income increased due to an increase in return on investments and loans.
Other Income
Other income of less than $0.1 million was recognized for the nine months ended September 30, 2011 as compared to $0.4 million for the nine months ended September 30, 2010 related to realized gains on the sale of common stock.
Loss from Joint Ventures
Our joint venture losses increased to $7.2 million for the nine months ended September 30, 2011 compared to $6.0 million for the nine months ended September 30, 2010. This was primarily attributable to our share of both Ohio Castings’ and Amtek Railcar’s losses increasing $0.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Ohio Castings losses increased due to the initial costs of resuming production and Amtek Railcar’s losses increased due to the continued development of its business. These increases were partially offset by our share of losses from Axis and USRC decreasing $0.1 million and $0.3 million, respectively, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Axis’ losses decreased as production levels continued to ramp up, decreasing inefficiencies. USRC’s losses decreased due to its dissolution in 2010.

Income Tax Benefit
Our income tax benefit for the nine months ended September 30, 2011 was $0.5 million, or 39.7% of our loss before income taxes, compared to $12.0 million for the nine months ended September 30, 2010, or 38.5% of our losses before income taxes. The change in our effective tax rate is primarily due to foreign joint venture losses not being benefitted and projected federal tax credits. According to the accounting rules, the tax rate, could, and likely will, continue to fluctuate on a quarterly basis depending on the mix of income or loss in the US versus foreign and any changes in estimates.
BACKLOG
We define backlog as the number and value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of September 30, 2011, our total backlog was approximately 7,110 railcars, of which approximately 5,410 railcars with an estimated value of $450.4 million were to be sold and approximately 1,700 railcars with an estimated market value of $164.9 million are orders for railcars that will be subject to lease. As of December 31, 2010, our total backlog was approximately 1,050 railcars with an estimated value of $87.6 million, all of which were to be sold.
Railcars for Sale. We estimate that, as of September 30, 2011, approximately 76% of the total number of railcars in our backlog will be sold. Approximately 28% of the total number of railcars in our backlog will be sold by the end of 2011, with the remainder in 2012. Estimated backlog value for railcars to be sold reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. We cannot guarantee that the actual revenue from these orders will equal our reported sales backlog value estimates or that our future revenue efforts will be successful.
Railcars for Lease. We estimate that, as of September 30, 2011, approximately 24% of the total number of railcars in our backlog will be leased. Approximately 3% of the total number of railcars in our backlog will be leased by the end of 2011, with the remainder in 2012. The estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized over the life of the lease and are not based on the estimated backlog value. We have firm orders to manufacture the railcars in our backlog as of September 30, 2011 that will be subject to lease.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the nine months ended September 30, 2011 and for the foreseeable future is cash on hand from the unsecured senior notes we sold in February 2007, partially offset by cash used for operations, capital expenditures and investments in and loans to our joint ventures. As of September 30, 2011, we had working capital of $368.2 million, including $284.1 million of cash and cash equivalents.

In February 2007, we issued $275.0 million of unsecured senior notes that are due in 2014 (Notes). The offering resulted in net proceeds to us of $270.7 million. The terms of the Notes contain restrictive covenants that limit our ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Based on certain financial ratios certain of these covenants, including our ability to incur additional debt, have been more restricted since the first quarter of 2010 and remain so through September 30, 2011. We were in compliance with all of our covenants under the Notes as of September 30, 2011.
During the nine months ended September 30, 2011, we contributed $2.1 million to Ohio Castings. The other partners contributed equal amounts during the nine months ended September 30, 2011.
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
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30:

2011
(in thousands)
Net cash (used in) provided by:
Operating activities	$(19,220)
Investing activities	(16,172)
Financing activities	756
Effect of exchange rate changes on cash and cash equivalents	(23)

Decrease in cash and cash equivalents	$(34,659)

Net Cash Used In Operating Activities
Our net cash used in operating activities for the nine months ended September 30, 2011 was $19.2 million. Our net loss of $0.7 million was impacted by items including but not limited to: depreciation expense of $16.9 million, joint venture losses of $7.2 million, stock based compensation of $1.1 million and other smaller adjustments. Cash used in operating activities attributable to changes in our current assets and liabilities included an increase in total accounts receivable, including from related parties, of $10.0 million and an increase in inventory of $64.6 million. Cash provided by operating activities attributable to changes in our current assets and current liabilities included an overall increase in total accounts payable, including to related parties, of $37.3 million.
The increase in total accounts receivable, including from related parties, was primarily due to an increase in railcar shipments and the timing of those shipments during the nine months ended September 30, 2011. The increase in inventory was primarily attributable to more expensive raw material purchases for specialty orders to be shipped in the fourth quarter of 2011 and an increase in certain components in anticipation of shortages. The increase in total accounts payable, including to related parties, was related to increased inventory purchases.
Net Cash Used In Investing Activities
Net cash used in investing activities was $16.2 million for the nine months ended September 30, 2011, including $11.8 million of capital expenditures for the purchase of property, plant and equipment and railcars leased to others, and $4.5 million related to loan advances and capital contributions to our joint ventures.

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
Capital expenditures for the nine months ended September 30, 2011 were $11.8 million and our current capital expenditure plans for 2011 include projects that maintain equipment, improve efficiencies, and reduce costs as well as expenditures related to manufacturing railcars for lease to others. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
Contingencies and Contractual Obligations
Refer to the updated status of contingencies and contractual obligations in Note 13 to the condensed consolidated financial statements. Except for the legal proceeding included below, our contingencies and contractual obligations did not materially change from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
On December 16, 2010, a complaint was filed by Steve Garvin, Deloris Garvin, and Garvin Enterprise, Inc. (the Plaintiffs) against the Company’s subsidiaries Southwest Steel I, LLC, Southwest Steel II, LLC and Southwest Steel III, LLC, d/b/a Southwest Steel Casting Co., in the District Court of Harris County, Texas, 295th Judicial District. On July 25, 2011, the complaint was amended to include us as a party to the litigation.  The Plaintiffs allege that we improperly used their former employees to source components from Chinese suppliers in contravention of contractual relationships among the parties and in a manner that compromised the Plaintiffs’ relationships with the Chinese suppliers.  The Plaintiffs seek direct, consequential and other damages for breach of contract, tortious interference with an existing contract, trade secret misappropriation, civil conspiracy, civil theft, conversion and unfair competition.  The Plaintiffs also seek declaratory judgment with respect to the parties’ rights under certain agreements. This lawsuit is in the discovery stage and it is not currently possible to estimate the amount of loss, if any, that could result from this case.
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
Other than the critical accounting policies included below that was updated in September 2011, there have been no material changes to the other critical accounting policies or estimates that were included in Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Revenue recognition
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Paint and lining work may be outsourced and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the independent contractor, customer acceptance and final shipment. Revenues from railcar leasing are recognized on a straight-line basis over the life of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with our contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from our plants. We do not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
We record amounts billed to customers for shipping and handling as part of sales and records related costs in cost of revenue.
We present any sales tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis.
Revenues related to consulting type contracts are accounted for under the percentage-of-completion method. Profits expected to be realized on these contracts are based on the total contract revenues and costs based on the estimate of the percentage of project completion. Revenues recognized in excess of amounts billed are recorded to unbilled revenues and included in other current assets on the condensed consolidated balance sheets. Billings in excess of revenues recognized on in-progress contracts are recorded to unbilled costs and included in other current liabilities on the condensed consolidated balance sheets. These estimates are reviewed and revised periodically throughout the term of the contracts and any adjustments are recorded on a cumulative basis in the period the revisions are made. Currently, we have two consulting contracts that are accounted for under the percentage-of-completion method.

Use of estimates
ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include, but are not limited to, deferred taxes, workers compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets, goodwill impairment, stock based compensation fair values, the reserve for warranty claims and revenue recognized under the percentage-of-completion method. Actual results could differ from those estimates.
Recent accounting pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to intangibles — goodwill and other, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. This guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We will adopt the guidance for the first quarter of 2012. The adoption of the new guidance will not have an impact on the consolidated financial statements.
In June 2011, the FASB issued authoritative guidance to amend current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance is effective for the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We plan on adopting the guidance for the first quarter of 2012. The adoption of the new guidance will not have an impact on the consolidated financial statements as it only requires a change in the format of the current presentation.

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
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Except for the legal proceeding included below, there have been no other material changes with respect to legal proceedings as previously disclosed in our 2010 Annual Report on Form 10-K.
On December 16, 2010, a complaint was filed by Steve Garvin, Deloris Garvin, and Garvin Enterprise, Inc. (the Plaintiffs) against the Company’s subsidiaries Southwest Steel I, LLC, Southwest Steel II, LLC and Southwest Steel III, LLC, d/b/a Southwest Steel Casting Co., in the District Court of Harris County, Texas, 295th Judicial District. On July 25, 2011, the complaint was amended to include us as a party to the litigation.  The Plaintiffs allege that we improperly used their former employees to source components from Chinese suppliers in contravention of contractual relationships among the parties and in a manner that compromised the Plaintiffs’ relationships with the Chinese suppliers.  The Plaintiffs seek direct, consequential and other damages for breach of contract, tortious interference with an existing contract, trade secret misappropriation, civil conspiracy, civil theft, conversion and unfair competition.  The Plaintiffs also seek declaratory judgment with respect to the parties’ rights under certain agreements.

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

AMERICAN RAILCAR INDUSTRIES, INC.
Date: November 1, 2011	By:	/s/ James Cowan
James Cowan, President and
Chief Executive Officer

	By:	/s/ Dale C. Davies
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