Form 10-K
period 2011-12-31
American Railcar Industries, Inc.
filed 2012-03-02
CIK 1344596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day or the registrant’s most recently completed second fiscal quarter was approximately $228 million, based on the closing sales price of $23.45 per share of such stock on The NASDAQ Global Select Market on June 30, 2011.

As of March 2, 2012, as reported on the NASDAQ Global Select Market, there were 21,352,297 shares of common stock, par value $0.01 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders – Items 10, 11, 12, 13 and 14.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	the impact of the recent economic downturn, adverse market conditions and restricted credit markets and the impact of the continuation of these conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business;

•	anticipated trends relating to our shipments, leasing, railcar services, revenues, financial condition or results of operations;

•	our ability to manage overhead and variations in production rates;

•	the highly competitive nature of the railcar manufacturing industry;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	the risks associated with potential joint ventures, acquisitions or new business endeavors;

•	the risks associated with international operations and joint ventures;

•	the risk of the lack of acceptance of new railcar offerings by our customers and the risk of initial production costs for our new railcar offerings being significantly higher than expected;

•	the risk of the lack of customers entering into new railcar leases;

•	the sufficiency of our liquidity and capital resources;

•	the conversion of our railcar backlog into revenues;

•	compliance with covenants contained in our unsecured senior notes;

•	the impact and anticipated benefits of any acquisitions we may complete;

•	the implementation, integration with other systems or ongoing management of our new enterprise resource planning system;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

•

the ongoing benefits and risks related to our relationship with Mr. Carl Icahn, the chairman of our board of directors and, through Icahn Enterprises L.P. (IELP), our principal beneficial stockholder, and certain of his affiliates.

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

Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

Our primary customers include companies that purchase railcars for lease by third parties, or leasing companies, industrial companies and those that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base, we believe our integrated railcar repair, refurbishment, engineering and fleet management services and our railcar components manufacturing business help us further penetrate the general railcar manufacturing market. In addition, we offer our customers the opportunity to lease railcars. These products and services provide us with cross-selling opportunities and insights into our customers’ railcar needs that we use to improve our products and services and enhance our reputation.

We operate in two reportable segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing, railcar leasing and railcar and industrial component manufacturing. Railcar services consist of railcar repair, refurbishment, engineering and fleet management services. Financial information about our business segments for the years ended December 31, 2011, 2010 and 2009 is set forth in Note 21 of our Consolidated Financial Statements.

We were incorporated in Missouri in 1988, reincorporated in Delaware in January 2006 and reincorporated again in North Dakota in June 2009. Unless the context otherwise requires, references to “our company,” “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.

ADDITIONAL INFORMATION

Our principal executive offices are located at 100 Clark Street, St. Charles, Missouri, 63301, our telephone number is (636) 940–6000 and our website is http://www.americanrailcar.com.

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. The SEC maintains a website http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual, quarterly and current reports, Audit Committee Charter, Code of Business Conduct and Code of Ethics for Senior Financial Officers are available on our website http://www.americanrailcar.com or free of charge by contacting our Investor Relations Department at American Railcar Industries, Inc., 100 Clark Street, St. Charles, Missouri, 63301.

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

At our Paragould, Arkansas manufacturing plant, we primarily manufacture hopper railcars, but have the ability to manufacture many other types of railcars. At our Marmaduke, Arkansas manufacturing plant, we primarily manufacture tank railcars, but have the ability to produce other railcar types.

Our operations include two railcar manufacturing plants; three sub-assembly and fabrication facilities; three railcar and industrial component manufacturing facilities; six railcar repair plants; and ten mobile repair and mini-shop locations. Our services business has grown to include online access by customers, remote fleet management, expanded painting, lining and cleaning offerings, regulatory consulting and engineering support.

We are party to three joint ventures. Our Ohio Castings Company, LLC (Ohio Castings) joint venture manufactures various railcar parts for sale, through one of the joint venture partners, to third parties and the other joint venture partners. Ohio Castings was temporarily idled in June 2009 due to the weak railcar market; however, it resumed production and began shipping product during the third quarter of 2011. Our Axis, LLC (Axis) joint venture manufactures and sells axles to two joint venture partners for use and distribution both domestically and internationally. Axis began production in the third quarter of 2009. Our Amtek Railcar Industries Private Limited (Amtek Railcar) joint venture will manufacture and sell railcars for distribution to third parties in India following the construction of its manufacturing facility. For further discussion of our joint ventures refer to Note 11 to our Consolidated Financial Statements.

OUR PRODUCTS AND SERVICES

We design, manufacture and sell special, customized and general-purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. In addition, we offer railcars for lease. We also support the railcar industry through a variety of integrated railcar services, including repair, maintenance, consulting, engineering and fleet management services.

Manufacturing Operations

We primarily manufacture two types of railcars, hopper railcars and tank railcars, but have the ability to produce additional railcar types. We offer our customers the option to buy or lease railcars. We also manufacture various components for railcar and industrial markets.

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

Our hopper railcars are specifically designed for shipping a variety of dry bulk products, from light density products, such as plastic pellets, to high-density products, such as cement and sand. Depending upon the equipment on the railcars, they can operate in a gravity, positive pressure or vacuum pneumatic unloading environment. Since its introduction, we have improved our CenterFlow® line of hopper railcars to provide protection for a wide range of dry bulk products and to enhance the associated loading, unloading and cleaning processes. Examples of these improvements include new designs of the shape of the railcars, joint designs, outlet mounting frames, loading hatches, discharge outlets and rotary-dump, which enhance the cargo loading and unloading processes.

We have several versions of our hopper railcar that target specific customers and specific loads, including:

•

Grain Railcars. These railcars are a large group of hopper railcars within our general service hopper railcar product offering. These grain railcars service the food markets. For example, these railcars carry shipments of grain to animal feedstock processing plants, grain mills and ethanol facilities.

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

•	Ore Railcars. These railcars are designed to transport heavy ore mineral loads, and may be either bottom or rotary-dumped.

•	Specialized Railcars. Custom-designed to meet unique load/unload/transportation requirements for high-value specialty products.

Tank railcars

We manufacture non-pressure and high pressure tank railcars at our Marmaduke complex. Our tank railcars are designed to enable the handling of a variety of commodities including petroleum products, ethanol, asphalt, vegetable oil, corn syrup and other food products. Our high pressure tank railcars transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Our pressure tank railcars feature a thicker pressure retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that provides improved drainage. Many of our tank railcars feature coils that are steam-heated to decrease cargo viscosity, which speeds unloading. We can alter the design of our tank railcars to address specific customer requirements and we also offer to apply linings to tank railcars.

Other railcar types

We have the ability to produce other railcar types including intermodal, gondola and iron ore railcars with bottom and rotary discharge.

Railcar leasing

Customers may lease our railcars through various leasing options, including full service leases. Maintenance of leased railcars could be provided, in part, through our railcar repair and refurbishment facilities.

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

Consulting agreements

We have used some of our engineering workforce for certain international engineering consulting projects in 2011. We entered into a consulting agreement with a company in Russia to design railcars and a railcar facility. We entered into a second consulting agreement with the Indian Railways Research and Design Standards Organization to design and develop certain railcars.

Railcar Services

Our railcar services group focuses on repair services, engineering and field services, and fleet management services. Our primary customers for services provided by this group are leasing companies and shippers of tank and specialty hopper railcars. Our service offerings cover entire railcar fleets, including equipment manufactured by other companies. Railcar services provide insight into our customers’ railcar needs. We use this knowledge to improve service and product offerings.

Repair Services

This component of our business includes our full service repair and refurbishment plants, which are strategically located to serve our customers. Our repair plants have full cleaning, interior and exterior coating, heavy repair / rebuilding, and non-destructive testing capabilities. We have the capacity to handle large reassignment projects, heavy wreck repair, and conversions to make, or keep, railcars regulatory compliant.

Engineering and Field Services

We offer a wide array of engineering services including failure analysis, retrofit drawings, procedure preparation, regulatory compliance assistance, trouble shooting and railcar inspections. This line of business also includes our mobile units and mini shops. Working together with our mobile / mini shop network, our engineers are able to quickly resolve railcar maintenance and regulatory compliance issues. Information learned in the field is used to educate other aspects of our business allowing us to recognize and address maintenance and compliance issues that affect our customers’ fleets.

Fleet Management Services

Our fleet management business includes maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes and online service access. We manage and monitor maintenance activities to assure that all maintenance is performed in approved facilities and in compliance with regulations. We use data collected from these activities to reduce fleet downtime and to minimize maintenance cost.

SALES AND MARKETING

We utilize an integrated sales and marketing effort to coordinate relationships in our manufacturing and services operations. We sell and market our products and services in North America through our sales and marketing staff, including sales representatives who sell directly to customers and catalogs through which our customers have access to our railcar and industrial components. Our marketing activities also include participation in trade shows, participation in industry forums and distribution of sales literature. In addition, American Railcar Leasing LLC (ARL) markets our railcars for sale or lease and acts as our manager to lease railcars on our behalf for a fee. ARL is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder.

In 2011, sales to our top ten customers accounted for approximately 77% of our revenues. In 2011, our top three customers, CIT Group, Inc; Banc of America Leasing and Capital LLC; and First Union Rail Corporation, accounted for approximately 34%, 12% and 7% of our consolidated revenues, respectively.

BACKLOG

We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of December 31, 2011, our total backlog was approximately 6,530 railcars, of which approximately 4,330 railcars with an estimated value of $398.6 million were to be sold and approximately 2,200 railcars with an estimated market value of $223.0 million are orders for railcars that will be subject to lease. As of December 31, 2010, our total backlog was approximately 1,050 railcars with an estimated value of $87.6 million, all of which were sold.

Railcars for Sale. We estimate that, as of December 31, 2011, approximately 66% of the total number of railcars in our backlog will be sold during 2012.

Railcars for Lease. We estimate that, as of December 31, 2011, approximately 31% and 3% of the total number of railcars in our backlog will be leased during 2012 and 2013, respectively. We have firm orders to manufacture the railcars in our backlog, as of December 31, 2011 that will be subject to lease.

The following table shows our reported railcar backlog and estimated future revenue value attributable to such backlog at the end of the periods shown. The reported backlog includes railcars relating to purchase or lease obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog.

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
Railcar backlog at January 1	1,050	550
New railcars delivered	(5,230)	(2,090)
New railcar orders	10,710	2,590

Railcar backlog at December 31	6,530	1,050

Estimated railcar backlog value at end of period (in thousands) (1)	$621,553	$87,573

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in our customer contracts. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.

Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay railcars in our backlog from being shipped and converted into revenue. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all.

SUPPLIERS AND MATERIALS

Our business depends on the adequate supply of numerous railcar components, including railcar wheels, brakes, axles, bearings, yokes, tank railcar heads, sideframes, bolsters and other heavy castings, and raw materials, such as steel and normalized steel plate, used in the production of railcars. Due to our vertical integration efforts, including through our involvement in joint ventures, we are currently able to produce axles, castings and tank railcar heads and assemble wheel sets, along with numerous other railcar components.

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

In 2011, no single supplier accounted for more than 16.1% of our total purchases and our top ten suppliers accounted for approximately 60% of our total purchases.

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

Castings

Heavy castings that we use in our railcar manufacturing primarily include bolsters, sideframes, couplers and yokes. These castings form part of the truck assemblies and running gears upon which railcars are mounted and coupled together. We obtained a significant portion of our castings requirements from our joint venture, Ohio Castings, until production was temporarily idled in June 2009. When production idled, we purchased all of our castings requirements from third party vendors. Ohio Castings resumed shipping product in the third quarter of 2011, which has allowed us to obtain a significant portion of our castings requirement from our joint venture since that time.

Wheels and brakes

In the past, there have been supply constraints and shortages of wheels and brakes used in railcar manufacturing. Currently, there are a limited number of domestic suppliers for each of these components. In the past, we have also imported some wheels. We also obtain limited quantities of refurbished wheels from scrapped railcars.

Axles

Axles have historically been capacity constrained critical components of manufacturing railcars. Our joint venture, Axis, produces railcar axles and is our primary supplier.

COMPETITION

The railcar manufacturing industry has historically been extremely competitive. We compete primarily with Trinity Industries, Inc. (Trinity), The Greenbrier Companies, Inc. (Greenbrier) and National Steel Car Limited (National Steel) in the hopper railcar market and with Trinity, Greenbrier and Union Tank Car Company (Union Tank) in the tank railcar market. Competitors have expanded and may continue to expand their capabilities into our core railcar markets.

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

We also experience intense competition in our railcar leasing business from railcar manufacturers, banks and other financial institutions. We are competing with certain of our significant customers through our entry into the railcar leasing market. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleet, competing directly with our new railcar leasing business and with leasing companies.

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

EMPLOYEES

As of December 31, 2011, we had 2,413 full-time employees in various locations throughout the United States and Canada, of which 14.3% were covered by domestic collective bargaining agreements at two of our repair facilities and at our Texas steel foundry.

REGULATION

The Federal Railroad Administration (FRA) administers and enforces U.S. Federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for railcars and other rail equipment used in interstate commerce. The Association of American Railroads (AAR) promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar manufacturers and component manufacturers that provide equipment for use on railroads in the United States. New products must generally undergo AAR testing and approval processes. Because of these regulations, we must maintain certifications with the AAR as a railcar manufacturer, and products that we sell must meet AAR and FRA standards. We must comply with the rules of the U.S. Department of Transportation and we are subject to oversight by Transport Canada that also requires certification. To the extent that we expand our business internationally, we will increasingly be subject to the regulations of other non-U.S. jurisdictions.

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

We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our financial condition or results of operations.

Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could materially adversely affect our business, financial condition and operations. In addition, we have historically conducted investigation and remediation activities at properties that we own to address historic contamination. To date, such costs have not been material. Although we believe we have satisfactorily addressed all known material contamination through our remediation activities, there can be no assurance that these activities have addressed all historic contamination. The discovery of past contamination or the release of hazardous substances into the environment at our current or formerly owned or operated facilities could require us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business.

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

Item 1A: Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The highly cyclical nature of the railcar industry and restricted credit markets may result in lower revenues during economic downturns.

The North American railcar market has been, and we expect it to continue to be, highly cyclical resulting in volatility in demand for our products and services. Though we have seen improvements in the railcar market in 2011, these improvements may or may not continue.

Although the railcar market is beginning to recover, the recent economic downturn adversely affected the overall railcar industry. Sales of our railcars and other products slowed significantly in 2010 resulting in decreased production rates. For example, from the last half of 2007 through 2010, we experienced a decrease in demand and an increase in pricing pressures in our railcar markets, and saw our new railcar orders fluctuate from approximately 2,510 in 2007, to approximately 280 in 2008, none in 2009 and approximately 2,590 in 2010.

Currently, we estimate that approximately 97% of our December 31, 2011 backlog will be shipped during 2012. As a result, our failure to obtain new orders would materially adversely affect our business, financial condition and results of operations. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services.

Most of the end users of our railcars that we sell acquire them through leasing arrangements with our leasing company customers. The recent economic downturn and restricted credit markets have resulted in stricter borrowing conditions and, in some cases, higher interest rates for new borrowings, either of which could increase the cost of, or potentially deter, new leasing arrangements. These factors have caused and could cause in the future our leasing company customers to purchase fewer railcars, which could materially adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry and we may be unable to compete successfully, which could materially adversely affect our business, financial condition and results of operations.

We face intense competition in all of our markets. In our railcar manufacturing business we have four primary competitors. Any of these competitors may, from time to time, have greater resources than we do. Our current competitors may increase their participation in, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry, which has been exacerbated by the recent economic downturn, has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars. These pressures may intensify if consolidation among our competitors occurs. If we produce any types of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type.

We also have intense competition in our railcar leasing business from railcar manufacturers, banks and other financial institutions. We are competing with certain of our significant customers through our entry into the railcar leasing market. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleet, competing directly with our new railcar leasing business and with leasing companies.

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

We depend upon a small number of customers that represent a large percentage of our revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer’s inability to pay us in a timely manner could materially adversely affect our business, financial condition and results of operations.

Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Our top ten customers represented approximately 78%, 76% and 89% of our total consolidated revenues in 2011, 2010 and 2009, respectively. Moreover, our top three customers accounted for approximately 53%, 58% and 84% of our total consolidated revenues in 2011, 2010 and 2009, respectively. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could materially adversely affect our business, financial condition and results of operations. If one of our significant customers was unable to pay due to financial condition, it could materially adversely affect our business, financial condition and results of operations.

The level of our reported railcar backlog may not necessarily indicate what our future revenues will be and our actual revenues may fall short of the estimated revenue value attributed to our railcar backlog.

We define backlog as the number of railcars to which our customers have committed in writing to purchase or lease from us that have not been shipped. The estimated backlog value in dollars is the anticipated revenue on the railcars included in the backlog for purchase and the estimated fair market value of the railcars included in the backlog for lease, though actual revenues for these leases are recognized per the terms of the lease. Our competitors may not define railcar backlog in the same manner as we do, which could make comparisons of our railcar backlog with theirs misleading. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay our railcar backlog from being converted into revenues. Our reported railcar backlog may not be converted into revenues in any particular period, if at all, and the actual revenues from such sales may not equal our reported estimates of railcar backlog value.

The cost of raw materials and components that we use to manufacture railcars, particularly steel, are subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials could materially adversely affect our business, financial condition and results of operations.

The cost of raw materials, including steel, and components, including scrap metal, used in the production of our railcars, represents more than half of our direct manufacturing costs per railcar. We have provisions in our current railcar manufacturing orders that allow us to pass on to our customers price fluctuations in and surcharges related to certain raw materials, including steel, as well as certain components. The number of customers to which we are not able to pass on price increases may increase in the future, and any such increase could adversely affect our operating margins and cash flows. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars, could materially adversely affect our business, financial condition and results of operations. Such price increases could reduce demand for our railcars. If we are not able to pass on price increases to our customers, we may lose railcar orders or enter into contracts with less favorable contract terms, any of which could materially adversely affect our business, financial condition and results of operations.

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

Our railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, bearings, yokes, sideframes, bolsters and other heavy castings. Some of these components are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components as reliable suppliers could reach capacity production levels. Supply constraints in our industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use. In addition, we do not carry significant inventories of certain components and procure many of our components on an as needed basis. In the event that our suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that we use, or refuse to do business with us for any reason, our business would be disrupted. Our inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially adversely affect our business, financial condition and results of operations.

If any of our significant suppliers of railcar components were to shut down operations, our business and financial results could be materially adversely affected as we may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.

Our relationships with our joint ventures could be unsuccessful, which could materially adversely affect our business.

We have entered into several joint venture agreements with other companies to increase our sourcing alternatives, reduce costs, and to produce new railcars. We may seek to expand our relationships or enter into new agreements with other companies. If our joint venture partners are unable to fulfill their contractual obligations or if these relationships are otherwise not successful in the future, our manufacturing costs could increase, we could encounter production disruptions, growth opportunities could fail to materialize, or we could be required to fund such joint ventures in amounts significantly greater than initially anticipated, any of which could materially adversely affect our business.

To the extent we expand internationally, through joint ventures or otherwise, we will increase our exposure to international economic and political risks.

Conducting business outside the U.S., for example through our joint venture in India, subjects us to various risks, including changing economic, legal and political conditions, work stoppages, exchange controls, currency fluctuations, terrorist activities directed at U.S. companies, armed conflicts and unexpected changes in the U.S. and the laws of other countries relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Some foreign countries in which we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacturing. If our joint venture fails to obtain and maintain certifications of its railcars and railcar parts in the country where it may operate, it may be unable to market and sell its railcars in that country.

In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit the joint venture’s operations and make the manufacturing and distribution of its products internationally more difficult. Furthermore, any material changes in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by non-U.S. governments and their respective agencies could adversely affect the joint venture’s ability to import railcar parts or manufacture railcars. The uncertainty of the legal environment or geo-political risks in countries such as India could also limit our ability to enforce effectively our rights related to our investment in our international joint venture. Because we have operations outside the U.S., we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. The failure to comply with laws governing international business practices may result in substantial penalties and fines. Any international expansion or acquisition that we undertake could amplify these risks related to operating outside of the U.S.

We may pursue joint ventures, acquisitions or new business endeavors that involve inherent risks, any of which may cause us not to realize anticipated benefits and we may have difficulty integrating the operations of any companies that we acquire, joint ventures that we form, or new business endeavors, which could materially adversely affect our results of operations.

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

Our failure to identify suitable joint venture, acquisition opportunities or new business endeavors may restrict our ability to grow our business. If we are successful in pursuing such opportunities, we may be required to expend significant funds, incur additional debt or issue additional securities, which could materially adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures.

If any of our joint ventures generate significant losses, it could adversely affect our results of operations. For example, if our Axis joint venture is unable to operate as anticipated, incurs significant losses or otherwise is unable to honor its obligation to us under the Axis loan, our financial results or financial position could be materially adversely affected.

Our failure, or the failure of our joint ventures, to complete capital expenditure projects on time and within budget, or the failure of these projects, once constructed, to operate as anticipated could materially adversely affect our business, financial condition and results of operations.

Construction plans we may have from time to time, and the current and any future construction plans of our joint ventures are subject to a number of risks and contingencies over which we may have little control and that may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once constructed. If these capital expenditure projects do not achieve the results anticipated, we may not be able to satisfy our operational goals on a timely basis, if at all. If we or our joint ventures are unable to complete the construction of any of such capital expenditure projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated, our business, financial condition and results of operations could be materially adversely affected. For example, if Amtek Railcar is unable to start up operations effectively and in a timely manner or incurs significant losses at the onset of operations, our results of operations or financial condition could be materially adversely impacted.

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

An interruption in manufacturing capabilities at our complexes in Paragould or Marmaduke or at any of our component manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of our railcars or railcar and industrial components, which could alter the scheduled delivery dates to our customers and affect our production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to our reputation with our customers and in the railcar industry, all of which could materially adversely affect our business, financial condition and results of operations.

All of our facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornados or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of our facilities, which could materially adversely affect our business, financial condition or results of operations.

Our entry into the railcar leasing market may use significant amounts of cash and we may be unable to re-market railcars from expiring leases on favorable terms, which could adversely affect our business, financial condition and results of operations.

We will utilize existing cash to manufacture railcars we lease to customers, while cash from lease revenues will be received over the term of the lease or leases relating to those railcars. Depending upon the number of railcars that we lease and the amount of cash used in other operations, our cash balances could be depleted, which may limit our ability to support operations, maintain or expand our existing business, or take advantage of new business opportunities. We could also experience defaults on leases that could further constrain cash.

The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could materially adversely affect our business, financial condition and results of operations. Our ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, and the availability in the market of other used or new railcars.

A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand shorter lease terms or newer railcars, requiring us to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.

We are subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our failure to comply, with such requirements could materially adversely affect our business, financial condition and results of operations.

We are subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment; the management, use, processing, handling, storage, transport or disposal of hazardous materials; or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and may expose us to liability for the conduct of others or for our actions that complied with all applicable laws at the time these actions were taken. They may also expose us to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials. Despite our intention to be in compliance, we cannot guarantee that we will at all times comply with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could materially adversely affect our business, financial condition and results of operations.

Our failure to maintain and comply with environmental permits that we are required to maintain could result in fines, penalties or other sanctions and could materially adversely affect our business, financial condition and results of operations. Future events, such as new environmental regulations, changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could materially adversely affect our business, financial condition and results of operations.

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

The variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly and annual results.

Railcar sales comprised approximately 76%, 63% and 79% of our total consolidated revenues in 2011, 2010 and 2009, respectively. Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year, as discussed above. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determines when we record the revenues associated with our railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our shipment and production schedules, which could materially adversely affect our business, financial condition and results of operations

As a result of these fluctuations, we believe that comparisons of our sales and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our future performance.

If we lose any of our executive officers or key employees, our operations and ability to manage the day-to-day aspects of our business could be materially adversely affected.

Our future performance will substantially depend on our ability to retain and motivate our executive officers or key employees, both individually and as a group. If we lose any of our executive officers or key employees, who have many years of experience with our company and within the railcar industry and other manufacturing industries, or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business could be materially adversely affected. The loss of the services of one or more of our executive officers or key employees, who also have strong personal ties with customers and suppliers, could materially adversely affect our business, financial condition and results of operations. We do not currently maintain “key person” life insurance.

Some of our railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our other employees in the future could materially adversely affect our operations.

As of December 31, 2011, the employees at our sites covered by collective bargaining agreements collectively represent approximately 14% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or employees at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.

If we face labor shortages or increased labor costs, our growth and results of operations could be materially adversely affected.

Due to the competitive nature of the labor markets in which we operate and the cyclical nature of the railcar industry, the resulting employment cycle increases our risk of not being able to retain, recruit and train the personnel we require in our railcar manufacturing and other businesses, particularly in periods of economic expansion. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could materially adversely affect our businesses, financial condition and results of operations.

Changes in assumptions or investment performance related to pension and other postretirement benefit plans that we sponsor could materially adversely affect our business, financial condition and results of operations.

We are responsible for making funding contributions to two pension plans and are liable for any unfunded liabilities that may exist should the plans be terminated. Under certain circumstances, such liability could be senior to our unsecured senior notes. Our liability and resulting costs for these plans may increase or decrease based upon a number of factors, including actuarial assumptions used, the discount rate used in calculating the present value of future liabilities, and investment performance, which could materially adversely affect our business, financial condition and results of operations. There is no assurance that interest rates will remain constant or that our pension fund assets can earn the expected rate of return, and our actual experience may be significantly more negative. Our pension expenses and funding may also be greater than we currently anticipate if our assumptions regarding plan earnings and expenses turn out to be incorrect.

We also provide certain postretirement benefits for certain of our salaried and hourly employees and retirees. Our postretirement benefit obligations and related expense with respect to these postretirement benefits also increase or decrease based on several factors and could similarly materially adversely affect our business, financial condition and results of operations due to changes in these factors.

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

Complying with the covenants under our unsecured senior notes may limit our management’s discretion by restricting our ability to:

•	incur additional debt;

•	redeem our common stock;

•	enter into certain transactions with affiliates;

•	pay dividends and make other distributions;

•	make investments and other restricted payments; and

•	create liens.

Certain covenants, including those that restrict our ability to incur additional indebtedness and issue disqualified or preferred stock, become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. Any additional financing we may obtain could contain similar or more restrictive covenants. Our ability to comply with any covenants could be materially adversely affected by general economic conditions, political decisions, industry conditions and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants as they apply to us or when and if they become applicable to us. Our failure to comply with these covenants should they become applicable to us, could result in an event of default, which could materially adversely affect our business, financial condition, results of operations and liquidity.

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

Our substantial indebtedness, as a result of our outstanding unsecured senior notes, could materially adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the notes.

Our substantial indebtedness, consisting of our $275.0 million of unsecured senior notes, could have important consequences to our investors. For example, it could:

•	increase our vulnerability to general economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments of our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, among other things, our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes or acquisitions.

These consequences could materially adversely affect our business, financial condition and results of operations. Failure to comply with covenants in the indenture could result in an event of default, which, if not cured or waived, could materially adversely affect our business, financial condition and results of operations.

Despite our substantial indebtedness, we may still be able to incur substantially more debt, as may our subsidiaries, which could further exacerbate the risks associated with our substantial indebtedness.

Despite our restrictions under our unsecured senior notes, we may be able to incur future indebtedness, including secured indebtedness, and this debt could be substantial. Any additional secured borrowings by us and any borrowings by our subsidiaries would be senior to the notes. If new debt is added to our, or our subsidiaries’, current debt levels the related risks that we or they now face could be magnified.

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

Our investment activities are subject to risks that could materially adversely affect our results of operations, liquidity and financial condition.

From time to time, we may invest in marketable securities, or derivatives thereof, including higher risk equity securities and high yield debt instruments. These securities are subject to general credit, liquidity, market risks and interest rate fluctuations that have affected various sectors of the financial markets and caused overall tightening of the credit markets and declines in the stock markets. The market risks associated with any investments we may make could materially adversely affect our business, financial condition, results of operations and liquidity.

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

If ACF does not, or is unable to, honor its remedial or indemnity obligations to us regarding environmental matters, such environmental matters could materially adversely affect our business, financial condition and results of operations.

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

Our failure to comply with regulations imposed by federal and foreign agencies could materially adversely affect our business, financial condition and results of operations.

New regulatory rulings and regulations from federal or foreign regulatory agencies may impact our business, financial condition and results of operations. If we fail to comply with the requirements and regulations of these agencies that impact our manufacturing, safety and other processes we may face sanctions and penalties that could materially adversely affect our business, financial condition and results of operations.

Increasing insurance claims and expenses could lower profitability and increase business risk.

The nature of our business subjects us to product liability, property damage, and personal injury claims, especially in connection with the repair and manufacture of products that transport hazardous, toxic, or volatile materials. We maintain reserves for reasonably estimable liability claims and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. Over the last several years, insurance carriers have raised premiums for many companies operating in our industries. Increased insurance premiums may further increase our insurance expense as coverages expire or cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of our reserves. An unusually large liability claim or a series of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could materially adversely affect the cost and availability of insurance in the future.

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

Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. We cannot guarantee that we will be successful should one or more of our patents be challenged for any reason. If our patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded our products could be impaired, which could significantly impede our ability to market our products, negatively affect our competitive position and could materially adversely affect our business, financial condition and results of operations.

Our pending or future patent applications may not result in an issued patent and, if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies. The United States federal courts may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on our sales. If our intellectual property rights are not adequately protected we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share and could materially adversely affect our business, financial condition and results of operations.

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

We cannot guarantee you that our products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert our management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenues;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•	redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may be costly and time-consuming, even if possible.

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

Various factors including hostilities between the United States and a foreign power or natural disasters could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity and the energy sources we use to manufacture our railcars. Future limitations on the availability or consumption of petroleum products or an increase in energy costs, particularly electricity for plant operations, could materially adversely affect our business, financial condition and results of operations.

We may be required to reduce the value of our inventory, long-lived assets and/or goodwill, which could materially adversely affect our business, financial condition and results of operations.

We may be required to reduce inventory carrying values using the lower of cost or market approach in the future due to a decline in market conditions in the railcar business, which could materially adversely affect our business, financial condition and results of operations. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our long-lived assets or our goodwill could materially adversely affect our business, financial condition and results of operations.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 9 to our Consolidated Financial Statements, no triggering events occurred in 2011. We perform an annual goodwill impairment test as of March 1 of each year. As discussed in Note 10 to our Consolidated Financial Statements, no goodwill impairment loss was noted in 2011. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.

The use of railcars as a significant mode of transporting freight could decline, become more efficient over time, experience a shift in types of modal transportation, and/or certain railcar types could become obsolete.

As the freight transportation markets we serve continue to evolve and become more efficient, the use of railcars may decline in favor of other more economic modes of transportation. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change.

Our implementation of new enterprise resource planning (ERP) systems could result in problems that could negatively impact our business.

We are currently designing and implementing an ERP system that supports substantially all of our operating and financial functions. We could experience problems in connection with such implementation, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of ERP and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business.

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could materially adversely affect our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards, such as the Financial Accounting Standards Board, SEC, and our independent registered public accounting firm, may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

As a public company, we are required to comply with the reporting obligations of the Securities Exchange Act of 1934 (the Exchange Act) and are required to comply with Section 404 of the Sarbanes-Oxley Act. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain adequate internal controls over financial reporting, our business, financial condition, results of operations, and investors’ confidence in us, could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Our failure to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

The price of our common stock is subject to volatility.

The market price for our common stock has varied between a high closing sales price of $28.74 per share and a low closing sales price of $8.90 per share in the past twenty-four months as of December 31, 2011. This volatility may affect the price at which you could sell our common stock. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.

In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources and could harm our stock price, business, prospects, financial condition and results of operations.

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

Sales of substantial amounts of our common stock, or the perception that these sales may occur, may materially adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. Of our outstanding shares of common stock, 55.5% are beneficially owned by Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder.

Certain stockholders are contractually entitled, subject to certain exceptions, to exercise their demand registration rights to register their shares under the Securities Act of 1933. If this right is exercised, holders of any of our common stock subject to these agreements will be entitled to participate in such registration. By exercising their registration rights, and selling a large number of shares, these holders could cause the price of our common stock to decline. Approximately 11.6 million shares of common stock are covered by such registration rights.

Companies affiliated with Mr. Carl Icahn are important to our business.

We manufacture railcars and railcar components and provide railcar services for companies affiliated with Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. We are currently subject to agreements, and may enter into additional agreements, with certain of these affiliates that are important to our business. To the extent our relationships with affiliates of Mr. Carl Icahn change due to the sale of his interest in us, such affiliates or otherwise, our business, financial condition and results of operations could be materially adversely affected.

An affiliate of Mr. Carl Icahn accounted for approximately 5%, 35% and 28% of our consolidated revenues in 2011, 2010 and 2009, respectively. This revenue is currently attributable to railcar repairs and historically has been attributable to our sale of railcars to ARL, which currently purchases all of its railcar services from us, but is not required to do so in the future.

We have entered into a lease management agreement with ARL through which ARL markets our railcars for sale or lease and acts as our manager to lease railcars on our behalf for a fee. We could compete directly with ARL in our lease business if ARL provides a potential customer with better terms than what we would offer. ARL also leases railcars and therefore markets our railcars and its own railcars to the same customer base. To the extent our relationships with ARL or Mr. Carl Icahn change our business, financial condition and results of operations could be materially adversely affected.

As a public company, we may have reduced access to resources of, and benefits provided by, entities affiliated with Mr. Carl Icahn.

We believe that our relationship with entities affiliated with Mr. Carl Icahn has, in many cases, provided us with a competitive advantage in identifying and attracting partners for critical supply and buying arrangements. Specifically, Icahn Sourcing, LLC (Icahn Sourcing) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We have purchased a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those that would be achieved on a stand-alone basis.

If we were unable to participate in supply and buying group arrangements, our manufacturing costs could increase, which could materially adversely affect our business, financial condition and results of operations.

Mr. Carl Icahn exerts significant influence over us and his interests may conflict with the interest of our other stockholders.

Mr. Carl Icahn, the chairman of our board of directors, controls 55.5% of the voting power of our common stock, through IELP, and is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock.

Mr. Carl Icahn owns, controls and has an interest in a wide array of companies, some of which, such as ARL and ACF as described below, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL competes directly with our leasing customers and may compete directly with us in the railcar leasing business, and ACF has supplied us and our competitors with critical components. ACF has previously manufactured railcars for us. Mr. Carl Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be complementary to our business. Our articles of incorporation allow Mr. Carl Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us, Mr. Carl Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or you.

We are a “controlled company” within the meaning of the NASDAQ Global Select Market rules and therefore we are not subject to all of the NASDAQ Global Select Market corporate governance requirements.

As we are a “controlled company” within the meaning of the corporate governance standards of the NASDAQ Global Select Market, we have elected, as permitted by those rules, not to comply with certain corporate governance requirements. For example, our board of directors does not have a majority of independent directors, our officers’ compensation is not determined by our independent directors, and director nominees are not selected or recommended by a majority of independent directors. As a result, we do not have a majority of independent directors and we do not have a nominating committee nor do we have a compensation committee consisting of independent directors.

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

The North Dakota Publicly Traded Corporations Act, which we are governed by, was only recently enacted and, to our knowledge, no other companies are yet subject to its provisions and interpretations of its likely application are scarce. Although the North Dakota Publicly Traded Corporations Act specifically provides that its provisions must be liberally construed to protect and enhance the rights of stockholders in publicly traded corporations, this lack of predictability could be detrimental to our stockholders.

Litigation claims could increase our costs and weaken our financial condition.

We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. Adverse outcomes in some or all of these matters could result in judgments against us for significant monetary damages that could increase our costs and weaken our financial condition. We seek contractual recourse and indemnification in the ordinary course of business, maintain reserves for reasonably estimable liability, and purchase liability insurance at coverage levels based upon commercial norms in our industries in an effort to mitigate our liability exposures. Nevertheless, our reserves may be inadequate to cover the uninsured portion of claims or judgments. Any such claims or judgments could materially adversely affect our business, financial condition and results of operations.

Repercussions from terrorist activities or armed conflict could harm our business.

Terrorist activities, antiterrorist efforts, and other armed conflict involving the United States or its interests abroad may adversely affect the U.S. and global economies, potentially preventing us from meeting our financial and other obligations. In particular, the negative impacts of these events may affect the industries in which we operate. This could result in delays in or cancellations of the purchase of our products or shortages in raw materials, parts, or components. Any of these occurrences could materially adversely affect our business, financial condition and results of operations.

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our headquarters is located in St. Charles, Missouri. We lease this facility from an entity owned by Mr. James Unger, vice chairman of our board of directors, pursuant to a lease agreement that expires December 31, 2021, as described in Note 20 to our Consolidated Financial Statements.

The following table presents information about our railcar manufacturing and components manufacturing facilities as of December 31, 2011:

	September 30,	September 30,	September 30,
Location	Use	Leased or Owned	Lease Expiration Date
Paragould, Arkansas	Railcar manufacturing	Owned	N/A

Marmaduke, Arkansas	Railcar manufacturing	Owned	N/A

Jackson, Missouri	Railcar components manufacturing	Owned	N/A

Kennett, Missouri	Railcar sub-assembly and small components manufacturing	Owned	N/A

Longview, Texas	Steel foundry	Owned	N/A

St. Charles, Missouri	Aluminum foundry and machining	Leased	2/28/2016

The following table presents information about our railcar services facilities as of December 31, 2011 where we provide railcar repair, cleaning, maintenance and other services:

	September 30,	September 30,
Location	Leased or Owned	Lease Expiration Date
Longview, Texas	Owned	N/A
Goodrich, Texas	Owned	N/A
North Kansas City, Missouri	Owned	N/A
Tennille, Georgia	Owned	N/A
Milton, Pennsylvania	Owned	N/A	(1)
La Porte, Texas	Owned	N/A
Bude, Mississippi	Leased	4/30/2012	(2)
Sarnia, Ontario	Leased	10/31/2026	(3)
Gonzales, Louisiana	Leased	3/31/2013	(4)
Green River, Wyoming	Leased	12/1/2017	(5)

(1)	This facility has been idle since 2003. Effective November 1, 2011, this facility was leased to a third party for use in an unrelated industry.
(2)	The majority of the facility in Bude, Mississippi is subject to a lease from the city that automatically renews for one-year terms and contains a termination clause requiring six months advance notice. We currently intend to remain in this facility. The remaining portion of the facility in Bude, Mississippi is subject to a county lease that expires on February 28, 2014.
(3)	The land this facility is located on is subject to a lease that expires on October 31, 2026 and automatically renews for twenty years.
(4)	This facility is subject to a lease that expires on March 31, 2013.

(5)	The land this facility is located on is subject to a lease from the State that expires on December 1, 2017.

Item 3: Legal Proceedings

On December 16, 2010, a complaint was filed by Steve Garvin, Deloris Garvin, and Garvin Enterprise, Inc. (the Plaintiffs) against our subsidiaries Southwest Steel I, LLC, Southwest Steel II, LLC and Southwest Steel III, LLC, d/b/a Southwest Steel Casting Co., in the District Court of Harris County, Texas, 295th Judicial District. On July 25, 2011, the complaint was amended to include us as a party to the litigation. The Plaintiffs alleged that we improperly used their former employees to source components from Chinese suppliers in violation of contractual arrangements among the parties and in a manner that compromised the Plaintiffs’ relationships with the Chinese suppliers. The case was settled and a related charge was included in our financial results as of December 31, 2011.

We are from time to time party to various other legal proceedings arising out of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We believe that there are no proceedings pending against us that, were the outcome to be unfavorable, would materially adversely affect our business, financial condition and results of operations.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Select Market under the symbol ARII since January 20, 2006. There were approximately 11 holders of record of common stock as of February 26, 2012 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker.

The following table shows the price range of our common stock by quarter for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,
	Prices
Year Ended December 31, 2011	High	Low
Quarter ended March 31, 2011	$25.09	$18.36
Quarter ended June 30, 2011	28.74	18.89
Quarter ended September 30, 2011	26.47	13.68
Quarter ended December 31, 2011	26.26	14.49

Year Ended December 31, 2010	High	Low
Quarter ended March 31, 2010	$12.38	$8.90
Quarter ended June 30, 2010	19.03	12.06
Quarter ended September 30, 2010	16.13	10.39
Quarter ended December 31, 2010	22.31	15.01

Year Ended December 31, 2009	High	Low
Quarter ended March 31, 2009	$11.44	$6.59
Quarter ended June 30, 2009	9.44	6.83
Quarter ended September 30, 2009	12.72	7.30
Quarter ended December 31, 2009	12.12	9.76

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

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934 (the Exchange Act), each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph illustrates the cumulative total stockholder return on our common stock during the period from January 20, 2006, the date our common stock began trading on the NASDAQ Global Select Market, through December 31, 2011, and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 20, 2006, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

Stock Performance Graph

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below reflects open market purchases during the three months ended December 31, 2011 of our common stock by Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder, and certain of his affiliates, each of whom may be deemed to be an “affiliated purchaser” as such term is defined in Rule 10b-18(b)(3) under the Exchange Act. The information contained in this table is based upon filings with the SEC made by Mr. Carl Icahn and his affiliates. We did not repurchase any shares of our common stock during the period covered by this annual report.

	September 30,	September 30,	September 30,	September 30,
	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—31, 2011	38,300	$15.04	—	—
November 1—30, 2011	—	—	—	—
December 1—31, 2011	—	—	—	—

Total	38,300	$15.04	—	—

(1)	No purchases were made pursuant to a publicly announced plan or program.

Item 6: Selected Consolidated Financial Data.

The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statements of operations and cash flow data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our historical consolidated financial statements not included in this filing. See “Index to Consolidated Financial Statements.”

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated statement of operations data:
Revenues
Manufacturing operations (1)	$454,167	$206,094	$365,329	$757,505	$648,124
Railcar services (2)	65,218	67,469	58,102	51,301	50,003

Total revenues	519,385	273,563	423,431	808,806	698,127
Cost of revenues
Manufacturing operations	(410,990)	(210,269)	(329,025)	(682,744)	(568,023)
Railcar services	(50,599)	(54,353)	(47,015)	(41,653)	(41,040)

Total cost of revenues	(461,589)	(264,622)	(376,040)	(724,397)	(609,063)

Gross profit	57,796	8,941	47,391	84,409	89,064
Selling, general and administrative (3)	(25,047)	(25,591)	(25,141)	(26,535)	(27,379)

Earnings (loss) from operations	32,749	(16,650)	22,250	57,874	61,685
Interest income (4)	3,654	3,519	6,613	7,835	13,829
Interest expense	(20,291)	(21,275)	(20,909)	(20,299)	(17,027)
Other (loss) income (5)	(10)	394	20,869	3,657	—
(Loss) income from joint ventures	(7,900)	(7,789)	(6,797)	718	881

Earnings (loss) before income taxes	8,202	(41,801)	22,026	49,785	59,368
Income tax (expense) benefit	(3,866)	14,795	(6,568)	(18,403)	(22,104)

Net earnings (loss)	$4,336	$(27,006)	$15,458	$31,382	$37,264

Net earnings (loss) per common share—basic	$0.20	$(1.27)	$0.73	$1.47	$1.75
Weighted average common shares outstanding—basic	21,352	21,302	21,302	21,302	21,274
Net earnings (loss) per common share—diluted	$0.20	$(1.27)	$0.73	$1.47	$1.74
Weighted average common shares outstanding—diluted	21,352	21,302	21,302	21,302	21,357

Dividends declared per common share	$—	$—	$0.06	$0.12	$0.12

Consolidated balance sheet data:
Cash and cash equivalents	$307,172	$318,758	$347,290	$291,788	$303,882
Net working capital	364,229	362,763	374,965	376,106	380,111
Property, plant and equipment, net	194,242	181,255	199,349	206,936	175,166
Total assets	703,770	654,367	664,364	679,654	654,384
Total liabilities	393,601	346,591	328,724	364,929	363,396
Total stockholders’ equity	310,169	307,776	335,640	314,725	290,988

Consolidated cash flow data:
Net cash provided by (used in) operating activities	$28,123	$(12,141)	$84,143	$44,603	$60,219
Net cash used in investing activities	(40,460)	(16,692)	(26,842)	(54,110)	(67,434)
Net cash provided by (used in) financing activities	756	294	(1,917)	(2,564)	270,164
Effect of exchange rate changes on cash and cash equivalents	(5)	7	118	(23)	11

You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

(1)	Includes revenues from affiliates of $1.2 million, $81.9 million, $105.2 million, $182.8 million and $140.2 million in 2011, 2010, 2009, 2008 and 2007, respectively.
(2)	Includes revenues from affiliates of $24.7 million, $15.0 million, $14.4 million, $15.3 million and $16.0 million in 2011, 2010, 2009, 2008 and 2007, respectively.
(3)	Includes costs to a related party of $0.6 million in 2011, 2010, 2009, 2008 and 2007.
(4)	Includes income from related parties of $2.8 million, $2.6 million and $1.0 million in 2011, 2010 and 2009, respectively, and less than $0.1 million in 2008 and 2007.
(5)	Includes income from a related party of less than $0.1 million in 2011, 2010 and 2009 and zero in 2008 and 2007.

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

The North American railcar market has been, and we expect it to continue to be highly cyclical. We have seen consistent improvements in the railcar manufacturing market despite the recent economic downturn and restricted credit markets, though these improvements may or may not continue. Throughout 2011, railcar loadings have increased and the number of railcars in storage decreased, as reported by an independent third party industry analyst. However, we cannot assure you that the railcar market will continue to improve or that our railcar orders and shipments will continue to increase.

As of December 31, 2011, we have a backlog of approximately 6,530 railcars, up from a total backlog of approximately 1,050 railcars as of December 31, 2010. Our backlog as of December 31, 2011 included approximately 2,200 railcars that we will lease. For the year ended December 31, 2011, we had orders of approximately 10,710 railcars, the most orders we have had since 2005. In response to the increased customer demand seen in 2011, we increased production rates at our railcar manufacturing facilities and intend to continue increasing them as demand requires.

During the year ended December 31, 2011, our railcar shipments and manufacturing revenues increased compared to the same period in the prior year and the gross profit margin of both of our segments increased. Our railcar shipments of approximately 5,230 railcars in 2011 surpassed our 2010 shipments of approximately 2,090 railcars. The lower shipments in 2010 resulted from the economic downturn, which increased competition and pricing pressures. This downturn adversely affected the sales of our railcars and other products and caused us to slow our production rates in 2010 compared to 2009, resulting in a significant decrease in comparable shipments and revenues.

In 2011, our railcar services segment experienced increased volumes at railcar repair facilities and a decrease in railcar repair projects performed at our railcar manufacturing facilities. As railcar production increases at our railcar manufacturing facilities we expect repair projects performed at these facilities to decrease.

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of revenues for the periods shown. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Revenues:
Manufacturing operations	87.4%	75.3%	86.3%
Railcar services	12.6%	24.7%	13.7%

Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
Manufacturing operations	(79.1%)	(76.8%)	(77.7%)
Railcar services	(9.7%)	(19.9%)	(11.1%)

Total cost of revenues	(88.8%)	(96.7%)	(88.8%)

Gross profit	11.2%	3.3%	11.2%
Selling, general and administrative	(4.8%)	(9.4%)	(5.9%)

Earnings (loss) from operations	6.4%	(6.1%)	5.3%
Interest income	0.7%	1.3%	1.6%
Interest expense	(3.9%)	(7.8%)	(4.9%)
Other income	0.0%	0.1%	4.9%
Loss from joint ventures	(1.5%)	(2.8%)	(1.6%)

Earnings (loss) before income taxes	1.7%	(15.3%)	5.3%
Income tax (expense) benefit	(0.7%)	5.4%	(1.6%)

Net earnings (loss)	1.0%	(9.9%)	3.7%

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues

Our revenues in 2011 increased 89.9% to $519.4 million from $273.6 million in 2010. This increase was primarily due to increased revenues from our manufacturing operations, partially offset by a slight decrease in revenues from our railcar services segment.

Our manufacturing operations revenues increased 120.4% to $454.2 million in 2011 from $206.1 million in 2010. The primary reason for the increase in revenues was an increase in railcar shipments. Our shipments in 2011 were approximately 5,230 railcars compared to approximately 2,090 railcars in 2010. This increase was due to an increase in customer demand and higher production rates at our manufacturing plants. In 2011, our manufacturing operations revenues included $1.2 million, or 0.2% of our total consolidated revenues, from transactions with American Railcar Leasing LLC (ARL), compared to $81.9 million, or 29.9% of our total consolidated revenues, from transactions with ARL in 2010. ARL is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through Icahn Enterprises L.P. (IELP), our principal beneficial stockholder.

Our railcar services revenues decreased 3.3% to $65.2 million in 2011 from $67.5 million in 2010. The decrease was primarily attributable to the decreased number of railcar repair projects performed at the manufacturing facilities, as this capacity was returned to new railcar manufacturing, partially offset by an increase in revenues at our railcar repair facilities. In 2011, our railcar services revenues included $24.7 million, or 4.8% of our total consolidated revenues, from transactions with ARL, compared to $15.0 million, or 5.5% of our total consolidated revenues, in 2010.

Gross profit

Our gross profit increased to $57.8 million in 2011 from $8.9 million in 2010. Our gross profit margin increased to 11.1% in 2011 from 3.3% in 2010, driven primarily by an increase in gross profit margin from our manufacturing operations.

Gross profit from our manufacturing operations increased to $43.2 million in 2011 compared to a loss of $4.2 million in 2010. Gross profit margin for our manufacturing operations increased to 9.5% in 2011 compared to a loss of 2.0% in 2010. These increases were primarily attributable to an increase in railcar shipments, improved pricing and leverage created by higher production volumes.

Gross profit from our railcar services operations increased to $14.6 million in 2011 compared to $13.1 million in 2010 primarily due to increased efficiencies due to a more favorable mix of work. Gross profit margin for our railcar services operations increased to 22.4% in 2011 from 19.4% in 2010. The increase was primarily attributable to an increase in volumes and efficiencies at our railcar repair facilities, partially offset by a decrease in railcar repair projects performed at our railcar manufacturing facilities.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased in 2011 to $25.0 million from $25.6 million in 2010. The decrease of $0.6 million was primarily attributable to a decrease of $1.2 million in stock based compensation expense due to fluctuations in our stock price in 2011 compared to 2010, partially offset by stock appreciation rights (SARs) granted during 2011. In 2011, we recognized stock based compensation expense of $2.7 million compared to $4.0 million in 2010.

Interest expense and interest income

Net interest expense for 2011 was $16.6 million, representing $3.7 million of interest income and $20.3 million of interest expense, compared to $17.8 million of net interest expense for 2010, representing $3.5 million of interest income and $21.3 million of interest expense. Interest expense decreased due to interest that was capitalized in 2011 related to our unsecured senior notes recorded for the investment in our joint venture, which is in the development stage. Interest income increased due to an increase in return on investments and loans.

Other (loss) income

Other loss of less than $0.1 million was recognized in 2011 compared to income of $0.4 million in 2010 related to realized gains on the sale of common stock.

Loss from joint ventures

Loss from joint ventures was $7.9 million and $7.8 million for the years ended December 31, 2011 and 2010, respectively. The losses for Axis LLC (Axis) decreased as it continued to ramp-up production levels to meet demand. The losses for Ohio Castings LLC (Ohio Castings) increased slightly due to the initial costs of resuming production at Ohio Castings in 2011. The losses for Amtek Railcar Industries Private Limited (Amtek Railcar) increased due to the continued development of its business and being in the construction and development stage.

Income tax (expense) benefit

Our income tax expense in 2011 was $3.9 million, or 47.1%, of our earnings before income taxes, compared to a benefit of $14.8 million in 2010, or 35.4%, of our loss before income taxes. The effective tax rate increase was primarily attributable to not recognizing a tax benefit on foreign losses associated with our Indian joint venture, other unrecognized tax benefits and certain state tax adjustments.

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenues

Our revenues in 2010 decreased 35.4% to $273.6 million from $423.4 million in 2009. This decrease was attributable to a decrease in revenues from manufacturing operations partially offset by an increase in revenues from railcar services.

Our manufacturing operations revenues decreased 43.6% to $206.1 million in 2010 from $365.3 million in 2009. The primary reasons for the decrease in revenues were a decrease in railcar shipments and an overall decrease in average selling prices due to competitive pricing and a change in product mix. Our shipments in 2010 were approximately 2,090 railcars compared to approximately 3,690 railcars in 2009. In 2010, our manufacturing operations revenues included $81.9 million, or 29.9% of our total consolidated revenues, from transactions with ARL, compared to $105.2 million, or 24.8% of our total consolidated revenues, from transactions with ARL and ACF, in 2009. ACF Industries LLC (ACF) and ARL are affiliates of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder.

Our railcar services revenues increased 16.1% to $67.5 million in 2010 from $58.1 million in 2009. This increase was primarily attributable to higher volumes at railcar repair plants and the utilization of our railcar manufacturing facilities for railcar repair projects. In 2010, our railcar services revenues included $15.0 million, or 5.5% of our total consolidated revenues, from transactions with ARL, compared to $14.4 million, or 3.4% of our total consolidated revenues, in 2009.

Gross profit

Our gross profit decreased to $8.9 million in 2010 from $47.4 million in 2009. Our gross profit margin decreased to 3.3% in 2010 from 11.2% in 2009 primarily driven by a decrease in gross profit margin from our manufacturing operations.

Gross profit from our manufacturing operations decreased to a loss of $4.2 million in 2010 compared to a profit of $36.3 million in 2009. Gross profit margin for our manufacturing operations decreased to a loss of 2.0% in 2010 compared to a profit of 9.9% in 2009, primarily attributable to lower shipments, lower average selling prices and the impact of fixed costs in a low production environment.

Gross profit from our railcar services operations increased to $13.1 million in 2010 compared to $11.1 million in 2009. Gross profit margin for our railcar services operations increased to 19.4% in 2010 from 19.1% in 2009 primarily attributable to increased volumes at railcar repair plants and repair projects performed at our railcar manufacturing facilities.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased in 2010 to $25.6 million from $25.1 million in 2009. The increase of $0.5 million was primarily attributable to a $3.1 million increase in stock based compensation expense, partially offset by a decrease in incentive compensation, outside services and a non-recurring legal settlement recorded in 2009. The increase in stock based compensation expense was due to increased expense related to our SARs driven by an increase in the stock price in 2010 compared to 2009.

Interest expense and income

Net interest expense for 2010 was $17.8 million, representing $3.5 million of interest income and $21.3 million of interest expense, compared to $14.3 million of net interest expense for 2009, representing $6.6 million of interest income and $20.9 million of interest expense.

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

Other (loss) income

Other income of $0.4 million was recognized in 2010 related to realized gains on the sale of common stock. During 2009, we sold our investment in corporate bonds resulting in a realized gain of $23.9 million partially offset by a $2.9 million other-than-temporary impairment of common stock and a realized loss of less than $0.1 million on the sale of common stock. See further discussion of our short-term investment activity in Note 3 to our Consolidated Financial Statements.

Loss from joint ventures

Loss from joint ventures was $7.8 million in 2010 compared to $6.8 million in 2009. The $1.0 million increase was due to Axis not starting production until the last half of 2009 and operating at a low level in 2010. This was partially offset by a decrease in losses at Ohio Castings due to one-time expenses recorded in 2009 related to the plant idling. We reported a loss of $0.2 million for Amtek Railcar in 2010.

Income tax (expense) benefit

Our income tax benefit in 2010 was $14.8 million, or 35.4% of our loss before income taxes, compared to income tax expense of $6.6 million in 2009, or 29.8% of our earnings before income taxes. During 2010, we recorded a valuation allowance for a deferred tax asset that became unrealizable. We plan to file for a loss carry-back to prior years. In 2009, we recorded a one-time $1.0 million adjustment to accrued taxes due to certain tax benefits becoming recognizable.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had net working capital of $364.2 million, including $307.2 million of cash and cash equivalents. Our cash position as of December 31, 2011 consists of cash proceeds from our unsecured senior notes issued in February 2007 and overall cash provided by operations.

Outstanding and Available Debt

Unsecured senior notes

In February 2007, we issued $275.0 million of unsecured senior fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes). The offering resulted in net proceeds to us of $270.7 million. The terms of the Notes contain restrictive covenants that limit our ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. We were in compliance with all of our covenants under the Notes as of December 31, 2011.

Commencing on March 1, 2012, the redemption price is set at 101.88% of the principal amount of the Notes plus accrued and unpaid interest, and will decline to 100.0% of the principal amount of the Notes plus accrued and unpaid interest from and after March 1, 2013. The Notes are due in full plus accrued unpaid interest on March 1, 2014.

Cash Flows from Operating Activities

Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.

Our net cash provided by operating activities for the year ended December 31, 2011 was $28.1 million. Our net earnings of $4.3 million were impacted by non-cash items including depreciation and amortization expense of $22.9 million, provision for deferred income taxes of $6.5 million, joint venture losses of $7.9 million, stock based compensation of $3.5 million (relating to SARs that settle in cash) and other smaller items.

Cash used in operating activities included an increase of $13.8 million of accounts receivable (including those from affiliates), an increase of $45.8 million of inventory, partially offset by an increase of $33.5 million in accounts payable (including those to affiliates) and a decrease in income taxes receivable of $10.6 million.

The increase in accounts receivable and inventory was primarily due to increased sales and production levels in 2011 compared to 2010. The increase in accounts payable is primarily due to an increase in production and inventory levels and the timing of payments in 2011 compared to 2010.

Cash Flow from Investing Activities

Net cash used in investing activities was $40.5 million for the year ended December 31, 2011. This amount includes $35.6 million of purchases of property, plant and equipment, including lease railcars, and $4.9 million related to loan advances and capital contributions to our joint ventures. Some of these purchases are described in further detail below under “Capital Expenditures.”

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

Capital expenditures for the year ended December 31, 2011 were $35.6 million, including significant expenditures related to manufacturing railcars for lease to others, as well as costs that were capitalized for projects that maintain equipment, improve efficiencies and reduce costs.

Future Liquidity

We believe that our existing cash balance of $307.2 million will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We expect our future cash flows from operations to be impacted by the state of the credit markets and the overall economy, the number of our railcar orders and shipments and our production rates. Our future liquidity may also be impacted by the number of our new railcar orders leased versus sold.

Our operating performance may also be affected by other matters discussed under “Risk Factors,” and trends and uncertainties discussed in this discussion and analysis, as well as elsewhere in this annual report. These risks, trends and uncertainties may also materially adversely affect our long-term liquidity.

Our current capital expenditure plans for 2012 include projects that we expect will maintain equipment, improve efficiencies and reduce costs. We also plan to significantly increase our railcar lease fleet in 2012 to meet customer demand for leased railcars that have been ordered. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.

Our long-term liquidity is contingent upon future operating performance, our ability to continue to meet financial covenants under our indenture and any other indebtedness we may enter into, and our ability to repay or refinance our indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet. These capital requirements could be substantial.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of December 31, 2011, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments due by Period
Contractual Obligations	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating Lease Obligations [1]	$13,568	$1,410	$3,029	$2,702	$6,427
Senior Unsecured Notes [2]	275,000	—	275,000	—	—
Interest Payments on Senior Unsecured Notes [3]	44,686	20,625	24,061	—	—
Pension and Postretirement Funding [4]	8,541	1,363	2,679	2,992	1,507
Service Agreement	6,421	6,100	321	—	—

Total	$348,216	$29,498	$305,090	$5,694	$7,934

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.
(2)	On February 28, 2007, we issued $275.0 million of unsecured senior notes that are due on March 1, 2014.
(3)	The interest rate on these notes is 7.5%. These notes have interest payments due semiannually on March 1 and September 1 of every year.
(4)	Our pension funding commitments include minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan. Our postretirement benefits are also unfunded thus the participants and we fund benefit payments.

We have excluded from the contractual obligations table above, our gross amount of unrecognized tax benefits of $1.8 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, we reasonably expect some change to this balance of up to $1.0 million to occur within the next twelve months.

In July 2007, we entered into an agreement with Axis to purchase new railcar axles. We do not have any minimum volume purchase requirements under this agreement.

Other than operating leases, we have no other off-balance sheet arrangements.

Contingencies

We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and negligent acts, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law. Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of this property prior to its transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe that we will incur material costs in connection with any investigation or remediation activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of such remediation. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our financial condition or results of operations.

We are from time to time party to various other legal proceedings arising out of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We believe that there are no proceedings pending against us that, were the outcome to be unfavorable, would materially adversely affect our business, financial condition and results of operations.

Axis Loan

Axis entered into a credit agreement in December 2007 (as amended, the Axis Credit Agreement). During 2009, we, through our wholly-owned subsidiary, ARI Component Venture, LLC (ARI Component), and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan for $29.5 million, the then outstanding principal amount of the portion of the loan we acquired. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.4 million of principal and $5.7 million of accrued interest, both as of December 31, 2011. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.6 million as of December 31, 2011. See Note 11 to our Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

We prepare our Consolidated Financial Statements in accordance with U.S. GAAP (generally accepted accounting principles). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. A summary of our significant accounting policies are described in Note 2 to our Consolidated Financial Statements included elsewhere in this annual report. Some of these policies involve a high degree of judgment in their application. The critical accounting policies, in management’s judgment, are those described below. If different assumptions or conditions prevail, or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.

Revenue Recognition

Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with our contractual terms. Revenues for railcar maintenance services is recognized upon completion and shipment of railcars from our plants. Revenues for fleet management services is recognized as performed.

Revenues related to consulting type contracts are accounted for under the proportional performance method. Profits expected to be realized on these contracts are based on the total contract revenues and costs based on the estimate of the percentage of project completion. Revenues recognized in excess of amounts billed are recorded to unbilled revenues and included in other current assets on the consolidated balance sheets. Billings in excess of revenues recognized on in-progress contracts are recorded to unbilled costs and included in other current liabilities on the consolidated balance sheets. These estimates are reviewed and revised periodically throughout the term of the contracts and any adjustments are recorded on a cumulative basis in the period the revisions are made.

Inventories

Inventories are stated at the lower of cost or market, on a first-in, first-out basis, and include the cost of materials, direct labor and manufacturing overhead. We allocate fixed production overheads to the costs of conversion based on the normal capacity of our production facilities. If any of our production facilities are not operating at normal capacity, unallocated production overheads are recognized as a current period charge. We evaluate our ability to realize the value of our inventory based on a combination of factors including historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect; in which case, the provision required for excess and obsolete inventory would have to be adjusted in the future. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. During the year ended December 31, 2011, no triggering events occurred. The criteria for determining impairment of such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of the long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated.

The North American railcar market has been, and we expect it to continue to be highly cyclical, generally fluctuating in correlation with the U.S. economy. The railcar industry recovered in 2011, which was reflected in our railcar orders increasing. This portrayed that the recent economic downturn had a temporary effect on our business driving the railcar market to weak levels throughout 2009 and 2010, demonstrating the cyclical nature of the industry. We continually monitor our long-lived assets for impairment in response to events or changes in circumstances.

Goodwill

As of December 31, 2011, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to a reporting unit that is part of our manufacturing operations segment. We evaluate goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Whether an impairment of goodwill is required is determined by comparing the fair value of the reporting unit to its carrying value, which is determined using a combination of methods, including management’s best estimate of future discounted cash flows expected to result from the business. If the estimated fair value is less than the carrying value, goodwill is considered impaired and the impairment recognized equals such difference. We performed the annual impairment test as of March 1, 2011, noting no adjustment was required. Since March 1, 2011, no significant or unusual events have occurred that would indicate a change in valuation.

We utilized the market and income approaches and significant assumptions, discussed below, in the March 1, 2011 impairment test.

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

Income Approach

The income approach considers the subject company’s future sales and earnings growth potential as the primary source of future cash flow. We prepared a five year financial projection for the reporting unit and used a discounted net cash flow method to determine the fair value. Net cash flow consists of after-tax operating income, plus depreciation, less capital expenditures and working capital needs. The discounted net cash flow method considers a five-year projection of net cash flow and adds to those cash flows a residual value at the end of the projection period.

Significant estimates and assumptions used in the evaluation were forecasted revenues and profits, the weighted average cost of capital and tax rates. Forecasted revenues of the reporting unit were estimated based on historical trends of our plants that the reporting unit supplies parts to, which are driven by the railcar market forecast. Forecasted margins were based on historical experience. The reporting unit does not have a selling, administrative or executive staff, therefore, an estimate of salaries and benefits for key employees was added to selling, general and administrative costs. The weighted average cost of capital was calculated using our estimated cost of equity and debt.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly evaluate for recoverability of our deferred tax assets and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. We consider whether it is more likely than not that some portion or that all of the deferred tax assets will be realized. It is possible that some or all of our deferred tax assets could ultimately expire unused.

Pension and Postretirement Benefits

Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected return on plan assets, and mortality and retirement rates, as discussed below:

Discount rates

The discount rate assumptions used to determine the December 31, 2011 benefit obligations and the 2012 expense amounts were 4.25% for our pension plans and 4.18% for our postretirement benefit plans. We review these rates annually and adjust them to reflect current conditions. We deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees.

Expected return on plan assets

Our expected return on plan assets for our funded pension plans of 7.5% for 2011 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

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

The following information illustrates the sensitivity to a change in certain assumptions for our pension plans:

	September 30,	September 30,
Change in Assumption	Effect on 2012 Pre- Tax Pension Expense	Effect on December 31, 2011 Projected Benefit Obligation
	(in thousands)
1% decrease in discount rate	135	2,732
1% increase in discount rate	(195)	(2,641)

1% decrease in expected return on assets	133	N/A
1% increase in expected return on assets	(133)	N/A

The following information illustrates the sensitivity to a change in certain assumptions for our postretirement benefit plan:

	September 30,	September 30,
Change in Assumption	Effect on 2012 Pre- Tax Postretirement Service Cost and Interest Cost	Effect on December 31, 2011 Projected Benefit Obligation
	(in thousands)
1% decrease in discount rate	1	16
1% increase in discount rate	1	(13)

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

Stock Based Compensation

Our share-based awards have included stock options, SARs and restricted stock awards. We use the Black-Scholes-Merton (Black-Scholes) model to estimate the fair value of our equity instrument awards and other share based awards issued under the 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the equity award, future volatility, dividend yield, forfeiture rate and the risk-free interest rate. We estimate the expected term of SARs based on SEC Staff Accounting Bulletin Official Text Topic 14D2, which addressed the expected term aspect of the Black-Scholes model. It stated that companies that did not have adequate exercise history on equity instruments were allowed to use the “simplified method” prescribed by the SEC, which called for an average of the vesting period and the expiration period of grants with “plain vanilla” characteristics. These characteristics included service based vesting instruments granted at the money along with certain other requirements.

Both our stock options and SARs have fair value estimates that are generated from the Black-Scholes calculation. This calculation requires inputs as mentioned above that may require some judgment or estimation. We used our best judgment at the time of the grant to estimate fair value on the stock options to record the expense of those options over the vesting period of those options. All SARs granted are classified as liabilities on the consolidated balance sheets, given that they settle in cash, and thus, must be revalued every period. As such, the fair value estimates on the SARs we granted to our employees are subject to volatility inherent in the stock price since it is based on current market values at the end of every period. Stock based compensation on all equity awards is expensed using a graded vesting method over the vesting period of the instrument.

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

Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to intangibles – goodwill and other, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. This guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We plan on adopting the guidance for the first quarter of 2012. We do not anticipate that the adoption of the new guidance will have an impact on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance to amend current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance is effective for the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We adopted the guidance for the fourth quarter of 2011. The adoption of the new guidance did not have an impact on our consolidated financial statements as it only required a change in the format of the current presentation.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represents more than half of our direct manufacturing costs per railcar. Given the significant volatility in the price of raw materials, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been somewhat reduced by the variable pricing provisions in place with our current railcar manufacturing contracts. These contracts adjust the purchase prices of our railcars to reflect fluctuations in the cost of certain raw materials and components and, as a result, we are able to pass on to our customers any increased raw material and component costs with respect to the railcars we plan to produce and deliver to them during 2012. We believe that we currently have excellent supplier relationships and do not currently anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production was to increase beyond current levels, or other economic changes were to occur that affect the availability of our raw materials.

Item 8: Financial Statements and Supplementary Data

American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Railcar Industries, Inc.

We have audited American Railcar Industries, Inc. and Subsidiaries’ (a North Dakota Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Railcar Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report. Our responsibility is to express an opinion on American Railcar Industries, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, American Railcar Industries, and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 2, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

St. Louis, Missouri

March 2, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Railcar Industries, Inc.

We have audited the accompanying consolidated balance sheets of American Railcar Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

St. Louis, Missouri

March 2, 2012

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	September 30,
	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$307,172	$318,758
Accounts receivable, net	33,626	21,002
Accounts receivable, due from related parties	6,106	4,981
Income taxes receivable	4,074	14,939
Inventories, net	95,827	50,033
Deferred tax assets	3,203	3,029
Prepaid expenses and other current assets	4,539	2,654

Total current assets	454,547	415,396

Property, plant and equipment, net	194,242	181,255
Deferred debt issuance costs	1,335	1,951
Interest receivable, due from related parties	292	187
Goodwill	7,169	7,169
Investment in and loans to joint ventures	45,122	48,169
Other assets	1,063	240

Total assets	$703,770	$654,367

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,318	$29,334
Accounts payable, due to related parties	800	275
Accrued expenses and taxes	5,879	5,095
Accrued compensation	14,446	11,054
Accrued interest expense	6,875	6,875

Total current liabilities	90,318	52,633

Senior unsecured notes	275,000	275,000
Deferred tax liability	14,923	7,938
Pension and post-retirement liabilities, net of current	9,280	6,707
Other liabilities	4,080	4,313

Total liabilities	393,601	346,591

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 and 21,316,296 shares issued and outstanding at December 31, 2011 and 2010, respectively	213	213
Additional paid-in capital	239,609	238,947
Retained earnings	71,545	67,209
Accumulated other comprehensive (loss) income	(1,198)	1,407

Total stockholders’ equity	310,169	307,776

Total liabilities and stockholders’ equity	$703,770	$654,367

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Manufacturing operations (including revenues from affiliates of $1,230, $81,905 and $105,216 in 2011, 2010 and 2009, respectively)	$454,167	$206,094	$365,329

Railcar services (including revenues from affiliates of $24,730, $15,041 and $14,434 in 2011, 2010 and 2009, respectively)	65,218	67,469	58,102

Total revenues	519,385	273,563	423,431

Cost of revenues:
Manufacturing operations	(410,990)	(210,269)	(329,025)
Railcar services	(50,599)	(54,353)	(47,015)

Total cost of revenues	(461,589)	(264,622)	(376,040)

Gross profit	57,796	8,941	47,391

Selling, general and administrative (including costs from a related party of $582, $627 and $616 in 2011, 2010 and 2009, respectively)	(25,047)	(25,591)	(25,141)

Earnings (loss) from operations	32,749	(16,650)	22,250

Interest income (including income from related parties of $2,839, $2,620 and $986 in 2011, 2010 and 2009, respectively)	3,654	3,519	6,613
Interest expense	(20,291)	(21,275)	(20,909)
Other (loss) income (including income from a related party of $16, $17 and $9 in 2011, 2010 and 2009, respectively)	(10)	394	20,869
Loss from joint ventures	(7,900)	(7,789)	(6,797)

Earnings (loss) before income taxes	8,202	(41,801)	22,026
Income tax (expense) benefit	(3,866)	14,795	(6,568)

Net earnings (loss)	$4,336	$(27,006)	$15,458

Net earnings (loss) per common share—basic and diluted	$0.20	$(1.27)	$0.73
Weighted average common shares outstanding—basic and diluted	21,352	21,302	21,302

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
Operating activities:
Net earnings (loss)	$4,336	$(27,006)	$15,458

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	22,167	23,597	23,405
Amortization of deferred costs	699	699	718
Loss on disposal of property, plant and equipment	171	33	222
Stock based compensation	3,537	5,358	1,174
Change in interest receivable, due from affiliates	(105)	796	(982)
Loss from joint ventures	7,900	7,789	6,797
Unrealized loss on derivative assets	—	—	88
Provision (benefit) for deferred income taxes	6,533	(438)	1,492
(Adjustment) provision for losses on accounts receivable	(22)	113	(101)
Item related to investing activities:
Realized loss on derivative assets	—	—	10
Realized gain on sale of short-term investments — available for sale securities	—	(379)	(23,825)
Impairment of short-term investments — available for sale securities	—	—	2,884
Changes in operating assets and liabilities:
Accounts receivable, net	(12,616)	(9,664)	28,483
Accounts receivable, due from affiliates	(1,170)	(3,625)	8,928
Income taxes receivable	10,590	(13,171)	(1,768)
Inventories, net	(45,813)	(9,925)	57,260
Prepaid expenses and other current assets	(1,885)	2,244	331
Accounts payable	32,988	12,446	(25,366)
Accounts payable, due to affiliates	525	(301)	(4,617)
Accrued expenses and taxes	207	(486)	(5,517)
Other	81	(221)	(931)

Net cash provided by (used in) operating activities	28,123	(12,141)	84,143
Investing activities:
Purchases of property, plant and equipment	(35,646)	(6,144)	(15,047)
Sale of property, plant and equipment	122	163	71
Purchases of short-term investments — available for sale securities	—	—	(36,841)
Sales of short-term investments — available for sale securities	—	4,180	60,795
Realized loss on derivative assets	—	—	(10)
Investments in and loans to joint ventures	(4,936)	(14,891)	(35,810)

Net cash used in investing activities	(40,460)	(16,692)	(26,842)
Financing activities:
Common stock dividends	—	—	(1,917)
Proceeds from stock option exercises	756	294	—

Net cash provided by (used in) financing activities	756	294	(1,917)

Effect of exchange rate changes on cash and cash equivalents	(5)	7	118
(Decrease) increase in cash and cash equivalents	(11,586)	(28,532)	55,502
Cash and cash equivalents at beginning of year	318,758	347,290	291,788

Cash and cash equivalents at end of year	$307,172	$318,758	$347,290

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
Net earnings (loss)	$4,336	$(27,006)	$15,458
Currency translation adjustment	(285)	511	1,246
Effect of short-term investment activity, net of tax effect of $0, $0 and $478 in 2011, 2010 and 2009, respectively	—	—	888
Impairment of short-term investments, net of tax effect of $0, $0 and $1,197 in 2011, 2010 and 2009, respectively	—	—	1,687
Minimum pension liability adjustment, net of tax effect of $1,285, $243 and $1,509 in 2011, 2010 and 2009, respectively	(2,014)	(393)	2,914
Amortization of postretirement adjustment, net of tax effect of $189, $189 and $0 in 2011, 2010 and 2009, respectively	(306)	(306)	—

Comprehensive income (loss)	$1,731	$(27,194)	$22,193

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Retained earnings	Common Stock- Shares	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance December 31, 2008	$80,035	21,302	$213	$239,617	$(5,140)	$314,725
Net earnings	15,458					15,458
Currency translation adjustment					1,246	1,246
Effect of short-term investment activity, net of tax effect of $478					888	888
Impairment of short-term investments, net of tax effect of $1,197					1,687	1,687
Minimum pension liability adjustment, net of tax effect of $1,509					2,914	2,914
Dividends on common stock	(1,278)					(1,278)

Balance December 31, 2009	$94,215	21,302	$213	$239,617	$1,595	$335,640

Net loss	(27,006)					(27,006)
Currency translation adjustment					511	511
Minimum pension liability adjustment, net of tax effect of $243					(393)	(393)
Amortization of postretirement adjustment, net of tax effect of $189					(306)	(306)
Proceeds from stock options exercises		14		294		294
Tax deficiency related to stock option exercises				(34)		(34)
Purchase of fixed assets from affiliate				(930)		(930)

Balance December 31, 2010	$67,209	21,316	$213	$238,947	$1,407	$307,776

Net earnings	4,336					4,336
Currency translation adjustment					(285)	(285)
Minimum pension liability adjustment, net of tax effect of $1,285					(2,014)	(2,014)
Amortization of postretirement adjustment, net of tax effect of $189					(306)	(306)
Proceeds from stock options exercises		36		756		756
Tax deficiency related to stock option exercises				(94)		(94)

Balance December 31, 2011	$71,545	21,352	$213	$239,609	$(1,198)	$310,169

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

Note 1 – Description of the Business

American Railcar Industries, Inc. (a North Dakota corporation) and its wholly-owned subsidiaries (collectively the Company or ARI) manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI provides railcar repair and maintenance services for railcar fleets. In addition, ARI provides fleet management, maintenance, engineering and field services for railcars owned by certain customers. Such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes and online service access.

The accompanying consolidated financial statements have been prepared by ARI and include the accounts of ARI and its direct and indirect wholly-owned subsidiaries; Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), American Railcar Mauritius I (ARM I), American Railcar Mauritius II (ARM II) and ARI Longtrain, Inc. (Longtrain). From time to time, the Company makes investments through Longtrain. All intercompany transactions and balances have been eliminated.

The Company’s operations are located in the United States and Canada. The Company operates a railcar repair facility in Sarnia, Ontario, Canada. Canadian revenues were 1.2%, 2.0% and 0.7% of total consolidated revenues for 2011, 2010 and 2009, respectively. Canadian assets were 1.7% of total consolidated assets as of both December 31, 2011 and 2010. In addition, the Company’s subsidiaries ARM I and ARM II are located in Mauritius, through which the Company holds a 50% interest in an Indian joint venture. Refer to Note 11 for further information. Assets held by ARM I and ARM II were 1.2% and 1.5% of total consolidated assets as of December 31, 2011 and 2010, respectively.

Note 2 – Summary of Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at financial institutions in the U.S. that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 or the Securities Investor Protection Corporation (SIPC) up to $500,000, including a maximum of $100,000 for free cash balances. Effective December 31, 2010, the FDIC is providing unlimited coverage of noninterest-bearing checking or demand deposit accounts until December 31, 2012. The Company’s cash balances on deposit exceeded the insured limits by $305.6 million as of December 31, 2011. The Company has not experienced any losses on such amounts and believes it is not subject to significant risks related to cash.

Short-term investments

The Company has held investments in equity securities and classified them as available for sale, based upon whether it intended to hold the investment for the foreseeable future. Available for sale securities are reported at fair value on the Company’s consolidated balance sheets while unrealized holding gains and losses on available for sale securities are excluded from earnings and reported as a separate component of stockholders’ equity and when the available for sale securities sold the unrealized gains and losses are realized in the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities was based on specific identification.

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

Revenue recognition

Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with the Company’s contractual terms. Revenues for railcar maintenance services is recognized upon completion and shipment of railcars from ARI’s plants. The Company does not currently bundle railcar service contracts with new railcar sales. Revenues for fleet management services is recognized as performed.

Revenues related to consulting type contracts are accounted for under the proportional performance method. Profits expected to be realized on these contracts are based on the total contract revenues and costs based on the estimate of the percentage of project completion. Revenues recognized in excess of amounts billed are recorded to unbilled revenues and included in other current assets on the consolidated balance sheets. Billings in excess of revenues recognized on in-progress contracts are recorded to unbilled costs and included in other current liabilities on the consolidated balance sheets. These estimates are reviewed and revised periodically throughout the term of the contracts and any adjustments are recorded on a cumulative basis in the period the revisions are made.

The Company records amounts billed to customers for shipping and handling as part of sales and records related costs in cost of revenues.

ARI presents any sales tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis.

Accounts receivable, net

On a routine basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on the history of past write-offs and collections and current credit conditions. Accounts are placed for collection on a limited basis once all other methods of collection have been exhausted. Once it has been determined that the customer is no longer in business and/or refuses to pay, the accounts are written off.

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

Property, plant and equipment, net

Land, buildings, machinery and equipment are carried at cost, which could include capitalized interest on borrowed funds. Maintenance and repair costs are charged directly to earnings. Tooling is generally capitalized and depreciated over a period of approximately five years. Internally developed software is capitalized and amortized over a period of approximately five years.

Buildings are depreciated over estimated useful lives that range from 15 to 39 years. The estimated useful lives of other depreciable assets, including machinery, equipment and leased railcars vary from three to 30 years. Depreciation is calculated using the straight-line method for financial reporting purposes and on accelerated methods for tax purposes.

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

Debt issuance costs

Debt issuance costs were incurred in connection with ARI’s issuance of long-term debt as described in Note 13, and are amortized over the term of the related debt. Debt issuance costs as of December 31, 2011 were $1.3 million related to the Company’s unsecured senior notes and will be amortized according to the following table (in thousands):

September 30,
2012	$616
2013	616
2014	103

Total	$1,335

Goodwill

Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and more frequently if indicators exist by comparing the fair value of the reporting unit to its carrying value. As of December 31, 2011 and 2010, the Company reported goodwill of $7.2 million related to the acquisition of Custom Steel Inc. (Custom Steel), as described in Note 10.

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

Income taxes

ARI accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of ARI’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. ARI regularly evaluates for recoverability of its deferred tax assets and establishes a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. The Company also records unrecognized tax positions, including potential interest and penalties. For further discussion of income taxes refer to Note 14.

Pension plans and other postretirement benefits

Certain ARI employees participate in noncontributory, defined benefit pension plans and a supplemental executive retirement plan. Benefits for the salaried employees are based on salary and years of service, while those for hourly employees are based on negotiated rates and years of service.

ARI also sponsors defined contribution retirement plans and health care plans covering certain employees. Benefit costs are accrued during the years employees render service. For further discussion of employee benefit plans refer to Note 15.

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

Foreign currency translation

Balance sheet amounts from the Company’s Canadian operations are translated at the exchange rate effective at year-end and the statement of operations amounts are translated at the average rate of exchange prevailing during the year. Currency translation adjustments are included in stockholders’ equity as part of accumulated other comprehensive (loss) income.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net earnings, foreign currency translation adjustment and minimum pension liability adjustments, which are shown net of tax and changes resulting from unrealized gains and losses on short-term investments. Accumulated other comprehensive (loss) income, after tax, as of December 31, 2011 and 2010, consisted of foreign currency translation gains of $1.3 million and $1.6 million, respectively, and pension and postretirement charges of $2.2 million and $0.2 million, respectively.

Earnings (loss) per common share

Basic earnings (loss) per common share is calculated as net earnings (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the respective period. Diluted earnings per common share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted-average common number of shares outstanding plus dilutive potential common shares outstanding during the year.

Use of estimates

ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include, but are not limited to, deferred taxes, workers compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets, goodwill impairment, stock based compensation fair values, the reserve for warranty claims and revenues recognized under the proportional performance method. Actual results could differ from those estimates.

Stock based compensation

The stock-based compensation cost recorded for stock options, restricted stock and stock appreciation rights (SARs) is based on their fair value. For further discussion of stock based compensation refer to Note 18.

Reclassifications

Certain reclassifications of prior years’ presentations have been made to conform to the 2011 presentation.

Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to intangibles – goodwill and other, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. This guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company plans on adopting the guidance for the first quarter of 2012. ARI does not anticipate that the adoption of the new guidance will have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued authoritative guidance to amend current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance is effective for the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company adopted the guidance for the fourth quarter of 2011. The adoption of the new guidance did not have an impact on the Company’s consolidated financial statements as it only required a change in the format of the current presentation.

Note 3 – Short-term Investments – Available for Sale Securities

During January 2008, Longtrain purchased approximately 1.5 million shares of common stock in the open market for $27.9 million. Subsequently, Longtrain sold a majority of the shares it owned. During the year ended December 31, 2010, the remaining approximately 0.4 million shares of common stock were sold for proceeds of $4.1 million and realized gains totaling $0.4 million. During the year ended December 31, 2009, approximately 7,000 shares of common stock were sold for proceeds of $0.1 million and a realized loss of less than $0.1 million. The cost basis of the shares sold was determined through specific identification.

The Company performed a review of its investment in common stock as of December 31, 2009 to determine if an other-than-temporary impairment existed. Factors considered in the assessment included but were not limited to the following: the Company’s ability and intent to hold the security until loss recovery, the sale of shares at a loss, the number of quarters in an unrealized loss position and other market conditions. Based on this analysis, the Company recorded an impairment charge of $2.9 million related to the investment.

As of December 31, 2009, the market value of the remaining approximately 0.4 million shares owned by the Company was $3.8 million. There were no unrealized losses as of December 31, 2009, due to recognizing the other-than-temporary impairment charge in 2009. This investment was classified as a short-term investment available for sale security, as the Company did not intend on holding this investment long-term.

During 2009, Longtrain purchased corporate bonds for a total of $36.8 million and subsequently sold all of these bonds, resulting in proceeds of $60.7 million and a realized gain of $23.9 million.

Note 4 – Derivative Contracts or Financial Instruments

The Company accounted for its derivative contracts by reporting derivatives as either assets or liabilities in the consolidated balance sheets at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. As the derivates did not qualify for hedge accounting, all unrealized gains and losses were reflected in the Company’s consolidated statements of operations and the fair value was recorded on the consolidated balance sheets. During 2011 and 2010, the Company did not have any outstanding derivative contracts or financial instruments.

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

Note 5 – Fair Value Measurements

The fair value hierarchal disclosure framework prioritizes and ranks the level of market price observability used in measuring investments and non-recurring nonfinancial assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment or nonfinancial assets and liabilities. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The carrying amount of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to their short-term nature. For the fair value of the Company’s senior unsecured notes refer to Note 13.

Note 6 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Accounts receivable, gross	$34,272	$21,770
Less allowance for doubtful accounts	(646)	(768)

Total accounts receivable, net	$33,626	$21,002

The allowance for doubtful accounts consists of the following:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Beginning balance	$768	$677	$815
(Adjustment) provision	(22)	113	(101)
Write-offs	(100)	(22)	(43)
Recoveries	—	—	6

Ending balance	$646	$768	$677

Note 7 – Inventories

Inventories consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Raw materials	$62,141	$30,676
Work-in-process	26,731	14,270
Finished products	8,967	7,183

Total inventories	97,839	52,129
Less reserves	(2,012)	(2,096)

Total inventories, net	$95,827	$50,033

Inventory reserves consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Beginning Balance	$2,096	$1,926
Provision	47	1,254
Write-offs	(131)	(1,084)

Ending Balance	$2,012	$2,096

Note 8 – Property, Plant and Equipment, net

The following table summarizes the components of property, plant and equipment, net:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Buildings	$149,597	$149,021
Machinery and equipment	205,521	177,217

	355,118	326,238
Less accumulated depreciation	(168,686)	(149,304)

Net plant and equipment	186,432	176,934
Land	3,335	3,335
Construction in process	4,475	986

Total property, plant and equipment, net	$194,242	$181,255

Depreciation expense

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $22.2 million, $23.6 million and $23.4 million, respectively.

Capitalized interest

In conjunction with the interest costs incurred related to the unsecured senior notes offering described in Note 13, the Company began recording capitalized interest on certain property, plant and equipment capital projects. ARI also capitalizes interest related to the unsecured senior notes for investments made in equity method joint ventures but only for those investments made while the joint venture is in the development phase.

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

Note 9 – Long-Lived Asset Impairment Charges

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. The Company has determined that there were no triggering events that required an assessment for impairment of long-lived assets, therefore no impairment charges were recognized on any long-lived assets during the years ended December 31, 2011, 2010 or 2009.

The North American railcar market has been, and the Company expects it to continue to be highly cyclical, generally fluctuating in correlation with the U.S. economy. The railcar industry recovered in 2011, which was reflected in the Company’s railcar orders increasing. This portrayed that the recent economic downturn had a temporary effect on the Company’s business driving the railcar market to weak levels throughout 2009 and 2010, demonstrating the cyclical nature of the industry. ARI continually monitors its long-lived assets for impairment in response to events or changes in circumstances.

Note 10 – Goodwill

On March 31, 2006, the Company acquired all of the common stock of Custom Steel, a subsidiary of Steel Technologies, Inc. Custom Steel operated a facility located adjacent to the Company’s component manufacturing facility in Kennett, Missouri, which produces value-added fabricated parts that primarily support the Company’s railcar manufacturing operations. Prior to the acquisition, ARI was Custom Steel’s primary customer. The acquisition resulted in goodwill of $7.2 million. The results of Custom Steel are included in the manufacturing operations segment.

Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment annually and when a triggering event occurs by comparing the fair value of the asset to its carrying value. The Company performs the annual goodwill impairment test as of March 1 of each year. There were no triggering events since the March 1, 2011 goodwill impairment test. The valuation uses a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. ARI performed the annual impairment test as of March 1, 2011 and 2010 noting no adjustment was required.

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

Income Approach

The income approach considers the subject company’s future sales and earnings growth potential as the primary source of future cash flow. The Company prepared a five year financial projection for the reporting unit and used a discounted net cash flow method to determine the fair value. Net cash flow consists of after-tax operating income, plus depreciation, less capital expenditures and working capital needs. The discounted net cash flow method considers a five-year projection of net cash flow and adds to those cash flows a residual value at the end of the projection period.

Significant estimates and assumptions used in the evaluation were forecasted revenues and profits, the weighted average cost of capital and tax rates. Forecasted revenues of the reporting unit were estimated based on historical trends of ARI’s plants that the reporting unit supplies parts to, which are driven by the railcar market forecast. Forecasted margins were based on historical experience. The reporting unit does not have a selling, administrative or executive staff, therefore, an estimate of salaries and benefits for key employees was added to selling, general and administrative costs. The weighted average cost of capital was calculated using ARI’s estimated cost of equity and debt.

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

Note 11 – Investments in and Loans to Joint Ventures

As of December 31, 2011, the Company was party to three joint ventures: Ohio Castings LLC (Ohio Castings), Axis LLC (Axis) and Amtek Railcar Industries Private Limited (Amtek Railcar). Through its wholly-owned subsidiary, Castings, the Company has a one-third ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group. The Company has a wholly-owned subsidiary, ARM I that wholly-owns ARM II. Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar, a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture.

The Company accounts for these joint ventures using the equity method. Under this method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts. From time to time, the Company also makes loans to its joint ventures that are included in the investment account.

The carrying amount of investments in and loans to joint ventures are as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$6,236	$5,232
Axis	29,362	33,436
Amtek Railcar	9,524	9,501

Total investments in and loans to joint ventures	$45,122	$48,169

The maximum exposure to loss as a result of investments in and loans to joint ventures are as follows:

September 30,
December 31,
2011
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$5,741
Note and accrued interest receivable [1]	550

Total Ohio Castings exposure	6,291
Axis
Investment	—
Loans, accrued interest receivable and accrued unused line fee [1]	29,626

Total Axis exposure	29,626

Amtek Railcar exposure	9,524

Total maximum exposure to loss due to joint ventures	$45,441

[1]

Accrued interest receivable is included in interest receivable, due from affiliates and accrued unused line fee is included in accounts receivable, due from related parties on the consolidated balance sheets.

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

Ohio Castings has notes payable to ARI and the other two partners, with a current balance of $0.5 million, each, that were due February 2012. Interest continued to accrue but interest payments had been deferred until August 2011. Accrued interest for this note as of both December 31, 2011 and 2010 was less than $0.1 million. Ohio Castings and the joint venture partners renegotiated the terms during the third quarter of 2011 and the notes are now due November 2012. Interest will continue to accrue but interest payments have been deferred until May 2012.

During the year ended December 31, 2011, ARI made capital contributions totaling $2.1 million to Ohio Castings to fund the restart of production. The other two partners made matching contributions. In 2010, ARI made capital contributions to Ohio Castings totaling $0.6 million to fund expenses including debt payments during the temporary plant idling. The other two partners made matching contributions.

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

See Note 20 for information regarding financial transactions among the Company, Ohio Castings and Castings.

Summary combined financial position information for Ohio Castings, the investee company, in total, is as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Financial position:
Current assets	$12,800	$1,882
Property, plant and equipment, net	10,214	11,219

Total assets	23,014	13,101

Current liabilities	8,148	492
Long-term debt	494	1,482

Total liabilities	8,642	1,974

Members’ equity	14,372	11,127

Total liabilities and members’ equity	$23,014	$13,101

Summary combined financial results of operations for Ohio Castings, the investee company, in total, are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Results of operations:
Revenues	$31,007	$—	$10,898

Gross loss	(3,099)	—	(3,335)

Loss before interest	(3,011)	(2,925)	(5,399)

Net loss	$(3,054)	$(3,025)	$(5,455)

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

During 2010, the executive committee of Axis issued a capital call. The minority partners elected not to participate in the capital call and ARI and the other initial partner equally contributed the necessary capital, which amounted to $0.5 million for each as of December 31, 2010. The capital contributions were utilized to provide working capital. The partners’ ownership percentages have been adjusted accordingly. As a result, as of December 31, 2011, ARI’s ownership interest has been adjusted to 41.9%.

Effective August 5, 2009, ARI Component and a wholly-owned subsidiary of the other initial partner acquired a loan to Axis from its initial lenders (the Axis Credit Agreement), with each party acquiring a 50.0% interest in the loan. Under the Axis Credit Agreement, the original lenders made financing available to Axis in an aggregate amount of up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million in revolving loans. The purchase price paid by the Company for its 50.0% interest was $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company.

The Axis Credit Agreement was amended on March 31, 2011. Under the amendment, the commitment to make term loans expired on December 31, 2011. The first payment on the term loans will become due and payable on March 31, 2012. Thereafter payments are due each fiscal quarter in equal installments, with the last payment due on December 31, 2016. The commitment to make revolving loans under the amended Axis Credit Agreement will expire and the revolving loans will become due and payable on December 28, 2012. Axis may borrow revolving loans up to $10.0 million, subject to borrowing base availability.

Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable monthly. In accordance with the terms of the Axis Credit Agreement as amended, Axis elected to satisfy interest on the term loan by increasing the outstanding principal by the amount of interest that was otherwise due and payable in cash. As of December 31, 2010, all outstanding term loan interest was added to the outstanding principal balance.

The balance outstanding on these loans, due to ARI Component, was $31.4 million in principal and $5.7 million of accrued interest as of December 31, 2011 and was $31.9 million in principal and $3.6 million of accrued interest as of December 31, 2010. ARI Component is responsible for funding 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $3.6 million as of December 31, 2011.

ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2013. The other initial joint venture partner has indicated its intent to also fund the cash needs of Axis through loans and capital contributions through at least March 31, 2013.

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

See Note 20 for information regarding financial transactions among the Company, ARI Component and Axis.

Summary combined financial position information for Axis, the investee company, in total, is as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Financial position:
Current assets	$14,619	$7,359
Property, plant and equipment, net	52,421	60,308
Long-term assets	44	183

Total assets	67,084	67,850

Current liabilities	31,319	16,470
Long-term debt	56,624	58,430

Total liabilities	87,943	74,900

Members’ deficit	(20,859)	(7,050)

Total liabilities and members’ equity	$67,084	$67,850

Summary combined financial results for Axis, the investee company, in total, are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Results of operations:
Revenues	$40,217	$18,926	$1,927

Gross loss	(7,249)	(8,808)	(8,339)

Loss before interest	(8,184)	(9,772)	(9,140)

Net loss	$(13,809)	$(15,022)	$(12,361)

Revenues and net loss for Axis have improved as production volumes have increased and inefficiencies from the ramp up of production have decreased. The new railcar axle market is directly related to the new railcar market. The new railcar market has begun to improve consistent with industry forecasts, as reported by an independent third party analyst. As such, Axis has not performed a long-lived asset impairment analysis.

As of December 31, 2011, the investment in Axis was comprised entirely of ARI’s term loan, revolver, related accrued interest and related accrued unused line fees due from Axis. Based on the discussion above, this loan has been evaluated to currently be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.

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

Summary financial results for Amtek Railcar, the investee company, in total, are as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Financial position:
Current assets	$4,061	$9,475
Property, plant, and equipment, net	35,414	20,149
Long-term assets	192	40

Total assets	39,667	29,664

Current liabilities	6,635	6,521
Long-term debt	19,066	4,319
Long-term liabilities	29	21

Total liabilities	25,730	10,861

Stockholders’ equity	13,937	18,803

Total liabilities and stockholders’ equity	$39,667	$29,664

Summary combined financial results for Amtek Railcar, the investee company, in total, are as follows:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
	(in thousands)
Results of operations:
Revenues	$—	$—

Gross loss	—	—

Loss before interest and taxes	(1,713)	(789)

Net loss	$(1,905)	$(619)

The change in ARI’s investment in joint venture consists of interest capitalized as a result of the joint venture currently constructing its facility and being considered a development stage enterprise, offset by its 50.0% share in the net loss of the entity.

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

Note 12 – Warranties

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

The overall change in the Company’s warranty reserve is reflected on the consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Liability, beginning of year	$1,151	$1,094	$2,595
Provision for warranties issued during the year, net of adjustments	1,098	1,003	1,160
Provision for warranties issued in previous years, net of adjustments	(466)	(208)	(1,182)
Warranty claims	(853)	(738)	(1,479)

Liability, end of year	$930	$1,151	$1,094

Note 13 – Long-term Debt

In February 2007, the Company completed the offering of $275.0 million unsecured senior fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was $275.0 million and $281.5 million as of December 31, 2011 and 2010, respectively, based on the closing market price as of that date which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 5.

The Notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. The Company was in compliance with all of its covenants under the Notes as of December 31, 2011.

As of March 1, 2012, the Company has been able to redeem the Notes in whole or in part at a redemption price equal to 101.88% of the principal amount of the Notes plus accrued and unpaid interest. The redemption price will decline to 100.0% of the principal amount of the Notes plus accrued and unpaid interest beginning on March 1, 2013. The Notes are due in full plus accrued and unpaid interest on March 1, 2014.

Note 14 – Income Taxes

Income tax expense (benefit) consists of:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$(3,556)	$(14,651)	$4,739
State and local	803	213	327
Foreign	86	81	10

Total current	(2,667)	(14,357)	5,076
Deferred
Federal	5,761	1,209	1,612
State and local	734	(1,675)	(159)
Foreign	38	28	39

Total deferred	6,533	(438)	1,492

Total income tax expense (benefit)	$3,866	$(14,795)	$6,568

Income tax expense (benefit) attributable to earnings (loss) from operations differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35.0% to earnings (loss) from operations by the following amounts:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Computed income tax expense (benefit)	$2,871	$(14,626)	$7,709
State and local tax expense (benefit)	525	(1,357)	27
Expiration of stock options	756	—	—
Valuation allowance — stock options	(756)	756	—
Excludable loss from foreign joint venture	354	87	—
Tax credits, federal and state	(228)	(278)	(258)
Loss of domestic production activities deduction due to net operating loss carry back	—	641	—
Non-deductible items	(43)	(107)	(128)
Adjustments for uncertain tax positions	162	70	(589)
Other, net	225	19	(193)

Total income tax expense (benefit)	$3,866	$(14,795)	$6,568

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
Computed income tax expense (benefit)	35.0%	(35.0%)	35.0%
State and local tax expense (benefit)	6.4%	(3.2%)	0.1%
Expiration of stock options	9.2%	—	—
Valuation allowance — stock options	(9.2%)	1.8%	—
Excludable loss from foreign joint venture	4.3%	0.2%	—
Tax credits, federal and state	(2.8%)	(0.7%)	(1.2%)
Loss of domestic production activities deduction due to net operating loss carry back	—	1.5%	—
Non-deductible items	(0.5%)	(0.3%)	(0.6%)
Adjustments for uncertain tax positions	2.0%	0.2%	(2.7%)
Other, net	2.7%	0.1%	(0.8%)

Effective income tax rate	47.1%	(35.4%)	29.8%

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)

Current deferred tax assets
Provisions not currently deductible	$3,002	$2,667
Tax credits and deferred revenues	39	536
Net operating loss — state	162	—

Total gross current deferred tax asset	3,203	3,203
Valuation allowance	—	(174)

Total current deferred tax asset	3,203	3,029

Non-current deferred tax assets
Provisions not currently deductible	3,206	3,294
Stock based compensation	3,138	2,505
Net operating loss carryforwards — federal and state	1,628	1,736
Tax credits — federal and state	1,480	—
Pensions and post retirement	4,084	3,220

Total gross non-current deferred tax asset	13,536	10,755
Valuation allowance	(2)	(582)

Total non-current deferred tax asset	13,534	10,173

Total deferred tax asset	$16,737	$13,202

Non-current deferred tax liabilities
Investment in joint ventures	$(3,043)	$(1,827)
Property, plant and equipment	(25,363)	(16,189)
Other	(50)	(95)

Total deferred tax liability	$(28,456)	$(18,111)

The net deferred tax asset (liability) is classified in the consolidated balance sheets as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Current deferred tax assets	$3,203	$3,029

Non-current deferred tax assets	13,534	10,173
Non-current deferred tax liability	(28,456)	(18,111)

Non-current deferred tax liability, net	(14,922)	(7,938)

Current deferred tax asset	3,203	3,029
Non-current deferred tax liability, net	(14,922)	(7,938)

Net deferred tax liability	$(11,719)	$(4,909)

In the consolidated balance sheets, these deferred tax assets and liabilities are classified as either current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred taxes related to carryforwards, is classified according to the expected reversal date of the temporary differences as of the end of the year.

ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative undistributed earnings of its Canadian subsidiary. Such undistributed earnings from ARI’s Canadian subsidiary have been included in consolidated retained earnings in the amount of $1.5 million and $1.2 million as of December 31, 2011 and 2010, respectively. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2011 and 2010 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant. ARI’s other foreign entity has losses and no positive earnings yet. However, ARI considers all of its foreign entities earnings to be permanently reinvested.

As of December 31, 2011, the Company had state net operating losses in the amount of $27.5 million, which expire between 2014 and 2031. The Company also had federal net operating losses of $16.7 million, of which $15.6 million will be carried back to prior year’s taxable income. The federal net operating loss carry forward, $1.1 million expires in 2031. The Company has federal tax credits of $0.2 million to be carried forward as a general business credit until 2031. In 2010, ARI had state net operating loss carry forwards of $40.0 million and state tax credits of $0.5 million. In addition, no tax benefit has been provided on the losses associated with the Company’s Indian joint venture.

As of December 31, 2011, the Company’s gross unrecognized tax benefits were $1.8 million, of which $1.3 million, net of federal benefit on state matters, would impact the effective tax rate if reversed. As of December 31, 2010, the Company’s gross unrecognized tax benefits were $1.6 million, of which $1.2 million, net of federal benefit on state matters, would impact the effective tax rate if reversed.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

September 30,
Gross unrecognized tax benefits at January 1, 2010	$(2,024)

Increases in tax positions for prior years	(110)
Decreases in tax positions for prior years	536
Increases in tax positions for current years	(9)

Liability activity, net	417

Gross unrecognized tax benefits at December 31, 2010	$(1,607)

Increases in tax positions for prior years	(154)
Increases in tax positions for current years	(52)

Liability activity, net	(206)

Gross unrecognized tax benefits at December 31, 2011	$(1,813)

The Company accounts for interest expense and penalties related to income tax issues as income tax expense. The total amount of accrued interest included in the tax provision for both years ended December 31, 2011 and 2010 was $0.1 million and included less than $0.1 million of federal income tax benefits and penalties. The Company believes it is reasonably possible that within the next twelve months its unrecognized tax benefits could change up to $1.0 million as a result of the Company’s analysis of state tax filing requirements.

The statute of limitation on the Company’s 2008 through 2011 federal income tax returns will expire on September 15, 2012, 2013, 2014 and 2015, respectively. The Company’s state income tax returns for the 2007 through 2011 tax years remain open to examination by various state authorities with the latest closing period on November 15, 2016. The Company’s foreign subsidiary’s income tax returns for the 2008 through 2011 tax years remain open to examination by foreign tax authorities.

Note 15 – Employee Benefit Plans

The Company is the sponsor of two defined benefit pension plans that cover certain employees at designated repair facilities. One plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second plan, which covers only certain union employees of the Company, was frozen effective as of January 1, 2012 and no additional benefits will accrue thereunder. The assets of the defined benefit pension plans are held by independent trustees and consist primarily of equity and fixed income securities. The Company is also the sponsor of an unfunded, non-qualified supplemental executive retirement plan (SERP) in which several of its current and former employees are participants. The SERP is frozen and no additional benefits are accruing thereunder.

The Company also provides postretirement healthcare benefits for certain of its retired employees and life insurance benefits for certain of its union employees. Employees may become eligible for healthcare benefits, and union employees may become eligible for life insurance benefits, only if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. During 2009, postretirement healthcare premium rates for retirees were increased. This change resulted in a decrease to the postretirement benefit liability of $2.8 million that was recorded to accumulated other comprehensive income (loss) as of December 31, 2009. This adjustment is being recognized over the remaining weighted-average service period of active plan participants.

The Company’s measurement date is December 31 and costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are currently expensed.

The change in benefit obligation, change in plan assets and the funded status is as follows:

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
	(in thousands)

Change in benefit obligation
Benefit obligation at January 1	$19,922	$18,414	$90	$83
Service cost	317	267	1	1
Interest cost	1,015	1,025	5	5
Actuarial loss	2,552	1,427	19	1
Assumed administrative expenses	(180)	(147)	—	—
Benefits paid	(1,058)	(1,064)	(9)	—

Benefit obligation at December 31	$22,568	$19,922	$106	$90

Change in plan assets
Plan assets at January 1	$13,194	$12,105	$—	$—
Actual return on plan assets	122	1,639	—	—
Administrative expenses	(183)	(170)	—	—
Employer contributions	1,203	684	—	—
Benefits paid	(1,058)	(1,064)	—	—

Plan assets at fair value at December 31	$13,278	$13,194	$—	$—

Funded status
Benefit obligation in excess of plan assets at December 31	$(9,291)	$(6,728)	$(106)	$(90)

Amounts recognized in the consolidated balance sheets are as follows:

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
	(in thousands)
Accrued benefit liability — short term	$(114)	$(108)	$(3)	$(3)
Accrued benefit liability — long term	(9,177)	(6,620)	(103)	(87)

Net liability recognized at December 31	$(9,291)	$(6,728)	$(106)	$(90)

Net actuarial (loss) gain	$(8,584)	$(5,530)	$894	$1,003
Net prior service (cost) credit	(50)	(57)	2,480	2,871

Accumulated other comprehensive (loss) income pre-tax at December 31	$(8,634)	$(5,587)	$3,374	$3,874

The short-term liability has been reported on the consolidated balance sheets in accrued expenses and taxes.

The components of net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(in thousands)

Components of net periodic benefit cost
Service cost	$316	$267	$235	$1	$1	$47
Interest cost	1,015	1,025	1,034	5	5	151
Expected return on plan assets	(997)	(885)	(757)	—	—	—
Curtailment loss	—	57	—	—	—	—
Recognized actuarial loss (gain)	377	345	368	(90)	(100)	(92)
Amortization of prior service cost (gain)	7	7	14	(391)	(391)	(85)

Total net periodic benefit cost	$718	$816	$894	$(475)	$(485)	$21

Additional information

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	September 30,	September 30,
	Pension Benefits	Postretirement Benefits
	(in thousands)
2012	$1,076	$3
2013	1,086	4
2014	1,121	4
2015	1,145	5
2016	1,163	5
2017 and thereafter	6,583	31

Total	$12,174	$52

The Company expects to contribute $1.4 million to its pension and postretirement plans in 2012.

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

The decrease in the discount rates resulted in an increase in the benefit obligation, which will be amortized through actuarial losses. The assumptions used to determine end of year benefit obligations are shown in the following table:

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	4.25%	5.25%	4.18%	5.31%

The assumptions used in the measurement of net periodic cost are shown in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.25%	5.75%	6.25%	5.31%	5.31%	5.83%
Expected return on plan assets	7.50%	7.50%	7.25%	N/A	N/A	N/A

The Company’s pension plans’ asset valuation in the fair value hierarchy levels, discussed in detail in Note 5, along with the weighted average asset allocations as of December 31, 2011, by asset category, are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total	Percentage of Total
	(in thousands)

Asset Category
Cash and cash equivalents	$570	$—	$—	$570	4%
Equities
Large cap value equity	1,062	—	—	1,062	8%
Mid cap growth equity	307	—	—	307	2%
Mid cap value equity	286	—	—	286	2%
Small cap value equity	322	—	—	322	2%
International growth equity	501	—	—	501	4%
Funds
Large cap growth equity	—	1,655	—	1,655	12%
Small cap growth equity	—	416	—	416	3%
International value equity	536	—	—	536	4%
International markets core equity	815	—	—	815	6%
International small to mid cap	265	—	—	265	2%
Large cap enhanced core equity	—	1,939	—	1,939	15%
High yield	387	—	—	387	3%
Core bond	—	1,754	—	1,754	13%
International bond	265	—	—	265	2%
Fixed income	760	—	—	760	6%
Commodity	602	—	—	602	5%
Debt securities
US Treasury bonds	397	—	—	397	3%
Asset backed securities	—	439	—	439	4%

	$7,075	$6,203	$—	$13,278	100%

The Company’s pension plans’ asset valuation in the fair value hierarchy levels along with the weighted average asset allocations as of December 31, 2010, by asset category, are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total	Percentage of Total
	(in thousands)

Asset Category
Cash and cash equivalents	$355	$—	$—	$355	3%
Equities
Large cap value equity	1,109	—	—	1,109	8%
Mid cap growth equity	237	—	—	237	2%
Mid cap value equity	173	—	—	173	1%
Small cap value equity	294	—	—	294	2%
International growth equity	620	—	—	620	5%
Funds
Large cap growth equity	—	1,228	—	1,228	9%
Small cap growth equity	—	327	—	327	2%
International value equity	658	—	—	658	5%
International markets core equity	547	—	—	547	4%
Large cap enhanced core equity	—	2,200	—	2,200	17%
High yield	532	—	—	532	4%
Core bond	—	1,895	—	1,895	14%
International bond	518	—	—	518	4%
Fixed income	736	—	—	736	6%
Commodity	681	—	—	681	5%
Debt securities
US Treasury bonds	693	—	—	693	5%
Asset backed securities	—	391	—	391	3%

	$7,153	$6,041	$—	$13,194	100%

The Company invests in a balanced portfolio of individual equity securities, collective funds, mutual funds and individual debt securities to maintain a diversified portfolio structure with distinguishable investment objectives. The objective of the total portfolio is long-term growth and appreciation along with capital preservation, to maintain the value of plan assets over time in real terms net of fees, distributions and liquidity obligations. The objective in value equities and funds is to provide a competitive rate of return through investment in attractively valued companies relative to their underlying fundamentals. The objective of investments in growth equities and funds is to benefit from earnings growth potential. The objective of investments in core equities is to produce consistent, market-like return with relatively low tracking error to the broader equity market. The high yield, bond funds, fixed income, U.S. Treasury bonds and asset backed securities’ objective is to provide fixed-income exposure that adds diversification and contributes to total return through both appreciation and income generation. The commodity fund’s objective is to provide a competitive rate of return. Asset classes and securities are diversified by market capitalization (large cap, mid cap, small cap), by geographic orientation (domestic versus international) and by style (core, growth, value). All conventional investments are traded on major exchanges and are readily marketable.

The overall objective of the pension plans’ investments is to grow plan assets in relation to liabilities, while prudently managing the risk of a decrease in the pension plans’ assets. The pension plans’ investment committee has established a target investment mix with upper and lower limits for investments in equities, fixed-income and other appropriate investments. Assets will be re-allocated among asset classes from time-to-time to maintain an investment mix as established for each plan. The investment committee has established an average target investment mix of approximately 65% equities and approximately 35% fixed-income for the plans.

The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.8 million for all years ended December 31, 2011, 2010 and 2009, respectively.

Note 16 – Commitments and Contingencies

As of December 31, 2011, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows (in thousands):

September 30,
2012	$1,410
2013	1,473
2014	1,556
2015	1,541
2016	1,161
2017 and thereafter	6,427

Total	$13,568

Total rent expense for the years ended December 31, 2011, 2010 and 2009 was $2.3 million, $2.1 million and $2.3 million, respectively.

On October 29, 2010, ARI entered into a lease agreement with a term of eleven years and total base rent of $6.4 million, over the term of the agreement and expensed on a straight-line basis, with an entity owned by the vice chairman of the Company’s board of directors. The lease is for ARI’s headquarters location in St. Charles, Missouri, that it previously leased through American Railcar Leasing LLC (ARL), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through Icahn Enterprises L.P. (IELP), the Company’s principal beneficial stockholder, under a services agreement with ARL, which expired December 31, 2010. The term under the new lease agreement commences January 1, 2011 at the time the previous lease under the services agreement with ARL expired. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it used.

The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.4 million of principal and $5.7 million of accrued interest, both as of December 31, 2011. ARI Component’s share of the remaining commitment on these loans was $3.6 million as of December 31, 2011. See Note 11 for further information regarding this transaction and the terms of the underlying loan.

The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on the Company. Certain real property ARI acquired from ACF Industries LLC (ACF) in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of ARI’s board of directors and, through IELP, its principal beneficial stockholder. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its financial condition or results of operations.

ARI is a party to collective bargaining agreements with labor unions at two repair facilities that expire in January 2013 and September 2013. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that expires in April 2014.

On December 16, 2010, a complaint was filed by Steve Garvin, Deloris Garvin, and Garvin Enterprise, Inc. (the Plaintiffs) against the Company’s subsidiaries Southwest Steel I, LLC, Southwest Steel II, LLC and Southwest Steel III, LLC, d/b/a Southwest Steel Casting Co., in the District Court of Harris County, Texas, 295th Judicial District. On July 25, 2011, the complaint was amended to include us as a party to the litigation. The Plaintiffs alleged that we improperly used their former employees to source components from Chinese suppliers in violation of contractual arrangements among the parties and in a manner that compromised the Plaintiffs’ relationships with the Chinese suppliers. The case was settled and a related charge was included in our financial results as of December 31, 2011.

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

Note 17 – Earnings (Loss) per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	September 30,		September 30,		September 30,
	Years Ended December 31,
	2011		2010		2009
Weighted average common shares outstanding — basic	21,351,570		21,302,488		21,302,296
Dilutive effect of employee stock options	85	(1)	—	(2)	—	(3)

Weighted average common shares outstanding — dilutive	21,351,655		21,302,488		21,302,296

(1)	Stock options to purchase 340,352 shares of common stock expired unexercised on January 19, 2011. Refer to Note 18 for further discussion of these stock options.

(2)	Stock options to purchase 376,353 shares of common stock were not included in the calculation for diluted loss per share for the year ended December 31, 2010. These options were excluded as the exercise price exceeded the average market price and because ARI reported a net loss for 2010. Refer to Note 18 for further discussion of these stock options.

(3)	Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the year ended December 31, 2009. These options were excluded as the exercise price exceeded the average market price for 2009. Refer to Note 18 for further discussion of these stock options.

Note 18 – Stock Based Compensation

The Company accounts for stock based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan) based on the fair values calculated using the Black-Scholes-Merton (Black-Scholes) option-pricing formula. Stock based compensation is expensed using a graded vesting method over the vesting period of the instrument.

The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1,000,000 shares of the Company’s common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. Options and SARs are subject to certain vesting provisions as designated by the board of directors and may have an expiration period that ranges from 5 to 10 years. Options and SARs granted under the 2005 Plan must have an exercise price at or above the fair market value on the date of grant. If any award expires, or is terminated, surrendered or forfeited, then shares of common stock covered by the award will again be available for grant under the 2005 Plan. The 2005 Plan is administered by the Company’s board of directors or a committee of the board. Options and SARs granted are expensed on a graded vesting method over the vesting period of the instrument.

The following table presents the amounts for stock based compensation expense incurred by ARI and the corresponding line items on the consolidated statements of operations that they are classified within:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(in thousands)

Stock based compensation expense:
Cost of revenues: manufacturing operations	$697	$1,190	$237
Cost of revenues: railcar services	105	202	42
Selling, general and administrative	2,736	3,966	895

Total stock based compensation expense	$3,537	$5,358	$1,174

Income tax benefits related to stock based compensation arrangements were $1.3 million, $2.1 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

No stock options were granted in 2011, 2010 or 2009.

Options to purchase 36,001 shares and 14,000 shares of the Company’s common stock were exercised during the years ended December 31, 2011 and 2010, respectively. The total intrinsic value of options exercised during both years ended December 31, 2011 and 2010, was less than $0.1 million. The Company realized tax expense of less than $0.1 million related to these option exercises. No stock options were exercised during the year ended December 31, 2009. All stock options fully vested in January 2009 and expired in January 2011. As such, the Company did not recognize any compensation expense related to stock options during the years ended December 31, 2011, 2010 and 2009.

The following is a summary of option activity under the 2005 Plan:

	Shares Covered by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant-date Fair Value of Options Granted	Aggregate Intrinsic Value ($000)

Outstanding and exercisable at the end of the period, December 31, 2009	390,353	$21.00
Exercised	(14,000)

Outstanding and exercisable at the end of the period, December 31, 2010	376,353	$21.00
Exercised	(36,001)	$21.00
Expired	(340,352)	$21.00

Outstanding and exercisable at the end of the period, December 31, 2011	—	$—	—	$—	$—

As of December 31, 2011, an aggregate of 855,476 shares were available for issuance in connection with future equity instrument grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The 1,000,000 shares covered by the Plan were registered for issuance to the public with the Securities Exchange Commission (SEC) on a Form S-8 on August 16, 2006.

Stock appreciation rights

The compensation committee of the Company’s board of directors granted awards of SARs to certain employees pursuant to the 2005 Plan during April 2007, April 2008, September 2008, March 2009, March 2010 and May 2011. On May 14, 2010, ARI completed an exchange offer and exchanged 190,200 eligible SARs granted on April 4, 2007 at an exercise price per SAR of $29.49 for 95,100 SARs granted on May 14, 2010 at an exercise price per SAR of $14.12.

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

Additionally, 77,500 of the SARs granted in 2008 and 93,250 of the SARs granted in 2009 similarly vest in 25.0% increments on the first, second, third and fourth anniversaries of the grant date, but only if the closing price of the Company’s common stock achieves a specified price target during the applicable twelve month period for twenty trading days during any sixty day trading day period. If the Company’s common stock does not achieve the specified price target during the applicable twelve-month period, the related portion of these market-based SARs will not vest. Further, each holder must remain employed by the Company through each anniversary of the grant date in order to vest in the corresponding number of SARs.

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

The SARs have exercise prices that represent the closing price of the Company’s common stock on the date of grant. Upon the exercise of any SAR, the Company shall pay the holder, in cash, an amount equal to the excess of (A) the aggregate fair market value (as defined in the 2005 Plan) in respect of which the SARs are being exercised, over (B) the aggregate exercise price of the SARs being exercised, in accordance with the terms of the Stock Appreciation Rights Agreement (the SARs Agreement). The SARs are subject in all respects to the terms and conditions of the 2005 Plan and the SARs Agreement, which contain non-solicitation, non-competition and confidentiality provisions.

The following table provides an analysis of SARs granted in 2011, 2010, 2009, 2008 and 2007:

	2011 Grant	2010 Grants	2009 Grant	2008 Grants	2007 Grant
Grant date	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# outstanding at December 31, 2011	237,594	209,196	207,440	140,580	11,100
Weighted average exercise price	$24.45	$12.95	$6.71	$20.80	$29.49
Contractual term	7 years	7 years	7 years	7 years	7 years

December 31, 2011 Black-Scholes valuation components:
Stock volatility range	72.0% -74.4%	64.5% - 74.4%	64.5% -66.9%	66.9%	65.5%
Expected life range	3.3 - 4.3 years	2.6 - 3.3 years	2.1 - 2.7 years	1.7 - 2.2 years	1.1 years
Risk free interest rate range	0.4% - 0.9%	0.4%	0.3%	0.3%	0.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	2.0%	2.0%	2.0%	2.0%	0.0%

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

The following is a summary of SARs activity under the 2005 Plan:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Stock Appreciation Rights (SARs)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of SARs	Aggregate Intrinsic Value ($000)
January 1, 2009	506,026	$25.18
Granted	306,100	$6.71
Cancelled/Forfeited (1)	(23,576)

Outstanding at December 31, 2009	788,550	$18.13

Granted	236,750	$12.95
Cancelled/Forfeited (1)	(295,022)
Exercised	(18,925)

Outstanding at December 31, 2010	711,353	$12.68

Granted	242,041	$24.45
Cancelled/Forfeited (1)	(22,720)
Exercised	(124,764)

Outstanding at December 31, 2011	805,910	$16.35	59 months	$13.75	$6,296	(2)

Exercisable at December 31, 2011	272,102	$14.06	48 months	$13.50	$2,747	(2)

(1)	Of the SARs granted in 2008, 13,123, 13,122 and 19,376 were forfeited in 2011, 2010 and 2009, respectively, due to the closing price of the Company’s common stock not achieving a specified price target for twenty trading days during any sixty day trading day period.

(2)	Based on the closing market price of $23.93 per share of the Company’s common stock on December 31, 2011, SARs granted in 2007 and 2011 have no intrinsic value and the SARs granted in 2008, 2009 and 2010 have a total intrinsic value of $6.3 million, of which $2.7 million relates to SARs that are exercisable.

Compensation expense of $3.5 million, $5.4 million and $1.2 million was incurred for the years ended December 31, 2011, 2010 and 2009, respectively, related to SARs granted under the 2005 Plan.

As of December 31, 2011, unrecognized compensation costs related to the unvested portion of SARs were $2.8 million and were expected to be recognized over a period of 23 months.

Note 19 – Common Stock

The Company declared cash dividends of $0.03 per share of common stock in the first two quarters of 2009 and paid cash dividends the first three quarters of 2009 to stockholders of record as of a given date. Subsequently, in August 2009, the board of directors indefinitely suspended its quarterly dividend payments.

During the years ended December 31, 2011 and 2010, the Company issued 36,001 shares and 14,000 shares, respectively, of its common stock as certain holders of stock options exercised options to purchase the Company’s common stock.

Note 20 – Related Party Transactions

Agreements with ACF

The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Manufacturing services agreement

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. For the years ended December 31, 2011, 2010 and 2009, ARI purchased inventory of less than $0.1 million, $1.1 million and $13.5 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

Supply agreement

Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. No revenue was recorded from ACF for both the years ended December 31, 2011 and 2010. Revenue recorded under this arrangement was less than $0.1 million for the year ended December 31, 2009. Such amounts are included under manufacturing operations revenues from affiliates on the consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales to other customers.

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

For the year ended December 31, 2009, ARI incurred costs under this agreement of $4.1 million in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs and such amount is included under cost of goods sold on the consolidated statements of operations. The Company recognized revenues of $19.0 million related to railcars shipped under this agreement for the year ended December 31, 2009. No revenues or costs were incurred under this agreement for both the years ended December 31, 2011 and 2010.

Asset Purchase Agreement

On January 29, 2010, ARI entered into an agreement to purchase certain assets from ACF for $0.9 million that will allow the Company to manufacture railcar components previously purchased from ACF.

The purchase price of $0.9 million was determined using various factors, including but not limited to, independent appraisals that assessed fair market value for the purchased assets, each asset’s remaining useful life and the replacement cost of each asset. Given that ACF and ARI have the same majority stockholder, the assets purchased were recorded at ACF’s net book value and the remaining portion of the purchase price was recorded as a reduction to stockholders’ equity. As of December 31, 2010, all of the assets had been received and paid for in accordance with the agreement.

Agreements with ARL

The Company has or had the following agreements with ARL, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Railcar servicing agreement and fleet services agreement

Effective January 1, 2008, the Company entered into a fleet services agreement with ARL, which replaced the 2005 railcar servicing agreement. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. The Company provided such repair and maintenance services for approximately 28,000 railcars for ARL. The agreement extended through December 31, 2010.

This agreement was replaced by a new agreement that was effective April 16, 2011 (the Railcar Services Agreement). Under the Railcar Services Agreement, ARI will provide ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices. The Railcar Services Agreement has a term of three years and will automatically renew for additional one year periods unless either party provides at least sixty days prior written notice of termination. There is no termination fee if the Company elects to terminate the agreement prior to the end of the term.

For the years ended December 31, 2011, 2010 and 2009, revenues of $24.7 million, $15.0 million and $14.4 million were recorded under these agreements, respectively. Such amounts are included under railcar services revenues from affiliates on the consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties.

Services agreement, separation agreement and rent and building services extension agreement

Under the Company’s services agreement with ARL, ARL agreed to provide the Company certain information technology services, rent and building services and limited administrative services. The rent and building services includes the use of certain facilities owned by the Company’s vice chairman of the board of directors, which is further described later in this footnote. Under this agreement, the Company agreed to provide purchasing and engineering services to ARL. Consideration exchanged between the companies was based on an agreed upon fixed annual fee.

On March 30, 2007, ARI and ARL agreed, pursuant to a separation agreement to terminate, effective December 31, 2006, all services provided to ARL by the Company under the services agreement. Additionally, the separation agreement provided that all services provided to the Company by ARL under the services agreement would be terminated except for rent and building services. Under the separation agreement, ARL agreed to waive the six month notice requirement for termination required by the services agreement.

In February 2008, ARI and ARL agreed, pursuant to an extension agreement, that effective December 31, 2007, all rent and building services would continue unless otherwise terminated by either party upon six months prior notice or by mutual agreement between the parties. This agreement terminated on December 31, 2010 by mutual agreement.

Total fees paid to ARL were $0.6 million for both the years ended December 31, 2010 and 2009. The fees paid to ARL are included in selling, general and administrative costs to affiliates on the consolidated statements of operations.

Trademark license agreement

Under this agreement, which was effective June 30, 2005, ARI granted a nonexclusive, perpetual, worldwide license to ARL to use ARI’s common law trademarks “American Railcar” and the “diamond shape” logo. ARL may only use the licensed trademarks in connection with the railcar leasing business. ARI is entitled to annual fees of $1,000 in exchange for this license.

Railcar orders

The Company has from time to time manufactured and sold railcars to ARL under long-term agreements as well as on a purchase order basis. Revenues for railcars sold to ARL were $1.2 million, $81.8 million and $105.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues for railcars sold to ARL are included in manufacturing operations revenues from affiliates on the consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the Company’s audit committee.

Effective January 1, 2011, ARL markets the Company’s railcars for sale or lease and acts as its manager to lease railcars on ARI’s behalf for a fee. Refer to Note 25 for further information.

Agreements with other related parties

In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million, bearing interest at a rate of 4.0% with a maturity date of August 2009. Due to the temporary idling of the facility, Ohio Castings advised the partners that it was unable to pay the notes when due. The notes were renegotiated and as a result were due February 2012. Interest continued to accrue but interest payments were deferred until August 2011. Due to the continued need to use existing funds to restart the facility, the joint venture partners and Ohio Castings renegotiated the terms of the notes during 2011 and the notes are now due November 2012 with interest continuing to accrue and payments now deferred until May 2012. Total amounts due from Ohio Castings under this note were $0.5 million as of both December 31, 2011 and 2010. Accrued interest on this note as of both December 31, 2011 and 2010 was less than $0.1 million. The other partners in the joint venture have made identical loans to Ohio Castings. The Company, along with the other members of Ohio Castings, had guaranteed both a state loan issued to Ohio Castings by the state of Ohio and bonds payable to the state of Ohio. The state loan and bonds payable were paid off in June 2011 and December 2010, respectively, and ARI was released from the respective guarantees. The value of the guarantee of the state loan was less than $0.1 million as of December 31, 2010.

The Company’s Axis joint venture entered into a credit agreement in December 2007. Effective August 5, 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.4 million of principal and $5.7 million of accrued interest, as of December 31, 2011. ARI Component’s share of the remaining commitment on these loans was $3.6 million as of December 31, 2011. See Note 11 for further information regarding this transaction and the terms of the underlying loan.

Effective January 1, 2009, ARI entered into a services agreement with a term of one year to provide Axis accounting, tax, human resources and information technology assistance for an annual fee of $0.2 million. Effective January 1, 2010, this agreement was replaced by a new services agreement for ARI to provide Axis accounting, tax, human resources and purchasing assistance for an annual fee of $0.3 million, payable in equal monthly installments. This agreement had an initial term of one year and automatically renews for additional one-year periods unless written notice is received from either party.

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

The Company leases one of its parts manufacturing facilities from an entity owned by its vice chairman of the board of directors. Expenses paid for this facility were $0.4 million for all the years ended December 31, 2011, 2010 and 2009. These costs are included in manufacturing operations cost of revenues on the consolidated statements of operations.

On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by the vice chairman of the board of directors. The lease is for ARI’s headquarters location in St. Charles, Missouri, that it previously leased through ARL under a services agreement with ARL, which expired December 31, 2010. The term under the new lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.6 million for the year ended December 31, 2011. These fees are included in selling, general and administrative expenses on the consolidated statements of operations as costs to a related party.

In June 2011, ARI entered into a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP the Company’s principal beneficial stockholder. Under the agreement, ARI sells and MWR purchases scrap metal from several plant locations. This agreement was approved by the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those that would have been obtained from an independent third party. For the year ended December 31, 2011, MWR collected scrap material totaling $3.3 million. As of December 31, 2011, accounts receivable of $1.3 million were due from MWR.

Icahn Sourcing, LLC (Icahn Sourcing) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that ARI will purchase any goods, services or property from any such vendors, and is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company has purchased a variety of goods and services as members of the buying group at prices and on terms that it believes are more favorable than those that would be achieved on a stand-alone basis. The Company’s purchases under these arrangements totaled $7.1 million in 2011.

Financial information for transactions with related parties

As of December 31, 2011 and 2010, accounts receivable of $6.1 million and $5.0 million, respectively, were due from related parties.

As of December 31, 2011 and 2010, interest receivable of $0.3 million and $0.2 million, respectively, was due from related parties.

As of December 31, 2011 and 2010, accounts payable of $0.8 million and $0.3 million, respectively, were due to related parties.

Cost of revenues for manufacturing operations for the years ended December 31, 2011, 2010 and 2009 included $24.7 million, $5.2 million and $7.5 million, respectively, in railcar products produced by joint ventures.

Inventory as of December 31, 2011 and 2010, included $1.7 million and $0.4 million of materials produced by joint ventures. As of December 31, 2011 and 2010, all profit from related parties for inventory still on hand was eliminated.

Note 21 – Operating Segments and Sales and Credit Concentrations

ARI operates in two reportable segments: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing, railcar leasing and railcar and industrial component manufacturing. Railcar services consist of railcar repair services, engineering and field services, and fleet management services. Performance is evaluated based on revenues and operating profit. Intersegment sales and transfers are accounted for as if sales or transfers were to third parties. The information in the following tables is derived from the segments’ internal financial reports used for corporate management purposes:

	September 30,	September 30,	September 30,	September 30,	September 30,
As of and For the Year Ended December 31, 2011	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
	(in thousands)

Revenues from external customers	$454,167	$65,218	$—	$—	$519,385
Intersegment revenues	914	285	—	(1,199)	—
Cost of revenues — external customers	(410,990)	(50,599)	—	—	(461,589)
Cost of intersegment revenues	(978)	(304)	—	1,282	—

Gross profit	43,113	14,600	—	83	57,796
Selling, general and administrative	(6,748)	(2,124)	(16,175)	—	(25,047)

Earnings (loss) from operations	$36,365	$12,476	$(16,175)	$83	$32,749

Total assets	$357,729	$47,408	$298,633	$—	$703,770
Capital expenditures	32,187	987	2,472	—	35,646
Depreciation and amortization	18,165	2,851	1,850	—	22,866

	September 30,	September 30,	September 30,	September 30,	September 30,
As of and For the Year Ended December 31, 2010	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
	(in thousands)

Revenues from external customers	$206,094	$67,469	$—	$—	$273,563
Intersegment revenues	998	281	—	(1,279)	—
Cost of revenues — external customers	(210,269)	(54,353)	—	—	(264,622)
Cost of intersegment revenues	(748)	(255)	—	1,003	—

Gross profit (loss)	(3,925)	13,142	—	(276)	8,941
Selling, general and administrative	(5,610)	(2,207)	(17,774)	—	(25,591)

Earnings (loss) from operations	$(9,535)	$10,935	$(17,774)	$(276)	$(16,650)

Total assets	$281,779	$49,133	$323,455	$—	$654,367
Capital expenditures	3,753	2,084	307	—	6,144
Depreciation and amortization	19,603	2,816	1,877	—	24,296

	September 30,	September 30,	September 30,	September 30,	September 30,
As of and For the Year Ended December 31, 2009	Manufacturing Operations	Railcar Services	Corporate & all other	Eliminations	Totals
	(in thousands)

Revenues from external customers	$365,329	$58,102	$—	$—	$423,431
Intersegment revenues	1,303	109	—	(1,412)	—
Cost of revenues — external customers	(329,025)	(47,015)	—	—	(376,040)
Cost of intersegment revenues	(1,066)	(102)	—	1,168	—

Gross profit (loss)	36,541	11,094	—	(244)	47,391
Selling, general and administrative	(7,051)	(2,177)	(15,913)	—	(25,141)

Earnings (loss) from operations	$29,490	$8,917	$(15,913)	$(244)	$22,250

Total assets	$271,862	$47,283	$345,219	$—	$664,364
Capital expenditures	3,823	10,711	513	—	15,047
Depreciation and amortization	19,929	2,395	1,799	—	24,123

Manufacturing Operations

Manufacturing revenues from affiliates were 0.2%, 29.9% and 24.8% of total consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Manufacturing revenues from the most significant customer totaled 33.9% of total consolidated revenues for the year ended December 31, 2011. Manufacturing revenues from the most significant customer, an affiliate, totaled 29.9% of total consolidated revenues for the year ended December 31, 2010. Manufacturing revenues from the most significant customer totaled 35.6% of total consolidated revenues for the year ended December 31, 2009.

Manufacturing revenues from the two most significant customers were 45.7% of total consolidated revenues for the year ended December 31, 2011. Manufacturing revenues from the two most significant customers (including an affiliate) were 41.8% and 60.4% of total consolidated revenues for the years ended December 31, 2010 and 2009, respectively.

Manufacturing receivables from the most significant customer were 31.0% of total consolidated accounts receivable including due from related parties as of December 31, 2011. Manufacturing receivables from an affiliated significant customer totaled 12.0% of total consolidated accounts receivable including due from related parties as of December 31, 2010. No other customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2011 and 2010.

Railcar Services

Railcar services revenues from affiliates were 4.8%, 5.5% and 3.4% of total consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively. No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the years ended December 31, 2011, 2010 and 2009. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2011 and 2010.

Note 22 – Consulting Contracts

During the first quarter of 2011, the Company entered into a technology services consulting agreement with SDS-Altaiwagon, a Russian railcar builder, to design a railcar for general service in Russia for a total contract price of $1.5 million. The technology services consulting agreement is expected to be completed in the first quarter of 2012.

During the second quarter of 2011, the Company entered into a consulting agreement with the Indian Railways Research Designs and Standards Organization to design and develop certain railcars for service in India for a total contract price of $9.6 million. The consulting agreement is expected to continue through 2016.

For the year ended December 31, 2011, revenues of $2.7 million were recorded under these two consulting agreements. As of December 31, 2011, unbilled revenues of $1.3 million were due from one of the consulting agreements and deferred revenues of $0.1 million were remaining from the other consulting agreement.

Note 23 – Supplemental Cash Flow Information

ARI received interest income of $3.5 million, $4.3 million and $5.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

ARI paid interest expense, net of capitalized interest, of $20.6 million, $20.6 million and $20.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

ARI paid taxes of $0.3 million and $7.3 million for the years ended December 31, 2011 and 2009, respectively. ARI received net tax refunds of $1.1 million for the year ended December 31, 2010.

ARI paid $2.0 million and $0.2 million to employees related to SARs exercises during the years ended December 31, 2011 and 2010, respectively.

On October 30, 2008, the board of directors of the Company declared a cash dividend of $0.03 per share of common stock of the Company to stockholders of record as of January 9, 2009 that was paid on January 23, 2009.

Note 24 – Selected Quarterly Financial Data (unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
	First quarter	Second quarter	Third quarter	Fourth quarter	Year to Date
	(in thousands, except per share data)

2011
Revenues	$84,843	$111,913	$125,784	$196,845	$519,385
Gross profit	4,944	13,256	14,955	24,641	57,796
Net (loss) earnings	(5,329)	569	4,026	5,070	4,336
Net (loss) earnings per common share-basic and diluted	$(0.25)	$0.03	$0.19	$0.24	$0.20

	First quarter	Second quarter	Third quarter	Fourth quarter	Year to Date
	(in thousands, except per share data)

2010
Revenues	$52,311	$61,165	$64,797	$95,290	$273,563
Gross profit	956	2,570	2,290	3,125	8,941
Net loss	(7,023)	(5,882)	(6,252)	(7,849)	(27,006)
Net loss per common share-basic and diluted	$(0.33)	$(0.28)	$(0.29)	$(0.37)	$(1.27)

Note 25 – Subsequent Events

All subsequent events have been evaluated through the date these financial statements were available to be issued, March 2, 2012.

On February 24, 2012, the Compensation Committee of the Board of Directors of the Company granted awards of SARs to certain Company employees pursuant to the Company’s 2005 Plan. The Committee granted an aggregate of 204,500 SARs. The SARs will be settled in cash and have an exercise price of $29.31, which was the closing price of the Company’s common stock on the date of grant. 89,600 SARs vest equally in 33% increments on the first, second and third anniversaries of the grant date. 114,900 SARs vest equally in 33% increments on the first, second and third anniversaries of the grant date, but only if the amount of the Company’s Adjusted EBITDA, as defined in the SARs Agreement, achieves a specified target for the fiscal year preceding the applicable anniversary date. Each holder must further remain employed by the Company through each anniversary of the grant date in order to vest in the corresponding number of SARs. The SARs have a term of seven years.

On February 29, 2012, the Company entered into a Railcar Management Agreement (the Railcar Management Agreement) with ARL, pursuant to which the Company engaged ARL to market ARI’s railcars for sale or lease, subject to the terms and conditions of the Railcar Management Agreement. The Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties.

The Railcar Management Agreement also provides that ARL will manage the Company’s leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the Railcar Management Agreement were no less favorable than those that would have been obtained from an independent third party.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Grant Thornton, LLP, the independent registered public accounting firm, who also audited our consolidated financial statements. Grant Thornton’s attestation report on our internal control over financial reporting is included herein.

Item 9B: Other Information

On February 29, 2012, we entered into a Railcar Management Agreement (the Railcar Management Agreement) with American Railcar Leasing LLC (ARL), pursuant to which we engaged ARL to market our railcars for sale or lease, subject to the terms and conditions of the Railcar Management Agreement. The Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties.

The Railcar Management Agreement also provides that ARL will manage our leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the Railcar Management Agreement, ARL will receive, in respect of leases railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions.

ARL is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through Icahn Enterprises L.P. (IELP), its principal beneficial stockholder. The Railcar Management Agreement was unanimously approved by the independent directors of our audit committee on the basis that the terms of the Railcar Management Agreement were no less favorable than those that would have been obtained from an independent third party. The above description of the Railcar Management Agreement is qualified in its entirety by reference to the text of the Railcar Management Agreement, a copy of which is attached hereto as Exhibit 10.39 and is incorporated herein by reference.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and a Code of Ethics for Senior Financial Officers that applies to all of our directors, officers and employees. The Code of Business Conduct and Code of Ethics for Senior Financial Officers are posted on our website at www.americanrailcar.com under the caption “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Current Report on Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above.

The additional information required by this item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (2012 Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 11: Executive Compensation

Information required by this item is incorporated by reference to our 2012 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to our 2012 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to our 2012 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14: Principal Accounting Fees and Services

Information required by this item is incorporated by reference to our 2012 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a) (1) Financial Statements.

See Item 8.

(2) Exhibits

See Exhibits Index for a listing of exhibits, which are filed herewith or incorporated herein by reference to the location indicated.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Railcar Industries, Inc.

Date: March 2, 2012	By:	/s/ James Cowan
	Name:	James Cowan
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James Cowan	President and Chief Executive Officer	March 2, 2012
Name: James Cowan	(principal executive officer)

/s/ Dale C. Davies	Senior Vice President, Chief Financial Officer	March 2, 2012
Name: Dale C. Davies	(principal financial officer) and Treasurer

/s/ Michael E. Vaughn	Vice President and Corporate Controller	March 2, 2012
Name: Michael E. Vaughn	(principal accounting officer)

/s/ James J. Unger	Vice Chairman of our Board of Directors	March 2, 2012
Name: James J. Unger

/s/ Samuel Merksamer	Director	March 2, 2012
Name: Samuel Merksamer

/s/ SungHwan Cho	Director	March 2, 2012
Name: SungHwan Cho

/s/ James Pontious	Director	March 2, 2012
Name: James Pontious

/s/ J. Mike Laisure	Director	March 2, 2012
Name: J. Mike Laisure

/s/ Brett Icahn	Director	March 2, 2012
Name: Brett Icahn

/s/ Harold First	Director	March 2, 2012
Name: Harold First

/s/ Hunter Gary	Director	March 2, 2012
Name: Hunter Gary

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between American Railcar Industries, Inc. (Missouri) and American Railcar Industries, Inc. (Delaware) (incorporated by reference to Exhibit 2.1 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

2.2	Stock Purchase Agreement dated March 24, 2006 between Steel Technologies, Inc. and ARI Acquisition Sub joined in by American Railcar Industries (incorporated by reference to Exhibit 2.2 to ARI’s Current Report on Form 8-K, filed with the SEC on March 28, 2006).

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

4.3	First Supplemental Indenture, Dated as of June 30, 2009 (incorporated by reference to Exhibit 4.1 to ARI’s Current Report on Form 8-K, filed with the SEC of June 30, 2009).

9.1	Voting Agreement dated as of December 8, 2005 by and between MODAL LLC and the Foundation for a Greater Opportunity (incorporated by reference to Exhibit 9.1 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.1	Asset Transfer Agreement dated as of October 1, 1994 by and among ACF Industries, Incorporated, American Railcar Industries, Inc. and Carl Icahn (incorporated by reference to Exhibit 10.1 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.2	License Agreement dated as of October 1, 1994 by and between ACF Industries, Incorporated and American Railcar Industries, Inc. as Licensee (incorporated by reference to Exhibit 10.2 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.3	License Agreement dated as of October 1, 1994 by and between American Railcar Industries, Inc. and ACF Industries, Incorporated as Licensee (incorporated by reference to Exhibit 10.3 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.4	Manufacturing Services Agreement dated as of October 1, 1994 between ACF Industries, Incorporated and American Railcar Industries, Inc., as ratified and amended on June 30, 2005 (incorporated by reference to Exhibit 10.4 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.5	Business Consultation Agreement for Engineering Services between ACF Industries LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.7 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.6	Amended and Restated Services Agreement dated as of June 30, 2005 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.12 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

Exhibit No.	Description of Exhibit

10.7	Indenture of Lease between St. Charles Properties and ACF Industries, Incorporated for the property located at Clark and Second Streets, St. Charles, MO, dated March 1, 2001 together with the Assignment and Assumption of Lease dated April 1, 2005 among ACF Industries LLC (as successor to ACF Industries, Incorporated), American Railcar Industries, Inc. and St. Charles Properties (incorporated by reference to Exhibit 10.13 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.8	Assignment and Assumption, Novation and Release dated as of June 30, 2005 by and between ACF Industries Holding, Inc., American Railcar Industries, Inc., Gunderson Specialty Products, Inc., Gunderson, Inc., Castings, LLC, ASF-Keystone, Inc., Amsted Industries Incorporation and Ohio Castings Company, LLC (incorporated by reference to Exhibit 10.22 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.9	Ohio Castings Company, LLC Amended and Restated Limited Liability Company Agreement, dated as of June 20, 2003 (incorporated by reference to Exhibit 10.25 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.10	Employee Benefit Plan Agreement dated as of December 1, 2005 between American Railcar Industries, Inc. and ACF Industries LLC (incorporated by reference to Exhibit 10.31 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.11	Trademark License Agreement dated as of June 30, 2005 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.32 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.12	Summary Plan Description of Executive Survivor Insurance Plan Program of Insurance Benefits for Salaried Employees of American Railcar Industries, Inc (incorporated by reference to Exhibit 10.33 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.13	Supplemental Executive Retirement Plan of American Railcar Industries, Inc (incorporated by reference to Exhibit 10.34 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

10.14	American Railcar, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.36 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.15	Form of Option Agreement, as amended, under American Railcar Industries, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.37 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.16	American Railcar Industries, Inc. 2005 Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.17	Purchase and Sale Agreement dated March 31, 2006 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.39 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).†

10.18	Purchase and Sale Agreement dated September 19, 2006 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.41 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).†

10.19	Wheel Set Component and Finished Wheel Set Storage Agreement dated November 13, 2006 between ACF Industries LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.42 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).

10.20	Registration Rights Agreement, dated February 28, 2007 (incorporated by reference to Exhibit 10.44 to ARI’s Current Report on Form 8-K, filed with the SEC on March 1, 2007).

Exhibit No.	Description of Exhibit

10.21	Employment Agreement with Alan C. Lullman (incorporated by reference to Exhibit 10.44 to ARI’s Current Report on Form 8-K, filed with the SEC on March 30, 2007).

10.22	ARI/ARL Services Separation Agreement (incorporated by reference to Exhibit 10.45 to ARI’s Current Report on Form 8-K, filed with the SEC on April 5, 2007).

10.23	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.46 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2007).

10.24	Axis, LLC Amended and Restated Limited Liability Company Agreement, dated as of January 25, 2008 (incorporated by reference to Exhibit 10.51 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 22, 2008).

10.25	ARI / ARL Rent and Building Services Extension Agreement, dated as of February 22, 2008 (incorporated by reference to Exhibit 10.52 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 22, 2008).

10.26	Fleet Services Agreement with American Railcar Leasing, LLC, dated as of February 26, 2008 (incorporated by reference to Exhibit 10.53 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008). †

10.27	Joint Venture Agreement by and between American Railcar Mauritius II and Amtek Transportation Systems Limited (incorporated by reference to Exhibit 10.54 to ARI’s Current Report on Form wil8-K, filed with the SEC on June 20, 2008)

10.28	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.55 to ARI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008).

10.29	Employment Agreement between American Railcar Industries, Inc. and Dale C. Davies, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.56 to ARI’s Current Report on Form8-K, filed with the SEC on September 16, 2008).

10.30	Letter Agreement (Amendment to SARs) (incorporated by reference to Exhibit 10.57 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2009).

10.31	Form of 2009 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.58 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009).

10.32	Employment Agreement between American Railcar Industries, Inc. and James Cowan dated as of May 8, 2009 (incorporated by reference to Exhibit 10.59 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009).

10.33	Axis Credit Agreement dated as of December 28, 2007, as amended January 28, 2008, February 29, 2008, March 31, 2008 and August 5, 2009 (incorporated by reference to Exhibit 10.60 to ARI’s Quarterly Report on Form10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.34	Master Assignment Agreement dated as of August 5, 2009 (incorporated by reference to Exhibit 10.61 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.35	Form of 2010 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.62 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 5, 2010).

10.36	Lease Agreement, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.63 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 2, 2010). †

10.37	Fifth Amendment to the Axis Credit Agreement dated as of March 31, 2011. (incorporated by reference to Exhibit 10.64 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011).

Exhibit No.	Description of Exhibit

10.38	Railcar Services Agreement dated as of April 15, 2011 between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.65 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011).

10.39	Railcar Management Agreement dated as of February 29, 2012 between American Railcar Industries, Inc. and American Railcar Leasing LLC together with the related Letter Agreement. *†

12.1	Computation of Ratio of Earnings (Loss) to Fixed Charges.*

21.1	Subsidiaries of American Railcar Industries, Inc.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* *

101.INS	XBRL Instance Document (filed electronically herewith)* * *

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)* * *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)* * *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)* * *

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)* * *

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)* * *

*	Filed herewith

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission.

**	Furnished herewith

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.