Form 10-K/A
period 2011-12-31
American Railcar Industries, Inc.
filed 2012-03-07
CIK 1344596

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders – Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

American Railcar Industries, Inc. (the “Company”) hereby amends, as set forth below, its Annual Report on Form 10-K filed on March 2, 2012 (the “Original Report”) solely to correct a scrivener’s error in the auditor opinion contained in Item 8 Financial Statements and Supplementary Data of the Original Report.

This amendment corrects the dates in the third paragraph of the report of the independent registered public accounting firm as to its audit of the Company’s financial statements so that it reads as follows: “In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.” Item 8 of the Original Report is hereby amended and restated in its entirety, as set forth below.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed as of the date hereof and are included as exhibits hereto.

Except as set forth in this explanatory note, no other changes have been made to the Original Report. This amendment speaks as of the filing date of the Original Report, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the Original Report, except as set forth in this explanatory note.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

American Railcar Industries, Inc.

Date: March 6, 2012	By:	/s/ Dale C. Davies
	Name:	Dale C. Davies
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Exhibit No.	Description of Exhibit

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* *

*	Filed herewith

**	Furnished herewith