Form 10-Q
period 2012-03-31
American Railcar Industries, Inc.
filed 2012-05-01
CIK 1344596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock, without par value, outstanding on May 1, 2012 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

INDEX TO FORM 10-Q

Item Number	Page Number

PART I — FINANCIAL INFORMATION

1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2012 and 2011	4

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

3. Quantitative and Qualitative Disclosures about Market Risk	33

4. Controls and Procedures	33

PART II — OTHER INFORMATION

1. Legal Proceedings	33

1A. Risk Factors	33

5. Other Information	34

6. Exhibits	35

SIGNATURES	36

Exhibit 10.40
Exhibit 10.41
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of
	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$272,887	$307,172
Accounts receivable, net	44,834	33,626
Accounts receivable, due from related parties	4,460	6,106
Income taxes receivable	4,074	4,074
Inventories, net	104,997	95,827
Deferred tax assets	2,110	3,203
Prepaid expenses and other current assets	5,173	4,539

Total current assets	438,535	454,547
Property, plant and equipment, net	230,406	194,242
Deferred debt issuance costs	1,181	1,335
Interest receivable, due from related parties	297	292
Goodwill	7,169	7,169
Investments in and loans to joint ventures	46,097	45,122
Other assets	1,238	1,063

Total assets	$724,923	$703,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,892	$62,318
Accounts payable, due to related parties	471	800
Accrued expenses and taxes	9,119	5,879
Accrued compensation	15,382	14,446
Accrued interest expense	1,719	6,875

Total current liabilities	93,583	90,318
Senior unsecured notes	275,000	275,000
Deferred tax liability	21,537	14,923
Pension and post-retirement liabilities	8,945	9,280
Other liabilities	3,532	4,080

Total liabilities	402,597	393,601
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding as of both March 31, 2012 and December 31, 2011	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	83,549	71,545
Accumulated other comprehensive loss	(1,045)	(1,198)

Total stockholders’ equity	322,326	310,169

Total liabilities and stockholders’ equity	$724,923	$703,770

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Manufacturing (including revenues from affiliates of $0 and $1,221 for the three months ended March 31, 2012 and 2011, respectively)	$164,313	$68,502
Railcar leasing	1,380	194
Railcar services (including revenues from affiliates of $5,171 and $5,537 for the three months ended March 31, 2012 and 2011, respectively)	15,906	16,147

Total revenues	181,599	84,843
Cost of revenues:
Manufacturing	(137,561)	(66,474)
Railcar leasing	(741)	(107)
Railcar services	(12,928)	(13,318)

Total cost of revenues	(151,230)	(79,899)
Gross profit	30,369	4,944
Selling, general and administrative (including costs to a related party of $145 for both the three months ended March 31, 2012 and 2011)	(6,564)	(6,882)

Earnings (loss) from operations	23,805	(1,938)
Interest income (including income from related parties of $745 and $679 for the three months ended March 31, 2012 and 2011, respectively)	778	916
Interest expense	(5,126)	(5,335)
Other income (including income from a related party of $3 and $4 for the three months ended March 31, 2012 and 2011, respectively)	3	4
Earnings (loss) from joint ventures	414	(2,242)

Earnings (loss) before income taxes	19,874	(8,595)
Income tax (expense) benefit	(7,870)	3,266

Net earnings (loss)	$12,004	$(5,329)

Net earnings (loss) per common share - basic and diluted	$0.56	$(0.25)
Weighted average common shares outstanding - basic and diluted	21,352	21,349

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net earnings (loss)	$12,004	$(5,329)
Currency translation adjustment	229	247
Amortization of postretirement adjustment	(76)	—

Comprehensive income (loss)	$12,157	$(5,082)

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operating activities:
Net earnings (loss)	$12,004	$(5,329)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	5,402	5,766
Amortization of deferred costs	175	175
(Gain) loss on disposal of property, plant and equipment	(34)	63
Stock-based compensation	696	2,148
Change in interest receivable, due from related parties	—	(41)
(Earnings) loss from joint ventures	(414)	2,242
Provision (benefit) for deferred income taxes	7,705	(3,224)
Adjustment to provision for losses on accounts receivable	(17)	(46)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,184)	1,455
Accounts receivable, due from related parties	1,651	2,446
Income taxes receivable	—	133
Inventories, net	(9,153)	(9,014)
Prepaid expenses and other current assets	(633)	(1,095)
Accounts payable	4,571	3,221
Accounts payable, due to related parties	(329)	609
Accrued expenses and taxes	(2,225)	(2,877)
Other	(566)	(559)

Net cash provided by (used in) operating activities	7,649	(3,927)
Investing activities:
Purchases of property, plant and equipment	(1,337)	(729)
Capital expenditures - leased railcars	(40,072)	—
Proceeds from the sale of property, plant and equipment	38	—
Investments in and loans to joint ventures	(583)	(639)

Net cash used in investing activities	(41,954)	(1,368)
Financing activities:
Proceeds from stock option exercises	—	756

Net cash provided by financing activities	—	756

Effect of exchange rate changes on cash and cash equivalents	20	6

Decrease in cash and cash equivalents	(34,285)	(4,533)
Cash and cash equivalents at beginning of period	307,172	318,758

Cash and cash equivalents at end of period	$272,887	$314,225

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Description of the Business

The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods fairly stated. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI leases railcars manufactured by the Company to certain markets. ARI provides railcar repair and maintenance services for railcar fleets. In addition, ARI provides fleet management, maintenance, engineering and field services for railcars owned by certain customers. Such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes and online service access.

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

The Company’s operations are located in the United States and Canada. The Company operates a railcar repair facility in Sarnia, Ontario Canada. Canadian revenues were 0.1% and 1.9% of total consolidated revenues for the three months ended March 31, 2012 and 2011, respectively. Canadian assets were 1.7% of total consolidated assets as of both March 31, 2012 and December 31, 2011. In addition, the Company’s subsidiaries ARM I and ARM II are located in Mauritius, through which the Company holds a 50% interest in an Indian joint venture. Refer to Note 8 for further information. Assets held by ARM I and ARM II were 1.1% and 1.2% of total consolidated assets as of March 31, 2012 and December 31, 2011, respectively.

Note 2 — Summary of Accounting Policies

Other than the accounting policies included below that were updated during the first quarter of 2012, there have been no material changes to the accounting policies that were included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011.

Goodwill

In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to goodwill, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. The Company adopted the guidance for the three months ended March 31, 2012.

Goodwill is not amortized but tested for impairment at least annually and more frequently if indicators exist by assessing qualitative factors. As of March 31, 2012 and December 31, 2011, the Company reported goodwill of $7.2 million related to the acquisition of Custom Steel Inc. (Custom Steel). For further discussion of ARI’s goodwill refer to Note 7.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications have occurred during the current period.

Recent accounting pronouncements

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Note 3 — Fair Value Measurements

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

The carrying amount of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to their short-term nature. For the fair value of the Company’s senior unsecured notes and stock-based compensation refer to Notes 10 and 15, respectively.

Note 4 — Accounts Receivable, net

Accounts receivable, net, consists of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Accounts receivable, gross	$45,462	$34,272
Less allowance for doubtful accounts	(628)	(646)

Total accounts receivable, net	$44,834	$33,626

Note 5 — Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$73,552	$62,141
Work-in-process	20,339	26,731
Finished products	13,308	8,967

Total inventories	107,199	97,839
Less reserves	(2,202)	(2,012)

Total inventories, net	$104,997	$95,827

Note 6 — Property, Plant and Equipment

The following table summarizes the components of property, plant and equipment.

	March 31, 2012	December 31, 2011
	(in thousands)
Operations / Corporate:
Buildings	$149,740	$149,597
Machinery and equipment	167,148	167,393
Land	3,335	3,335
Construction in process	3,071	2,752

	323,294	323,077
Less accumulated depreciation	(171,144)	(167,434)

	152,150	155,643
Railcar Leasing:
Railcars on lease	80,005	39,851
Less accumulated depreciation	(1,749)	(1,252)

	78,256	38,599

Total property, plant and equipment	$230,406	$194,242

Depreciation expense

Total depreciation expense for the three months ended March 31, 2012 and 2011 was $5.4 million and $5.8 million, respectively.

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

Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy. Depreciation expense for leased railcars for the three months ended March 31, 2012 and 2011 was $0.5 million and $0.1 million, respectively.

As of March 31, 2012, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining nine months of 2012	$5,914
2013	7,730
2014	7,112
2015	6,769
2016	6,553
2017	3,033
2018 and thereafter	7,498

Total	$44,609

Note 7 — Goodwill

In September 2011, the FASB issued authoritative guidance related to goodwill, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. The Company adopted the guidance for the three months ended March 31, 2012.

On March 31, 2006, the Company acquired all of the common stock of Custom Steel, a subsidiary of Steel Technologies, Inc. Custom Steel operated a facility located adjacent to the Company’s component manufacturing facility in Kennett, Missouri, which produces value-added fabricated parts that primarily support the Company’s railcar manufacturing operations. Custom Steel and the adjacent facility in Kennett are considered the reporting unit. Prior to the acquisition, ARI was Custom Steel’s primary customer. The acquisition resulted in goodwill of $7.2 million. The results of the reporting unit are included in the manufacturing segment.

Goodwill is not amortized but is tested for impairment at least annually by comparing the fair value of the reporting unit to its carrying value. The Company performs the annual goodwill impairment test as of March 1 of each year. The Company assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is greater than its carrying amount. If, however, ARI had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then the Company would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the Company considered the following relevant factors:

•

The North American railcar market has been, and ARI expects it to continue to be highly cyclical. The railcar industry significantly improved in 2011, remains strong in 2012 and is forecasted by third parties to improve through at least 2014.

•	ARI is subject to regulation through various laws and regulations. No significant assessments have been made by the various regulators.

•	The railcar manufacturing industry has historically been extremely competitive. There are several competitors who have expanded their capabilities into new markets.

•	ARI saw a significant increase in railcar order activity in 2011 of approximately 10,710 railcar orders compared to 2,590 orders in 2010.

•

The primary long-lived assets at the reporting unit are machines with uses in various applications for numerous markets and industries. As such, management does not believe that there has been a significant decrease in the market value of the reporting unit’s long-lived assets.

•	The reporting unit has a history of positive operating cash flows that is expected to continue.

•	No part of the reporting unit’s net income is comprised of significant non-operating or non-recurring gains or losses, and no significant changes in balance sheet accruals were noted.

•	In addition, during 2011 there were no changes in the following with regard to the reporting unit:

•	Key personnel;

•	Business strategy or product mix; and

•	Buyer or supplier bargaining power.

•	There have been no significant changes in legal factors that would affect the carrying value of the reporting unit.

After assessing the above factors, the Company determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, and therefore no further testing was necessary.

Note 8 — Investments in and Loans to Joint Ventures

As of March 31, 2012, the Company was party to three joint ventures: Ohio Castings LLC (Ohio Castings), Axis LLC (Axis) and Amtek Railcar Industries Private Limited (Amtek Railcar). Through its wholly-owned subsidiary, Castings, the Company has a one-third ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles, for use or sale by the ownership group. The Company has a wholly-owned subsidiary, ARM I that wholly-owns ARM II. Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar, a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture.

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

	March 31, 2012	December 31, 2011
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,044	$6,236
Axis	29,605	29,362
Amtek Railcar	9,448	9,524

Total investments in and loans to joint ventures	$46,097	$45,122

The maximum exposure to loss as a result of investments in and loans to joint ventures are as follows:

March 31, 2012
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$7,044
Note and accrued interest receivable [1]	555

Total Ohio Castings exposure	7,599
Axis
Investment	—
Loans, accrued interest receivable and accrued unused line fee [1]	29,870

Total Axis exposure	29,870

Amtek Railcar exposure	9,448

Total maximum exposure to loss due to joint ventures	$46,917

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

Ohio Castings has notes payable to ARI and the other two partners, with a current balance of $0.5 million, each, that were due February 2012. Ohio Castings and the joint venture partners renegotiated the terms during the third quarter of 2011 and the notes are now due November 2012. Interest will continue to accrue but interest payments have been deferred until May 2012. Accrued interest for this note as of both March 31, 2012 and December 31, 2011 was less than $0.1 million.

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

See Note 16 for information regarding financial transactions among the Company, Ohio Castings and Castings.

Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Results of operations
Revenues	$23,286	$32

Gross profit	2,278	—

Earnings (loss) before interest	2,535	(590)

Net earnings (loss)	$2,520	$(605)

In June 2009, Ohio Castings temporarily idled its manufacturing facility due to the decline in the railcar industry. During the second quarter of 2011, ARI and the other joint venture partners agreed to restart production at Ohio Castings and Ohio Castings began shipping product in the third quarter of 2011.

Axis

In June 2007, ARI, through ARI Component, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles. In February 2008, the two original partners sold equal equity interests in Axis to two new minority partners. During 2010, one of the minority partners sold its interest to the other initial partner. Although the other initial partner’s interest in Axis is greater than ARI’s as a result of the sale, the sale did not result in the other initial partner gaining a controlling interest in Axis. As of March 31, 2012, ARI’s ownership interest in Axis was 41.9%.

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

Effective August 5, 2009, ARI Component and a wholly-owned subsidiary of the other initial partner acquired a loan to Axis from its initial lenders (the Axis Credit Agreement), with each party acquiring a 50.0% interest in the loan. Under the Axis Credit Agreement, financing is available to Axis in an aggregate amount of up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million in revolving loans. The purchase price paid by the Company for its 50.0% interest was $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company.

The Axis Credit Agreement was amended on March 31, 2011. Under the amendment, the commitment to make term loans expired on December 31, 2011. The commitment to make revolving loans under the Axis Credit Agreement will expire and the revolving loans will become due and payable on December 28, 2012. Axis may borrow revolving loans up to $10.0 million, subject to borrowing base availability.

The Axis Credit Agreement was further amended on March 30, 2012. Under the amendment, the first payment on the term loans will become due and payable on September 30, 2012. Thereafter payments are due each fiscal quarter in equal installments, with the last payment due on June 30, 2019.

Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement, as amended, is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable monthly. In accordance with the terms of the agreement as amended, Axis satisfied interest on the term loan by increasing the outstanding principal by the amount of interest that was otherwise due and payable in cash. Axis’ ability to satisfy the term loan interest by increasing the principal balance ceased on September 30, 2011.

The balance outstanding on these loans, due to ARI Component, was $32.1 million in principal and $5.7 million of accrued interest as of March 31, 2012 and $31.4 million in principal and $5.7 million of accrued interest as of December 31, 2011. ARI Component is responsible for funding 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans, term and revolving, was $2.4 million as of March 31, 2012.

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

See Note 16 for information regarding financial transactions among the Company, ARI Component and Axis.

Summary financial results for Axis, the investee company, in total, are as follows:

	March 31,
	2012	2011
	(in thousands)
Results of operations
Revenues	$17,187	$7,935

Gross profit (loss)	1,424	(2,510)

Earnings (loss) before interest	1,159	(2,732)

Net loss	$(323)	$(4,093)

Revenues and net loss for Axis have improved as production volumes have increased and inefficiencies from the ramp up of production have decreased. The new railcar axle market is directly related to the new railcar market. The new railcar market continues to strengthen consistent with industry forecasts, as reported by an independent third party analyst.

As of March 31, 2012, the investment in Axis was comprised entirely of ARI’s term loan, revolver, related accrued interest and related accrued unused line fee due from Axis. Based on the discussion above, this loan has been evaluated to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.

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

Summary financial results for Amtek Railcar, the investee company, are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Financial Results
Revenues	$—	$—

Gross loss	—	—

Loss before interest and taxes	(500)	(574)

Net loss	$(518)	$(402)

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

The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three months ended
	March 31,
	2012	2011
	(in thousands)
Liability, beginning of period	$930	$1,151
Provision for warranties issued during the year, net of adjustments	337	219
Adjustments for warranties issued during the previous years, net of adjustments	(103)	118
Warranty claims	(113)	(191)

Liability, end of period	$1,051	$1,297

Note 10 — Long-term Debt

In February 2007, the Company completed the offering of $275.0 million unsecured senior fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was $277.8 million as of March 31, 2012, based on the closing market price as of that date, which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 3.

The Notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. The Company was in compliance with all of its covenants under the Notes as of March 31, 2012.

As of March 1, 2012, the Company can redeem the Notes in whole or in part at a redemption price equal to 101.875 of the principal amount of the Notes plus accrued and unpaid interest. The redemption price will decline to 100.0% of the principal amount of the Notes plus accrued and unpaid interest beginning on March 1, 2013. The Notes are due in full plus accrued and unpaid interest on March 1, 2014.

Note 11 — Income Taxes

For Federal purposes, the Company’s tax years 2008 to 2011 remain open to examination. The Company is under audit for tax years 2008 to 2009 due to a federal loss carry back claim. For state purposes, the Company’s tax years 2007 to 2011 remain open to examination by various taxing jurisdictions with the latest statute of limitations expiring in 2016. The Company’s foreign tax returns for years 2008 to 2011 remain open to examination.

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

The Company also provides postretirement healthcare benefits for certain of its retired employees and life insurance benefits for certain of its union employees. Employees may become eligible for healthcare benefits and union employees may become eligible for life insurance benefits, only if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. During 2009, postretirement healthcare premium rates for retirees were increased. This change resulted in a decrease to the postretirement benefit liability of $2.8 million that was recorded to accumulated other comprehensive loss as of December 31, 2009. This adjustment is being recognized over the remaining weighted-average service period of active plan participants.

The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended March 31,
	2012	2011
	(in thousands)
Service cost	$48	$79
Interest cost	234	254
Expected loss on plan assets	(253)	(249)
Amortization of unrecognized net loss	176	94
Amortization of unrecognized prior service cost	2	2

Net periodic benefit cost recognized	$207	$180

	Postretirement
	Benefits
	Three Months Ended March 31,
	2012	2011
	(in thousands)
Interest cost	$1	$1
Amortization of prior service credit	(98)	(98)
Amortization of loss	(20)	(22)

Net periodic loss recognized	$(117)	$(119)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Pension	$207	$180
Postretirement	(117)	(119)

Total net periodic benefit cost recognized for all plans	$90	$61

The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

Note 13 — Commitments and Contingencies

The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $32.1 million of principal and $5.7 million of accrued interest, both as of March 31, 2012. ARI Component’s share of the remaining commitment on these loans was $2.4 million as of March 31, 2012. See Note 8 for further information regarding this transaction and the terms of the underlying loan.

The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on the Company. Certain real property ARI acquired from ACF Industries LLC (ACF) in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its financial condition or results of operations.

ARI is a party to collective bargaining agreements with labor unions at two repair facilities that expire in January 2013 and September 2013. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that expires in April 2014.

On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that the Company was liable for an injury that resulted during the Plaintiff’s break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, thus ARI recorded a related charge that was included in the financial results for the three months ended March 31, 2012. The Company intends to appeal this decision.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.

Note 14 — Earnings (Loss) per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended
	March 31,
	2012	2011
Weighted average common shares outstanding - basic	21,352,297	21,349,350
Dilutive effect of employee stock options	—	—	(1)

Weighted average common shares outstanding - diluted	21,352,297	21,349,350

[1]

Stock options to purchase 340,352 shares of common stock were not included in the calculation for diluted earnings per share for the three months ended March 31, 2011. These options were excluded as the exercise price exceeded the average market price and because ARI reported a net loss for the three months ended March 31, 2011. Refer to Note 15 for further discussion of these stock options.

Note 15 — Stock-Based Compensation

The Company accounts for stock-based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan), based on the fair values calculated using the Monte Carlo and Black-Scholes-Merton (Black-Scholes) option-pricing formulas. Stock-based compensation is expensed using a graded vesting method over the vesting period of the instrument. The fair value of the liability associated with stock-based compensation as of March 31, 2012 is based on the fair value components used to calculate the Black-Scholes value, including the Company’s closing market price, as of that date and is considered a Level 2 input. For definition and discussion of a Level 2 input for fair value measurement, refer to Note 3.

The following table presents the amounts incurred by ARI for stock-based compensation and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Stock-based compensation (income) expense
Cost of revenues: manufacturing operations	$165	$470
Cost of revenues: railcar services	(6)	85
Selling, general and administrative	537	1,593

Total stock-based compensation expense	$696	$2,148

Stock options

Stock options to purchase 36,001 shares of the Company’s common stock were exercised during the three months ended March 31, 2011. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 was less than $0.1 million. All stock options fully vested in January 2009 and expired in January 2011. As such, the Company did not recognize any compensation expense related to stock options during the three months ended March 31, 2012 and 2011. As of March 31, 2012, there were no stock options outstanding.

As of March 31, 2012, an aggregate of 855,476 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

Stock appreciation rights

The compensation committee of the Company’s board of directors granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan during April 2007, April 2008, September 2008, March 2009, March 2010, May 2011 and February 2012. On May 14, 2010, ARI completed an exchange offer and exchanged 190,200 eligible SARs granted on April 4, 2007 at an exercise price per SAR of $29.49 for 95,100 SARs granted on May 14, 2010 at an exercise price per SAR of $14.12.

All of the SARs granted in 2007, 196,900 of the SARs granted in 2008 and 212,850 of the SARs granted in 2009 vest in 25.0% increments on the first, second, third and fourth anniversaries of the grant date. All of the SARs granted in March and May 2010, and 89,600 of the SARs granted in 2012 vest in three equal increments on the first, second and third anniversaries of the grant date. Each holder must remain employed by the Company through each such date in order to vest in the corresponding number of SARs.

Additionally, 77,500 of the SARs granted in 2008 and 93,250 of the SARs granted in 2009 similarly vest in 25.0% increments on the first, second, third and fourth anniversaries of the grant date, but only if the closing price of the Company’s common stock achieves a specified price target during the applicable twelve month period for twenty trading days during any sixty day trading day period. If the Company’s common stock does not achieve the specified price target during the applicable twelve-month period, the related portion of these market price-based SARs will not vest. Each holder must remain employed by the Company through each anniversary of the grant date in order to vest in the corresponding number of SARs.

All of the SARs granted in 2011 and 114,900 of the SARs granted in 2012 vest in three equal increments on the first, second and third anniversaries of the grant date, but only if the Company achieves a specified adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) target for the fiscal year preceding the applicable anniversary date. Each holder must remain employed by the Company through each such date in order to vest in the corresponding number of SARs.

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

The following table provides an analysis of SARs granted in 2012, 2011, 2010, 2009, 2008 and 2007:

	2012 Grant	2011 Grant	2010 Grants	2009 Grant	2008 Grants	2007 Grant
Grant date	2/29/2012	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
# SARs outstanding as of March 31, 2012	202,400	233,706	179,546	167,200	87,028	11,100
Weighted average exercise price	$29.31	$24.45	$12.95	$6.71	$20.80	$29.49
Contractual term	7 years	7 years	7 years	7 years	7 years	7 years

March 31, 2012 SARs Black-Scholes valuation components:

Stock volatility range	69.7 - 71.4%	62.6 - 73.7%	62.6 - 64.1%	64.1 - 67.0%	61.9 - 67.0%	65.2%
Expected life range	3.9-4.9 years	3.1-4.1 years	2.5-3.1 years	2.0-2.4 years	1.5-1.9 years	1.0 years
Risk free interest rate range	0.5 - 1.0%	0.5 - 1.0%	0.5%	0.3%	0.3%	0.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	2.0%	2.0%	0.0 - 2.0%	0.0 - 2.0%	0.0 - 2.0%	0.0%

The stock volatility rate was determined using the historical volatility rates of the Company’s common stock. The expected life ranges represent the use of the simplified method prescribed by the SEC, which uses the average of the vesting period and expiration period of each group of SARs that vest equally over a three or four-year period. The interest rates used were the government Treasury bill rate on the date of valuation. Dividend yield was based on the indefinite suspension of dividends by the Company. The forfeiture rate was based on a Company estimate of expected forfeitures over the contractual life of each grant of unvested SARs for each period.

The Company recognized stock-based compensation expense of $0.7 million and $2.1 million during the three months ended March 31, 2012 and 2011, respectively, related to SARs granted under the 2005 Plan.

The following is a summary of SARs activity under the 2005 Plan from January 1, 2012 through March 31, 2012:

	Stock Appreciation Rights (SARs)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of SARs	Aggregate Intrinsic Value ($000)
Outstanding at the beginning of the period, January 1, 2012	805,910	$16.35
Cancelled / Forfeited	(8,929)
Granted	204,500	$29.31
Exercised	(120,501)

Outstanding at the end of the period, March 31, 2012	880,980	$19.57	64 months	$12.64	$4,935	(1)

Exercisable at the end of the period, March 31, 2012	222,470	$12.66	48 months	$13.63	$2,480	(1)

[1]

Based on the closing market price of $23.51 per share of the Company’s common stock on March 31, 2012, SARs granted in 2007, 2011 and 2012 have no intrinsic value and the SARs granted in 2008, 2009 and 2010 have a total intrinsic value of $4.9 million, of which $2.5 million relates to SARs that are exercisable.

As of March 31, 2012, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $3.9 million and were expected to be recognized over a weighted average period of 29 months.

Note 16 — Related Party Transactions

Agreements with ACF

The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Manufacturing services agreement

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. For both the three months ended March 31, 2012 and 2011, ARI purchased inventory of less than $0.1 million of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

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

This agreement was replaced by a new agreement that was effective April 16, 2011 (the Railcar Services Agreement). Under the Railcar Services Agreement, ARI provides ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices. The Railcar Services Agreement has a term of three years and will automatically renew for additional one year periods unless either party provides at least sixty days prior written notice of termination. There is no termination fee if the Company elects to terminate the agreement prior to the end of the term.

For the three months ended March 31, 2012 and 2011, revenues of $5.2 million and $5.5 million, respectively, were recorded under these agreements and are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms were no less favorable than those that would have been obtained from an independent third party.

Railcar orders

The Company has from time to time manufactured and sold railcars to ARL under long-term agreements as well as on a purchase order basis. Revenues for railcars sold to ARL were zero and $1.2 million for the three months ended March 31, 2012 and 2011, respectively. Revenues for railcars sold to ARL are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order, have been and will be subject to the approval or review by the Company’s audit committee.

Railcar management agreement

On February 29, 2012, the Company entered into a Railcar Management Agreement (the Railcar Management Agreement) with ARL, pursuant to which the Company engaged ARL to sell or lease ARI’s railcars in certain markets, subject to the terms and conditions of the Railcar Management Agreement. The Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties.

The Railcar Management Agreement also provides that ARL will manage the Company’s leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreement was unanimously approved by the independent directors of the Company’s special committee on the basis that the terms were no less favorable than those that would have been obtained from an independent third party.

For the three months ended March 31, 2012 and 2011, total fees incurred were $0.2 million and zero, respectively, and are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. As of March 31, 2012 and December 31, 2011, accounts receivable of $0.6 million and $2.4 million, respectively, were due from ARL and accounts payable of $0.2 million and $0.1 million, respectively, were due to ARL.

Agreements with other related parties

In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million, bearing interest at a rate of 4.0% with a maturity date of August 2009. During 2011, the joint venture partners and Ohio Castings renegotiated the terms of the notes and the notes are now due November 2012 with interest continuing to accrue and payments now deferred until May 2012. Total amounts due from Ohio Castings under this note were $0.5 million as of both March 31, 2012 and December 31, 2011. Accrued interest on this note as of March 31, 2012 and December 31, 2011 was less than $0.1 million. The other partners in the joint venture have made identical loans to Ohio Castings. The Company, along with the other members of Ohio Castings, had guaranteed a state loan issued to Ohio Castings by the state of Ohio. The state loan was paid off in June 2011 and ARI was released from the respective guarantee.

The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $32.1 million in principal and $5.7 million of accrued interest as of March 31, 2012 and $31.4 million in principal and $5.7 million of accrued interest as of December 31, 2011. ARI Component’s share of the remaining commitment on these loans was $2.4 million as of March 31, 2012. See Note 8 for further information regarding this transaction and the terms of the underlying loan.

ARI provides Axis various administrative services for an annual fee of $0.3 million, payable in equal monthly installments.

Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the board of directors. In exchange for this service, Mr. Unger receives an annual director fee of $65,000 that is payable quarterly, in advance, and an automobile allowance.

The Company leases one of its parts manufacturing facilities from an entity owned by Mr. Unger with a total base rent of $1.8 million. Expenses paid for this facility were $0.1 million for both the three months ended March 31, 2012 and 2011. These costs are included in manufacturing cost of revenues. The Company is required to pay all tax increases assessed or levied upon the property and the cost of the utilities, as well as repair and maintain the facility. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease was no less favorable than those that would have been obtained from an independent third party.

On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by Mr. Unger. The lease is for ARI’s headquarters location in St. Charles, Missouri that it previously leased through ARL under a services agreement with ARL, which expired December 31, 2010. The term under this lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.1 million for both the three months ended March 31, 2012 and 2011, respectively. These fees are included in selling, general and administrative costs on the condensed consolidated statements of operations as costs to a related party. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease was no less favorable than those that would have been obtained from an independent third party.

In June 2011, ARI entered into a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Under the agreement, ARI sells and MWR purchases scrap metal from several plant locations. This agreement was entered into at arm’s-length and was approved by the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those that would have been obtained from an independent third party. For the three months ended March 31, 2012 and 2011, MWR collected scrap material totaling $2.8 million and $0.3 million, respectively. As of March 31, 2012 and December 31, 2011, accounts receivable of $1.5 million and $1.3 million, respectively, were due from MWR.

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

Financial information for transactions with related parties

Cost of revenues for manufacturing for the three months ended March 31, 2012 and 2011 included $23.2 million and $2.2 million, respectively, in railcar components purchased from joint ventures.

Inventory as of March 31, 2012 and December 31, 2011, included $3.1 million and $1.7 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.

Note 17 — Operating Segment and Sales and Credit Concentrations

ARI operates in three reportable segments: manufacturing, railcar leasing and railcar services. Performance is evaluated based on revenues and segment earnings (loss) from operations. Intersegment revenues are accounted for as if sales were to third parties. The information in the following table is derived from the segments’ internal financial reports used for corporate management purposes:

	Revenues
For the Three Months Ended March 31, 2012	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$164,313	$47,549	$211,862	$34,076
Railcar Leasing	1,380	—	1,380	602
Railcar Services	15,906	29	15,935	2,336
Corporate	—	—	—	(4,286)
Eliminations	—	(47,578)	(47,578)	(8,923)

Total Consolidated	$181,599	$—	$181,599	$23,805

	Revenues
For the Three Months Ended March 31, 2011	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$68,502	$223	$68,725	$716
Railcar Leasing	194	—	194	57
Railcar Services	16,147	119	16,266	2,349
Corporate	—	—	—	(4,987)
Eliminations	—	(342)	(342)	(73)

Total Consolidated	$84,843	$—	$84,843	$(1,938)

Total Assets	As of
	March 31, 2012	December 31, 2011
	(in thousands)
Manufacturing	$329,593	$311,656
Railcar Leasing	92,873	46,073
Railcar Services	48,069	47,408
Corporate	268,211	303,533
Eliminations	(13,823)	(4,900)

Total Consolidated	$724,923	$703,770

Manufacturing

Manufacturing consists of railcar manufacturing, and railcar and industrial component manufacturing. Intersegment revenues are determined based on an estimated fair market value of the railcars manufactured for the Company’s railcar leasing segment, as if such railcars had been sold to a third party. Revenues for railcars manufactured for the Company’s leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease. Earnings (loss) from operations for manufacturing include an allocation of selling, general and administrative costs, as well as profit for railcars manufactured for the Company’s leasing segment based on revenue determined as described above.

Manufacturing revenues from affiliates were zero and 1.4% of total consolidated revenues for the three months ended March 31, 2012 and 2011, respectively. Manufacturing revenues from the most significant customer totaled 57.6% and 17.3% of total consolidated revenues for the three months ended March 31, 2012 and 2011, respectively. Manufacturing revenues from the two most significant customers were 63.9% and 32.4% of total consolidated revenues for the three months ended March 31, 2012 and 2011, respectively.

Manufacturing receivables from the most significant customer were 27.5% of total consolidated accounts receivable including due from related parties as of March 31, 2012. Manufacturing receivables from the most significant customer were 31.0% of total consolidated accounts receivable including due from related parties as of December 31, 2011. Manufacturing receivables from the two most significant customers were 37.6% of total consolidated accounts receivable including due from related parties as of March 31, 2012. No other customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2011.

Railcar Leasing

Railcar leasing consists of railcars manufactured by the Company and leased to third parties under operating leases. Although the railcar leasing activity began during 2011, it was not required to be reported as a separate segment until March 31, 2012 when it met the asset test as required by authoritative guidance. Earnings (loss) from operations for railcar leasing include an allocation of selling, general and administrative costs and also reflect origination fees paid to ARL associated with originating the lease to the Company’s leasing customers. The origination fees represent a percentage of the revenues from the lease over its initial term and are paid up front.

There were no railcar leasing revenues from affiliates for the three months ended March 31, 2012 and 2011. No single railcar leasing customer accounted for more than 10.0% of total consolidated revenues for the three months ended March 31, 2012 and 2011. No single railcar leasing customer accounted for more than 10.0% of total consolidated accounts receivable as of March 31, 2012 and December 31, 2011.

Railcar services

Railcar services consist of railcar repair services, engineering and field services, and fleet management services. Earnings (loss) from operations for railcar services include an allocation of selling, general and administrative costs.

Railcar services revenues from affiliates were 2.8% and 6.5% of total consolidated revenues for the three months ended March 31, 2012 and 2011, respectively.

No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the three months ended March 31, 2012 and 2011. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of March 31, 2012 and December 31, 2011.

Note 18 — Consulting Contracts

During the first quarter of 2011, the Company entered into a technology services consulting agreement with SDS-Altaiwagon, a Russian railcar builder, to design a railcar for general service in Russia for a total contract price of $1.5 million. The technology services consulting agreement was completed during the first quarter of 2012.

During the second quarter of 2011, the Company entered into a consulting agreement with the Indian Railways Research Designs and Standards Organization to design and develop certain railcars for service in India for a total contract price of $9.6 million. The consulting agreement is expected to continue through 2016.

For the three months ended March 31, 2012, revenues of $0.4 million were recorded under these two consulting agreements. As of March 31, 2012, unbilled revenues of $1.6 million were due from one of the consulting agreements.

Note 19 — Supplemental Cash Flow Information

ARI received interest income of $0.8 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.

ARI paid interest expense, net of capitalized interest, of $10.1 million and $10.3 million for the three months ended March 31, 2012 and 2011, respectively.

ARI received a net tax refund of less than $0.1 million for both the three months ended March 31, 2012 and 2011.

ARI paid $1.8 million and $0.1 million to employees related to SARs exercises during the three months ended March 31, 2012 and 2011, respectively.

Note 20 — Subsequent Events

All subsequent events have been evaluated through the date these financial statements were available to be issued, May 1, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our industry, our results of operations and the sufficiency of our capital resources, statements regarding our capital expenditure plans and expansion of our business, statements regarding expansion of our railcar lease fleet and statements regarding anticipated production schedules for our products and the anticipated construction and production schedules of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in our Annual Report on Form 10-K, as amended by Form 10-K/A (the Annual Report), as well as the risks and uncertainties discussed elsewhere in the Annual Report and in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

OVERVIEW

We are a leading North American designer and manufacturer of hopper and tank railcars. We operate in three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair services, engineering and field services, and fleet management services. Although our railcar leasing activity began during 2011, it was not required to be reported as a separate segment until the three months ended March 31, 2012.

The North American railcar market has been, and we expect it to continue to be highly cyclical. We have seen consistent improvements in the railcar manufacturing market over approximately the past two years. We cannot assure you that the railcar market will continue to improve or that our railcar orders and shipments will continue to increase.

For the first quarter of 2012, we achieved record earnings from operations and our number of railcar shipments was more than triple that of the first quarter of 2011. For the three months ended March 31, 2012, we had orders of approximately 1,860 railcars. As of March 31, 2012, we have a backlog of approximately 6,190 railcars. In response to the increased customer demand seen in 2011, we increased production rates at our railcar manufacturing facilities.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The table below summarizes our historical revenues, earnings (loss) from operations and operating margins for the periods shown. Intersegment revenues are accounted for as if sales were to third parties. We define operating margins as segment earnings (loss) from operations as a percentage of segment revenues. Our historical results are not necessarily indicative of operating results that may be expected in the future. Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications have occurred during the current period. Refer to Note 17 to the condensed consolidated financial statements for further discussion of our segments.

	For the Three Months Ended
		March 31,
	2012	2011	Change
	(in thousands)
Revenues:
Manufacturing	$211,862	$68,725	$143,137
Railcar leasing	1,380	194	1,186
Railcar services	15,935	16,266	(331)
Earnings from operations:
Manufacturing	$34,076	$716	$33,360
Railcar leasing	602	57	545
Railcar services	2,336	2,349	(13)
Operating margins:
Manufacturing	16.1%	1.0%	15.0%
Railcar leasing	43.6%	29.4%	14.2%
Railcar services	14.7%	14.4%	0.2%

Revenues

Our total consolidated revenues for the three months ended March 31, 2012 increased to $181.6 million from $84.8 million for the three months ended March 31, 2011. This increase was primarily due to increased revenues from manufacturing and railcar leasing. During the three months ended March 31, 2012, we shipped approximately 2,200 railcars compared to approximately 670 railcars for the same period of 2011.

Our manufacturing revenues, including an estimate of revenues for railcars built for our lease fleet, increased to $211.9 million for the three months ended March 31, 2012 from $68.7 million for the three months ended March 31, 2011. The primary reasons for the increase in revenues were an increase in railcar shipments, driven by strong customer demand, and improved pricing. Manufacturing revenues include estimated revenues for railcars that were built for our lease fleet, as if those railcars had been sold to a third party. Revenues for railcars manufactured for the Company’s leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease. Revenues for railcars built for our lease fleet were $47.5 million for the three months ended March 31, 2012. We had no new railcars for lease that were shipped during the three months ended March 31, 2011. These intersegment revenues were eliminated in consolidation.

For the three months ended March 31, 2012, manufacturing included no transactions with American Railcar Leasing LLC (ARL), compared to $1.2 million, or 1.4% of our total consolidated revenues for the three months ended March 31, 2011. ARL is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder.

Our railcar leasing revenues for the three months ended March 31, 2012 increased to $1.4 million from $0.2 million for the three months ended March 31, 2011. The primary reason for the increase in revenues was an increase in railcars on lease with third parties.

Our railcar services revenues for the three months ended March 31, 2012 decreased to $15.9 million compared to $16.3 million for the three months ended March 31, 2011. The decrease was primarily attributable to decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing. For the three months ended March 31, 2012, our railcar services revenues included $5.2 million, or 2.8% of our total consolidated revenues, from transactions with ARL, compared to $5.5 million, or 6.5% of our total consolidated revenues, for the three months ended March 31, 2011.

Earnings (Loss) from Operations

Our total consolidated earnings from operations increased to $23.8 million for the three months ended March 31, 2012 from loss from operations of $1.9 million for the three months ended March 31, 2011. Our operating margins increased to 13.1% for the three months ended March 31, 2012 from (2.3%) for the three months ended March 31, 2011. These increases were due primarily to an increase in earnings from operations for manufacturing. Our total selling, general and administrative costs decreased to $6.6 million for the first quarter of 2012 compared to $6.9 million for the first quarter of 2011. The decrease of $0.3 million was primarily attributable to a decrease in stock-based compensation due to fluctuations in our stock price, partially offset by an increase in incentive compensation.

Earnings from operations for manufacturing, which include an allocation of selling, general and administrative costs as well as profit for railcars manufactured for our leasing segment, increased to $34.1 million for the three months ended March 31, 2012 compared to $0.7 million for the three months ended March 31, 2011. Profit on railcars built for our lease fleet, which is eliminated in consolidation, was $8.9 million for the three months ended March 31, 2012, and is based on an estimated fair market value as if they had been sold to a third party. Profit for railcars manufactured for the Company’s leasing segment are based on revenue determined as described above. Operating margins from manufacturing increased to 16.1% for the three months ended March 31, 2012 from 1.0% for the three months ended March 31, 2011. These increases were due primarily to increased railcar shipments, improved pricing and operating efficiencies as a result of higher production volumes.

Earnings from operations for railcar leasing, which include an allocation of selling, general and administrative costs, increased to $0.6 million for the three months ended March 31, 2012 compared to $0.1 million for the three months ended March 31, 2011. Operating margins from railcar leasing increased to 43.6% for the three months ended March 31, 2012 from 29.4% for the three months ended March 31, 2011. These increases were due primarily to increased railcars on lease with third parties. Our railcar leasing activities began in 2011.

Earnings from operations for railcar services, which include an allocation of selling, general and administrative costs, were $2.3 million for both the three months ended March 31, 2012 and 2011. Operating margins from railcar services slightly increased to 14.7% for the three months ended March 31, 2012 from 14.4% for the three months ended March 31, 2011.

Earnings (Loss) from Joint Ventures

Our joint venture earnings increased to $0.4 million for the three months ended March 31, 2012 compared to a loss of $2.2 million for the three months ended March 31, 2011. This was primarily attributable to our share of Ohio Castings Company, LLC (Ohio Castings) earnings increasing $1.0 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to increased volumes of railcar components and the plant being idle during the first quarter of 2011. The remaining increase is due to our share of Axis LLC’s (Axis) losses decreasing $1.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Axis’ losses decreased as production levels ramped-up in response to railcar demand. Amtek Railcar Industries Private Limited’s losses were comparable for both the three months ended March 31, 2012 and 2011.

Income Tax (Expense) Benefit

Our income tax expense for the three months ended March 31, 2012 was $7.9 million, or 39.6% of our earnings before income taxes, compared to an income tax benefit of $3.3 million for the three months ended March 31, 2011, or 38.0% of our loss before income taxes. The estimated tax rate could fluctuate on a quarterly basis depending on the mix of income or loss in the U.S. versus foreign countries.

BACKLOG

We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of March 31, 2012, our total backlog was approximately 6,190 railcars, of which approximately 4,170 railcars with an estimated market value of $450.7 million are to be sold and approximately 2,020 railcars with an estimated market value of $213.5 million are orders for railcars that will be subject to lease. As of December 31, 2011, our total backlog was approximately 6,530 railcars, of which approximately 4,330 railcars with an estimated market value of $398.6 million were to be sold and approximately 2,200 railcars with an estimated market value of $223.0 million were orders for railcars that were subject to lease.

Railcars for Sale. As of March 31, 2012, we estimate that 67% of the total number of railcars in our backlog will be sold. 59% of the total number of railcars in our backlog will be sold by the end of 2012, with the remainder in 2013. Estimated market value for railcars to be sold reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Included in the railcar backlog as of March 31, 2012 was $147.5 million of railcars to be sold to our affiliate, ARL.

Railcars for Lease. As of March 31, 2012, we estimate that 33% of the total number of railcars in our backlog will be leased. 27% of the total number of railcars in our backlog will be leased by the end of 2012, with the remainder in 2013. The estimated market value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized pursuant to the terms of each lease and are not based on the estimated market value. We have firm lease orders for new railcars included in our backlog as of March 31, 2012.

We cannot guarantee that the actual revenue from these orders will equal our reported estimated market value or that our future revenue efforts will be successful. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay railcars in our backlog from being shipped and converted into revenue. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered. Such history is based upon our experience with railcar sales, not railcar leases, as to which we have less historical data due to our recent entry into this business. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all.

The reported backlog includes railcars relating to purchase or lease obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the estimated market value of our backlog. Estimated market value reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in our customer contracts.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the three months ended March 31, 2012 and for the foreseeable future is cash on hand from the unsecured senior notes we sold in February 2007 and cash provided by operations. As of March 31, 2012, we had working capital of $345.0 million, including $272.9 million of cash and cash equivalents.

In February 2007, we issued $275.0 million of unsecured senior notes that are due in 2014 (Notes). The offering resulted in net proceeds to us of $270.7 million. The terms of the Notes contain restrictive covenants that limit our ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. We were in compliance with all of our covenants under the Notes as of March 31, 2012.

We believe that our existing cash balance of $272.9 million will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We expect our future cash flows from operations to be impacted by the state of the credit markets and the overall economy, the number of our railcar orders and shipments and our production rates. Our future liquidity may also be impacted by the number of our new railcar orders leased versus sold. We anticipate making capital contributions to our joint ventures in 2012.

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

Cash Flows

The following table summarizes our change in cash and cash equivalents:

Three Months Ended
March 31, 2012
(in thousands)
Net cash provided by (used in):
Operating activities	$7,649
Investing activities	(41,954)
Effect of exchange rate changes on cash and cash equivalents	20

Decrease in cash and cash equivalents	$(34,285)

Net Cash Provided by Operating Activities

Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.

Our net cash provided by operating activities for the three months ended March 31, 2012 was $7.6 million. Our net earnings of $12.0 million were impacted by non-cash items including depreciation and amortization expense of $5.6 million, provision for deferred income taxes of $7.7 million and other smaller items.

Cash used in operating activities included an increase of $9.5 million of accounts receivable (including those from affiliates) and an increase of $9.2 million of inventory, partially offset by an increase of $4.6 million in accounts payable (including those to affiliates).

The increase in total accounts receivable, including from related parties, was primarily due to timing of railcar shipments. The increase in inventory was primarily due to increased production levels in 2012.

Net Cash Used In Investing Activities

Net cash used in investing activities was $42.0 million for the three months ended March 31, 2012, including $1.3 million of capital expenditures for the purchase of property, plant and equipment and capital expenditures of $40.1 million for the production of railcars leased to others. Additionally, we had $0.6 million related to investments in and loans to our joint ventures.

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

Capital expenditures for the three months ended March 31, 2012 were $40.1 million for manufacturing railcars for lease to others and $1.3 million for capitalized projects that maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2012 include projects that we expect will maintain equipment, improve efficiencies, reduce costs and expand our business. We also plan to significantly increase our railcar lease fleet throughout 2012 to meet customer demand for leased railcars that have been or will be ordered. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.

Contingencies and Contractual Obligations

Refer to the updated status of contingencies and contractual obligations in Note 13 to the condensed consolidated financial statements. Our contingencies and contractual obligations did not materially change from the information disclosed in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011.

Other than the critical accounting policy included below that was updated in March 2012, there have been no material changes to the critical accounting policies or estimates that were included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011.

Goodwill

In September 2011, the FASB issued authoritative guidance related to goodwill, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. The Company adopted the guidance for the three months ended March 31, 2012.

As of March 31, 2012, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to a reporting unit that is part of our manufacturing segment. We evaluate goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We performed the annual impairment test as of March 1, 2012, noting no adjustment was required.

We assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we considered the following relevant factors:

•

The North American railcar market has been, and we expect it to continue to be highly cyclical. The railcar industry significantly improved in 2011, remains strong in 2012 and is forecasted by third parties to improve through at least 2014.

•	We are subject to regulation through various laws and regulations. No significant assessments have been made by the various regulators.

•	The railcar manufacturing industry has historically been extremely competitive market. There are several competitors who have expanded their capabilities into new markets.

•	We saw a significant increase in railcar order activity in 2011 of approximately 10,710 railcar orders compared to 2,590 orders in 2010.

•

The primary long-lived assets at the reporting unit are machines with uses in various applications for numerous markets and industries. As such, we do not believe that there has been a significant decrease in the market value of the reporting unit’s long-lived assets.

•	The reporting unit has a history of positive operating cash flows that is expected to continue.

•	No part of the reporting unit’s net income is comprised of significant non-operating or non-recurring gains or losses, and no significant changes in balance sheet accruals were noted.

•	In addition, during 2011 there were no changes in the following with regard to the reporting unit:

•	Key personnel;

•	Business strategy or product mix; and

•	Buyer or supplier bargaining power.

•	There have been no significant changes in legal factors that would affect the carrying value of the reporting unit.

After assessing the above factors, we determined that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, and therefore no further testing was necessary.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications have occurred during the current period.

Recent accounting pronouncements

We have evaluated all the recent accounting pronouncements and believe that none of them will have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks since those disclosed in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except for the legal proceedings included below, there have been not other material changes with respect to legal proceedings as previously disclosed in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011.

On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against us in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that we were liable for an injury that resulted during the Plaintiff’s break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, thus we recorded a related charge that was included in the financial results for the three months ended March 31, 2012. We intend to appeal this decision.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011.

ITEM 5. OTHER INFORMATION

The Axis Credit Agreement was amended on March 30, 2012. Under the amendment, the date when the first payment on the term loans becomes due and payable was extended to September 30, 2012. Thereafter payments are due each fiscal quarter in equal installments, with the last payment due on June 30, 2019.

This description of the amendment to the Axis Credit Agreement is a summary only and is qualified in its entirety by the Sixth Amendment to the Axis Credit Agreement, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Form of 2012 Stock Appreciation Rights Agreement*

10.2	Sixth Amendment to the Axis Credit Agreement dated as of March 30, 2012*

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema Document#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE	XBRL Taxonomy Presentation Linkbase Document#

101.DEF	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith
**	Furnished herewith
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date: May 1, 2012	By:	/s/ James Cowan
James Cowan, President and Chief Executive Officer

	By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Form of 2012 Stock Appreciation Rights Agreement*

10.2	Sixth Amendment to the Axis Credit Agreement dated as of March 30, 2012*

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema Document#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE	XBRL Taxonomy Presentation Linkbase Document#

101.DEF	XBRL Taxonomy Definition Linkbase Document#

*	Filed herewith
**	Furnished herewith
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.