Form 10-Q
period 2012-06-30
American Railcar Industries, Inc.
filed 2012-08-03
CIK 1344596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock, without par value, outstanding on August 2, 2012 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of
	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$249,651	$307,172
Accounts receivable, net	19,987	33,626
Accounts receivable, due from related parties	13,329	6,106
Income taxes receivable	5,124	4,074
Inventories, net	110,174	95,827
Deferred tax assets	3,368	3,203
Prepaid expenses and other current assets	5,611	4,539

Total current assets	407,244	454,547

Property, plant and equipment, net	301,700	194,242
Deferred debt issuance costs	1,027	1,335
Interest receivable, due from related parties	—	292
Goodwill	7,169	7,169
Investments in and loans to joint ventures	46,161	45,122
Other assets	1,444	1,063

Total assets	$764,745	$703,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,634	$62,318
Accounts payable, due to related parties	1,000	800
Accrued expenses and taxes	8,818	5,879
Accrued compensation	18,753	14,446
Accrued interest expense	6,875	6,875

Total current liabilities	111,080	90,318

Senior unsecured notes	275,000	275,000
Deferred tax liability	31,244	14,923
Pension and post-retirement liabilities	8,838	9,280
Other liabilities	3,203	4,080

Total liabilities	429,365	393,601

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding as of both June 30, 2012 and December 31, 2011	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	96,910	71,545
Accumulated other comprehensive loss	(1,352)	(1,198)

Total stockholders’ equity	335,380	310,169

Total liabilities and stockholders’ equity	$764,745	$703,770

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30,
	2012	2011

Revenues:

Manufacturing (including revenues from affiliates of $10,897 and $0 for the three months ended June 30, 2012 and 2011, respectively)	$134,748	$94,402
Railcar leasing	2,668	195
Railcar services (including revenues from affiliates of $5,832 and $6,596 for the three months ended June 30, 2012 and 2011, respectively)	16,798	17,316

Total revenues	154,214	111,913

Cost of revenues:
Manufacturing	(106,449)	(86,003)
Railcar leasing	(1,601)	(97)
Railcar services	(12,740)	(12,557)
Total cost of revenues	(120,790)	(98,657)

Gross profit	33,424	13,256

Selling, general and administrative (including costs to a related party of $149 and $145 for the three months ended June 30, 2012 and 2011, respectively)	(7,464)	(5,062)

Earnings from operations	25,960	8,194

Interest income (including income from related parties of $729 and $705 for the three months ended June 30, 2012 and 2011, respectively)	769	944
Interest expense	(5,090)	(5,330)
Other income (including income from a related party of $3 for both the three months ended June 30, 2012 and 2011)	16	15
Earnings (loss) from joint ventures	466	(2,829)

Earnings before income taxes	22,121	994
Income tax expense	(8,760)	(425)

Net earnings	$13,361	$569

Net earnings per common share - basic and diluted	$0.63	$0.03
Weighted average common shares outstanding - basic and diluted	21,352	21,352

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Six Months Ended June 30,
	2012	2011

Revenues:
Manufacturing (including revenues from affiliates of $10,897 and $1,221 for the six months ended June 30, 2012 and 2011, respectively)	$299,061	$162,904
Railcar leasing	4,048	389
Railcar services (including revenues from affiliates of $11,003 and $12,133 for the six months ended June 30, 2012 and 2011, respectively)	32,704	33,463

Total revenues	335,813	196,756

Cost of revenues:
Manufacturing	(244,010)	(152,477)
Railcar leasing	(2,342)	(204)
Railcar services	(25,668)	(25,875)

Total cost of revenues	(272,020)	(178,556)
Gross profit	63,793	18,200

Selling, general and administrative (including costs to a related party of $295 and $291 for the six months ended June 30, 2012 and 2011, respectively)	(14,028)	(11,944)

Earnings from operations	49,765	6,256

Interest income (including income from related parties of $1,474 and $1,384 for the six months ended June 30, 2012 and 2011, respectively)	1,547	1,860
Interest expense	(10,216)	(10,665)
Other income (including income from a related party of $6 and $7 for the six months ended June 30, 2012 and 2011, respectively)	19	19
Earnings (loss) from joint ventures	880	(5,071)

Earnings (loss) before income taxes	41,995	(7,601)
Income tax (expense) benefit	(16,630)	2,841

Net earnings (loss)	$25,365	$(4,760)

Net earnings (loss) per common share - basic and diluted	$1.19	$(0.22)
Weighted average common shares outstanding - basic and diluted	21,352	21,351

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings (loss)	$13,361	$569	$25,365	$(4,760)
Currency translation adjustment	(231)	92	(2)	339
Amortization of postretirement adjustment	(76)	—	(152)	—

Comprehensive income (loss)	$13,054	$661	$25,211	$(4,421)

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2012	2011

Operating activities:
Net earnings (loss)	$25,365	$(4,760)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	11,286	11,454
Amortization of deferred costs	349	349
(Gain) loss on disposal of property, plant and equipment	(51)	66
Stock-based compensation	2,813	1,959
Change in interest receivable, due from related parties	292	(87)
(Earnings) loss from joint ventures	(880)	5,071
Provision (benefit) for deferred income taxes	15,948	(2,831)
Adjustment to provision for losses on accounts receivable	279	(22)
Changes in operating assets and liabilities:
Accounts receivable, net	13,355	(19,722)
Accounts receivable, due from related parties	(7,216)	2,348
Income taxes receivable	(966)	(12)
Inventories, net	(14,351)	(20,098)
Prepaid expenses and other current assets	(1,072)	(781)
Accounts payable	13,319	10,690
Accounts payable, due to related parties	200	(183)
Accrued expenses and taxes	2,920	3,073
Other	(189)	(1,249)

Net cash provided by (used in) operating activities	61,401	(14,735)
Investing activities:
Purchases of property, plant and equipment	(5,343)	(1,561)
Capital expenditures - leased railcars	(113,513)	—
Proceeds from the sale of property, plant and equipment	148	117
Investments in and loans to joint ventures	(202)	(2,296)

Net cash used in investing activities	(118,910)	(3,740)
Financing activities:
Proceeds from stock option exercises	—	756

Net cash provided by financing activities	—	756

Effect of exchange rate changes on cash and cash equivalents	(12)	12

Decrease in cash and cash equivalents	(57,521)	(17,707)
Cash and cash equivalents at beginning of period	307,172	318,758

Cash and cash equivalents at end of period	$249,651	$301,051

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

The condensed consolidated financial statements of the Company include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), American Railcar Mauritius I (ARM I), American Railcar Mauritius II (ARM II) and ARI Longtrain, Inc. (Longtrain). From time to time, the Company makes investments through Longtrain. All intercompany transactions and balances have been eliminated.

Note 2 — Summary of Accounting Policies

Other than the accounting policies included below that were updated during the first quarter of 2012, there have been no material changes to the accounting policies that were included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011.

Goodwill

In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to goodwill, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. The Company adopted the guidance in the first quarter of 2012.

Goodwill is not amortized but is reviewed at least annually assessing qualitative factors to determine if any potential impairment exists. If the qualitative factors indicate that an impairment is more likely than not, then the Company would perform an impairment test on the existing goodwill. For further discussion of ARI’s goodwill refer to Note 7.

Reclassifications

Prior-period amounts for the new leasing segment have been reclassified to conform to the current year presentation. Other than the new leasing segment presentation, there have been no material reclassifications during the current period.

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

Note 4 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Accounts receivable, gross	$20,902	$34,272
Less allowance for doubtful accounts	(915)	(646)

Total accounts receivable, net	$19,987	$33,626

Note 5 — Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$85,300	$62,141
Work-in-process	15,165	26,731
Finished products	11,804	8,967

Total inventories	112,269	97,839
Less reserves	(2,095)	(2,012)

Total inventories, net	$110,174	$95,827

Note 6 — Property, Plant and Equipment

The following table summarizes the components of property, plant and equipment.

	June 30, 2012	December 31, 2011
	(in thousands)
Operations / Corporate:
Buildings	$149,560	$149,597
Machinery and equipment	168,698	167,393
Land	3,335	3,335
Construction in process	5,289	2,752

	326,882	323,077
Less accumulated depreciation	(175,931)	(167,434)

	150,951	155,643
Railcar Leasing:
Railcars on lease	153,445	39,851
Less accumulated depreciation	(2,696)	(1,252)

	150,749	38,599

Total property, plant and equipment	$301,700	$194,242

Depreciation expense

Total depreciation expense for the three months ended June 30, 2012 and 2011 was $5.9 million and $5.7 million, respectively. Total depreciation expense for the six months ended June 30, 2012 and 2011 was $11.3 million and $11.5 million, respectively.

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

Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy. Depreciation expense for leased railcars for the three months ended June 30, 2012 and 2011 was $0.9 million and $0.1 million, respectively. Depreciation expense for leased railcars for the six months ended June 30, 2012 and 2011 was $1.4 million and $0.2 million, respectively.

As of June 30, 2012, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 2012	$7,746
2013	15,338
2014	14,719
2015	14,377
2016	13,561
2017	7,103
2018 and thereafter	9,985

Total	$82,829

Note 7 — Goodwill

On March 31, 2006, the Company acquired all of the common stock of Custom Steel Inc. (Custom Steel), a subsidiary of Steel Technologies, Inc. Custom Steel operated a facility located adjacent to the Company’s component manufacturing facility in Kennett, Missouri, which produces value-added fabricated parts that primarily support the Company’s railcar manufacturing operations. Custom Steel and the adjacent facility in Kennett are considered the reporting unit. Prior to the acquisition, ARI was Custom Steel’s primary customer. The acquisition resulted in goodwill of $7.2 million. The results of the reporting unit are included in the manufacturing segment.

In September 2011, the FASB issued authoritative guidance related to goodwill, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. The Company adopted the guidance in the first quarter of 2012.

The Company performed the annual qualitative assessment as of March 1, 2012 to determine whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. If ARI had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then the Company would have performed the first step of the two-step goodwill impairment test. In evaluating whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, the Company considered the following relevant factors:

•

The North American railcar market has been, and ARI expects it to continue to be highly cyclical. The railcar industry significantly improved in 2011, remains strong in 2012 and is forecasted by third parties to improve through at least 2014.

•	ARI is subject to regulation through various laws and regulations. No significant assessments have been made by the various regulators.

•	The railcar manufacturing industry has historically been extremely competitive. There are several competitors who have expanded their capabilities into new markets.

•	ARI saw a significant increase in railcar order activity in 2011 compared to 2010.

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

After assessing the above factors, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary.

Note 8 — Investments in and Loans to Joint Ventures

As of June 30, 2012, the Company was party to three joint ventures: Ohio Castings LLC (Ohio Castings), Axis LLC (Axis) and Amtek Railcar Industries Private Limited (Amtek Railcar). Through its wholly-owned subsidiary, Castings, the Company has a one-third ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles, for use or sale by the ownership group. The Company has a wholly-owned subsidiary, ARM I that wholly-owns ARM II. Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar, a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture.

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

	June 30, 2012	December 31, 2011
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,712	$6,236
Axis	29,036	29,362
Amtek Railcar - India	9,413	9,524

Total investments in and loans to joint ventures	$46,161	$45,122

The maximum exposure to loss as a result of investments in and loans to joint ventures are as follows:

June 30, 2012
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$7,712
Accrued interest receivable [1]	1

Total Ohio Castings exposure	7,713
Axis
Investment	—
Loans, including accrued interest	29,036

Total Axis exposure	29,036

Amtek Railcar - India exposure	9,413

Total maximum exposure to loss due to joint ventures	$46,162

[1]	Accrued interest receivable is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Ohio Castings

Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at cost plus a licensing fee. The Company has been involved with this joint venture since 2003.

Ohio Castings has notes payable to ARI and the other two partners, with a current balance of $0.3 million, each, that were due February 2012. Ohio Castings and the joint venture partners renegotiated the terms during the third quarter of 2011 and the notes are now due November 2012. Interest continued to accrue but interest payments were deferred until May 2012 at which time Ohio Castings began again paying interest and principal. Accrued interest for this note as of both June 30, 2012 and December 31, 2011 was less than $0.1 million.

The Company accounts for its investment in Ohio Castings using the equity method. The Company has determined that, although the joint venture is a variable interest entity (VIE), this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Ohio Castings that most significantly impact its economic performance. The significant factors in this determination were that neither the Company, nor Castings, has rights to the majority of returns, losses or votes, all major and strategic decisions are decided between the partners, and the risk of loss to Castings and the Company is limited to the Company’s investment through Castings, the note and related accrued interest due to ARI.

See Note 16 for information regarding financial transactions among the Company, Ohio Castings and Castings.

Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Results of operations
Revenues	$23,399	$—	$46,685	$32

Gross profit	2,278		4,556	—

Earnings (loss) before interest	2,441	(2,336)	4,976	(2,926)

Net earnings (loss)	$2,428	$(2,334)	$4,948	$(2,939)

In June 2009, Ohio Castings temporarily idled its manufacturing facility due to the decline in the railcar industry. During the second quarter of 2011, ARI and the other joint venture partners agreed to restart production at Ohio Castings and Ohio Castings began shipping product in the third quarter of 2011.

Axis

In June 2007, ARI, through ARI Component, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles. In February 2008, the two original partners sold equal equity interests in Axis to two new minority partners. During 2010, one of the minority partners sold its interest to the other initial partner. Although the other initial partner’s interest in Axis is greater than ARI’s as a result of the sale, the sale did not result in the other initial partner gaining a controlling interest in Axis. As of June 30, 2012, ARI’s ownership interest in Axis was 41.9%.

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

Effective August 5, 2009, ARI Component and the other initial partner acquired a loan to Axis from its initial lenders (the Axis Credit Agreement), with each party acquiring a 50.0% interest in the loan. Under the Axis Credit Agreement, financing is available to Axis in an aggregate amount of up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million in revolving loans. The purchase price paid by the Company for its 50.0% interest was $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company.

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

The balance outstanding on these loans, due to ARI Component, was $31.7 million in principal and $5.4 million of accrued interest as of June 30, 2012 and $31.4 million in principal and $5.7 million of accrued interest as of December 31, 2011. ARI Component is responsible for funding 50.0% of the loan commitments. ARI Component’s share of the remaining commitment on these loans was $3.3 million as of June 30, 2012.

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

See Note 16 for information regarding financial transactions among the Company, ARI Component and Axis.

Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Results of operations
Revenues	$16,931	$9,885	$34,118	$17,820

Gross profit (loss)	1,467	(2,712)	2,891	(5,222)

Earnings (loss) before interest	1,254	(2,949)	2,413	(5,681)

Net loss	$(206)	$(4,359)	$(529)	$(8,452)

Revenues and net loss for Axis have improved as production volumes have increased and inefficiencies from the ramp up of production have decreased. The new railcar axle market is directly related to the new railcar market. The new railcar market is strong consistent with current industry deliveries and forecasts, as reported by an independent third party analyst.

As of June 30, 2012, the investment in Axis was comprised entirely of ARI’s term loan, revolver and related accrued interest due from Axis. Based on the discussion above, this loan has been evaluated to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.

Amtek Railcar - India

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

Summary financial results for Amtek Railcar, the investee company, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Financial Results
Revenues	$—	$—	$—	$—

Gross loss	—	—	—	—

Loss before interest and taxes	(435)	(617)	(934)	(1,191)

Net loss	$(435)	$(448)	$(952)	$(850)

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

The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Liability, beginning of period	$1,051	$1,297	$930	$1,151

Provision for warranties issued during the year, net of adjustments	322	259	659	478
Adjustments for warranties issued during the previous years, net of adjustments	137	(119)	34	(1)
Warranty claims	(224)	(277)	(337)	(468)

Liability, end of period	$1,286	$1,160	$1,286	$1,160

Note 10 — Long-term Debt

In February 2007, the Company completed the offering of $275.0 million unsecured senior fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was $278.4 million as of June 30, 2012, based on the closing market price as of that date, which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 3.

The Notes bear a fixed interest rate that is set at 7.5% and are due in 2014. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict the Company’s ability to incur additional indebtedness and issue disqualified or preferred stock, become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. The Company was in compliance with all of its covenants under the Notes as of June 30, 2012.

As of March 1, 2012, the Company can redeem the Notes in whole or in part at a redemption price equal to 101.875% of the principal amount of the Notes plus accrued and unpaid interest. The redemption price will decline to the principal amount of the Notes plus accrued and unpaid interest beginning on March 1, 2013. The Notes are due in full plus accrued and unpaid interest on March 1, 2014.

Note 11 — Income Taxes

For Federal purposes, the Company’s tax years 2008 to 2011 remain open to examination. The Company is under audit review for tax years 2008 to 2010 due to a federal loss carry back claim in excess of $2.0 million. For state purposes, the Company’s tax years 2007 to 2011 remain open to examination by various taxing jurisdictions with the latest statute of limitations expiring in 2016. The Company’s foreign tax returns for years 2008 to 2011 remain open to examination.

Note 12 — Employee Benefit Plans

The Company is the sponsor of defined benefit pension plans that cover certain employees at designated repair facilities. One plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second plan, which covers only certain union employees of the Company, was frozen effective as of January 1, 2012 and no additional benefits will accrue thereunder. The assets of the defined benefit pension plans are held by independent trustees and consist primarily of equity and fixed income securities. The Company is also the sponsor of an unfunded, non-qualified supplemental executive retirement plan (SERP) in which several of its current and former employees are participants. The SERP is frozen and no additional benefits are accruing thereunder.

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

The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Service cost	$48	$79	$96	$158
Interest cost	234	254	468	508
Expected loss on plan assets	(253)	(249)	(506)	(499)
Amortization of unrecognized net loss	176	94	352	189
Amortization of unrecognized prior service cost	2	2	4	4

Net periodic benefit cost recognized	$207	$180	$414	$360

	Postretirement
	Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	2
Amortization of prior service credit	(98)	(98)	(196)	(196)
Amortization of loss	(20)	(22)	(40)	(45)

Net periodic loss recognized	$(117)	$(119)	$(233)	$(238)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Pension	$207	$180	$414	$360
Postretirement	(117)	(119)	(233)	(238)

Total net periodic benefit cost recognized for all plans	$90	$61	$181	$122

The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million for both the three months ended June 30, 2012 and 2011. Expenses related to these plans were $0.4 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

Note 13 — Commitments and Contingencies

The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.7 million of principal and $5.4 million of accrued interest, both as of June 30, 2012. ARI Component’s share of the remaining commitment on these loans was $3.3 million as of June 30, 2012. See Note 8 for further information regarding this transaction and the terms of the underlying loan.

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

On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that the Company was liable for an injury that resulted during the Plaintiff’s break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, thus ARI recorded a related charge that was recorded in the first quarter of 2012. The Company intends to appeal this decision.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.

Note 14 — Earnings (Loss) per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Weighted average common shares outstanding - basic	21,352,297	21,352,297		21,352,297	21,350,832
Dilutive effect of employee stock options	—	—	(1)	—	—	(1)

Weighted average common shares outstanding - diluted	21,352,297	21,352,297		21,352,297	21,350,832

[1]

Stock options to purchase 390,353 shares of common stock were not included in the calculation for diluted earnings per share for the six months ended June 30, 2011. These options were excluded as the exercise price exceeded the average market price and because ARI reported a net loss for the six months ended June 30, 2011. Refer to Note 15 for further discussion of these stock options.

Note 15 — Stock-Based Compensation

The Company accounts for stock-based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan), based on the fair values calculated using the Monte Carlo and Black-Scholes-Merton (Black-Scholes) option-pricing formulas. Stock-based compensation is expensed using a graded vesting method over the vesting period of the instrument. The fair value of the liability associated with stock-based compensation as of June 30, 2012 is based on the fair value components used to calculate the Black-Scholes value, including the Company’s closing market price, as of that date and is considered a Level 2 input. For definition and discussion of a Level 2 input for fair value measurement, refer to Note 3.

Stock options

No stock options were exercised during the three months ended June 30, 2011. Stock options to purchase 36,001 shares of the Company’s common stock were exercised during the six months ended June 30, 2011. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 was less than $0.1 million. All stock options fully vested in January 2009 and expired in January 2011. As such, the Company did not recognize any compensation expense related to stock options during the three and six months ended June 30, 2011. As of June 30, 2011, there were no stock options outstanding.

As of June 30, 2012, an aggregate of 855,476 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

Stock appreciation rights

The compensation committee of the Company’s board of directors granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan during April 2007, April 2008, September 2008, March 2009, March 2010, May 2011 and February 2012.

Of the SARs granted in 2012, 89,600 vest in three equal increments on the first, second and third anniversaries of the grant date. Of the SARs granted in 2012, 114,900 vest in three equal increments on the first, second and third anniversaries of the grant date, but only if the Company achieves a specified earnings before interest, taxes, depreciation and amortization adjusted to remove the expense or income related to stock-based compensation (Adjusted EBITDA) target for the fiscal year preceding the applicable anniversary date. Each holder must remain employed by the Company through each such date in order to vest in the corresponding number of SARs. The following table presents the amounts incurred by ARI for SARs and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation (income) expense
Cost of revenues: Manufacturing	$397	$(91)	$562	$379
Cost of revenues: Railcar Services	86	(82)	80	3
Selling, general and administrative	1,634	(16)	2,171	1,577

Total stock-based compensation expense (income)	$2,117	$(189)	$2,813	$1,959

The Company has the following SARs outstanding as of June 30, 2012:

	Grant Date
	2/29/2012	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
SARs outstanding	198,900	230,130	165,073	157,975	81,173	9,000
Vested and exercisable	—	76,710	88,896	85,201	80,611	9,000
Weighted average exercise price	$29.31	$24.45	$12.95	$6.71	$20.80	$29.49
Vesting period	3 years	3 years	4 years	4 years	4 years	4 years

Expiration dates	2/29/2019	5/9/2018	3/31/2017 & 5/14/2017	3/3/2016	4/28/2015 & 9/12/2015	4/4/2014

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

The fair value of all unexercised SARs is determined at each reporting period under the Monte Carlo and Black-Scholes option pricing methodologies based on the inputs in the table below and is recorded as a liability over the vesting period. The fair value of the SARs is expensed on a graded vesting basis over the vesting period, which is in equal increments on the respective anniversaries of the grant date. Changes in the fair value of vested SARs are expensed in the period of change. For the six months ended June 30, 2012, the following assumptions were used in the Black-Scholes option-pricing model:

	Grant Date
	2/29/2012	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008 & 9/12/2008	4/4/2007
Risk-free interest rate	0.4 - 0.7%	0.4%	0.3 - 0.4%	0.3%	0.2 - 0.3%	0.2%
Expected SARs lives (in years)	3.6 - 4.6	2.9 - 3.8	2.4 - 2.8	1.8 - 2.2	1.4 - 1.7	0.9
Expected volatility for SARs	63.4 - 71.4%	61.8 - 71.4%	61.8 - 63.2%	62.0%	60.8%	63.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Note 16 — Related Party Transactions

Agreements with ACF

The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Manufacturing services agreement

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. For both the three and six months ended June 30, 2012 and 2011, ARI purchased inventory of less than $0.1 million of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

Agreements with ARL

The Company has or had the following agreements with American Railcar Leasing LLC (ARL), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Railcar services agreement and fleet services agreement

Effective January 1, 2008, the Company entered into a fleet services agreement with ARL, which replaced the 2005 railcar servicing agreement. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. The Company provided such repair and maintenance services for ARL’s fleet of railcars. The agreement extended through December 31, 2010.

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

For the three months ended June 30, 2012 and 2011, revenues of $5.8 million and $6.6 million, respectively, were recorded under these agreements. For the six months ended June 30, 2012 and 2011, revenues of $11.0 million and $12.1 million, respectively, were recorded under these agreements. Such amounts are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms were no less favorable than those that would have been obtained from an independent third party.

Railcar orders

The Company has from time to time manufactured and sold railcars to ARL under long-term agreements as well as on a purchase order basis. Revenues for railcars sold to ARL were $10.9 million and zero for the three months ended June 30, 2012 and 2011, respectively. Revenues for railcars sold to ARL were $10.9 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. Revenues for railcars sold to ARL are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order, have been and will be subject to the approval or review by the Company’s audit committee.

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

The Railcar Management Agreement also provides that ARL will manage the Company’s leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreement was unanimously approved by the independent directors of the Company on the basis that the terms were no less favorable than those that would have been obtained from an independent third party.

For the three months ended June 30, 2012 and 2011, total fees incurred were $0.5 million and zero, respectively. For the six months ended June 30, 2012 and 2011, total fees incurred were $0.7 million and zero, respectively. Such amounts are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. As of June 30, 2012 and December 31, 2011, accounts receivable of $0.6 million and $2.4 million, respectively, were due from ARL and accounts payable of $0.4 million and $0.1 million, respectively, were due to ARL.

Agreements with other related parties

In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million, bearing interest at a rate of 4.0% with a maturity date of August 2009. During 2011, the joint venture partners and Ohio Castings renegotiated the terms of the notes and the notes are now due November 2012. Interest continued to accrue but interest payments were deferred until May 2012 at which time Ohio Castings began again paying interest and principal. Total amounts due from Ohio Castings under this note were $0.3 million and $0.5 million as of both June 30, 2012 and December 31, 2011, respectively. Accrued interest on this note as of June 30, 2012 and December 31, 2011 was less than $0.1 million. The other partners in the joint venture have made identical loans to Ohio Castings.

The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI Component, was $31.7 million in principal and $5.4 million of accrued interest as of June 30, 2012 and $31.4 million in principal and $5.7 million of accrued interest as of December 31, 2011. ARI Component’s share of the remaining commitment on these loans was $3.3 million as of June 30, 2012. See Note 8 for further information regarding this transaction and the terms of the underlying loan.

ARI provides Axis various administrative services for an annual fee of $0.3 million, payable in equal monthly installments.

Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the board of directors. In exchange for this service, Mr. Unger receives an annual director fee of $65,000 that is payable quarterly, in advance.

The Company leases one of its parts manufacturing facilities from an entity owned by Mr. Unger with a total base rent of $1.8 million. Expenses paid for this facility were $0.1 million for both the three months ended June 30, 2012 and 2011. Expenses paid for this facility were $0.2 million for both the six months ended June 30, 2012 and 2011. These costs are included in manufacturing cost of revenues. The Company is required to pay all tax increases assessed or levied upon the property and the cost of the utilities, as well as repair and maintain the facility. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease were no less favorable than those that would have been obtained from an independent third party.

On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by Mr. Unger. The lease is for ARI’s headquarters location in St. Charles, Missouri that it previously leased through ARL under a services agreement with ARL, which expired December 31, 2010. The term under this lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.2 million for both the three months ended June 30, 2012 and 2011. The expenses recorded for this facility were $0.3 million for both the six months ended June 30, 2012 and 2011. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations as costs to a related party. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease were no less favorable than those that would have been obtained from an independent third party.

In June 2011, ARI entered into a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Under the agreement, ARI sells and MWR purchases scrap metal from several plant locations. This agreement was entered into at arm’s-length and was approved by the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those that would have been obtained from an independent third party. For the three months ended June 30, 2012 and 2011, MWR collected scrap material totaling $2.3 million and $0.1 million, respectively. For the six months ended June 30, 2012 and 2011, MWR collected scrap material totaling $5.1 million and $0.5 million, respectively. As of June 30, 2012 and December 31, 2011, accounts receivable of $0.9 million and $1.3 million, respectively, were due from MWR.

Icahn Sourcing, LLC (Icahn Sourcing) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that ARI will purchase any goods, services or property from any such vendors, and ARI is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company has purchased a variety of goods and services as members of the buying group at prices and on terms that it believes are more favorable than those that would be achieved on a stand-alone basis.

Financial information for transactions with related parties

Cost of revenues for manufacturing for the three months ended June 30, 2012 and 2011 included $26.2 million and $1.4 million, respectively, in railcar components purchased from joint ventures. Cost of revenues for manufacturing for the six months ended June 30, 2012 and 2011 included $49.5 million and $3.7 million, respectively, in railcar components purchased from joint ventures.

Inventory as of June 30, 2012 and December 31, 2011, included $2.2 million and $1.7 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.

Note 17 — Operating Segment and Sales and Credit Concentrations

ARI operates in three reportable segments: manufacturing, railcar leasing and railcar services. Performance is evaluated based on revenues and segment earnings (loss) from operations. Intersegment revenues are accounted for as if sales were to third parties. The information in the following table is derived from the segments’ internal financial reports used for corporate management purposes:

	Revenues			Earnings (Loss) from Operations
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
For the Three Months Ended June 30, 2012
Manufacturing	$134,748	$84,540	$219,288	$26,334	$14,346	$40,680
Railcar Leasing	2,668	—	2,668	1,021	7	1,028
Railcar Services	16,798	191	16,989	3,396	(44)	3,352
Corporate	—	—	—	(4,791)	—	(4,791)
Eliminations	—	(84,731)	(84,731)	—	(14,309)	(14,309)

Total Consolidated	$154,214	$—	$154,214	$25,960	$—	$25,960

For the Three Months Ended June 30, 2011
Manufacturing	$94,402	$276	$94,678	$7,055	$(24)	$7,031
Railcar Leasing	195	—	195	69	—	69
Railcar Services	17,316	48	17,364	4,261	3	4,264
Corporate	—	—	—	(3,191)	—	(3,191)
Eliminations	—	(324)	(324)	—	21	21

Total Consolidated	$111,913	$—	$111,913	$8,194	$—	$8,194

For the Six Months Ended June 30, 2012
Manufacturing	$299,061	$132,089	$431,150	$51,486	$23,268	$74,754
Railcar Leasing	4,048	—	4,048	1,617	13	1,630
Railcar Services	32,704	220	32,924	5,739	(50)	5,689
Corporate	—	—	—	(9,077)	—	(9,077)
Eliminations	—	(132,309)	(132,309)	—	(23,231)	(23,231)

Total Consolidated	$335,813	$—	$335,813	$49,765	$—	$49,765

For the Six Months Ended June 30, 2011
Manufacturing	$162,904	$499	$163,403	$7,694	$53	$7,747
Railcar Leasing	389	—	389	126	—	126
Railcar Services	33,463	167	33,630	6,614	(1)	6,613
Corporate	—	—	—	(8,178)	—	(8,178)
Eliminations	—	(666)	(666)	—	(52)	(52)

Total Consolidated	$196,756	$—	$196,756	$6,256	$—	$6,256

Total Assets	As of
	June 30, 2012	December 31, 2011
	(in thousands)
Manufacturing	$319,549	$311,656
Railcar Leasing	179,701	46,073
Railcar Services	47,677	47,408
Corporate	245,949	303,533
Eliminations	(28,131)	(4,900)

Total Consolidated	$764,745	$703,770

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

Manufacturing revenues from affiliates were 7.1% and zero percent of total consolidated revenues for the three months ended June 30, 2012 and 2011, respectively. Manufacturing revenues from affiliates were 3.2% and 0.6% of total consolidated revenues for the six months ended June 30, 2012 and 2011, respectively. Manufacturing revenues from customers that accounted for more than 10.0% of total consolidated revenues were 54.3% and 38.1% for the three months ended June 30, 2012 and 2011, respectively. Manufacturing revenues from customers that accounted for more than 10.0% of total consolidated revenues were 56.1% and 30.9% for the six months ended June 30, 2012 and 2011, respectively.

Manufacturing receivables from customers that accounted for more than 10.0% of total consolidated accounts receivable totaled 26.6% of total consolidated accounts receivable including due from related parties as of June 30, 2012. Manufacturing receivables from customers that accounted for more than 10.0% of total consolidated accounts receivable were 31.0% of total consolidated accounts receivable including due from related parties as of December 31, 2011.

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

There were no railcar leasing revenues from affiliates for the three and six months ended June 30, 2012 and 2011. No single railcar leasing customer accounted for more than 10.0% of total consolidated revenues for the three and six months ended June 30, 2012 and 2011. No single railcar leasing customer accounted for more than 10.0% of total consolidated accounts receivable as of June 30, 2012 and December 31, 2011.

Railcar services

Railcar services consist of railcar repair services, engineering and field services, and fleet management services. Earnings (loss) from operations for railcar services include an allocation of selling, general and administrative costs.

Railcar services revenues from affiliates were 3.8% and 5.9% of total consolidated revenues for the three months ended June 30, 2012 and 2011, respectively. Railcar services revenues from affiliates were 3.3% and 6.2% of total consolidated revenues for the six months ended June 30, 2012 and 2011, respectively.

No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the three and six months ended June 30, 2012 and 2011. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of June 30, 2012 and December 31, 2011.

Note 18 — Consulting Contracts

During the first quarter of 2011, the Company entered into a technology services consulting agreement with SDS-Altaiwagon, a Russian railcar builder, to design a railcar for general service in Russia for a total contract price of $1.5 million. The technology services consulting agreement was completed during the first quarter of 2012.

During the second quarter of 2011, the Company entered into a consulting agreement with the Indian Railways Research Designs and Standards Organization (RDSO) to design and develop certain railcars for service in India for a total contract price of $9.6 million. The consulting agreement is expected to continue through 2016.

For the three and six months ended June 30, 2012, revenues of $0.8 million and $1.2 million, respectively, were recorded under these two consulting agreements. As of June 30, 2012, unbilled revenues of $1.1 million were due from the RDSO agreement.

Note 19 — Supplemental Cash Flow Information

ARI received interest income of $1.8 million for both the six months ended June 30, 2012 and 2011.

ARI paid interest expense, net of capitalized interest, of $10.0 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively.

ARI paid taxes of $1.6 million and less than $0.1 million for the six months ended June 30, 2012 and 2011, respectively.

ARI paid $2.1 million and $1.4 million to employees related to SARs exercises during the six months ended June 30, 2012 and 2011, respectively.

Note 20 — Subsequent Events

All subsequent events have been evaluated through the date these financial statements were available to be issued, August 2, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our business and industry, our results of operations and the sufficiency of our capital resources, statements regarding our capital expenditure plans and expansion of our business, statements regarding expansion of our railcar lease fleet and statements regarding anticipated production schedules for our products and the anticipated construction and production schedules of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets and the impact of the continuation of these conditions;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business;

•	anticipated trends relating to our shipments, leasing, railcar services, revenues, financial condition or results of operations;

•	our ability to manage overhead and variations in production rates;

•	the highly competitive nature of the railcar manufacturing industry;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	the risks, impact and anticipated benefits associated with potential joint ventures, acquisitions or new business endeavors;

•	the risks associated with international operations and joint ventures;

•	the risk of the lack of acceptance of new railcar offerings by our customers and the risk of initial production costs for our new railcar offerings being significantly higher than expected;

•	the risk of the lack of customers entering into new railcar leases;

•	the sufficiency of our liquidity and capital resources;

•	the conversion of our railcar backlog into revenues;

•	compliance with covenants contained in our unsecured senior notes;

•	the implementation, integration with other systems or ongoing management of our new enterprise resource planning system;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

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

OVERVIEW

We are a leading North American designer and manufacturer of hopper and tank railcars. We operate in three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair services, engineering and field services, and fleet management services. Although our railcar leasing activity began during 2011, it was not required to be reported as a separate segment until the first quarter of 2012.

The North American railcar market has been, and we expect it to continue to be, highly cyclical. We have seen significant improvements in the railcar manufacturing market over approximately the past two years. We cannot assure you that the railcar market will continue to improve or that our railcar orders and shipments will continue to increase.

For the second quarter of 2012, we achieved record earnings from operations. Our number of railcar shipments was more than triple that of the second quarter of 2011 and we made significant progress growing our fleet of leased railcars. Our railcar production volumes were at high levels, which has provided operational leverage and efficiencies that contributed to our record earnings from operations. In addition, our earnings have benefited from vertical integration projects that were implemented over the past several years. During the second quarter of 2012, we received orders for approximately 2,810 railcars. As of June 30, 2012, we have a backlog of approximately 6,800 railcars including approximately 1,620 railcars for lease customers. In response to the increased customer demand seen in 2011 and into 2012, we increased production rates at our railcar manufacturing facilities and will adjust them according to customer demand for the remainder of 2012.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The table below summarizes our historical revenues, earnings from operations and operating margins for the periods shown. Intersegment revenues are accounted for as if sales were to third parties. Operating margins is defined as total segment earnings from operations as a percentage of total segment revenues. Our historical results are not necessarily indicative of operating results that may be expected in the future. Prior-period amounts for the new leasing segment have been reclassified to conform to the current year presentation. Other than the new leasing segment presentation, there have been no material reclassifications during the current period. Refer to Note 17 to the condensed consolidated financial statements for further discussions of our segments.

	Three Months Ended June 30,
	2012			2011
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$134,748	$84,540	$219,288	$94,402	$276	$94,678	$124,610
Railcar Leasing	2,668	—	2,668	195	—	195	2,473
Railcar Services	16,798	191	16,989	17,316	48	17,364	(375)
Eliminations	—	(84,731)	(84,731)	—	(324)	(324)	(84,407)

Total Consolidated	$154,214	$—	$154,214	$111,913	$—	$111,913	$42,301

Earnings (Loss) from Operations
Manufacturing	$26,334	$14,346	$40,680	$7,055	$(24)	$7,031	$33,649
Railcar Leasing	1,021	7	1,028	69	—	69	959
Railcar Services	3,396	(44)	3,352	4,261	3	4,264	(912)
Corporate	(4,791)	—	(4,791)	(3,191)	—	(3,191)	(1,600)
Eliminations	—	(14,309)	(14,309)	—	21	21	(14,330)

Total Consolidated	$25,960	$—	$25,960	$8,194	$—	$8,194	$17,766

	Three Months Ended June 30,
	2012	2011
Operating Margins
Manufacturing	18.6%	7.4%
Railcar Leasing	38.5%	35.4%
Railcar Services	19.7%	24.6%
Total Consolidated	16.8%	7.3%

Revenues

Our total consolidated revenues for the three months ended June 30, 2012 increased to $154.2 million from $111.9 million for the three months ended June 30, 2011. This increase was primarily due to increased revenues from manufacturing and railcar leasing. During the three months ended June 30, 2012, we shipped approximately 2,200 railcars, including approximately 910 railcars to leasing customers, compared to approximately 1,040 railcars for the same period of 2011.

Our manufacturing revenues, including an estimate of revenues for railcars built for our lease fleet, increased to $219.3 million for the three months ended June 30, 2012 from $94.7 million for the three months ended June 30, 2011. The primary reasons for the increase in revenues were an increase in railcar shipments driven by strong customer demand, improved pricing and a shift in the sales mix to more tank railcars. Manufacturing revenues for the three months ended June 30, 2012 included estimated revenues of $84.1 million relating to railcars built for our lease fleet, compared to zero for the three months ended June 30, 2011. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Railcars built for our lease fleet represented over 40.0% of our railcar shipments during the three months ended June 30, 2012. Revenues for railcars manufactured for our leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues.

For the three months ended June 30, 2012, manufacturing revenues included transactions with American Railcar Leasing LLC (ARL) totaling $10.9 million, or 7.1% of our total consolidated revenues, compared to zero for the three months ended June 30, 2011. ARL is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder.

Our railcar leasing revenues for the three months ended June 30, 2012 increased to $2.7 million from $0.2 million for the three months ended June 30, 2011. The increase in revenues was driven by an increase in railcars on lease with third parties.

Our railcar services revenues for the three months ended June 30, 2012 decreased to $17.0 million compared to $17.4 million for the three months ended June 30, 2011. The decrease was primarily attributable to decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing. For the three months ended June 30, 2012, our railcar services revenues included transactions with ARL totaling $5.8 million, or 3.8% of our total consolidated revenues, compared to $6.6 million, or 5.9% of our total consolidated revenues, for the three months ended June 30, 2011.

Earnings from Operations

Our total consolidated earnings from operations increased to a record $26.0 million for the three months ended June 30, 2012 from $8.2 million for the three months ended June 30, 2011. Our operating margins increased to 16.8% for the three months ended June 30, 2012 from 7.3% for the three months ended June 30, 2011. These increases were due primarily to an increase in earnings from operations for manufacturing. Our total selling, general and administrative costs increased to $7.5 million for the second quarter of 2012 compared to $5.1 million for the second quarter of 2011. The increase of $2.4 million was primarily attributable to increases in incentive compensation and stock-based compensation, which fluctuates with our stock price.

Earnings from operations for manufacturing, which include an allocation of selling, general and administrative costs as well as profit for railcars manufactured for our leasing segment, increased to $40.7 million for the three months ended June 30, 2012 compared to $7.0 million for the three months ended June 30, 2011. Profit on railcars built for our lease fleet, which is eliminated in consolidation, was $14.3 million for the three months ended June 30, 2012, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margins from manufacturing increased to 18.6% for the three months ended June 30, 2012 from 7.4% for the three months ended June 30, 2011. These increases were due primarily to increased railcar shipments, improved sales mix and pricing, and operating leverage and efficiencies as a result of higher production volumes. We continue to benefit from cost savings achieved by the vertical integration projects put in place during the past several years.

Earnings from operations for railcar leasing, which include an allocation of selling, general and administrative costs, increased to $1.0 million for the three months ended June 30, 2012 compared to $0.1 million for the three months ended June 30, 2011. Operating margins from railcar leasing increased to 38.5% for the three months ended June 30, 2012 from 35.4% for the three months ended June 30, 2011. These increases were due primarily to increased railcars on lease with third parties. Earnings from operations for railcar leasing includes one-time origination fees paid to ARL associated with originating the order for us to lease railcars to a customer.

Earnings from operations for railcar services, which include an allocation of selling, general and administrative costs, were $3.4 million and $4.3 million for the three months ended June 30, 2012 and 2011, respectively. Operating margins from railcar services decreased to 19.7% for the three months ended June 30, 2012 from 24.6% for the three months ended June 30, 2011. These decreases were primarily attributable to lower demand for lining work at our repair facilities.

Earnings (Loss) from Joint Ventures

Our earnings (loss) from joint ventures were as follows:

	Three Months Ended June 30,
	2012	2011	Change
Ohio Castings	$833	$(778)	$1,611
Axis	(150)	(1,828)	1,678
Amtek Railcar - India	(217)	(223)	6

Total Earnings (Loss) from Joint Ventures	$466	$(2,829)	$3,295

Our joint venture earnings increased to $0.5 million for the three months ended June 30, 2012 compared to a loss of $2.8 million for the three months ended June 30, 2011. The increase was attributable to our share of Ohio Castings Company, LLC (Ohio Castings) earnings increasing $1.6 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to increased volumes of railcar components sold. In addition, Axis LLC’s (Axis) losses decreased $1.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Axis’ losses decreased as production levels ramped up in response to increased railcar demand. Amtek Railcar Industries Private Limited’s (Amtek Railcar) losses were comparable for both the three months ended June 30, 2012 and 2011.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2012 was $8.8 million, or 39.6% of our earnings before income taxes, compared to $0.4 million for the three months ended June 30, 2011, or 42.8% of our earnings before income taxes. The estimated tax rate could fluctuate on a quarterly basis depending on the mix of income or loss in the U.S. versus foreign countries.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The table below summarizes our historical revenues, earnings from operations and operating margins for the periods shown. Intersegment revenues are accounted for as if sales were to third parties. Operating margins is defined as segment earnings from operations as a percentage of segment revenues. Our historical results are not necessarily indicative of operating results that may be expected in the future. Prior-period amounts for the new leasing segment have been reclassified to conform to the current year presentation. Other than the new leasing segment presentation, there have been no material reclassifications during the current period. Refer to Note 17 to the condensed consolidated financial statements for further discussions of our segments.

	Six Months Ended June 30,
	2012			2011
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$299,061	$132,089	$431,150	$162,904	$499	$163,403	$267,747
Railcar Leasing	4,048	—	4,048	389	—	389	3,659
Railcar Services	32,704	220	32,924	33,463	167	33,630	(706)
Eliminations	—	(132,309)	(132,309)	—	(666)	(666)	(131,643)

Total Consolidated	$335,813	$—	$335,813	$196,756	$—	$196,756	$139,057

Earnings (Loss) from Operations
Manufacturing	$51,486	$23,268	$74,754	$7,694	$53	$7,747	$67,007
Railcar Leasing	1,617	13	1,630	126	—	126	1,504
Railcar Services	5,739	(50)	5,689	6,614	(1)	6,613	(924)
Corporate	(9,077)	—	(9,077)	(8,178)	—	(8,178)	(899)
Eliminations	—	(23,231)	(23,231)	—	(52)	(52)	(23,179)

Total Consolidated	$49,765	$—	$49,765	$6,256	$—	$6,256	$43,509

	Six Months Ended June 30,
	2012	2011
Operating Margins
Manufacturing	17.3%	4.7%
Railcar Leasing	40.3%	32.4%
Railcar Services	17.3%	19.7%
Total Consolidated	14.8%	3.2%

Revenues

Our total consolidated revenues for the six months ended June 30, 2012 increased to $335.8 million from $196.8 million for the six months ended June 30, 2011. This increase was primarily due to increased revenues from manufacturing and railcar leasing. During the six months ended June 30, 2012, we shipped approximately 4,410 railcars, including approximately 1,380 railcars to leasing customers, compared to approximately 1,720 railcars for the same period of 2011.

Our manufacturing revenues, including an estimate of revenues for railcars built for our lease fleet, increased to $431.2 million for the six months ended June 30, 2012 from $163.4 million for the six months ended June 30, 2011. The primary reasons for the increase in revenues were an increase in railcar shipments driven by strong customer demand, improved pricing and a shift in the sales mix to more tank railcars. Manufacturing segment revenues for the six months ended June 30, 2012 included estimated revenues of $131.7 million relating to railcars built for our lease fleet, compared to zero for the six months ended June 30, 2011. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Railcars built for the lease fleet represented over 30.0% of our railcar shipments for the six months ended June 30, 2012. Revenues for railcars manufactured for our leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues.

For the six months ended June 30, 2012, manufacturing revenues included transactions with ARL totaling $10.9 million, or 3.2% of our total consolidated revenues, compared to $1.2 million, or 0.6% of our total consolidated revenues, for the six months ended June 30, 2011.

Our railcar leasing revenues for the six months ended June 30, 2012 increased to $4.0 million from $0.4 million for the six months ended June 30, 2011. The primary reason for the increase in revenues was an increase in railcars on lease with third parties.

Our railcar services revenues for the six months ended June 30, 2012 decreased to $32.9 million compared to $33.6 million for the six months ended June 30, 2011. The decrease was primarily attributable to decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing. For the six months ended June 30, 2012, our railcar services revenues included transactions with ARL totaling $11.0 million, or 3.3% of our total consolidated revenues, compared to $12.1 million, or 6.2% of our total consolidated revenues, for the six months ended June 30, 2011.

Earnings from Operations

Our total consolidated earnings from operations increased to $49.8 million for the six months ended June 30, 2012 from $6.3 million for the six months ended June 30, 2011. Our operating margins increased to 14.8% for the six months ended June 30, 2012 from 3.2% for the six months ended June 30, 2011. These increases were due primarily to an increase in earnings from operations for manufacturing. Our total selling, general and administrative costs increased to $14.0 million for the six months ended June 30, 2012 compared to $11.9 million for the six months ended June 30, 2011. The increase of $2.1 million was primarily attributable to increases in incentive compensation and stock-based compensation, which fluctuates with our stock price.

Earnings from operations for manufacturing, which include an allocation of selling, general and administrative costs as well as profit for railcars manufactured for our leasing segment, increased to $74.8 million for the six months ended June 30, 2012 compared to $7.7 million for the six months ended June 30, 2011. Profit on railcars built for our lease fleet, which is eliminated in consolidation, was $23.2 million for the six months ended June 30, 2012, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margins from manufacturing increased to 17.3% for the six months ended June 30, 2012 from 4.7% for the six months ended June 30, 2011. These increases were due primarily to increased railcar shipments, improved sales mix and pricing, and operating leverage and efficiencies as a result of higher production volumes. We continue to benefit from the cost savings achieved by the vertical integration projects put in place during the past several years.

Earnings from operations for railcar leasing, which include an allocation of selling, general and administrative costs, increased to $1.6 million for the six months ended June 30, 2012 compared to $0.1 million for the six months ended June 30, 2011. Operating margins from railcar leasing increased to 40.3% for the six months ended June 30, 2012 from 32.4% for the six months ended June 30, 2011. These increases were due primarily to increased railcars on lease with third parties. Our railcar leasing activities began in the third quarter of 2011. Earnings from operations for railcar leasing includes one-time origination fees paid to ARL associated with originating the order for us to lease railcars to a customer.

Earnings from operations for railcar services, which include an allocation of selling, general and administrative costs, were $5.7 million and $6.6 million for the six months ended June 30, 2012 and 2011, respectively. Operating margins from railcar services slightly decreased to 17.3% for the six months ended June 30, 2012 from 19.7% for the six months ended June 30, 2011. These decreases were primarily attributable to lower demand for lining work at our repair facilities.

Earnings (Loss) from Joint Ventures

Our earnings (loss) from joint ventures were as follows:

	Six Months Ended June 30,
	2012	2011	Change
Ohio Castings	$1,641	$(980)	$2,621
Axis	(285)	(3,544)	3,259
Amtek Railcar - India	(476)	(547)	71

Total Earnings (Loss) from Joint Ventures	$880	$(5,071)	$5,951

Our joint venture earnings increased to $0.9 million for the six months ended June 30, 2012 compared to a loss of $5.1 million for the six months ended June 30, 2011. The increase was attributable to our share of Ohio Castings earnings increasing $2.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to increased volumes of railcar components and the plant being idle during the first six months of 2011. The remaining increase is due to our share of Axis losses decreasing $3.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Axis’ losses decreased as production levels ramped up in response to increased railcar demand. Amtek Railcar’s losses were comparable for both the six months ended June 30, 2012 and 2011.

Income Tax (Expense) Benefit

Our income tax expense for the six months ended June 30, 2012 was $16.6 million, or 39.6% of our earnings before income taxes, compared to an income tax benefit of $2.8 million for the six months ended June 30, 2011, or 37.4% of our loss before income taxes. The estimated tax rate could fluctuate on a quarterly basis depending on the mix of income or loss in the U.S. versus foreign countries.

BACKLOG

We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of June 30, 2012, our total backlog was approximately 6,800 railcars, of which approximately 5,180 railcars with an estimated market value of $618.6 million are railcars for direct sale and approximately 1,620 railcars with an estimated market value of $198.6 million are railcars for lease. As of December 31, 2011, our total backlog was approximately 6,530 railcars, of which approximately 4,330 railcars with an estimated market value of $398.6 million were railcars for direct sale and approximately 2,200 railcars with an estimated market value of $223.0 million were railcars for lease.

Railcars for Sale. As of June 30, 2012, we estimate that 76% of the total number of railcars in our backlog are railcars for direct sale. 42% of the total number of railcars in our backlog will be directly sold by the end of 2012, with the remainder in 2013. Estimated market value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliate, ARL, accounted for 20% of the total number of railcars in our backlog as of June 30, 2012.

Railcars for Lease. As of June 30, 2012, we estimate that 24% of the total number of railcars in our backlog are for lease. 11% of the total number of railcars in our backlog will be leased by the end of 2012, with the remainder in 2013. The estimated market value of railcars for lease reflects the estimated market value of each railcar as if it was sold to a third party and such backlog was converted to actual revenues at the end of the particular period. Actual revenues for railcars for lease are recognized pursuant to the terms of each lease and are not based on the estimated market value. We have firm orders for railcars for lease that are included in our backlog as of June 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the six months ended June 30, 2012 and for the foreseeable future is cash on hand from the unsecured senior notes we sold in February 2007 and cash provided by operations. As of June 30, 2012, we had working capital of $296.2 million, including $249.7 million of cash and cash equivalents.

In February 2007, we issued $275.0 million of unsecured senior notes that are due in 2014 (Notes). The offering resulted in net proceeds to us of $270.7 million. The terms of the Notes contain restrictive covenants that limit our ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict our ability to incur additional indebtedness and issue disqualified or preferred stock, become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. We were in compliance with all of our covenants under the Notes as of June 30, 2012.

We believe that our existing cash balance of $249.7 million will provide sufficient liquidity to meet our expected operating requirements over the next twelve months. We expect our future cash flows from operations to be impacted by the state of the credit markets and the overall economy, the number of our railcar orders and shipments and our production rates. Our future liquidity may also be impacted by the number of our new railcar orders leased versus sold. We anticipate making capital contributions to our joint ventures in 2012.

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

Cash Flows

The following table summarizes our change in cash and cash equivalents:

Six Months Ended June 30, 2012
(in thousands)
Net cash provided by (used in):
Operating activities	$61,401
Investing activities	(118,910)
Effect of exchange rate changes on cash and cash equivalents	(12)

Decrease in cash and cash equivalents	$(57,521)

Net Cash Provided by Operating Activities

Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.

Our net cash provided by operating activities for the six months ended June 30, 2012 was $61.4 million. Our net earnings of $25.4 million were impacted by non-cash items including depreciation expense of $11.3 million, provision for deferred income taxes of $15.9 million, stock-based compensation expense of $2.8 million and other smaller items.

Cash provided by operating activities included a decrease of $6.1 million of accounts receivable (including those from affiliates), an increase of $13.5 million in accounts payable (including those to affiliates) and an increase of $2.9 million of accrued expenses and taxes, partially offset by an increase of $14.4 million of inventory.

The decrease in total accounts receivable, including from related parties, was primarily due to timing of railcar shipments. The increase in inventory and accounts payable was primarily due to increased production levels in 2012.

Net Cash Used In Investing Activities

Net cash used in investing activities was $118.9 million for the six months ended June 30, 2012, including $5.3 million of capital expenditures for the purchase of property, plant and equipment and capital expenditures of $113.5 million for the production of railcars leased to others.

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

Capital expenditures for the six months ended June 30, 2012 were $113.5 million for manufacturing railcars for lease to others and $5.3 million for capitalized projects that maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2012 include projects that we expect will maintain equipment, improve efficiencies, reduce costs and expand our business. We also plan to continue to significantly increase our railcar lease fleet for the remainder of 2012 to meet customer demand for leased railcars. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.

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

Goodwill

In September 2011, the FASB issued authoritative guidance related to goodwill, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. The Company adopted the guidance in the first quarter of 2012.

As of June 30, 2012, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to a reporting unit that is part of our manufacturing segment. We qualitatively review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We performed the annual qualitative review as of March 1, 2012, noting no adjustment was required.

We assessed qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we considered the following relevant factors:

•

The North American railcar market has been, and we expect it to continue to be highly cyclical. The railcar industry significantly improved in 2011, remains strong in 2012 and is forecasted by third parties to improve through at least 2014.

•	We are subject to regulation through various laws and regulations. No significant assessments have been made by the various regulators.

•	The railcar manufacturing industry has historically been extremely competitive. There are several competitors who have expanded their capabilities into new markets.

•	We saw a significant increase in railcar order activity in 2011 compared to 2010.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except for the legal proceedings included below, there have been no other material changes with respect to legal proceedings as previously disclosed in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011.

On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against us in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that we were liable for an injury that resulted during the Plaintiff’s break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, thus we recorded a related charge that was recorded in the first quarter of 2012. We intend to appeal this decision.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below reflects open market purchases during the three months ended June 30, 2012 of our common stock by Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder, and certain of his affiliates, each of whom may be deemed to be an “affiliated purchaser” as such term is defined in Rule 10b-18(b)(3) under the Exchange Act. The information contained in this table is based upon filings with the SEC made by Mr. Carl Icahn and his affiliates. We did not repurchase any shares of our common stock during the period covered by this quarterly report.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2012	—	—	—	—
May 1 - 31, 2012	12,619	$20.80	—	—
June 1 - 30, 2012	9,751	$20.98	—	—

Total	22,370	$20.89	—	—

(1)	No purchases were made pursuant to a publicly announced plan or program.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema Document#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE	XBRL Taxonomy Presentation Linkbase Document#

101.DEF	XBRL Taxonomy Definition Linkbase Document#

*	Filed herewith
**	Furnished herewith
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date: August 2, 2012	By:	/s/ James Cowan
James Cowan, President and Chief Executive Officer

	By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema Document#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE	XBRL Taxonomy Presentation Linkbase Document#

101.DEF	XBRL Taxonomy Definition Linkbase Document#

*	Filed herewith
**	Furnished herewith
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.