Form 10-Q
period 2012-09-30
American Railcar Industries, Inc.
filed 2012-11-02
CIK 1344596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock, without par value, outstanding on October 30, 2012 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

INDEX TO FORM 10-Q

Item Number	Page Number

PART I — FINANCIAL INFORMATION

1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2012 and 2011	4

Condensed Consolidated Statements of Operations (Unaudited) for the Nine Months Ended September 30, 2012 and 2011	5

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

3. Quantitative and Qualitative Disclosures about Market Risk	39

4. Controls and Procedures	39

PART II — OTHER INFORMATION

1. Legal Proceedings	39

1A. Risk Factors	40

6. Exhibits	40

SIGNATURES	41

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$99,195	$307,172
Accounts receivable, net	35,513	33,626
Accounts receivable, due from related parties	7,562	6,106
Income taxes receivable	4,760	4,074
Inventories, net	132,350	95,827
Deferred tax assets	3,334	3,203
Prepaid expenses and other current assets	5,294	4,539

Total current assets	288,008	454,547

Property, plant and equipment, net	330,469	194,242
Deferred debt issuance costs	556	1,335
Interest receivable, due from related parties	—	292
Goodwill	7,169	7,169
Investments in and loans to joint ventures	45,150	45,122
Other assets	1,123	1,063

Total assets	$672,475	$703,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,434	$62,318
Accounts payable, due to related parties	950	800
Accrued expenses and taxes	9,267	5,879
Accrued compensation	16,801	14,446
Accrued interest expense	1,094	6,875

Total current liabilities	95,546	90,318

Senior unsecured notes	175,000	275,000
Deferred tax liability	39,969	14,923
Pension and post-retirement liabilities	8,704	9,280
Other liabilities	3,525	4,080

Total liabilities	322,744	393,601

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding as of both September 30, 2012 and December 31, 2011	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	110,920	71,545
Accumulated other comprehensive loss	(1,011)	(1,198)

Total stockholders’ equity	349,731	310,169

Total liabilities and stockholders’ equity	$672,475	$703,770

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	September 30,
	2012	2011
Revenues:
Manufacturing (including revenues from affiliates of $49,962 and $0 for the three months ended September 30, 2012 and 2011, respectively)	$147,212	$108,356
Railcar leasing	4,267	259
Railcar services (including revenues from affiliates of $5,855 and $6,916 for the three months ended September 30, 2012 and 2011, respectively)	16,751	17,169

Total revenues	168,230	125,784

Cost of revenues:
Manufacturing	(116,497)	(98,069)
Railcar leasing	(1,854)	(142)
Railcar services	(13,181)	(12,618)

Total cost of revenues	(131,532)	(110,829)
Gross profit	36,698	14,955

Selling, general and administrative (including costs to a related party of $146 and $145 for the three months ended September 30, 2012 and 2011, respectively)	(6,360)	(2,934)

Earnings from operations	30,338	12,021

Interest income (including income from related parties of $727 and $717 for the three months ended September 30, 2012 and 2011, respectively)	750	1,005
Interest expense	(4,414)	(4,478)
Loss on debt extinguishment	(2,267)	—

Other income (including income from a related party of $4 for both the three months ended September 30, 2012 and 2011)	18	5
Earnings (loss) from joint ventures	(849)	(2,170)

Earnings before income taxes	23,576	6,383
Income tax expense	(9,566)	(2,357)

Net earnings	$14,010	$4,026

Net earnings per common share—basic and diluted	$0.66	$0.19
Weighted average common shares outstanding—basic and diluted	21,352	21,352

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Revenues:
Manufacturing (including revenues from affiliates of $60,859 and $1,221 for the nine months ended September 30, 2012 and 2011, respectively)	$446,273	$271,260
Railcar leasing	8,315	648
Railcar services (including revenues from affiliates of $16,858 and $19,049 for the nine months ended September 30, 2012 and 2011, respectively)	49,455	50,632

Total revenues	504,043	322,540

Cost of revenues:
Manufacturing	(360,507)	(250,546)
Railcar leasing	(4,196)	(346)
Railcar services	(38,849)	(38,493)

Total cost of revenues	(403,552)	(289,385)
Gross profit	100,491	33,155

Selling, general and administrative (including costs to a related party of $441 and $436 for the nine months ended September 30, 2012 and 2011, respectively)	(20,388)	(14,878)

Earnings from operations	80,103	18,277

Interest income (including income from related parties of $2,201 and $2,111 for the nine months ended September 30, 2012 and 2011, respectively)	2,297	2,865
Interest expense	(14,630)	(15,143)
Loss on debt extinguishment	(2,267)	—
Other income (including income from a related party of $10 and $11 for the nine months ended September 30, 2012 and 2011, respectively)	37	24
Earnings (loss) from joint ventures	31	(7,241)

Earnings (loss) before income taxes	65,571	(1,218)
Income tax (expense) benefit	(26,196)	484

Net earnings (loss)	$39,375	$(734)

Net earnings (loss) per common share—basic and diluted	$1.84	$(0.03)
Weighted average common shares outstanding—basic and diluted	21,352	21,351

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings (loss)	$14,010	$4,026	$39,375	$(734)
Currency translation adjustment	418	(864)	416	(526)
Amortization of postretirement adjustment	(77)	—	(229)	—

Comprehensive income (loss)	$14,351	$3,162	$39,562	$(1,260)

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the nine months ended
	September 30,
	2012	2011
Operating Activities:
Net earnings (loss)	$39,375	$(734)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	17,506	16,872
Amortization of deferred costs	487	524
Loss on debt extinguishement	2,267	—
Loss on disposal of property, plant and equipment	—	82
Stock-based compensation	3,810	(1,128)
Change in interest receivable, due from related parties	292	(120)
(Earnings) loss from joint ventures	(31)	7,241
Provision (benefit) for deferred income taxes	24,703	(312)
Adjustment to provision for losses on accounts receivable	108	(26)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,995)	(11,437)
Accounts receivable, due from affiliate	(1,428)	1,448
Income tax receivable	(282)	(12)
Inventories, net	(36,486)	(64,633)
Prepaid expenses and other current assets	(754)	(848)
Accounts payable	5,114	37,091
Accounts payable, due to related parties	150	224
Accrued expenses and taxes	(5,119)	(1,989)
Other	(364)	(1,463)

Net cash provided by (used) in operating activities	47,353	(19,220)
Investing activities:
Purchases of property, plant and equipment	(10,444)	(3,186)
Capital expenditures—leased railcars	(143,242)	(8,650)
Proceeds from the sale of property, plant and equipment	254	117
Proceeds from repayments of loans by joint ventures	1,592	775
Investments in and loans to joint ventures	(1,652)	(5,228)

Net cash used in investing activities	(153,492)	(16,172)
Financing activities:
Repayment of long-term debt	(100,000)	—
Premium on debt redemption	(1,875)	—
Proceeds from stock option exercises	—	756

Net cash provided by (used in) financing activities	(101,875)	756
Effect of exchange rate changes on cash and cash equivalents	37	(23)

Increase (decrease) in cash and cash equivalents	(207,977)	(34,659)
Cash and cash equivalents at beginning of period	307,172	318,758

Cash and cash equivalents at end of period	$99,195	$284,099

See Notes to the Condensed Consolidated Financial Statements

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Description of the Business

The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

Revenue recognition

Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. If railcars are sold under an operating lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of railcars on operating leases that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with the Company’s contractual terms. Revenues from railcar maintenance services are recognized upon completion and shipment of railcars from ARI’s plants. The Company does not currently bundle railcar service contracts with new railcar sales. Revenues from fleet management, engineering and field services are recognized as performed.

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

Reclassifications

Prior-period amounts for the new leasing segment and investing cash flows related to our joint ventures have been reclassified to conform to the current year presentation. See Note 17 for further detail related to the segment reclassification. Other than these items, there have been no material reclassifications during the current period.

Note 3 — Fair Value Measurements

The fair value hierarchal disclosure framework prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the asset or liability. Assets or liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•

Level 1 — Quoted prices are available in active markets for identical assets and/or liabilities as of the reporting date. The type of assets and/or liabilities included in Level 1 include listed equities and listed derivatives. The Company does not adjust the quoted price for these assets and/or liabilities, even in situations where they hold a large position and a sale could reasonably impact the quoted price.

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

•

Level 3 — Pricing inputs are unobservable for the assets and/or liabilities and include situations where there is little, if any, market activity for the assets and/or liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset and/or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. ARI’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to their short-term nature. For the fair value of the Company’s senior unsecured notes and stock-based compensation refer to Notes 10 and 15, respectively.

Note 4 — Accounts Receivable, net

Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Accounts receivable, gross	$36,186	$34,272
Less allowance for doubtful accounts	(673)	(646)

Total accounts receivable, net	$35,513	$33,626

Note 5 — Inventories

Inventories consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Raw materials	$84,187	$62,141
Work-in-process	23,734	26,731
Finished products	26,581	8,967

Total inventories	134,502	97,839
Less reserves	(2,152)	(2,012)

Total inventories, net	$132,350	$95,827

Note 6 — Property, Plant and Equipment

The following table summarizes the components of property, plant and equipment.

	September 30,	December 31,
	2012	2011
	(in thousands)
Operations / Corporate:
Buildings	$149,976	$149,597
Machinery and equipment	171,429	167,393
Land	3,335	3,335
Construction in process	6,951	2,752

	331,691	323,077
Less accumulated depreciation	(180,358)	(167,434)

	151,333	155,643
Railcar Leasing:
Railcars on lease	183,175	39,851
Less accumulated depreciation	(4,039)	(1,252)

	179,136	38,599

Total property, plant and equipment	$330,469	$194,242

Depreciation expense

Total depreciation expense for the three months ended September 30, 2012 and 2011 was $6.2 million and $5.4 million, respectively. Total depreciation expense for the nine months ended September 30, 2012 and 2011 was $17.5 million and $16.9 million, respectively.

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

Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.

Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy. Depreciation expense for leased railcars for the three months ended September 30, 2012 and 2011 was $1.4 million and $0.1 million, respectively. Depreciation expense for leased railcars for the nine months ended September 30, 2012 and 2011 was $2.8 million and $0.3 million, respectively.

As of September 30, 2012, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 2012	$4,716
2013	18,711
2014	18,093
2015	17,750
2016	16,906
2017	9,619
2018 and thereafter	11,835

Total	$97,631

Note 7 — Goodwill

On March 31, 2006, the Company acquired all of the common stock of Custom Steel Inc. (Custom Steel), a subsidiary of Steel Technologies, Inc. Custom Steel operated a facility located adjacent to the Company’s component manufacturing facility in Kennett, Missouri, which produces value-added fabricated parts that primarily support the Company’s railcar manufacturing operations. Custom Steel and the adjacent facility in Kennett are considered the reporting unit. Prior to the acquisition, ARI was Custom Steel’s primary customer. The acquisition resulted in the goodwill shown on the balance sheet. The results of the reporting unit are included in the manufacturing segment.

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

After assessing the above factors, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary. There have been no indicators of impairment during the quarter.

Note 8 — Investments in and Loans to Joint Ventures

As of September 30, 2012, the Company was party to three joint ventures: Ohio Castings LLC (Ohio Castings), Axis LLC (Axis) and Amtek Railcar Industries Private Limited (Amtek Railcar). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles, for use or sale by the ownership group. The Company has a wholly-owned subsidiary, ARM I that wholly-owns ARM II. Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar, a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture.

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

	September 30,	December 31,
	2012	2011
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,378	$6,236
Axis	27,360	29,362
Amtek Railcar—India	10,412	9,524

Total investments in and loans to joint ventures	$45,150	$45,122

The maximum loss exposure resulting from investments in and loans to joint ventures are as follows:

September 30,
2012
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings
Investment	$7,378
Accrued interest receivable [1]	1

Total Ohio Castings exposure	7,379
Axis
Investment	—
Loans, including accrued interest	27,360

Total Axis exposure	27,360
Amtek Railcar—India investment exposure	10,412

Total maximum exposure to loss due to joint ventures	$45,151

[1]	Accrued interest receivable is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Ohio Castings

Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner then sells these parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at cost plus a licensing fee. The Company has been involved with this joint venture since 2003.

Ohio Castings has notes payable to ARI and the other two partners, with a current balance of $0.2 million, each, that are due November 2012. Following a renegotiation of the terms of the Notes during the third quarter 2011, interest continued to accrue but interest payments were deferred until May 2012 at which time Ohio Castings resumed paying principal and interest. Accrued interest for this note as of both September 30, 2012 and December 31, 2011 was less than $0.1 million.

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

See Note 16 for information regarding financial transactions among the Company, Ohio Castings and Castings.

Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Results of operations
Revenues	$15,880	$11,516	$62,565	$11,548
Gross profit (loss)	$1,325	$(1,748)	$5,881	$(1,748)
Earnings (loss) before interest	$(752)	$(1,707)	$4,224	$(4,633)
Net earnings (loss)	$(760)	$(1,722)	$4,188	$(4,661)

In June 2009, Ohio Castings temporarily idled its manufacturing facility due to the decline in the railcar industry. During the second quarter of 2011, ARI and the other joint venture partners agreed to restart production at Ohio Castings and Ohio Castings began shipping product in the third quarter of 2011.

Axis

In June 2007, ARI, through ARI Component, entered into an agreement with another partner to form a joint venture, Axis, to manufacture and sell railcar axles. In February 2008, the two original partners sold equal equity interests in Axis to two new minority partners. During 2010, one of the minority partners sold its interest to the other initial partner. Although the other initial partner’s interest in Axis is greater than ARI’s as a result of the sale, the sale did not result in the other initial partner gaining majority ownership. As of September 30, 2012, ARI’s ownership interest in Axis was 41.9%.

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

Effective August 5, 2009, ARI Component and the other initial partner acquired a loan to Axis from its initial lenders (the Axis Credit Agreement), with each party acquiring a one-half share in the loan. Under the Axis Credit Agreement, financing was available to Axis in an aggregate amount of up to $70.0 million, consisting of up to $60.0 million in term loans and up to $10.0 million in revolving loans. The purchase price paid by the Company for its one-half share was $29.5 million, which equaled the then outstanding principal amount of the portion of the loan acquired by the Company.

The Axis Credit Agreement was amended on March 31, 2011. Under the amendment, the commitment to make term loans expired on December 31, 2011. Under the amendment, the commitment to make revolving loans under the Axis Credit Agreement would expire and the revolving loans would become due and payable on December 28, 2012. Axis may borrow revolving loans up to $10.0 million, subject to borrowing base availability.

The Axis Credit Agreement was further amended on March 30, 2012. Under the amendment, the first payment on the term loans was due and payable on September 30, 2012. Thereafter payments are due each fiscal quarter in equal installments, with the last payment due on June 30, 2019. Axis made the required payment in September 2012. The Company and the other initial joint venture partner are discussing renegotiation of the Axis Credit Agreement.

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

The balance outstanding on these loans, including interest, due to ARI Component, was $35.8 million as of September 30, 2012 and $37.1 million as of December 31, 2011.

ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2013. The other initial joint venture partner has indicated its intent to also fund the cash needs of Axis through loans and capital contributions through at least March 31, 2013.

The Company accounts for its investment in Axis using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that the Company and its wholly-owned subsidiary do not have the rights to the majority of votes or the rights to the majority of returns or losses, the executive committee and board of directors of the joint venture are comprised of one representative from each initial partner with equal voting rights and the risk of loss to the Company and subsidiary is limited to its investment in Axis and the loans and related accrued interest due to the Company under the Axis Credit Agreement. The Company also considered the factors that most significantly impact Axis’ economic performance and determined that ARI does not have the power to individually direct the majority of those activities.

See Note 16 for information regarding financial transactions among the Company, ARI Component and Axis.

Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Results of operations
Revenues	$12,884	$9,478	$47,002	$27,298
Gross profit (loss)	$880	$(1,176)	$3,771	$(6,398)
Earnings (loss) before interest	$683	$(1,391)	$3,096	$(7,072)
Net loss	$(779)	$(2,800)	$(1,308)	$(11,252)

Revenues and net loss for Axis have improved as production volumes have increased and inefficiencies from the ramp up of production have decreased. The new railcar axle market closely follows the new railcar market, which has remained strong compared to prior year.

As of September 30, 2012, the investment in Axis was comprised entirely of ARI’s term loan, revolver and related accrued interest due from Axis. Based on the discussion above and Axis paying the required loan repayment in September 2012, the Company believes the loan is fully recoverable. The Company will continue to monitor its investment in Axis for impairment.

Amtek Railcar — India

In June 2008, the Company, through ARM I and ARM II, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. In March 2010 and September 2012, respectively, the Company made a $9.8 million and $1.1 million equity contribution to Amtek Railcar. The cash contribution in 2012, which was matched by the other equity partner, was made to provide Amtek Railcar a more favorable liquidity position to better utilize its existing credit agreement. ARI’s ownership in this joint venture is 50.0%. Amtek Railcar is considered a development stage enterprise as it has not completed construction of its manufacturing facility nor started production.

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

Summary financial results for Amtek Railcar, the investee company, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Financial Results
Revenues	—	—	—	—
Gross loss	—	—	—	—
Loss before interest and taxes	(568)	(908)	(1,502)	(2,099)
Net loss	(577)	(842)	(1,529)	(1,692)

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

The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(in thousands)
Liability, beginning balance	$1,286	$1,160	$930	$1,151
Provision for warranties issued during the year, net of adjustments	315	278	974	756
Adjustments for warranties issued in prior years, net of adjustments	435	(39)	469	(40)
Warranty claims	(549)	(230)	(886)	(698)

Liability, ending balance	$1,487	$1,169	$1,487	$1,169

Note 10 — Long-term Debt

In February 2007, the Company completed the offering of $275.0 million unsecured senior fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was $177.6 million as of September 30, 2012, based on the closing market price as of that date, which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 3.

In September 2012, the Company redeemed $100.0 million of its Notes utilizing available cash on hand. In conjunction with the redemption, the Company incurred a $2.3 million loss, which is shown as loss on debt extinguishment on the condensed consolidated statements of operations. This charge consists of $1.9 million related to the premium the Company paid on the redemption as well as $0.4 million related to the accelerated write-off of a portion of deferred debt issuance costs. As of September 30, 2012, the outstanding principal balance of the Notes was $175.0 million.

The Notes bear a fixed interest rate of 7.5%, which is payable semi-annually in arrears on March 1 and September 1 until their maturity in 2014. Until March 1, 2013, the Company can redeem the Notes in whole or in part at a redemption price equal to 101.875% of the principal amount of the Notes, plus any accrued and unpaid interest. After that date, the Notes can be redeemed at par value plus any accrued and unpaid interest. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict the Company’s ability to incur additional indebtedness and issue disqualified or preferred stock, become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. The Company was in compliance with all of its covenants under the Notes as of September 30, 2012.

Note 11 — Income Taxes

For Federal purposes, the Company’s tax years 2008 to 2011 remain open to examination. The Company’s audit review for tax years 2008 to 2010 related to a federal loss carry back claim has been closed without any impact. For state purposes, the Company’s tax years 2007 to 2011 remain open to examination by various taxing jurisdictions with the latest statute of limitations expiring in 2016. The Company’s foreign tax returns for years 2008 to 2011 remain open to examination. The Company was notified that its Indian tax return for the year ending March 31, 2011 is being reviewed by the Indian government.

Note 12 — Employee Benefit Plans

The Company is the sponsor of defined benefit pension plans that cover certain employees at designated repair facilities. One plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The other plan, which covers only certain union employees of the Company, was frozen effective as of January 1, 2012 and no additional benefits will accrue thereunder. The assets of the defined benefit pension plans are held by independent trustees and consist primarily of equity and fixed income securities. The Company is also the sponsor of an unfunded, non-qualified supplemental executive retirement plan (SERP) in which several of its current and former employees are participants. The SERP is frozen and no additional benefits are accruing thereunder.

The Company also provides postretirement healthcare benefits for certain of its retired employees and life insurance benefits for certain of its union employees. Employees may become eligible for healthcare benefits and union employees may become eligible for life insurance benefits, only if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. During 2009, the premium rates for postretirement healthcare to be paid by retirees were raised and the portion of those rates to be paid by the Company was reduced to zero. This change resulted in a decrease to the postretirement benefit liability of $2.8 million that was recorded to accumulated other comprehensive loss as of December 31, 2009. This adjustment is being recognized over the remaining weighted-average service period of active plan participants.

The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Service cost	$47	$79	$143	$237
Interest cost	233	254	701	762
Expected loss on plan assets	(251)	(249)	(757)	(748)
Amortization of actuarial net loss	176	94	528	283
Amortization of prior service costs	2	2	6	6

Net periodic benefit cost recognized	$207	$180	$621	$540

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Service cost	$—	$—	$1	$1
Interest cost	1	1	3	3
Amortization of actuarial net gain	(20)	(22)	(60)	(67)
Amortization of prior service credit	(98)	(98)	(294)	(294)

Net periodic benefit cost recognized	$(117)	$(119)	$(350)	$(357)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Pension	$207	$180	$621	$540
Postretirement	(117)	(119)	(350)	(357)

Total Net periodic benefit cost recognized for all plans	$90	$61	$271	$183

The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.3 million for both the three months ended September 30, 2012 and 2011. Expenses related to these plans were $0.7 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 13 — Commitments and Contingencies

The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund 50.0% of the loan commitments. In accordance with the amended credit agreement, the commitment to fund term loans expired December 31, 2011. The balance outstanding on the term and revolver loans, including interest, due to ARI Component was $35.8 million as of September 30, 2012. ARI Component’s share of the remaining commitment on these loans was $3.3 million as of September 30, 2012. See Note 8 for further information regarding this transaction and the terms of the underlying loan.

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

Note 14 — Earnings (Loss) per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding—basic	21,352,297	21,352,297	21,352,297	21,351,325
Dilutive effect of employee stock options	—	—	—	—	(1)

Weighted average common shares outstanding—diluted	21,352,297	21,352,297	21,352,297	21,351,325

(1)	-	Stock options to purchase 390,353 shares of common stock were excluded from the diluted earning per share calculation for the nine months ended September 30, 2011 because ARI reported a net loss for the period. Refer to Note 15 for further discussion of these stock options.

Note 15 — Stock-Based Compensation

The Company accounts for stock-based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan), based on the fair values calculated using the Monte Carlo and Black-Scholes-Merton (Black-Scholes) option-pricing formulas. Stock-based compensation is expensed using a graded vesting method over the vesting period of the instrument. The fair value of the liability associated with stock-based compensation is based on the fair value components used to calculate the Black-Scholes value, including the Company’s closing market price, as of that date and is considered a Level 2 input. For definition and discussion of a Level 2 input for fair value measurement, refer to Note 3.

As of September 30, 2012, an aggregate of 855,476 shares were available for issuance in connection with future grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

Stock options

No stock options were exercised during the three months ended September 30, 2011. Stock options to purchase 36,001 shares of the Company’s common stock were exercised during the nine months ended September 30, 2011. The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 was less than $0.1 million. All stock options fully vested in January 2009 and expired in January 2011. As such, the Company did not recognize any compensation expense related to stock options during the three and nine months ended September 30, 2011 and 2012. Since the options expired in January 2011 and no other options have been granted, there are no stock options currently outstanding.

Stock appreciation rights

The compensation committee of the Company’s board of directors granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan during April 2007, April 2008, September 2008, March 2009, March 2010, May 2011 and February 2012.

A total of 204,500 SARs were granted in 2012. Of those SARs, 89,600 vest in three equal increments on the first, second and third anniversaries of the grant date. The remaining 114,900 SARs vest in three equal increments on the first, second and third anniversaries of the grant date, but only if the Company achieves specified targets of earnings before interest, taxes, depreciation and amortization adjusted to remove the expense or income related to stock-based compensation (Adjusted EBITDA) for the fiscal year preceding the applicable anniversary date. Each holder must remain employed by the Company through each anniversary date in order to vest in the corresponding number of SARs. The following table presents the amounts incurred by ARI for SARs and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation expense (income)
Cost of revenues: Manufacturing	$176	$(253)	$738	$126
Cost of revenues: Railcar Services	25	(571)	105	(568)
Selling, general and administrative	796	(2,263)	2,967	(686)

Total stock-based compensation expense (income)	$997	$(3,087)	$3,810	$(1,128)

The Company has the following SARs outstanding as of September 30, 2012:

	Grant Date
	2/29/2012	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008	4/4/2007
SARs outstanding	197,900	197,169	105,384	88,025	18,962	6,000
Vested & exercisable	—	64,595	64,093	44,650	18,962	6,000
Weighted average exercise price	$29.31	$24.45	$12.92	$6.71	$20.88	$29.49
Vesting period	3 years	3 years	4 years	4 years	4 years	4 years
			3/31/2017
			&
Expiration Dates	2/28/2019	5/9/2018	5/14/2017	3/3/2016	4/28/2015	4/4/2014

The SARs have exercise prices that represent the closing price of the Company’s common stock on the date of grant. Upon the exercise of any SAR, the Company shall pay the holder, in cash, an amount equal to the excess of (A) the aggregate fair market value (as defined in the 2005 Plan) in respect of which the SARs are being exercised, over (B) the aggregate exercise price of the SARs being exercised, in accordance with the terms of the Stock Appreciation Rights Agreement (the SARs Agreement). Accordingly, the SARs have been treated as liability awards. The SARs are subject in all respects to the terms and conditions of the 2005 Plan and the SARs Agreement, which contain non-solicitation, non-competition and confidentiality provisions.

The fair value of all unexercised SARs is determined at each reporting period under the Monte Carlo and Black-Scholes option pricing methodologies based on the inputs in the table below, which project that the specific performance target will be fully met. The fair value of the SARs is expensed on a graded vesting basis over the vesting period, which is in equal increments on the respective anniversaries of the grant date. Changes in the fair value of vested SARs are expensed in the period of change. As of September 30, 2012, the following assumptions were used in the Black-Scholes option-pricing model:

	Grant Date
	2/29/2012	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008	4/4/2007
Risk-free interest rate	0.3 - 0.6%	0.3%	0.3%	0.3%	0.2%	0.2%
Expected SARs lives (in years)	3.3 - 4.3	2.8 - 3.6	2.3 - 2.6	1.7 - 1.9	1.3	0.8
Expected volatility for SARs	60.2 - 68.9%	60.2 - 61.1%	63.0%	57.8 - 58.8%	58.8%	51.8%
Expected dividend yield	0%	0%	0%	0%	0%	0%

Note 16 — Related Party Transactions

Agreements with ACF

The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Manufacturing services agreement

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. For both the three and nine months ended September 30, 2012 and 2011, ARI purchased inventory of less than $0.1 million from ACF. The agreement automatically renews unless written notice is provided by the Company.

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

For the three months ended September 30, 2012 and 2011, revenues of $5.9 million and $6.9 million, respectively, were recorded under these agreements. For the nine months ended September 30, 2012 and 2011, revenues of $16.9 million and $19.0 million, respectively, were recorded under these agreements. Such amounts are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms were no less favorable than those terms that could have been obtained from an independent third party.

Railcar orders

The Company has from time to time manufactured and sold railcars to ARL under long-term agreements as well as on a purchase order basis. Revenues for railcars sold to ARL were $34.2 million and zero for the three months ended September 30, 2012 and 2011, respectively. In the third quarter of 2012, all unfilled purchase orders previously placed by ARL were assigned to AEP Leasing LLC (AEP), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Revenues for railcars sold to ARL were $45.1 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively. Revenues for railcars sold to ARL are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order, have been and will be subject to the approval or review by the Company’s audit committee.

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

The Railcar Management Agreement also provides that ARL will manage the Company’s leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreement was unanimously approved by the independent directors of the Company on the basis that the terms were no less favorable than those terms that could have been obtained from an independent third party.

For the three months ended September 30, 2012 and 2011, total fees incurred were $0.3 million and less than $0.1 million, respectively. For the nine months ended September 30, 2012 and 2011, total fees incurred were $1.0 million and less than $0.1 million, respectively. Such amounts are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations.

Agreements with AEP

The Company has the following agreements with AEP, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Railcar orders

As discussed above, in the third quarter 2012, the Company began manufacturing and selling railcars to AEP on a purchase order basis, following the assignment to AEP all unfilled purchase orders previously placed by ARL. Revenues from railcars sold to AEP were $15.7 million for the three and nine months ended September 30, 2012. Revenues from railcars sold to AEP are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are no less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the Company’s audit committee.

Agreements with other related parties

In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million, bearing interest at a rate of 4.0% with a maturity date of August 2009. During 2011, the joint venture partners and Ohio Castings renegotiated the terms of the notes and the notes are now due November 2012. Interest continued to accrue but interest payments were deferred until May 2012 at which time Ohio Castings began again paying interest and principal. Total amounts due from Ohio Castings under this note were $0.2 million and $0.5 million as of September 30, 2012 and December 31, 2011, respectively. Accrued interest on this note as of both September 30, 2012 and December 31, 2011 was less than $0.1 million. The other partners in the joint venture have made identical loans to Ohio Castings.

The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a one-half interest in the loan. The total commitment under the term loan is $60.0 million with an additional $10.0 million commitment under the revolving loan. ARI Component is responsible to fund one-half of the loan commitments. The balance outstanding on these loans, including interest, due to ARI Component was $35.8 million as of September 30, 2012 and $37.1 million as of December 31, 2011. ARI Component’s share of the remaining commitment on these loans was $3.3 million as of September 30, 2012. See Note 8 for further information regarding this transaction and the terms of the underlying loan.

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

The Company leases one of its parts manufacturing facilities from an entity owned by Mr. Unger with a total base rent of $1.8 million. Expenses paid for this facility were $0.1 million for both the three months ended September 30, 2012 and 2011. Expenses paid for this facility were $0.3 million for both the nine months ended September 30, 2012 and 2011. These costs are included in cost of revenues from manufacturing. The Company is required to pay all tax increases assessed or levied upon the property and the cost of the utilities, as well as repair and maintain the facility. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease were no less favorable than those terms that could have been obtained from an independent third party.

On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by Mr. Unger. The lease is for ARI’s headquarters location in St. Charles, Missouri that it previously leased through ARL under a services agreement with ARL, which expired December 31, 2010. The term under this lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.1 million for both the three months ended September 30, 2012 and 2011. The expenses recorded for this facility were $0.4 million for both the nine months ended September 30, 2012 and 2011. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations as costs to a related party. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease were no less favorable than those terms that could have been obtained from an independent third party.

In June 2011, ARI entered into a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Under the agreement, ARI sells and MWR purchases scrap metal from several plant locations. This agreement was entered into at arm’s-length and was approved by the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those terms that could have been obtained from an independent third party. For the three months ended September 30, 2012 and 2011, MWR collected scrap material totaling $1.2 million and $1.1 million, respectively. For the nine months ended September 30, 2012 and 2011, MWR collected scrap material totaling $6.3 million and $1.1 million, respectively.

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

Financial information for transactions with related parties

Cost of revenues from manufacturing for the three months ended September 30, 2012 and 2011 included $17.3 million and $8.4 million, respectively, in railcar components purchased from joint ventures. Cost of revenues from manufacturing for the nine months ended September 30, 2012 and 2011 included $66.8 million and $12.0 million, respectively, in railcar components purchased from joint ventures.

Inventory as of September 30, 2012 and December 31, 2011, included $1.0 million and $1.7 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.

Note 17 — Operating Segment and Sales and Credit Concentrations

ARI operates in three reportable segments: manufacturing, railcar leasing and railcar services. Performance is evaluated based on revenues and segment earnings (loss) from operations. Intersegment revenues are accounted for as if sales were to third parties. The information in the following table is derived from the segments’ internal financial reports used by the Company’s management for purposes of assessing segment performance and for making decisions about allocation of resources:

	Revenues			Earnings (Loss) from Operations
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
For the Three Months Ended September 30, 2012
Manufacturing	$147,212	$38,178	$185,390	$29,206	$5,012	$34,218
Railcar Leasing	4,267	—	4,267	2,377	6	2,383
Railcar Services	16,751	221	16,972	2,955	(46)	2,909
Corporate	—	—	—	(4,200)	—	(4,200)
Eliminations	—	(38,399)	(38,399)	—	(4,972)	(4,972)

Total Consolidated	$168,230	$—	$168,230	$30,338	$—	$30,338

For the Three Months Ended September 30, 2011
Manufacturing	$108,356	$9,118	$117,474	$8,561	$174	$8,735
Railcar Leasing	259	—	259	62	—	62
Railcar Services	17,169	50	17,219	4,021	(9)	4,012
Corporate	—	—	—	(623)	—	(623)
Eliminations	—	(9,168)	(9,168)	—	(165)	(165)

Total Consolidated	$125,784	$—	$125,784	$12,021	$—	$12,021

For the Nine Months Ended September 30, 2012
Manufacturing	$446,273	$170,267	$616,540	$80,692	$28,280	$108,972
Railcar Leasing	8,315	—	8,315	3,994	19	4,013
Railcar Services	49,455	441	49,896	8,694	(96)	8,598
Corporate	—	—	—	(13,277)	—	(13,277)
Eliminations	—	(170,708)	(170,708)	—	(28,203)	(28,203)

Total Consolidated	$504,043	$—	$504,043	$80,103	$—	$80,103

For the Nine Months Ended September 30, 2011
Manufacturing	$271,260	$9,617	$280,877	$16,255	$227	$16,482
Railcar Leasing	648	—	648	188	—	188
Railcar Services	50,632	217	50,849	10,635	(10)	10,625
Corporate	—	—	—	(8,801)	—	(8,801)
Eliminations	—	(9,834)	(9,834)	—	(217)	(217)

Total Consolidated	$322,540	$—	$322,540	$18,277	$—	$18,277

Total Assets	September 30, 2012	December 31, 2011
	(in thousands)
Manufacturing	$353,143	$311,656
Railcar Leasing	213,275	46,073
Railcar Services	50,875	47,408
Corporate	88,285	303,533
Eliminations	(33,103)	(4,900)

Total Consolidated	$672,475	$703,770

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

Manufacturing revenues from affiliates were 29.7% and zero percent of total consolidated revenues for the three months ended September 30, 2012 and 2011, respectively. Manufacturing revenues from affiliates were 12.1% and 0.4% of total consolidated revenues for the nine months ended September 30, 2012 and 2011, respectively. Manufacturing revenues from customers that accounted for more than 10.0% of total consolidated revenues were 62.0% and 41.5% for the three months ended September 30, 2012 and 2011, respectively. Manufacturing revenues from customers that accounted for more than 10.0% of total consolidated revenues were 51.3% and 21.7% for the nine months ended September 30, 2012 and 2011, respectively.

Manufacturing receivables from customers that accounted for more than 10.0% of total consolidated accounts receivable totaled 33.8% of total consolidated accounts receivable including due from related parties as of September 30, 2012. Manufacturing receivables from customers that accounted for more than 10.0% of total consolidated accounts receivable were 31.0% of total consolidated accounts receivable including due from related parties as of December 31, 2011.

Railcar Leasing

Railcar leasing consists of railcars manufactured by the Company and leased to third parties under operating leases. Although the Company began its railcar leasing activity during 2011, such activity was not required to be reported as a separate segment until March 31, 2012, when it met the asset test as required by authoritative guidance. Earnings (loss) from operations for railcar leasing include an allocation of selling, general and administrative costs and also reflect origination fees paid to ARL associated with originating the lease to the Company’s leasing customers. The origination fees represent a percentage of the revenues from the lease over its initial term and are paid up front.

There were no railcar leasing revenues from affiliates for the three and nine months ended September 30, 2012 and 2011. No single railcar leasing customer accounted for more than 10.0% of total consolidated revenues for the three and nine months ended September 30, 2012 and 2011. No single railcar leasing customer accounted for more than 10.0% of total consolidated accounts receivable as of September 30, 2012 and December 31, 2011.

Railcar services

Railcar services consist of railcar repair services, engineering and field services, and fleet management services. Earnings (loss) from operations for railcar services include an allocation of selling, general and administrative costs.

Railcar services revenues from affiliates were 3.5% and 5.5% of total consolidated revenues for the three months ended September 30, 2012 and 2011, respectively. Railcar services revenues from affiliates were 3.3% and 5.9% of total consolidated revenues for the nine months ended September 30, 2012 and 2011, respectively.

No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the three and nine months ended September 30, 2012 and 2011. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of September 30, 2012 and December 31, 2011.

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

For the three months ended September 30 2011, revenues of $1.5 million were recorded under these two consulting agreements. No revenue was recorded under these two consulting agreements during the three months ended September 30, 2012. For the nine months ended September 30, 2012 and 2011, revenues of $1.2 million and $1.5 million, respectively, were recorded under these two consulting agreements. As of September 30, 2012 and December 31, 2011, unbilled revenues of $2.5 million and 1.3 million, respectively, were due from the RDSO agreement.

Note 19 — Supplemental Cash Flow Information

ARI received interest income of $2.6 million for both the nine months ended September 30, 2012 and 2011.

ARI paid interest expense, net of capitalized interest, of $20.0 million and $20.6 million for the nine months ended September 30, 2012 and 2011, respectively.

ARI paid taxes of $3.4 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.

ARI paid $5.6 million and $1.4 million to employees related to SARs exercises during the nine months ended September 30, 2012 and 2011, respectively.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business;

•	anticipated trends relating to our shipments, leasing, railcar services, revenues, financial condition or results of operations;

•	the sufficiency of our liquidity and capital resources in light of our partial debt redemption and planned expenditures for our leasing business;

•	our ability to manage overhead and variations in production rates;

•	the highly competitive nature of the railcar manufacturing industry;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	the risks, impact and anticipated benefits associated with potential joint ventures, acquisitions or new business endeavors;

•	the risks associated with international operations and joint ventures;

•	the risk of the lack of acceptance of new railcar offerings by our customers and the risk of initial production costs for our new railcar offerings being significantly higher than expected;

•	the risk of the lack of customers entering into new railcar leases;

•	the conversion of our railcar backlog into revenues;

•	compliance with covenants contained in our unsecured senior notes;

•	the implementation, integration with other systems or ongoing management of our new enterprise resource planning system;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn, the chairman of our board of directors and, through Icahn Enterprises L.P. (IELP), our principal beneficial stockholder, and certain of his affiliates.

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

EXECUTIVE SUMMARY

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

For the third quarter of 2012, we achieved record earnings from operations and record earnings per share. Our shipments of approximately 1,460 railcars in the third quarter of 2012 were 9% higher than that of the third quarter of 2011 and we made significant progress in growing our fleet of leased railcars. Our earnings benefited from a favorable railcar production mix of more tank railcars and improved general market conditions that contributed to improved margins. Even though railcar volumes for the third quarter of 2012 were at lower levels than previous quarters of 2012, our production level remained relatively high by historical standards and provided operational leverage and efficiencies that contributed to our strong performance. The sequential decrease in volumes was driven predominately by softness in the covered hopper market. In addition to the covered hopper market, the industry is seeing softness with respect to other railcar types that the Company does not manufacture but impacts our domestic joint ventures. In addition, our earnings have benefited from vertical integration projects that were implemented over the past several years. During the third quarter of 2012, we received orders for approximately 2,290 railcars. As of September 30, 2012, we have a backlog of approximately 7,630 railcars including approximately 1,980 railcars for lease customers. In response to the changes in customer demand, we continue to adjust production rates as needed at our railcar manufacturing facilities.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Consolidated Results

	For the Three Months Ended
	September 30,		$	%
	2012	2011	Change	Change
Revenues:
Manufacturing	$147,212	$108,356	$38,856	35.9
Railcar leasing	4,267	259	4,008	*
Railcar services	16,751	17,169	(418)	(2.4)

Total revenues	168,230	125,784	42,446	33.7

Cost of revenues:
Manufacturing	(116,497)	(98,069)	(18,428)	18.8
Railcar leasing	(1,854)	(142)	(1,712)	*
Railcar services	(13,181)	(12,618)	(563)	4.5

Total cost of revenues	(131,532)	(110,829)	(20,703)	18.7

Selling, general and administrative	(6,360)	(2,934)	(3,426)	116.8

Earnings from operations	30,338	12,021	18,317	152.4

*	- Not meaningful

Revenues

Our total consolidated revenues for the three months ended September 30, 2012 increased to $168.2 million from $125.8 million for the three months ended September 30, 2011. This increase was due to increased revenues from manufacturing and railcar leasing, partially offset by lower railcar service revenue. During the three months ended September 30, 2012, we shipped approximately 1,150 railcars, which excludes approximately 310 railcars built for our lease fleet, compared to approximately 1,250 railcars for the same period of 2011, which excludes approximately 90 railcars built for our lease fleet.

Manufacturing revenues increased from prior year by 35.9%. This change was due to a 47.9% increase driven primarily by a higher mix of tank railcars, which generally sell at higher prices due to more material and labor content, and improved general market conditions. This increase was partially offset by a decrease of 7.3% due to lower volumes of railcar shipments for direct sale, and a decrease of 4.7% due to lower revenues from certain material cost changes that we pass through to customers, as discussed below.

Leasing revenues increased due to an increase in the number of railcars leased to customers as the lease fleet grew from 240 railcars at September 30, 2011 to 2,190 railcars at September 30, 2012.

The decrease in railcar services revenue for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to a reduction of paint and lining work performed at our repair facilities due to lower customer demand for those services.

Cost of Revenues

Our total consolidated cost of revenues for the three months ended September 30, 2012 increased to $131.5 million from $110.8 million for the same period in 2011. This increase was primarily due to increases experienced by our manufacturing segment, and to a lesser extent, increases in our railcar leasing and railcar services segments. Cost of revenues increased for our manufacturing segment by 18.8%. An increase of 31.2% in this segment was driven by a shift in production to a higher mix of tank railcars, which generally have more material and labor content. This increase was partially offset by a decrease of 7.2% due to a lower number of railcars shipped for direct sale, as discussed above, and a decrease of 5.2% driven by lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease to selling prices as our sales contracts include provisions to adjust prices for increases and decreases in the cost of most raw materials and components on a dollar for dollar basis.

Our railcar leasing segment experienced increased costs driven by the increased number of railcars on lease, as discussed above.

The increase in railcar services cost of revenues for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to a shift in the mix of repair projects being performed.

Selling, General and Administrative Expenses

Our total selling, general and administrative costs increased to $6.4 million for the third quarter of 2012 compared to $2.9 million for the third quarter of 2011. The increase of $3.5 million was primarily attributable to increases in incentive compensation and stock-based compensation, which fluctuates with our stock price.

Earnings from Operations

Our total consolidated earnings from operations increased to a record $30.3 million for the three months ended September 30, 2012 from $12.0 million for the same period in 2011. Our operating margin increased to 18.0% for the three months ended September 30, 2012 from 9.6% for the same period in 2011. These increases were due primarily to an increase in earnings from operations for our manufacturing segment that is discussed below.

Loss on Debt Extinguishment

During the three months ended September 30, 2012, using available cash on hand, we redeemed $100.0 million of the aggregate principal amount of our 7.5% senior notes due 2014, resulting in a charge of $2.3 million. The charge was comprised of a premium of $1.9 million paid on the redemption of the debt and a non-cash charge of $0.4 million for the accelerated write-off of a portion of the deferred financing fees.

Earnings (loss) from Joint Ventures

Our earnings (loss) from joint ventures were as follows:

	Three Months Ended
	September 30,
	2012	2011	Change
Ohio Castings	$(169)	$(574)	$405
Axis	(392)	(1,175)	783
Amtek Railcar—India	(288)	(421)	133

Total Loss from Joint Ventures	$(849)	$(2,170)	$1,321

Our joint venture loss decreased to $0.8 million for the three months ended September 30, 2012 compared to a loss of $2.2 million for the same period in 2011. The decrease was attributable to our share of Ohio Castings Company, LLC (Ohio Castings) losses decreasing by $0.4 million and Axis LLC’s (Axis) losses decreasing by $0.8 million for the three months ended September 30, 2012 compared to the same period in 2011. Axis’ and Ohio Castings’ losses decreased as production levels increased on strong railcar demand compared to the prior year. Additionally, Ohio Castings benefited from the absence of initial costs incurred in conjunction with the resumption of production at the facility during the third quarter of 2011. Amtek Railcar’s losses were comparable for both the three months ended September 30, 2012 and 2011.

Income Tax Expense

Our income tax expense for the three months ended September 30, 2012 was $9.6 million, or 40.6% of our earnings before income taxes, compared to $2.4 million for the three months ended September 30, 2011, or 36.9% of our earnings before income taxes. The estimated tax rate fluctuates on a quarterly basis depending on the mix of income or loss in the U.S. versus foreign countries.

Segment Information

The table below summarizes our historical revenues, earnings from operations and operating margin for the periods shown. Intersegment revenues are accounted for as if sales were to third parties. Operating margin is defined as total segment earnings from operations as a percentage of total segment revenues. Our historical results are not necessarily indicative of operating results that may be expected in the future. Prior-period amounts for the new leasing segment have been reclassified to conform to the current year presentation. Other than the new leasing segment presentation, there have been no material reclassifications during the current period related to segment data. Refer to Note 17 to the condensed consolidated financial statements for further discussions of our segments.

	Three Months Ended September 30,
	2012			2011
			(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$147,212	$38,178	$185,390	$108,356	$9,118	$117,474	$67,916
Railcar Leasing	4,267	—	4,267	259	—	259	4,008
Railcar Services	16,751	221	16,972	17,169	50	17,219	(247)
Eliminations	—	(38,399)	(38,399)	—	(9,168)	(9,168)	(29,231)

Total Consolidated	$168,230	$—	$168,230	$125,784	$—	$125,784	$42,446

Earnings (Loss) from Operations
Manufacturing	$29,206	$5,012	$34,218	$8,561	$174	$8,735	$25,483
Railcar Leasing	2,377	6	2,383	62	—	62	2,321
Railcar Services	2,955	(46)	2,909	4,021	(9)	4,012	(1,103)
Corporate	(4,200)	—	(4,200)	(623)	—	(623)	(3,577)
Eliminations	—	(4,972)	(4,972)	—	(165)	(165)	(4,807)

Total Consolidated	$30,338	$—	$30,338	$12,021	$—	$12,021	$18,317

	Three Months Ended
	September 30,
	2012	2011
Operating Margins
Manufacturing	18.5%	7.4%
Railcar Leasing	55.8%	23.9%
Railcar Services	17.1%	23.3%
Total Consolidated	18.0%	9.6%

Manufacturing

Our manufacturing revenues, including an estimate of revenues for railcars built for our lease fleet, increased to $185.4 million for the three months ended September 30, 2012 from $117.5 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we shipped approximately 1,460 railcars, including approximately 310 railcars built for our lease fleet, compared to approximately 1,340 railcars for the same period of 2011, including approximately 90 railcars built for our lease fleet. The primary reasons for the increase in revenues were a higher mix of tank railcars shipped, which generally sell at higher prices due to more material and labor content, and improved general market conditions and an increase in railcar shipments. These increases were partially offset by lower revenues from certain material cost changes that we pass through to customers, as discussed above. The increase in railcar shipments for the segment primarily reflected an increase in railcars shipped for our leasing business, which was driven by strong leasing customer demand, partially offset by a decline in direct sale shipments. Manufacturing revenues for the three months ended September 30, 2012 included estimated revenues of $38.2 million relating to railcars built for our lease fleet, compared to $9.1 million for the three months ended September 30, 2011. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for our lease fleet represented over 20% of our railcar shipments during the three months ended September 30, 2012 compared to 7% for the three months ended September 30, 2011.

For the three months ended September 30, 2012, manufacturing revenues included direct sales of railcars to American Railcar Leasing LLC (ARL) and AEP Leasing LLC (AEP) totaling $50.0 million, or 29.7% of our total consolidated revenues, compared to zero for the three months ended September 30, 2011. ARL and AEP are affiliates of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. In the third quarter of 2012, we began manufacturing and selling railcars to AEP on a purchase order basis, following the assignment to AEP of all unfilled purchase orders previously placed by ARL.

Earnings from operations for manufacturing, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our leasing segment, increased to $34.2 million for the three months ended September 30, 2012 compared to $8.7 million for the same period in 2011. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $5.0 million for the three months ended September 30, 2012, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from manufacturing increased to 18.5% for the three months ended September 30, 2012 from 7.4% for the same period in 2011. These increases were due primarily to improved sales mix, as discussed above, increased volumes, and operating leverage and efficiencies as a result of higher tank railcar production volumes, partially offset by softer hopper railcar volumes. We also continue to benefit from cost savings achieved by the vertical integration projects put in place during the past several years.

Railcar Leasing

Our railcar leasing revenues for the three months ended September 30, 2012 increased to $4.3 million from $0.3 million for the three months ended September 30, 2011. The increase in revenues was driven by an increase in railcars on lease with third parties, as discussed above.

Earnings from operations for railcar leasing, which include an allocation of selling, general and administrative costs, increased to $2.4 million for the three months ended September 30, 2012 compared to $0.1 million for the same period in 2011. Earnings from operations for railcar leasing includes one-time origination fees (Origination Fees) paid to ARL associated with originating the order for us to lease railcars to a customer. The Origination Fees represent a percentage of the revenues from the lease over its initial term and are paid up front. Operating margin from railcar leasing increased to 55.8% for the three months ended September 30, 2012 from 23.9% for the same period in 2011. These increases were due primarily to increased railcars on lease with third parties, as discussed above.

Railcar Services

Our railcar services revenues for the three months ended September 30, 2012 decreased to $16.8 million compared to $17.2 million for the three months ended September 30, 2011. The decrease was primarily attributable to a reduction of paint and lining work performed at our repair facilities.

For the three months ended September 30, 2012, our railcar services revenues included transactions with ARL totaling $5.9 million, or 3.5% of our total consolidated revenues, compared to $6.9 million, or 5.5% of our total consolidated revenues, for the three months ended September 30, 2011.

Earnings from operations for railcar services, which include an allocation of selling, general and administrative costs, were $2.9 million and $4.0 million for the three months ended September 30, 2012 and 2011, respectively. Operating margin from railcar services decreased to 17.1% for the three months ended September 30, 2012 from 23.3% for the three months ended September 30, 2011. These decreases were primarily attributable to lower demand for paint and lining work at our repair facilities.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Consolidated Results

	For the Nine Months Ended
	September 30,		$	%
	2012	2011	Change	Change
Revenues:
Manufacturing	$446,273	$271,260	$175,013	64.5
Railcar leasing	8,315	648	7,667	*
Railcar services	49,455	50,632	(1,177)	(2.3)

Total revenues	504,043	322,540	181,503	56.3
Cost of revenues:
Manufacturing	(360,507)	(250,546)	(109,961)	43.9
Railcar leasing	(4,196)	(346)	(3,850)	*
Railcar services	(38,849)	(38,493)	(356)	0.9

Total cost of revenues	(403,552)	(289,385)	(114,167)	39.5
Selling, general and administrative	(20,388)	(14,878)	(5,510)	37.0

Earnings from operations	80,103	18,277	61,826	338.3

*	- Not meaningful

Revenues

Our total consolidated revenues for the nine months ended September 30, 2012 increased to $504.0 million from $322.5 million for the same period in 2011. This increase was primarily due to increased revenues from manufacturing and railcar leasing, partially offset by a decrease in revenues for railcar services. During the nine months ended September 30, 2012, we shipped approximately 4,180 direct sale railcars, which excludes approximately 1,690 railcars built for our lease fleet, compared to approximately 2,970 railcars for the same period of 2011, which excludes approximately 90 railcars built for our lease fleet.

Manufacturing revenues increased from prior year by 64.5%. This change was due to an increase of 39.0% driven by higher volumes of 1,210 railcar shipments for direct sale, an increase of 23.7% due to a higher mix of tank railcars sold, which generally sell at higher prices due to more material and labor content, and improved general market conditions, and an increase of 1.8% due to higher revenue from certain material cost changes that we pass through to customers, as discussed below.

Leasing revenues increased due to an increase in the number of railcars leased to customers as discussed above.

The decrease in railcar services revenues for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing in 2012.

Cost of Revenues

Our total consolidated cost of revenues for the nine months ended September 30, 2012 increased to $403.6 million from $289.4 million for the same period in 2011. This increase was primarily due to increases experienced by our manufacturing segment, and to a lesser extent, our railcar leasing and railcar repair segments. Cost of revenues increased for our manufacturing segment by 43.9%, due to an increase of 38.9% driven by higher direct sale railcar shipments, an increase of 3.0% driven by a shift in production to a higher mix of tank railcars, which generally have more material and labor content, and an increase of 2.0% driven by higher material costs for key components and steel. The increase in costs for key components and steel is also reflected as an increase in selling prices as our sales contracts include provisions to adjust prices for increases or decreases in the cost of most raw materials and components on a dollar for dollar basis.

Our railcar leasing segment experienced higher costs driven by the increased number of railcars on lease, as discussed above.

The increase in railcar services cost of revenues for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to a shift in the mix of repair projects, partially offset by decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing in 2012.

Selling, General and Administrative Expenses

Our total selling, general and administrative costs increased to $20.4 million for the nine months ended September 30, 2012 compared to $14.9 million for the same period in 2011. The increase of $5.5 million was primarily attributable to increases in incentive compensation and stock-based compensation, which fluctuates with our stock price.

Earnings from Operations

Our total consolidated earnings from operations increased to $80.1 million for the nine months ended September 30, 2012 from $18.3 million for the same period in 2011. Our operating margin increased to 15.9% for the nine months ended September 30, 2012 from 5.7% for the same period in 2011. These increases were due primarily to an increase in earnings from operations for our manufacturing segment that is discussed below.

Loss on Debt Extinguishment

During the nine months ended September 30, 2012, using available cash on hand, we redeemed $100.0 million of the aggregate principal amount of our 7.5% senior notes due 2014, resulting in a charge of $2.3 million. The charge was comprised of a premium of $1.9 million paid on the redemption of the debt and a non-cash charge of $0.4 million for the accelerated write-off of a portion of the deferred financing fees.

Earnings (loss) from Joint Ventures

Our earnings (loss) from joint ventures were as follows:

	Nine Months Ended
	September 30,
	2012	2011	Change
Ohio Castings	$1,472	$(1,553)	$3,025
Axis	(677)	(4,719)	4,042
Amtek Railcar—India	(764)	(969)	205

Total Loss from Joint Ventures	$31	$(7,241)	$7,272

Our joint venture earnings increased to $0.3 million for the nine months ended September 30, 2012 compared to a loss of $7.2 million for the same period in 2011. The increase was attributable to our share of Ohio Castings earnings increasing $3.0 million for the nine months ended September 30, 2012 compared to the same period in 2011 due to increased volumes of railcar components and the incremental costs of resuming production at the facility in the second half of 2011. The remaining increase is due to our share of Axis losses decreasing $4.0 million for the nine months ended September 30, 2012 compared to the same period in 2011. Axis’ losses decreased as production levels ramped up in response to increased railcar demand compared to the prior year. Amtek Railcar’s losses were comparable for both the nine months ended September 30, 2012 and 2011.

Income Tax Expense

Our income tax expense for the nine months ended September 30, 2012 was $26.2 million, or 40.0% of our earnings before income taxes, compared to an income tax benefit of $0.5 million for the nine months ended September 30, 2011, or 39.7% of our loss before income taxes. The estimated tax rate fluctuates on a quarterly basis depending on the mix of income or loss in the U.S. versus foreign countries.

Segment Information

The table below summarizes our historical revenues, earnings from operations and operating margin for the periods shown. Intersegment revenues are accounted for as if sales were to third parties. Operating margin is defined as total segment earnings from operations as a percentage of total segment revenues. Our historical results are not necessarily indicative of operating results that may be expected in the future. Prior-period amounts for the new leasing segment have been reclassified to conform to the current year presentation. Other than the new leasing segment presentation, there have been no material reclassifications during the current period related to segment data. Refer to Note 17 to the condensed consolidated financial statements for further discussions of our segments.

	Nine Months Ended September 30,
	2012			2011
			(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$446,273	$170,267	$616,540	$271,260	$9,617	$280,877	$335,663
Railcar Leasing	8,315	—	8,315	648	—	648	7,667
Railcar Services	49,455	441	49,896	50,632	217	50,849	(953)
Eliminations	—	(170,708)	(170,708)	—	(9,834)	(9,834)	(160,874)

Total Consolidated	$504,043	$—	$504,043	$322,540	$—	$322,540	$181,503

Earnings (Loss) from Operations
Manufacturing	$80,692	$28,280	$108,972	$16,255	$227	$16,482	$92,490
Railcar Leasing	3,994	19	4,013	188	—	188	3,825
Railcar Services	8,694	(96)	8,598	10,635	(10)	10,625	(2,027)
Corporate	(13,277)	—	(13,277)	(8,801)	—	(8,801)	(4,476)
Eliminations	—	(28,203)	(28,203)	—	(217)	(217)	(27,986)

Total Consolidated	$80,103	$—	$80,103	$18,277	$—	$18,277	$61,826

	Nine Months Ended September 30,
	2012	2011
Operating Margins
Manufacturing	17.7%	5.9%
Railcar Leasing	48.3%	29.0%
Railcar Services	17.2%	20.9%
Total Consolidated	15.9%	5.7%

Manufacturing

Our manufacturing revenues, including an estimate of revenues for railcars built for our lease fleet, increased to $616.5 million for the nine months ended September 30, 2012 from $280.9 million for same period in 2011. During the nine months ended September 30, 2012, we shipped approximately 5,870 railcars, including approximately 1,690 railcars built for our lease fleet, compared to approximately 3,060 railcars for the same period of 2011, including approximately 90 railcars built for our lease fleet. The primary reasons for the increase in revenues were higher railcar shipments, a higher mix of tank railcars, which generally sell at higher prices due to more material and labor content, and improved general market conditions and higher revenues from certain material cost changes that we pass through to customers, as discussed above. The increase in railcar shipments for the segment primarily reflected those shipped for our leasing business and was driven by strong customer demand. Manufacturing segment revenues for the nine months ended September 30, 2012 included estimated revenues of $170.3 million relating to railcars built for our lease fleet, compared to $9.6 million for same period in 2011. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues for railcars manufactured for our leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented over 28% of our railcar shipments for the nine months ended September 30, 2012 compared to 3% for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, manufacturing revenues included direct sales of railcars to ARL and AEP totaling $60.9 million, or 12.1% of our total consolidated revenues, compared to $1.2 million, or 0.4% of our total consolidated revenues, for the nine months ended September 30, 2011. In the third quarter of 2012, we began manufacturing and selling railcars to AEP on a purchase order basis, following the assignment to AEP of all unfilled purchase orders previously placed by ARL.

Earnings from operations for manufacturing, which include an allocation of selling, general and administrative costs as well as estimated profit for railcars manufactured for our leasing segment, increased to $109.0 million for the nine months ended September 30, 2012 compared to $16.5 million for the same period in 2011. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $28.2 million for the nine months ended September 30, 2012, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from manufacturing increased to 17.7% for the nine months ended September 30, 2012 from 5.9% for the same period in 2011. These increases were due primarily to increased railcar shipments, including those shipped for our leasing business, improved general market conditions, a shift in the sales mix to more tank railcars and operating leverage and efficiencies as a result of higher production volumes. We also continue to benefit from the cost savings achieved by the vertical integration projects put in place during the past several years.

Railcar Leasing

Our railcar leasing revenues for the nine months ended September 30, 2012 increased to $8.3 million from $0.6 million for the same period in 2011. The primary reason for the increase in revenues was an increase in railcars on lease with third parties.

Earnings from operations for railcar leasing, which include an allocation of selling, general and administrative costs, increased to $4.0 million for the nine months ended September 30, 2012 compared to $0.2 million for the same period in 2011. Operating margin from railcar leasing increased to 48.3% for the nine months ended September 30, 2012 from 29.0% for the same period in 2011. These increases were due primarily to increased railcars on lease with third parties as our railcar leasing activities began in the third quarter of 2011, partially offset by an increase in Origination Fees.

Railcar Services

Our railcar services revenues for the nine months ended September 30, 2012 decreased to $49.5 million compared to $50.6 million for the nine months ended September 30, 2011. The decrease was primarily attributable to decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing.

For the nine months ended September 30, 2012, our railcar services revenues included transactions with ARL totaling $16.9 million, or 3.3% of our total consolidated revenues, compared to $19.0 million, or 5.9% of our total consolidated revenues, for the nine months ended September 30, 2011.

Earnings from operations for railcar services, which include an allocation of selling, general and administrative costs, were $8.6 million and $10.6 million for the nine months ended September 30, 2012 and 2011, respectively. Operating margin from railcar services slightly decreased to 17.2% for the nine months ended September 30, 2012 from 20.9% for the same period in 2011. These decreases were primarily attributable to lower demand for paint and lining work at our repair facilities.

BACKLOG

We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of September 30, 2012, our total backlog was approximately 7,630 railcars, of which approximately 5,650 railcars with an estimated market value of $695.5 million are railcars for direct sale and approximately 1,980 railcars with an estimated market value of $248.2 million are railcars for lease. As of December 31, 2011, our total backlog was approximately 6,530 railcars, of which approximately 4,330 railcars with an estimated market value of $398.6 million were railcars for direct sale and approximately 2,200 railcars with an estimated market value of $223.0 million were railcars for lease.

Railcars for Sale. As of September 30, 2012, we estimate that 74% of the total number of railcars in our backlog are railcars for direct sale. 18% of the total number of railcars in our backlog will be directly sold by the end of 2012, with the remainder in 2013 and beyond. Estimated market value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliate, AEP, accounted for 21.0% of the total number of railcars in our backlog as of September 30, 2012.

Railcars for Lease. As of September 30, 2012, we estimate that 26.0% of the total number of railcars in our backlog are for lease. 6.0% of the total number of railcars in our backlog will be leased by the end of 2012, with the remainder in 2013 and beyond. The estimated market value of railcars for lease reflects the estimated market value of each railcar as if it was sold to a third party and such backlog was converted to actual revenues at the end of the particular period. Actual revenues for railcars for lease are recognized pursuant to the terms of each lease and are not based on the estimated market value. We have firm orders for railcars for lease that are included in our backlog as of September 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the nine months ended September 30, 2012 and for the foreseeable future is remaining cash on hand from the unsecured senior notes we sold in February 2007 and cash provided by operations. As of September 30, 2012, we had working capital of $192.5 million, including $99.2 million of cash and cash equivalents.

In February 2007, we issued $275.0 million of unsecured senior notes that are due in 2014 (Notes). The offering resulted in net proceeds to us of $270.7 million. The terms of the Notes contain restrictive covenants that limit our ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict our ability to incur additional indebtedness and issue disqualified or preferred stock, become more restrictive if our fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. We were in compliance with all of our covenants under the Notes as of September 30, 2012.

In September 2012, we redeemed $100.0 million of our Notes at a redemption rate of 101.875% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest. This redemption is expected to reduce our annual interest expense and was funded with available cash. As of September 30, 2012, the outstanding principal balance of the Notes was $175.0 million.

Given our strategic emphasis on growing our lease fleet and the capital required to manufacture railcars for lease for which we currently have firm orders, we expect that our longer term cash needs will require additional capital over and above our existing cash balance of $99.2 million plus anticipated cash from operations. We expect our anticipated cash flows from operations to be impacted by the state of the credit markets and the overall economy, the number of our railcar orders and shipments and our production rates. Our future liquidity may also be impacted by the number of our new railcar orders leased versus sold.

Our long-term liquidity is contingent upon future operating performance, our ability to continue to meet financial covenants under our indenture and any other indebtedness we may enter into, and our ability to repay or refinance our indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet. These capital requirements could be substantial. We cannot assure you that we will be able to secure additional capital, on commercially reasonable terms, or at all. Failure to obtain additional capital on acceptable terms could constrain our ability to repay the Notes, expand our lease fleet as desired, operate our business and to continue our other development and expansion projects. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.

Cash Flows

The following table summarizes our change in cash and cash equivalents:

	Nine Months Ended
	September 30,
	2012	2011	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$47,353	$(19,220)	$66,573
Investing activities	(153,492)	(16,172)	(137,320)
Financing activities	(101,875)	756	(102,631)
Effect of exchange rate changes on cash and cash equivalents	37	(23)	60

Decrease in cash and cash equivalents	$(207,977)	$(34,659)	$(173,318)

Net Cash Provided by (Used In) Operating Activities

Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.

Our net cash provided by operating activities for the nine months ended September 30, 2012 was $47.4 million compared to cash used in operations of $19.2 million for the same period in 2011. The majority of the change is a result in higher earnings during 2012 driven by an increase in railcar shipments on improved customer demand. The remainder of the increase in cash provided by operations is the impact of non-cash items including depreciation expense, provision for deferred income taxes, stock-based compensation expense and other smaller items, partially offset by changes in working capital. Working capital increased at a slower rate in 2012 compared to 2011, due to 2011 increases in accounts receivable, inventory as a result of a rebound in demand in 2011, partially offset by a correlating increase in accounts payable in 2011 related to the increase in inventory.

Net Cash Used In Investing Activities

Our net cash used in investing activities for the nine months ended September 30, 2012 was $153.5 million compared to $16.2 million in the same period in 2011. The increase in cash used was a result of increased spending on capital projects at our facilities and further expansion of our lease fleet, partially offset by lower investments in our joint ventures in 2012.

Net Cash Provided by (Used In) Financing Activities

Our net cash used in financing activities for the nine months ended September 30, 2012 was $101.9 million compared to $0.8 million of cash provided in the same period in 2011. The cash used for financing activities in 2012 was a result of the redemption of $100 million of principal on our 7.5% Notes in the third quarter 2012 and the $1.9 million premium related to the redemption of that principal.

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

Capital expenditures for the nine months ended September 30, 2012 were $143.2 million for manufacturing railcars for lease to others and $10.4 million for capitalized projects that maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2012 include projects that we expect will maintain equipment, improve efficiencies, reduce costs and expand our business. We also plan to continue to significantly increase our railcar lease fleet for the remainder of 2012 to meet customer demand for leased railcars. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.

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

Revenue recognition

Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. If railcars are sold under an operating lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of railcars on operating leases that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with the Company’s contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI’s plants. The Company does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management, engineering and field services is recognized as performed.

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

As of September 30, 2012, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to a reporting unit that is part of our manufacturing segment. We qualitatively review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We performed the annual qualitative review as of March 1, 2012, noting no adjustment was required.

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

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2011.

Our entry into the railcar leasing market requires significant amounts of cash, which may require us to secure additional capital, and we may be unable to arrange capital on favorable terms or re-market or sell railcars from expiring leases on favorable terms, which could adversely affect our business, financial condition and results of operations.

We will utilize existing cash to manufacture railcars we lease to customers, while cash from lease revenues will be received over the term of the lease or leases relating to those railcars. Depending upon the number of railcars that we lease and the amount of cash used in other operations, our cash balances could be depleted, requiring us to seek additional capital. Our inability to secure additional capital, on commercially reasonable terms, or at all may limit our ability to expand our lease fleet as desired, support operations, maintain or expand our existing business, or take advantage of new business opportunities. We could also experience defaults on leases that could further constrain cash.

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

AMERICAN RAILCAR INDUSTRIES, INC.

Date: November 2, 2012	By:	/s/ James Cowan
James Cowan, President and Chief Executive Officer

	By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema Document#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE	XBRL Taxonomy Presentation Linkbase Document#

101.DEF	XBRL Taxonomy Definition Linkbase Document#

*	Filed herewith
**	Furnished herewith
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.