Form 10-Q/A
period 2012-09-30
American Railcar Industries, Inc.
filed 2012-11-06
CIK 1344596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Report on Form 10-Q for the quarter ended September 30, 2012, which was originally filed with the U.S. Securities and Exchange Commission on November 2, 2012 (Original Filing), solely to correct Exhibit 32.1 in the Original Filing. The certification set forth in Exhibit 32.1 of the Original Filing inadvertently stated that the Quarterly Report on Form 10-Q to which it applied was for the quarter ended June 30, 2012. The certification in fact applies to the Quarterly report on Form 10-Q for the quarter ended September 30, 2012. A corrected certification is filed as Exhibit 32.1 to this Amendment No. 1 to the Original Filing. We have repeated the entire text of the Original Filing in this Amendment No. 1 but have made no other changes to the Original Filing other than the correction to the exhibit noted above. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Report have been re-executed as of the date hereof and are included as exhibits hereto.

AMERICAN RAILCAR INDUSTRIES, INC.

INDEX TO FORM 10-Q

Item Number	Page Number

PART I — FINANCIAL INFORMATION

1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	4

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2012 and 2011	5

Condensed Consolidated Statements of Operations (Unaudited) for the Nine Months Ended September 30, 2012 and 2011	6

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011	7

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

3. Quantitative and Qualitative Disclosures about Market Risk	40

4. Controls and Procedures	40

PART II — OTHER INFORMATION

1. Legal Proceedings	40

1A. Risk Factors	41

6. Exhibits	41

SIGNATURES	42

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

AMERICAN RAILCAR INDUSTRIES, INC.

Date: November 5, 2012	By:	/s/ James Cowan
James Cowan, President and Chief Executive Officer

	By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema Document#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE	XBRL Taxonomy Presentation Linkbase Document#

101.DEF	XBRL Taxonomy Definition Linkbase Document#

*	Filed herewith
**	Furnished herewith
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.