Form 10-K
period 2012-12-31
American Railcar Industries, Inc.
filed 2013-03-12
CIK 1344596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $256 million, based on the closing sales price of $27.10 per share of such stock on The NASDAQ Global Select Market on June 29, 2012.

As of March 11, 2013, as reported on the NASDAQ Global Select Market, there were 21,352,297 shares of common stock, par value $0.01 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders – Items 10, 11, 12, 13 and 14.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business;

•	the highly competitive nature of the railcar manufacturing industry;

•	the conversion of our railcar backlog into revenues;

•	anticipated trends relating to our shipments, leasing, railcar services, revenues, financial condition or results of operations;

•	our ability to manage overhead and variations in production rates;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	the risks, impact and anticipated benefits associated with potential joint ventures, acquisitions or new business endeavors;

•	the risks associated with international operations and joint ventures;

•	the implementation, integration with other systems or ongoing management of our new enterprise resource planning system;

•	the risk of the lack of acceptance of new railcar offerings by our customers and the risk of initial production costs for our new railcar offerings being significantly higher than expected;

•	the risk of the lack of customers entering into new railcar leases;

•	the sufficiency of our liquidity and capital resources;

•	compliance with covenants contained in our financing arrangements;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

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

AMERICAN RAILCAR INDUSTRIES, INC.

FORM 10-K

AMERICAN RAILCAR INDUSTRIES, INC.

FORM 10-K

PART I

Item 1: Business

INTRODUCTION

American Railcar Industries is a leading North American designer and manufacturer of hopper and tank railcars. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair services, engineering and field services, and fleet management services. Financial information about our business segments for the years ended December 31, 2012, 2011 and 2010 is set forth in Note 21 of our Consolidated Financial Statements. Unless the context otherwise requires, references to “our company,” “the Company”, “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.

Our primary customers include leasing companies, industrial companies and those that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base, we believe our integrated railcar repair, refurbishment, engineering and fleet management services and our railcar components manufacturing business help us further penetrate the general railcar manufacturing market. In addition, we offer our customers the opportunity to lease railcars. These products and services provide us with cross-selling opportunities and insights into our customers’ railcar needs that we use to improve our products and services and enhance our reputation.

OUR HISTORY

We were founded and incorporated in Missouri in 1988, reincorporated in Delaware in January 2006 and reincorporated again in North Dakota in June 2009. Since our formation, we have grown our business from being a small provider of railcar components and maintenance services to one of North America’s leading integrated providers of railcars, railcar components, railcar maintenance services and fleet management services. Beginning in 2011, in addition to selling railcars, we began expanding our railcar leasing business.

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

We are party to three joint ventures. Our Ohio Castings Company, LLC (Ohio Castings) joint venture manufactures various railcar parts for sale, through one of the joint venture partners, to third parties and the other joint venture partners. Our Axis, LLC (Axis) joint venture manufactures and sells axles to its joint venture partners for use and distribution both domestically and internationally. Our Amtek Railcar Industries Private Limited (Amtek Railcar) joint venture will manufacture and sell railcars and related parts. For further discussion of our joint ventures refer to Note 9 to our Consolidated Financial Statements.

OUR PRODUCTS AND SERVICES

We design, manufacture and sell special, customized and general-purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. In addition, we offer these same railcars for lease. We also support the railcar industry through a variety of integrated railcar services, including repair, maintenance, consulting, engineering and fleet management services.

Manufacturing Operations

We primarily manufacture two types of railcars, hopper railcars and tank railcars, but have the ability to produce additional railcar types. We offer our customers the option to buy or lease railcars. We also manufacture various components for railcar and industrial markets.

Hopper railcars

We manufacture both general service and specialty hopper railcars at our Paragould plant. All of our hopper railcars may be equipped with varying combinations of hatches, discharge outlets and protective coatings to provide our customers with a railcar designed to perform in precise operating environments. The flexible nature of our hopper railcar design allows it to be quickly modified to suit changing customer needs. This flexibility can continue to provide value after the initial purchase because our railcars may be converted for reassignment to other services.

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

•	Cement and Sand Railcars. Cement and sand loads are heavier than many other loads of comparable volume, and therefore cement and sand railcars are smaller to compensate for the density.

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

•	Ore Railcars. These railcars are designed to transport heavy ore mineral loads, and may be either bottom or rotary-dumped.

•	Specialized Railcars. Custom-designed to meet unique load/unload/transportation requirements for high-value specialty products, such as stainless steel or carbon black.

Tank railcars

We manufacture non-pressure and pressure tank railcars at our Marmaduke plant. Our tank railcars are designed to enable the handling of a variety of commodities including petroleum products, ethanol, asphalt, vegetable oil, corn syrup and other food products. Our pressure tank railcars transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Our pressure tank railcars feature a thicker pressure retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that provides improved drainage. Many of our tank railcars feature coils that are steam-heated to decrease cargo viscosity, which speeds unloading. We can alter the design of our tank railcars to address specific customer requirements and we also offer to apply linings to tank railcars.

Other railcar types

We have the ability to produce many other railcar types as demand may dictate.

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

Consulting and license agreements

Since 2011, we have used some of our engineering workforce for certain international engineering consulting projects. We entered into a consulting agreement with a company in Russia to design railcars and a railcar facility. We entered into another consulting agreement with the Indian Railways Research and Design Standards Organization to design and develop certain railcars.

In January 2013, we entered into a purchasing and engineering services agreement and license with ACF Industries LLC (ACF), an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. Under this agreement, ARI will provide purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility. Additionally, ARI will provide certain other intellectual property related to certain specified tank railcars required to manufacture and sell such tank railcars.

Railcar Leasing

Customers may lease our hopper and tank railcars through various leasing options, including full service leases. Maintenance of leased railcars could be provided, in part, through our railcar repair and refurbishment facilities. The railcars in our lease fleet are leased to industrial shippers. The terms of our railcar leases generally range from 5 to 10 years and provide for fixed monthly rentals. Our lease fleet consists of approximately 2,590 railcars as of December 31, 2012, all of which were under lease.

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

Repair services

This component of our business includes our full service repair and refurbishment plants, which are strategically located to serve our customers. Our repair plants have full cleaning, interior and exterior coating, repair / rebuilding, and non-destructive testing capabilities. We have the capacity to handle large reassignment projects, heavy wreck repair, and conversions to make, or keep, railcars regulatory compliant. In addition to our repair plants, from time to time, our railcar services business operates other mobile repair units to provide services to our customers.

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

SALES AND MARKETING

We sell and market our products and services in North America through our sales and marketing staff, including sales representatives who sell directly to customers and catalogs through which our customers have access to our railcar and industrial components. Our marketing activities include participation in trade shows, participation in industry forums and distribution of sales literature. In addition, American Railcar Leasing LLC (ARL) markets our railcars for sale or lease and acts as our manager to lease railcars on our behalf for a fee. ARL is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. We also explore various international opportunities to sell our products, services and expertise as they arise.

In 2012, sales to our top ten customers accounted for approximately 83.4% of our revenues. In 2012, our top three customers, CIT Group, Inc; ARL; and AEP Leasing (AEP), accounted for approximately 49.8%, 9.4% and 8.2% of our consolidated revenues, respectively. AEP is also an affiliate of Mr. Carl Icahn.

See Note 20 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for geographical information concerning the sales of our products and services as well as concentration of sales.

BACKLOG

We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of December 31, 2012, our total backlog was approximately 7,060 railcars, of which approximately 5,250 railcars with an estimated value of $662.8 million were orders for direct sale and approximately 1,810 railcars with an estimated market value of $227.0 million were orders for railcars that will be subject to lease. Approximately 75% of the railcars in our backlog were expected to be delivered during 2013, of which 57% were for direct sale and 18% were for lease. The remaining 25% of the railcars in our backlog are scheduled to be delivered in 2014. As of December 31, 2011, our total backlog was approximately 6,530 railcars, of which approximately 4,330 railcars with an estimated value of $398.6 million were orders for direct sale and approximately 2,200 railcars with an estimated market value of $223.0 million were orders for railcars that will be subject to lease.

Railcars for Sale. As of December 31, 2012, approximately 74% of the total number of railcars in our backlog were railcars for direct sale. Estimated market value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliate, AEP, accounted for 26% of the total number of railcars in our backlog as of December 31, 2012.

Railcars for Lease. As of December 31, 2012, approximately 26% of the total number of railcars in our backlog were for lease, subject to firm orders.

The following table shows our reported railcar backlog and estimated future revenue value attributable to such backlog at the end of the periods shown. The reported backlog includes railcars relating to purchase or lease obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog.

	2012	2011
Railcar backlog at January 1	6,530	1,050
New railcars delivered	(7,880)	(5,230)
New railcar orders	8,410	10,710

Railcar backlog at December 31	7,060	6,530

Estimated railcar backlog value at end of period (in thousands) (1)	$889,862	$621,553

(1)	Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog value reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are generally provided for in our customer contracts. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.

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

SUPPLIERS AND MATERIALS

Our business depends on the adequate supply of numerous railcar components, including railcar wheels, brakes, axles, bearings, yokes, tank railcar heads, sideframes, bolsters and other heavy castings, and raw materials, such as steel and normalized steel plate, used in the production of railcars. Due to our vertical integration efforts, including our involvement in joint ventures, we are currently able to produce axles, castings and tank railcar heads and assemble wheel sets, along with numerous other railcar components.

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

In 2012, our top two suppliers accounted for approximately 39% of our total purchases and our top ten suppliers accounted for approximately 74% of our total purchases.

Steel

We use hot rolled steel coils, as-rolled steel plate and normalized steel plate to manufacture railcars. We can acquire hot rolled steel coils and as-rolled steel plate from several suppliers. There are a limited number of qualified domestic suppliers of the form and size of as-rolled and normalized steel plate that we need for our manufacturing operations, and these suppliers are our only source of this product. Normalized steel plate is a special form of heat-treated steel that is stronger and is more resistant to puncture than as-rolled steel plate. Normalized steel plate is required by federal regulations to be used in tank railcars carrying certain types of hazardous cargo, including liquefied petroleum gas. We use normalized steel plate in the production of many of our tank railcars.

Castings

Heavy castings that we use in our railcar manufacturing primarily include bolsters, sideframes, couplers and yokes. These castings form part of the truck assemblies upon which railcars are mounted. We obtain a significant portion of our castings requirements from our joint venture, Ohio Castings.

Wheels and brakes

In the past, there have been supply constraints and shortages of wheels and brakes used in railcar manufacturing. Currently, there are a limited number of qualified suppliers for each of these components. We obtain limited quantities of refurbished wheels.

Axles

Axles, at times, have been a capacity constrained critical component of manufacturing railcars. Our joint venture, Axis, produces railcar axles and is our primary supplier.

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

We also experience intense competition in our railcar leasing business from railcar manufacturers, banks and other financial institutions. Some of this competition represents certain of our significant customers. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleet, competing directly with our railcar leasing business and with other leasing companies.

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

EMPLOYEES

As of December 31, 2012, we had 2,643 full-time employees in various locations throughout the United States and Canada, of which approximately 15% were covered by domestic collective bargaining agreements at two of our repair facilities and at our Texas steel foundry.

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

Certain real property we acquired from ACF Industries LLC (ACF) in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. Substantially all of the issues identified relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe we will incur material costs in connection with any investigation or remediation activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of such remediation.

We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our financial condition or results of operations.

Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could materially adversely affect our business, financial condition and operations. In addition, we have historically conducted investigation and remediation activities at properties that we own to address past contamination. To date, such costs have not been material. Although we believe we have satisfactorily addressed all known material contamination through our remediation activities, there can be no assurance that these activities have addressed all past contamination. The discovery of past contamination or the release of hazardous substances into the environment at our current or formerly owned or operated facilities could require us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business.

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

ADDITIONAL INFORMATION

Our principal executive offices are located at 100 Clark Street, St. Charles, Missouri, 63301, our telephone number is (636) 940–6000. We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may find a copy of these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. These materials may also be accessed through the SEC’s website http://www.sec.gov. Copies of our annual, quarterly and current reports, Audit Committee Charter, Code of Business Conduct and Code of Ethics for Senior Financial Officers are available on our website http://www.americanrailcar.com or free of charge by contacting our Investor Relations Department at American Railcar Industries, Inc., 100 Clark Street, St. Charles, Missouri, 63301.

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

The North American railcar market has been, and we expect it to continue to be, highly cyclical resulting in volatility in demand for our products and services. Downturns in economic conditions typically have an adverse affect on cyclical industries due to decreased demand for new and replacement products.

Sales of our railcars and other products slowed in 2009 and 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased in 2011 and 2012 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011 and 2012. Though we have seen improvements in the railcar market in 2011 and 2012, these improvements may or may not continue.

Currently, we estimate that approximately 75% of our December 31, 2012 backlog will be shipped during 2013. As a result, our failure to obtain new orders would materially adversely affect our business, financial condition and results of operations. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services.

Most of the end users of our railcars that we sell acquire them through leasing arrangements with our leasing company customers. The 2009 – 2010 economic downturn and more cautious credit markets have resulted in stricter borrowing conditions, which could increase the cost of, or potentially deter, new leasing arrangements. These factors have caused and could cause in the future our leasing company customers to purchase fewer railcars, which could materially adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry and we may be unable to compete successfully, which could materially adversely affect our business, financial condition and results of operations.

We face intense competition in all of our markets. In our railcar manufacturing business we have four primary competitors. Any of these competitors may, from time to time, have greater resources than we do. Our current competitors may increase their participation in, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars. If we produce any types of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type.

We also have intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of our significant customers. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleet, competing directly with our railcar leasing business and with leasing companies.

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

Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Our top ten customers represented approximately 83%, 78% and 76% of our total consolidated revenues in 2012, 2011 and 2010, respectively. Moreover, our top three customers accounted for approximately 67%, 53% and 58% of our total consolidated revenues in 2012, 2011 and 2010, respectively. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could materially adversely affect our business, financial condition and results of operations. If one of our significant customers was unable to pay due to financial condition, it could materially adversely affect our business, financial condition and results of operations.

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

Our railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, bearings, yokes, sideframes, bolsters and other heavy castings. Some of these components are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components as reliable suppliers could reach capacity production levels. Supply constraints in our industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use. In addition, we do not carry significant inventories of certain components and procure most of our components on an as needed basis. In the event that our suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that we use, or refuse to do business with us for any reason, our business would be disrupted. Our inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially adversely affect our business, financial condition and results of operations.

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

We have entered into joint venture agreements with other companies to increase our sourcing alternatives, reduce costs, and to produce new railcars. We may seek to expand our relationships or enter into new agreements with other companies. If our joint venture partners are unable to fulfill their contractual obligations or if these relationships are otherwise not successful in the future, our manufacturing costs could increase, we could encounter production disruptions, growth opportunities could fail to materialize, or we could be required to fund such joint ventures in amounts significantly greater than initially anticipated, any of which could materially adversely affect our business.

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

Equipment failures, delays in deliveries or extensive damage to our facilities, particularly our railcar manufacturing plants in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.

An interruption in manufacturing capabilities at our plants in Paragould or Marmaduke or at any of our component manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of our railcars or railcar and industrial components, which could alter the scheduled delivery dates to our customers and affect our production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to our reputation with our customers and in the railcar industry, all of which could materially adversely affect our business, financial condition and results of operations.

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

Our investment in our lease fleet may use significant amounts of cash, which may require us to secure additional capital and we may be unable to arrange capital on favorable terms, or at all.

We will utilize existing cash and cash generated through lease fleet financings to manufacture railcars we lease to customers, while cash from lease revenues will be received over the term of the lease or leases relating to those railcars. Depending upon the number of railcars that we lease and the amount of cash used in other operations, our cash balances and our availability under our lease fleet financing could be depleted, requiring us to seek additional capital. Our inability to secure additional capital, on commercially reasonable terms, or at all, may limit our ability to support operations, maintain or expand our existing business, or take advantage of new business opportunities. We could also experience defaults on leases that could further constrain cash.

We may be unable to re-market railcars from expiring leases on favorable terms, which could adversely affect our business, financial condition and results of operations.

The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could have a material adverse affect our business, financial condition and results of operations. Our ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, and the availability in the market of other used or new railcars.

A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand shorter lease terms, requiring us to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.

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

Railcar sales comprised approximately 80%, 76% and 63% of our total consolidated revenues in 2012, 2011 and 2010, respectively. Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year, as discussed above. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determines when we record the revenues associated with our railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our shipment and production schedules, which could materially adversely affect our business, financial condition and results of operations

As a result of these fluctuations, we believe that comparisons of our sales and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our future performance.

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

We are currently designing and implementing an ERP system that supports substantially all of our operating and financial functions. We could experience problems in connection with such implementation, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of ERP and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security. Security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. Our information and processes are exposed to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful. Any compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could adversely affect our business.

Some of our railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our other employees in the future could materially adversely affect our operations.

As of December 31, 2012, the employees at our sites covered by collective bargaining agreements collectively represent approximately 15% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or employees at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.

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

We are responsible for making funding contributions to two pension plans and are liable for any unfunded liabilities that may exist should the plans be terminated. Our liability and resulting costs for these plans may increase or decrease based upon a number of factors, including actuarial assumptions used, the discount rate used in calculating the present value of future liabilities, and investment performance, which could materially adversely affect our business, financial condition and results of operations. There is no assurance that interest rates will remain constant or that our pension fund assets can earn the expected rate of return, and our actual experience may be significantly different. Our pension expenses and funding may also be greater than we currently anticipate if our assumptions regarding plan earnings and expenses turn out to be incorrect.

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

Our indebtedness could materially adversely affect our business, financial condition and results of operations and prevent us from fulfilling our indebtedness obligations.

As of December 31, 2012, our total debt was $275.0 million, consisting of borrowings under our senior unsecured notes of $175.0 million and borrowings under our lease fleet financing of $100 million. Subsequent to December 31, 2012 we redeemed the remaining $175.0 million of senior unsecured notes. Additionally, we drew down another funding from our lease fleet financing of $50.0 million. As a result of the redemption and the draw down, our total debt will be approximately $150.0 million as of the date of this Annual Report on Form 10-K.

Our indebtedness could materially adversely affect our business, financial condition and results of operations. For example, it could:

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

Our inability to comply with covenants in place or our inability to make the required principal and interest payments may cause an event of default, which could have a substantial adverse impact to our business, financial condition and results of operation. In the event of a default on our lease fleet financing, the lenders may foreclose on all or a portion of the fleet of railcars and related leases used to secure the financing, which are owned by Longtrain Leasing I, LLC (Longtrain), our wholly-owned leasing subsidiary. Such foreclosure, if a significant number of railcars or related leases are affected, could result in the loss of a significant amount of ARI’s assets and adversely affect revenues.

We are more exposed to the risk of increasing interest rates as our lease fleet financing is at a variable interest rate. Any material changes in interest rates could result in higher interest expense and related payments for us.

Despite our indebtedness, we may still be able to incur substantially more debt, as may our subsidiaries, which could further exacerbate the risks associated with our indebtedness.

Despite our indebtedness, we may be able to incur future indebtedness, including secured indebtedness, and this debt could be substantial. If new debt is added to our, or our subsidiaries’, current debt levels the related risks that we or they now face could be magnified.

We may not be able to generate sufficient cash flow to service all of our obligations and we may not be able to refinance our indebtedness on commercially reasonable terms.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures, strategic transactions, joint venture capital requirements or expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flow from operations and there can be no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and we cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We might have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be implemented on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing and to do so on commercially reasonable terms will depend on our financial condition at the time, restrictions in any agreements governing our indebtedness and other factors, including the condition of the financial markets and the railcar industry.

If we do not generate sufficient cash flow from operations and additional borrowings and refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.

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

Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. Substantially all of these issues identified relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe we will incur material costs in connection with any investigation or remediation activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of such remediation. The discovery of historic contamination or the release of substances into the environment at our current or formerly owned or operated facilities could require ACF or us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business. Any environmental liabilities we may incur that are not covered by adequate insurance or indemnification will also increase our costs and have a negative impact on our profitability.

Our failure to comply with regulations imposed by federal and foreign agencies could materially adversely affect our business, financial condition, results of operations and ability to access capital.

Regulatory rulings and regulations from federal or foreign regulatory agencies may impact our business, financial condition, results of operations and ability to access capital. If we fail to comply with the requirements and regulations of these agencies that impact our manufacturing, safety, other processes and reporting requirements, we may face sanctions and penalties that could materially adversely affect our business, financial condition, results of operations and ability to access capital.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 2 to our Consolidated Financial Statements, no triggering events occurred in 2012. We perform an annual goodwill impairment test as of March 1 of each year. As discussed in Note 8 to our Consolidated Financial Statements, no goodwill impairment loss was noted in 2012. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards, such as the Financial Accounting Standards Board and SEC may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to perform diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. We may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

The price of our common stock is subject to volatility.

The market price for our common stock has varied between a high closing sales price of $36.00 per share and a low closing sales price of $13.68 per share in the past twenty-four months as of December 31, 2012. This volatility may affect the price at which you could sell our common stock. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.

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

Sales of substantial amounts of our common stock, or the perception that these sales may occur, may materially adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. Of our outstanding shares of common stock, 55.7% are beneficially owned by Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder.

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

Affiliates of Mr. Carl Icahn accounted for approximately 18%, 5% and 35% of our consolidated revenues in 2012, 2011 and 2010, respectively. This revenue is attributable to sale of railcars to ARL and AEP, which currently purchase all of their railcars from us, but are not required to do so in the future. Additionally, this revenue reflects railcar repairs and services provided to ARL, which are done on an ad hoc basis. Further, ARI is not the only provider of railcar repairs and services to ARL.

We operate our leasing business under lease management agreements with ARL through which ARL markets our railcars for sale or lease and acts as our manager to lease railcars on our behalf for a fee. We could compete directly with ARL or its affiliate, AEP, in our lease business if ARL or AEP provides a potential customer with better terms than what we would offer. ARL and AEP also lease railcars and therefore market our railcars and their own railcars to the same customer base. To the extent our relationships with ARL, AEP or Mr. Carl Icahn change, our business, financial condition and results of operations could be materially adversely affected.

Mr. Carl Icahn exerts significant influence over us and his interests may conflict with the interest of our other stockholders.

Mr. Carl Icahn, the chairman of our board of directors, controls 55.7% of the voting power of our common stock, through IELP, and is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock.

Mr. Carl Icahn owns, controls and has an interest in a wide array of companies, some of which, such as ARL and ACF as described above, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL competes directly with our leasing customers and may compete directly with us in the railcar leasing business, and ACF has supplied us and our competitors with critical components. ACF has also previously manufactured railcars for us and under a purchasing and engineering services agreement and license will be manufacturing and selling tank railcars with engineering, purchasing and design support from us. Mr. Carl Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be complementary to our business. Our articles of incorporation allow Mr. Carl Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us, Mr. Carl Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or you.

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

Any decision to pay dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangements and other factors our board of directors considers relevant. Furthermore, North Dakota law imposes restrictions on our ability to pay dividends. Accordingly, we may not be able to continue to pay dividends in any given amount in the future, or at all.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our headquarters is located in St. Charles, Missouri. We lease this facility from an entity owned by Mr. James J. Unger, vice chairman of our board of directors, pursuant to a lease agreement that expires December 31, 2021, as described in Note 19 to our Consolidated Financial Statements.

The following table presents information about our railcar manufacturing and components manufacturing facilities as of December 31, 2012:

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

The following table presents information about our railcar services facilities as of December 31, 2012 where we provide railcar repair, cleaning, maintenance and other services:

Location	Leased or Owned	Lease Expiration Date
Longview, Texas	Owned	N/A

Goodrich, Texas	Owned	N/A

North Kansas City, Missouri	Owned	N/A

Tennille, Georgia	Owned	N/A

Milton, Pennsylvania	Owned	N/A (1)

La Porte, Texas	Owned	N/A

Bude, Mississippi	Leased	4/30/2014 (2)

Sarnia, Ontario	Leased	10/31/2026 (3)

Gonzales, Louisiana	Leased	3/31/2014 (4)

Green River, Wyoming	Leased	12/1/2017 (5)

(1)	ARI has not used this repair facility since it was idled in 2003. Effective November 1, 2011, this facility was leased to a third party for use in an unrelated industry.
(2)	The majority of the facility in Bude, Mississippi is subject to a lease from the city that automatically renews for one-year terms and contains a termination clause requiring six months advance notice. We currently intend to remain in this facility. The remaining portion of the facility in Bude, Mississippi is subject to a county lease that expires on February 28, 2014.

(3)	The land this facility is located on is subject to a lease that expires on October 31, 2026 and automatically renews for twenty years.
(4)	This facility is subject to a lease that expires on March 31, 2014 and automatically renews annually unless notice of termination is given.
(5)	The land this facility is located on is subject to a lease from the State that expires on December 1, 2017.

Item 3: Legal Proceedings

On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against us in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that we were liable for an injury that resulted during the Plaintiff’s break on April 24, 2008. At the initial trial on April 9, 2012, the jury ruled in favor of the Plaintiff. After ARI appealed the initial ruling, the judge reduced the amount awarded to the Plaintiff, which was fully accrued at December 31, 2012. We intend to appeal the revised ruling.

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

Item 4: Mine Safety Disclosure

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol ARII. There were approximately 10 holders of record of common stock as of March 11, 2013 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker.

The following table shows the high and low closing sales prices per share of our common stock by quarter for period from January 1, 2011 through December 31, 2012:

	Prices
	High	Low
Year Ended December 31, 2012
Quarter ended March 31, 2012	$32.02	$23.46
Quarter ended June 30, 2012	27.10	20.81
Quarter ended September 30, 2012	32.53	24.37
Quarter ended December 31, 2012	36.00	26.48

	High	Low
Year Ended December 31, 2011
Quarter ended March 31, 2011	$25.09	$18.36
Quarter ended June 30, 2011	28.74	18.89
Quarter ended September 30, 2011	26.47	13.68
Quarter ended December 31, 2011	26.26	14.49

Dividends

In December 2012, we declared a cash dividend of $0.25 per share. No dividends were declared in 2011 as the declaration of dividends had been suspended in 2009. Any future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any borrowing arrangements and other factors our board of directors considers relevant.

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934 (the Exchange Act), each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph illustrates the cumulative total stockholder return on our common stock during the five year period ended December 31, 2012, and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 1, 2007, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

Stock Performance Graph

$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
ARII
Nasdaq Composite Index
DJ Transportation Index

Item 6: Selected Consolidated Financial Data.

The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statements of operations and cash flow data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our historical consolidated financial statements not included in this filing. See “Index to Consolidated Financial Statements.”

	Years ended December 31,
	2012	2011	2010	2009	2008
		(in thousands, except per share data)
Consolidated statement of operations data:
Revenues
Manufacturing (1)	$633,547	$453,092	$205,331	$364,553	$757,318
Railcar leasing	13,444	1,075	763	776	187
Railcar services (2)	64,732	65,218	67,469	58,102	51,301

Total revenues	711,723	519,385	273,563	423,431	808,806
Cost of revenues
Manufacturing	(506,083)	(410,308)	(209,889)	(328,637)	(682,668)
Railcar leasing	(5,906)	(682)	(380)	(388)	(76)
Railcar services	(51,383)	(50,599)	(54,353)	(47,015)	(41,653)

Total cost of revenues	(563,372)	(461,589)	(264,622)	(376,040)	(724,397)

Gross profit	148,351	57,796	8,941	47,391	84,409
Selling, general and administrative (3)	(26,931)	(25,047)	(25,591)	(25,141)	(26,535)

Earnings (loss) from operations	121,420	32,749	(16,650)	22,250	57,874
Interest income (4)	3,003	3,654	3,519	6,613	7,835
Interest expense	(17,765)	(20,291)	(21,275)	(20,909)	(20,299)
Loss on debt extinguishment	(2,267)	—	—	—	—
Other income (loss) (5)	1,905	(10)	394	20,869	3,657
Income (Loss) from joint ventures	(451)	(7,900)	(7,789)	(6,797)	718

Earnings (loss) before income taxes	105,845	8,202	(41,801)	22,026	49,785
Income tax (expense) benefit	(42,022)	(3,866)	14,795	(6,568)	(18,403)

Net earnings (loss)	$63,823	$4,336	$(27,006)	$15,458	$31,382

Net earnings (loss) per common share—basic & diluted	$2.99	$0.20	$(1.27)	$0.73	$1.47
Weighted average common shares outstanding—basic & diluted	21,352	21,352	21,302	21,302	21,302
Dividends declared per common share	$0.25	$—	$—	$0.06	$0.12
Consolidated balance sheet data:
Cash and cash equivalents	$205,045	$307,172	$318,758	$347,290	$291,788
Net working capital	273,953	364,229	362,763	374,965	376,106
Property, plant and equipment, net	155,893	155,643	171,614	189,361	196,602
Railcars on operating lease, net	220,282	38,599	9,641	9,988	10,334
Total assets	809,758	703,770	654,367	664,364	679,654
Total liabilities	440,293	393,601	346,591	328,724	364,929
Total stockholders’ equity	369,465	310,169	307,776	335,640	314,725
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$121,378	$28,123	$(12,141)	$84,143	$44,603
Net cash used in investing activities	(214,397)	(40,460)	(16,692)	(26,842)	(54,110)
Net cash (used in) provided by financing activities	(9,130)	756	294	(1,917)	(2,564)
Effect of exchange rate changes on cash and cash equivalents	22	(5)	7	118	(23)

You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

(1)	Includes revenues from affiliates of $103.7 million, $1.2 million, $81.9 million, $105.2 million and $182.8 million in 2012, 2011, 2010, 2009 and 2008, respectively.

(2)	Includes revenues from affiliates of $21.4 million, $24.7 million, $15.0 million, $14.4 million and $15.3 million in 2012, 2011, 2010, 2009 and 2008, respectively.

(3)	Includes costs to a related party of $0.6 million in 2012, 2011, 2010, 2009 and 2008.

(4)	Includes income from related parties of $2.9 million, $2.8 million, $2.6 million and $1.0 million in 2012, 2011, 2010 and 2009, respectively, and less than $0.1 million in 2008.

(5)	Includes income from a related party of less than $0.1 million in 2012, 2011, 2010 and 2009 and zero in 2008.

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

EXECUTIVE SUMMARY

We are a leading North American designer and manufacturer of hopper and tank railcars. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair services, engineering and field services, and fleet management services. Although we began expanding our railcar leasing activity during 2011, it was not required to be reported as a separate segment until the first quarter of 2012. Accordingly, in 2012 we separately presented the results of the leasing business, which had previously been reported in the Manufacturing segment. To maintain comparability, prior periods have been restated to separately present the leasing segment’s results.

The North American railcar market has been, and we expect it to continue to be highly cyclical. We have seen significant improvements in the railcar manufacturing market over the past two years. We cannot assure you that the railcar market will continue to improve or that our railcar orders and shipments will continue to increase.

For the year ended December 31, 2012, we achieved record earnings from operations and record earnings per share. During the year ended December 31, 2012, our railcar shipments and manufacturing revenues increased compared to the same period in the prior year and the gross profit margin of our manufacturing segment increased. Our railcar shipments, including railcars manufactured for lease, of approximately 7,880 railcars in 2012 surpassed our 2011 shipments of approximately 5,230 railcars due to a strong demand profile in the tank railcar market. In response to the increased customer demand seen in 2012, primarily in the tank railcar market, we increased production rates at our tank railcar manufacturing facilities and intend to continue to make adjustments at our railcar manufacturing plants as demand requires. Our railcar leasing revenues increased significantly in 2012 compared to 2011 as we increased our lease fleet to approximately 2,590 railcars. On a consolidated basis, the gross profit margin on our manufacturing segment increased to 20.1% in 2012 compared to 9.4% in 2011.

As of December 31, 2012, we have a backlog of approximately 7,060 railcars, up from a total backlog of approximately 6,530 railcars as of December 31, 2011. Our backlog as of December 31, 2012 included approximately 1,810 railcars that are being manufactured for lease.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our historical operations for the years ended December 31, 2012, 2011 and 2010. Our historical results are not necessarily indicative of operating results that may be expected in the future.

				$ Increase (Decrease)		% Increase (Decrease)
	2012	2011	2010	2012 vs 2011	2011 vs 2010	2012 vs 2011	2011 vs 2010
Revenues:
Manufacturing	$633,547	$453,092	$205,331	$180,455	$247,761	39.8	120.7
Railcar leasing	13,444	1,075	763	12,369	312	*	40.9
Railcar services	64,732	65,218	67,469	(486)	(2,251)	(0.7)	(3.3)

Total revenues	711,723	519,385	273,563	192,338	245,822	37.0	89.9
Cost of revenues:
Manufacturing	(506,083)	(410,308)	(209,889)	95,775	200,419	23.3	95.5
Railcar leasing	(5,906)	(682)	(380)	5,224	302	*	79.5
Railcar services	(51,383)	(50,599)	(54,353)	784	(3,754)	1.5	(6.9)

Total cost of revenues	(563,372)	(461,589)	(264,622)	101,783	196,967	22.1	74.4
Selling, general and administrative	(26,931)	(25,047)	(25,591)	1,884	(544)	7.5	(2.1)

Earnings from operations	121,420	32,749	(16,650)	88,671	49,399	*	*

*-	Not meaningful

Revenues

2012 vs. 2011

Our total consolidated revenues for 2012 increased by 37.0% compared to 2011. This increase was primarily due to increased revenues from our manufacturing and railcar leasing segments, partially offset by a decrease in revenues for our railcar services segment. During 2012, we shipped approximately 5,780 direct sale railcars, which excludes approximately 2,100 railcars built for our lease fleet, compared to approximately 4,880 direct sale railcars for the same period of 2011, which excludes approximately 350 railcars built for our lease fleet.

Manufacturing revenues increased in 2012 by 39.8% compared to 2011. This change was due to an increase of 25.5% due to a higher mix of tank railcars sold, which generally sell at higher prices due to more material and labor content, and improved general market conditions, an increase of 17.3% driven by 900 more railcar shipments for direct sale, partially offset by a decrease of 3.0% due to a decrease in revenue from certain material cost changes that we pass through to customers, as discussed below.

Leasing revenues increased due to an increase in the number of railcars on lease, which was approximately 2,590 at the end of 2012, compared to approximately 490 railcars in our lease fleet at the end of 2011.

The decrease in railcar services revenues for 2012 compared to 2011 was primarily due to decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing in 2012.

2011 vs. 2010

Our total consolidated revenues in 2011 increased by 89.9% compared to 2010. This increase was primarily due to increased revenues from our manufacturing operations, partially offset by a slight decrease in revenues from our railcar services segment. During 2010, we shipped approximately 2,090 direct sale railcars and none were built for our lease fleet as we did not begin shipping railcars for lease until 2011.

Compared to 2010, our manufacturing operations revenues in 2011 increased by 120.7%. The primary reason for the increase was due to an increase of 133.1% driven by 2,790 more railcar shipments for direct sale, an increase of 12.3% due to an increase in revenue from certain material cost changes that we pass through to customers as discussed below, partially offset by a decrease of 24.7% due to a higher mix of hopper railcars sold, which generally sell at lower prices due to lower material and labor content.

The decrease in railcar services revenues in 2011 compared to 2010 was primarily attributable to the decreased number of railcar repair projects performed at the manufacturing facilities, as this capacity was returned to new railcar manufacturing, partially offset by an increase in revenues at our railcar repair facilities.

Cost of Revenues

2012 vs. 2011

Our total consolidated cost of revenues for 2012 increased by 22.1% compared to 2011. This increase was primarily due to increases experienced by our manufacturing segment, and to a lesser extent, our railcar leasing and railcar services segments. Cost of revenues increased for our manufacturing operations by 23.3%, due to an increase of 17.0% driven by higher direct sale railcar shipments, an increase of 9.5% driven by a shift in production to a higher mix of tank railcars, which generally have more material and labor content, partially offset by a decrease of 3.3% driven by lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our sales contracts generally include provisions to adjust prices for increases or decreases in the cost of most raw materials and components on a dollar for dollar basis.

Railcar leasing experienced higher costs driven primarily by the increased number of railcars on lease, as discussed above.

The increase in railcar services cost of revenues for 2012 compared to 2011 was primarily due to a shift in the mix of repair projects, partially offset by decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing in 2012.

2011 vs. 2010

Our total consolidated cost of revenues in 2011 increased by 74.4% compared to 2010. This increase was primarily due to increases experienced by our manufacturing segment, and to a lesser extent, our railcar leasing segment, partially offset by a decrease in our railcar services segment. Cost of revenues increased for our manufacturing operations by 95.5%, due to an increase of 133.1% driven by higher direct sale railcar shipments, an increase of 12.0% driven by higher material costs for key components and steel, partially offset by a decrease of 49.6% driven by a shift in production to a higher mix of hopper railcars, which generally have less material and labor content. The increase in costs for key components and steel is also reflected as an increase in selling prices as our sales contracts generally include provisions to adjust prices for increases or decreases in the cost of most raw materials and components on a dollar for dollar basis.

Railcar leasing experienced higher costs in 2011 compared to 2010 driven by the increased number of railcars on lease in 2011, as discussed above.

The decrease in railcar services cost of revenues for 2011 compared to 2010 was primarily due to a shift in the mix of repair projects, partially offset by decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing in 2011.

Selling, general and administrative expenses

Our total selling, general and administrative costs increased by 7.5% in 2012 compared to 2011. The increase was primarily attributable to increases in incentive compensation and stock-based compensation, which fluctuates with our stock price.

Our selling, general and administrative expenses decreased by 2.1% in 2011 compared to 2010. The decrease was primarily attributable to a decrease in share-based compensation expense due to fluctuations in our stock price in 2011 compared to 2010.

Interest expense

Interest expense for 2012 was $17.8 million compared to $20.3 million in 2011. The decrease in interest expense was primarily due to a lower average debt balance as a result of our $100 million partial early redemption of our senior unsecured notes (the Notes) discussed below.

Interest expense for 2011 was $20.3 million compared to $21.3 million in 2010. The decrease in interest expense was primarily due to interest that was capitalized in 2011 related to our Notes for the investment in our joint venture, which is in the development stage.

Loss on debt extinguishment

In September 2012, using available cash on hand, we redeemed $100.0 million of the aggregate principal amount of the Notes, resulting in a charge of $2.3 million. The charge was comprised of a premium of $1.9 million paid on the early partial redemption of the Notes and a non-cash charge of $0.4 million for the accelerated write-off of a portion of the deferred financing fees.

Other (loss) income

Other income of $1.9 million and $0.4 million was recognized in 2012 and 2010, respectively related to realized gains on the sale of short-term investments. See Note 3 of the Consolidated Financial Statements for further detail.

Earnings (Loss) from joint ventures

				$ Increase (Decrease)
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Ohio Castings	$1,280	$(1,097)	$(1,008)	$2,377	$(89)
Axis	(685)	(5,791)	(6,281)	$5,106	$490
Amtek Railcar—India	(1,046)	(1,012)	(250)	$(34)	$(762)
USRC	—	—	(250)	$—	$250

Total Loss from Joint Ventures	$(451)	$(7,900)	$(7,789)	$7,449	$(111)

Our joint venture loss decreased $7.4 million for 2012 compared to 2011. The improvement was attributable to our share of Ohio Castings LLC (Ohio Castings) earnings increasing $2.4 million for 2012 compared to 2011 due to increased volumes of railcar components, and the incremental costs of resuming production at the facility in the second half of 2011. The remaining increase is due to our share of Axis LLC (Axis) losses decreasing $5.1 million for 2012 compared to the same period in 2011. Axis’ losses decreased as production levels ramped up in response to increased railcar demand compared to the prior year. Amtek Railcar Industries Private Limited’s (Amtek) losses were comparable for both 2012 and 2011 as the joint venture was in the construction phase during both years.

Loss from joint ventures increased $0.1 million in 2011 compared to 2010. This is primarily attributable to our share of Amtek and Ohio Castings increased losses, partially offset by improvements in the results for Axis and USRC. The losses for Amtek increased due to the continued development of its business and being in the construction and development stage while the losses for Ohio Castings increased slightly due to the initial costs of resuming production at Ohio Castings in 2011 compared to 2010 while the facility was idled. The losses for Axis decreased as it continued to ramp-up production levels to meet demand while USRC did not incur losses during 2011 as the joint venture was dissolved during 2010.

Income tax (expense) benefit

Income tax expense in 2012 was $42.0 million, or 39.7% of our earnings before income taxes, compared to $3.9 million, or 47.1%, in 2011. The effective tax rate decrease was primarily attributable to significantly higher earnings before income taxes in 2012 compared to 2011. While the unrecognized tax benefit changes and losses on our foreign joint venture were comparable from 2012 and 2011, given the significant difference in earnings before income taxes in each year, the impact to the effective tax rate was lower in 2012.

Our income tax expense in 2011 was $3.9 million, or 47.1%, of our earnings before income taxes, compared to a benefit of $14.8 million in 2010, or 35.4%, of our loss before income taxes. The effective tax rate increase was primarily attributable to the relative amount of earnings (loss) before income taxes being smaller in 2011 compared to 2010, coupled with changes in unrecognized tax benefits, state taxes and the foreign joint venture loss not benefited.

Segment Results

The table below summarizes our historical revenues, earnings from operations and operating margin for the periods shown. Intersegment revenues are accounted for as if sales were to third parties. Operating margin is defined as total segment earnings from operations as a percentage of total segment revenues. Our historical results are not necessarily indicative of operating results that may be expected in the future. Prior-period amounts for the new leasing segment have been reclassified to conform to the current year presentation. Other than the new leasing segment presentation, there have been no material reclassifications during the current period related to segment data. Refer to Note 20 to the consolidated financial statements for further discussions of our segments.

	Revenues					Earnings (Loss) from Operations
	External	Intersegment	Total	$ Change	% Change	External	Intersegment	Total	$ Change	% Change
	(in thousands)					(in thousands)
2012
Manufacturing	$633,547	$219,499	$853,046	$364,296	74.5	$120,623	$35,362	$155,724	$114,789	280.4
Railcar Leasing	13,444	—	13,444	12,369	1,150.6	7,371	29	7,400	7,141	2,757.1
Railcar Services	64,732	495	65,227	(276)	(0.4)	10,718	(99)	10,619	(1,876)	(15.0)
Corporate	—	—	—	—	—	(17,292)	—	(17,988)	(1,947)	(12.1)
Eliminations	—	(219,994)	(219,994)	(184,051)	*	—	(35,292)	(35,292)	(30,393)	*

Total Consolidated	$711,723	$—	$711,723			$121,420	$—	$121,420

2011
Manufacturing	$453,092	$35,658	$488,750	$282,421	136.9	$36,075	$4,860	$40,935	$50,854	512.7
Railcar Leasing	1,075	—	1,075	312	40.9	239	20	259	(124)	(32.4)
Railcar Services	65,218	285	65,503	(2,247)	(3.3)	12,476	19	12,495	1,561	14.3
Corporate	—	—	—	—	—	(16,041)	—	(16,041)	1,732	9.7
Eliminations	—	(35,943)	(35,943)	(34,664)	*	—	(4,899)	(4,899)	(4,624)	*

Total Consolidated	$519,385	$—	$519,385			$32,749	$—	$32,749

2010
Manufacturing	$205,331	$998	$206,329			$(10,168)	$249	$(9,919)
Railcar Leasing	763	—	763			383	—	383
Railcar Services	67,469	281	67,750			10,908	26	10,934
Corporate	—	—	—			(17,773)	—	(17,773)
Eliminations	—	(1,279)	(1,279)			—	(275)	(275)

Total Consolidated	$273,563	$—	$273,563			$(16,650)	$—	$(16,650)

*-	Not meaningful

Operating Margin

	2012	2011	2010
Manufacturing	18.3%	8.4%	-4.8%
Railcar Leasing	55.0%	24.1%	50.2%
Railcar Services	16.3%	19.1%	16.1%

Total Consolidated	17.1%	6.3%	-6.1%

Manufacturing

2012 vs. 2011

In 2012, our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, increased by 74.5% compared to 2011. During 2012, we shipped approximately 7,880 railcars, including approximately 2,100 railcars built for our lease fleet, compared to approximately 5,230 railcars for 2011, including approximately 350 railcars built for our lease fleet. The primary reasons for the increase in revenues were a higher mix of tank railcars, which generally sell at higher prices due to more material and labor content, improved general market conditions, higher railcar shipments and higher revenues from certain material cost changes that we pass through to customers, as discussed above. The increase in railcar shipments for the segment primarily reflected those shipped for our leasing business and was driven by strong customer demand. Manufacturing segment revenues for 2012 included estimated revenues of $219.5 million relating to railcars built for our lease fleet, compared to $35.7 million for 2011. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues for railcars manufactured for our leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented over 26% of our railcar shipments for 2012 compared to 7% for 2011.

In 2012, manufacturing revenues included direct sales of railcars to ARL and AEP, affiliates of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder, totaling $103.7 million, or 14.6% of our total consolidated revenues, compared to $1.2 million, or 0.2% of our total consolidated revenues in 2011. During 2012, we began manufacturing and selling railcars to AEP on a purchase order basis, following the assignment to AEP of all unfilled purchase orders previously placed by ARL.

Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs as well as estimated profit for railcars manufactured for our leasing segment, increased by 280.4% for 2012 compared to 2011. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $35.4 million for 2012 compared to $4.9 million for 2011, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from our manufacturing segment increased to 18.3% for 2012 from 8.4% in 2011. These increases were due primarily to increased railcar shipments, including those shipped for our leasing business, improved general market conditions, a shift in the sales mix to more tank railcars and increased operating leverage and efficiencies as a result of higher production volumes. We also continue to benefit from the cost savings achieved by the vertical integration projects put in place during the past several years.

2011 vs. 2010

In 2011, our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, increased by 136.9% compared to 2010. During 2011, we shipped approximately 5,230 railcars, including approximately 350 railcars built for our lease fleet compared to approximately 2,090 railcars in 2010, none of which were built for our lease fleet. The primary reasons for the increase in revenues in 2011 were higher railcar shipments and higher revenues from certain material cost changes that we pass through to customers, as discussed above, partially offset by a higher mix of hopper railcars, which generally sell at lower prices due to less material and labor content. The increase in railcar shipments for the segment primarily reflected improved general market conditions as customer demand began improving after the economic downturn that impacted us in 2010.

In 2010, manufacturing revenues included direct sales of railcars to ARL totaling $81.9 million, or 29.9% of our total consolidated revenues in 2010.

Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs as well as estimated profit for railcars manufactured for our leasing segment, increased by 512.7% in 2011 compared to 2010. Operating margin from our manufacturing segment increased to 8.4% for 2011 from (4.8%) in 2010. These increases were due primarily to increased railcar shipments, including those shipped for our leasing business, improved general market conditions, and operating leverage and efficiencies as a result of higher production volumes and vertical integration projects implemented, partially offset by a higher mix of hopper railcars.

Railcar Leasing

2012 vs. 2011

Our railcar leasing segment revenues for 2012 increased significantly compared to 2011. The primary reason for the increase in revenues was an increase in railcars on lease with third parties. We had approximately 2,590 railcars in our lease fleet at the end of 2012 compared to approximately 490 at the end of 2011.

In 2012, earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased significantly compared to 2011. Operating margin from our railcar leasing segment increased to 55.0% for 2012 from 24.1% in 2011. These increases were due primarily to increased railcars on lease with third parties as we continue to grow our railcar leasing business, partially offset by an increase in origination fees paid to ARL that are incurred in conjunction with new leases.

2011 vs. 2010

Our railcar leasing segment revenues for 2011 increased 40.9% in 2010. The primary reason for the increase in revenues was an increase in railcars on lease with third parties as we began expanding our lease fleet in the second half of 2011. We had approximately 490 railcars in our lease fleet at the end of 2011 compared to approximately 140 at the end of 2010.

In 2011, earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, decreased 32.4% compared to 2010. Operating margin from our railcar leasing segment decreased to 24.1% for 2011 from 50.2% in 2010. These decreases were due primarily an increase in origination fees that are incurred in conjunction with new leases, partially offset by an increase in railcars on lease with third parties.

Railcar Services

2012 vs. 2011

Our railcar services segment revenues for 2012 decreased 0.4% compared to 2011. The decrease was primarily attributable to decreased railcar repair projects at the railcar manufacturing facilities, as this capacity was returned to new railcar manufacturing.

For 2012, our railcar services revenues included transactions with ARL totaling $21.4 million, or 3.0% of our total consolidated revenues, compared to $24.7 million, or 4.8% of our total consolidated revenues in 2011.

In 2012, earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased 15.0% compared to 2011. Operating margin from railcar services decreased to 16.3% for 2012 from 19.1% in 2011. These decreases were primarily attributable to lower demand for paint and lining work at our repair facilities.

2011 vs. 2010

Our railcar services segment revenues for 2011 decreased by 3.3% compared to 2010. The decrease was primarily attributable to decreased railcar repair projects at the railcar manufacturing facilities, as this capacity was returned to new railcar manufacturing, partially offset by increased volumes at our railcar repair facilities.

For 2010, our railcar services segment revenues included transactions with ARL totaling $15.0 million, or 5.5% of our total consolidated revenues in 2010.

In 2011, earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, increased 14.3% compared to 2010. Operating margin from our railcar services segment increased in 2011 to 19.1% compared to16.1% in 2010. These increases were primarily attributable to an increase in volumes and efficiencies at our railcar repair facilities, partially offset by a decrease in railcar repair projects performed at our railcar manufacturing facilities as this capacity was returned to new railcar manufacturing.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had net working capital of $274.0 million, including $205.0 million of cash and cash equivalents. As of December 31, 2012, we had $175.0 million outstanding of our senior unsecured notes. Additionally in December 2012, we completed a lease fleet financing with availability of $199.8 million of which we drew down $100.0 million at closing as described below. See below for discussion on our outstanding and available debt, our cash flow activities and our future liquidity.

Outstanding and Available Debt

Senior unsecured notes

In February 2007, we issued the Notes in an outstanding principal amount of $275.0 million. In September 2012, we completed a voluntary partial early redemption of $100.0 million of the Notes at a rate of 101.875% of the principal amount, plus any accrued and unpaid interest. On March 1, 2013, we completed a voluntary redemption of the remaining $175.0 million of Notes outstanding at a redemption rate of 100.0% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

Lease fleet financing

In December 2012, we completed a financing of our railcar lease fleet with availability of up to $199.8 million. This financing was done through our wholly-owned subsidiary, Longtrain Leasing I, LLC (Longtrain Leasing). This debt is an obligation of Longtrain Leasing that is generally non-recourse to ARI and is secured by a portfolio of railcars and operating leases. The financing consists of a senior secured delayed draw term loan facility that matures in February 2018. The amount of the draws may not exceed the lesser of (i) $199.8 million and (ii) 75% of the net aggregate equipment value.

In conjunction with this financing, we made an initial draw of $100.0 million, resulting in net proceeds to us of approximately $98.4 million. The terms of the lease fleet financing contain certain covenants, all of which we were in compliance with as of December 31, 2012. During February 2013, we made a second draw of $50.0 million under this lease fleet financing, resulting in net proceeds to us of $49.8 million. Principal and interest payments are due monthly beginning March 15, 2013 in an aggregate annual amount equal to 3.33% of the then-outstanding principal amount thereof, with any remaining balance payable on February 27, 2018.

The financing is secured by a first lien on substantially all assets of Longtrain Leasing, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. The Company is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain Leasing in good faith and without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease Longtrain Leasing’s equipment no less favorably than similar portfolios serviced by ARL and to repurchase or replace railcars that are reported as Eligible Units (as defined in the credit agreement) when they are not Eligible Units, subject to limitations on liability set forth in the credit agreement.

The borrowings under the lease fleet financing are solely the obligations of Longtrain Leasing. ARI has, however, entered into certain agreements relating to its transfer of certain railcars, railcar leases, receivables associated with such railcars and leases, and other related assets, to Longtrain Leasing and other agreements regarding the lease fleet financing. These agreements contain certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type.

Cash Flows

The following table summarizes our change in cash and cash equivalents:

	Year Ended
	December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$121,378	$28,123	$(12,141)
Investing activities	(214,398)	(40,460)	(16,692)
Financing activities	(9,130)	756	294
Effect of exchange rate changes on cash and cash equivalents	21	(5)	7

Decrease in cash and cash equivalents	$(102,129)	$(11,586)	$(28,532)

Cash Flows from Operating Activities

Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.

2012 vs. 2011

Our net cash provided by operating activities for the year ended December 31, 2012 was $121.4 million compared to $28.1 million for the year ended December 31, 2011. Cash flow from operating activities increased primarily due to an improvement in earnings from operations driven by an increase in railcar shipments on improved customer demand. Another factor for the increase in cash provided by operations is the impact of deferred income taxes, which increased primarily due to an increase in railcars added to our lease fleet that received the benefit of bonus accelerated depreciation. The remainder of the increase was driven by changes in accounts receivable and inventory, partially offset by changes in accounts payable. Those items increased at a slower rate in 2012 compared to 2011 primarily due to a ramp up of production rates toward the end of 2011 that drove increases in accounts receivable and inventory as a result of a rebound in demand in 2011, partially offset by a correlating increase in accounts payable in 2011 related to the increase in inventory. Shipment rates toward the end of 2012 were consistent with those experienced in 2011.

2011 vs. 2010

Our net cash provided by operating activities for the year ended December 31, 2011 was $28.1 million compared to net cash used in operations of $12.1 million for the year ended December 31, 2010. Cash flow from operating activities improved primarily due to an improvement in earnings from operations in 2011 compared to a loss in 2010 primarily driven by an increase in railcar shipments on improved customer demand. Another factor for the increase in cash provided by operations is the impact of deferred income taxes, which increased primarily due to an increase in railcars added to our lease fleet that received the benefit of bonus accelerated depreciation. Additionally, in 2011 we received a tax refund of $15.0 million related to a prior year net operating loss whereas no tax refund was received in 2010. The remainder of the increase was primarily driven by changes in accounts payable offset by changes in inventory. Those items increased at a faster rate in 2011 compared to 2010 primarily as a result of a rebound in demand in 2011.

Cash Flow from Investing Activities

2012 vs. 2011

Our net cash used in investing activities for the year ended December 31, 2012 was $214.4 million compared to $40.5 million for the year ended December 31, 2011. The increase in cash used was primarily the result of increased spending for further expansion of our lease fleet in 2012, as well as an increase in spending on capital projects and the purchase of short-term investments, all of which were partially offset by the sale of a portion of our short-term investments and decreased investments in our joint ventures in 2012.

2011 vs. 2010

Our net cash used in investing activities for the year ended December 31, 2011 was $40.5 million compared to $16.7 million for the year ended December 31, 2010. The increase in cash used was primarily due to the beginning of the expansion of our lease fleet and the sale of short-term investments in 2010, all of which were partially offset by lower investments in our joint ventures in 2011.

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

Capital expenditures for the year ended December 31, 2012 were $205.9 million, including $185.9 million related to manufacturing railcars for lease to others, as well as costs that were capitalized for projects that will expand capabilities, maintain equipment, improve efficiencies and reduce costs.

Cash Flow from Financing Activities

2012 vs. 2011

Our net cash used in financing activities for the year ended December 31, 2012 was $9.1 million compared to net cash provided by financing activities of $0.8 million for the year ended December 31, 2011. The increase in cash used was primarily the result of an early redemption of $100.0 million of our senior unsecured notes as well as dividends of $5.4 million paid in the fourth quarter of 2012, partially offset by proceeds from the issuance of $100 million of debt under our lease fleet financing. See discussion of dividends below.

2011 vs. 2010

Our net cash provided by financing activities for the year ended December 31, 2011 was $0.8 million compared to $0.3 million for the year ended December 31, 2010. The increase in cash provided was a result of the proceeds from an increase in stock options exercised in January 2011.

Dividends

During December 2012, our board of directors declared a cash dividend of $0.25 per share of our common stock that was paid on December 24, 2012. Prior to this payment, the Company had not paid any dividends since July 2009. Any decision to pay future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital improvements, financial condition, debt covenants and other factors.

Future Liquidity

Our current liquidity consists of our existing cash balance, remaining availability under our lease fleet financing and future cash from operations. Given our strategic emphasis on growing our lease fleet and the capital required to manufacture railcars for lease for which we currently have firm orders, we expect that our longer term cash needs may require additional financing over and above our current liquidity position after considering the second draw under the lease fleet financing and the full repayment of our senior unsecured notes, as discussed above. We expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of our railcar orders and shipments and our production rates. Our future liquidity may also be impacted by the number of our new railcar orders leased versus sold.

Our operating performance may also be affected by other matters discussed under “Risk Factors,” and trends and uncertainties discussed in this discussion and analysis, as well as elsewhere in this annual report. These risks, trends and uncertainties may also materially adversely affect our long-term liquidity.

Our current capital expenditure plans for 2013 include projects that we expect will expand capabilities, maintain equipment, improve efficiencies and reduce costs. Capital expenditures for 2013 are projected to be approximately $175 million to $200 million, which includes additions to our lease fleet. We also plan to increase our railcar lease fleet in 2013 to meet customer demand for leased railcars that have been ordered. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.

Our long-term liquidity is contingent upon future operating performance, our ability to continue to meet financial covenants under our lease fleet financing and any other indebtedness we may enter into, and our ability to repay or refinance our indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet. These capital requirements could be substantial.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of December 31, 2012, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
Contractual Obligations	Total	1 year or less	1-3 years	3-5 years	After 5 years
	(in thousands)
Operating Lease Obligations [1]	$12,281	$1,508	$3,111	$2,178	$5,484
Senior Unsecured Notes [2]	175,000	—	175,000	—	—
Lease Fleet Financing [3]	100,000	2,755	6,660	6,669	83,916
Interest Payments on Senior Unsecured Notes [2]	15,313	13,125	2,188	—	—
Interest Payments on Lease Fleet Financing [3,4]	13,004	2,673	5,149	4,792	390
Pension and Postretirement Funding [5]	6,672	937	2,297	2,138	1,300
Capital Project Related [6]	10,531	10,531	—	—	—

Total	$332,801	$31,529	$194,405	$15,777	$91,090

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.
(2)	See Note 11 of the consolidated financial statements for more information regarding these notes. The senior unsecured notes were fully extinguished at par on March 1, 2013.
(3)	See Note 11 of the consolidated financial statements for further detail regarding the Lease Fleet Financing. On February 27, 2013, we drew another $50 million on the facility that carries the same maturity and interest rate as discussed in Note 11 of the consolidated financial statements.
(4)	The interest rate on the lease fleet facility is LIBOR plus 2.5% and is payable monthly. At December 31, 2012 LIBOR was 0.21% and was used to project interest payments into the future.
(5)	Our pension funding commitments include minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan.
(6)	Represents the costs for materials and to third parties related to various capital projects.

We have excluded from the contractual obligations table above, our gross amount of unrecognized tax benefits of $1.7 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, we reasonably expect some change to this balance of up to $1.0 million to occur within the next twelve months.

In July 2007, we entered into an agreement with Axis to purchase new railcar axles. We do not have any minimum volume purchase requirements under this agreement.

Other than operating leases, we have no other off-balance sheet arrangements.

Contingencies

We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and negligent acts, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law. Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe that we will incur material costs in connection with any investigation or remediation activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of such remediation. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our financial condition or results of operations.

On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against us in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that we were liable for an injury that resulted during the Plaintiff’s break on April 24, 2008. At the initial trial on April 9, 2012, the jury ruled in favor of the Plaintiff. After ARI appealed the initial ruling, the judge reduced the amount awarded to the Plaintiff, which was fully accrued at December 31, 2012. In January 2013, we filed an appeal related to the revised ruling but do not believe that any resolution to the case will have a material impact on our consolidated financial statements.

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

Impairment of Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. During the year ended December 31, 2012, no triggering events occurred. The criteria for determining impairment of such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of the long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated.

The North American railcar market has been, and we expect it to continue to be highly cyclical, generally fluctuating in correlation with the U.S. economy. We continually monitor our long-lived assets for impairment in response to events or changes in circumstances.

Goodwill

In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to goodwill that allows companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. As of December 31, 2012, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to a reporting unit that is part of our manufacturing operations segment. We evaluate goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company adopted the new guidance in the first quarter of 2012. As a result, the Company performed the qualitative goodwill analysis as of March 1, 2012, noting no indicators of impairment. Since March 1, 2012, no significant or unusual events have occurred that would indicate a change in valuation. If there were indicators of impairment present, we would test for impairment of goodwill by comparing the fair value of the reporting unit to its carrying value, which is determined using a combination of methods, including management’s best estimate of future discounted cash flows expected to result from the business. If the estimated fair value is less than the carrying value, goodwill is considered impaired and the impairment recognized equals such difference.

When performing an impairment evaluation, we have historically utilized the market and income approaches and significant assumptions in our evaluation. In our 2012 qualitative evaluation, the income approach was utilized. See Note 2 and 8 of the Consolidated Financial Statements for further detail regarding these approaches.

Product Warranties

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when manufacturing revenue is recognized. Warranty terms are based on the negotiated railcar sales contracts and typically are up to one year for parts and services and five years for new railcars. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. On a quarterly basis, we assess the adequacy of our warranty liability based on changes in these factors. Actual results differing from estimates could have a material effect on results from operations in the event that unforeseen warranty issues were to occur.

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

Discount rates

The discount rate assumptions used to determine the December 31, 2012 benefit obligations were 3.70% for our pension plans and 3.67% for our postretirement benefit plans. The discount rate assumptions used to determine the 2012 net periodic cost were 4.25% for our pension plans and 4.18% for our postretirement benefit plans. We review these rates annually and adjust them to reflect current conditions. We deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees.

Expected return on plan assets

Our expected return on plan assets for our funded pension plans of 7.5% for 2012 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

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

The following information illustrates the sensitivity to a change in certain assumptions for our pension plans:

Change in Assumption	Effect on 2013 Pre-Tax Pension Expense	Effect on December 31, 2012 Projected Benefit Obligation
	(in thousands)
1% decrease in discount rate	$172	$3,256
1% increase in discount rate	$(242)	$(3,132)
1% decrease in expected return on assets	$149	N/A
1% increase in expected return on assets	$(149)	N/A

This sensitivity analysis reflects the effects of changing one assumption. Various economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. A 1% change in the discount rate for our postretirement benefit plans would be immaterial.

Environmental

Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe that we will incur material costs in connection with any investigation or remediation activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of such remediation. Further, we cannot assure that we will not become involved in future litigation or other proceedings, or that we will be able to recover under our indemnity provisions if we were found to be responsible or liable in any litigation or proceeding, or that such costs would not be material to us.

Share-based Compensation

Our share-based awards have included stock options, stock appreciation rights (SARs) and restricted stock awards. We use the Black-Scholes-Merton (Black-Scholes) and Monte Carlo models to estimate the fair value of our equity instrument awards and other share-based awards issued under the 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the equity award, future volatility, dividend yield, forfeiture rate and the risk-free interest rate. We estimate the expected term of SARs based on SEC Staff Accounting Bulletin Official Text Topic 14D2, which addressed the expected term aspect of the Black-Scholes model. It stated that companies that did not have adequate exercise history on equity instruments were allowed to use the “simplified method” prescribed by the SEC, which called for an average of the vesting period and the expiration period of grants with “plain vanilla” characteristics. These characteristics included service based vesting instruments granted at the money along with certain other requirements.

Our SARs have fair value estimates that are generated from the Black-Scholes calculation. This calculation requires inputs as mentioned above that may require some judgment or estimation. We use our best judgment at the time of valuation to estimate fair value on the SARs. All SARs granted are classified as liabilities on the consolidated balance sheets, given that they settle in cash, and thus, must be revalued every period. As such, the fair value estimates on the SARs we granted to our employees are subject to volatility inherent in the stock price since it is based on current market values at the end of every period. Share-based compensation on all equity awards is expensed using a graded vesting method over the vesting period of the instrument.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, amounts due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is determined by the market close price and trading levels. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represents more than half of our direct manufacturing costs per railcar. Given the significant volatility in the price of raw materials, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been somewhat reduced by the variable pricing provisions in place with our current railcar manufacturing contracts. These contracts adjust the purchase prices of our railcars to reflect fluctuations in the cost of certain raw materials and components and, as a result, we are able to pass on to our customers any increased raw material and component costs with respect to the railcars we plan to produce and deliver to them during 2013 or 2014. We believe that we currently have good supplier relationships and do not currently anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production was to increase beyond current levels, or other economic changes were to occur that affect the availability of our raw materials.

Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligation, which represented approximately 36% of our total debt as of December 31, 2012, but represents 100% of our total debt as of this filing. As this variable rate debt obligation was entered into as of December 2012, we incurred $0.1 million of interest expense in 2012 related to such obligation. For the interest incurred under the lease fleet financing, a one percentage point increase in the rate in fiscal year 2012 would have a nominal impact on our interest expense.

Item 8: Financial Statements and Supplementary Data

American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Railcar Industries, Inc.

We have audited the internal control over financial reporting of American Railcar Industries, Inc. (a North Dakota Corporation) and Subsidiaries’ (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

St. Louis, Missouri

March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Railcar Industries, Inc.

We have audited the accompanying consolidated balance sheets of American Railcar Industries, Inc. (a North Dakota corporation) and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

St. Louis, Missouri

March 12, 2013

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$205,045	$307,172
Short-term investments—available for sale securities	12,557	—
Accounts receivable, net	36,100	33,626
Accounts receivable, due from related parties	3,539	6,106
Income taxes receivable	—	4,074
Inventories, net	110,075	95,827
Deferred tax assets	4,114	3,203
Prepaid expenses and other current assets	3,917	4,539

Total current assets	375,347	454,547
Property, plant and equipment, net	155,893	155,643
Railcars on operating lease, net	220,282	38,599
Deferred debt issuance costs	2,374	1,335
Interest receivable, due from related parties	—	292
Goodwill	7,169	7,169
Investment in and loans to joint ventures	44,536	45,122
Other assets	4,157	1,063

Total assets	$809,758	$703,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,971	$62,318
Accounts payable, due to related parties	2,831	800
Accrued expenses and taxes	8,432	5,879
Accrued compensation	17,940	14,446
Accrued interest expense	4,465	6,875
Short-term debt, including current portion of long-term debt	2,755	—

Total current liabilities	101,394	90,318
Long-term debt, net of current portion	272,245	275,000
Deferred tax liability	53,466	14,923
Pension and post-retirement liabilities	9,518	9,280
Other liabilities	3,670	4,080

Total liabilities	440,293	393,601
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding at both December 31, 2012 and 2011	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	130,030	71,545
Accumulated other comprehensive (loss) income	(387)	(1,198)

Total stockholders’ equity	369,465	310,169

Total liabilities and stockholders’ equity	$809,758	$703,770

See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Manufacturing (including revenues from affiliates of $103,679, $1,230 and $81,905 in 2012, 2011 and 2010, respectively)	$633,547	$453,092	$205,331
Railcar leasing	13,444	1,075	763
Railcar services (including revenues from affiliates of $21,442, $24,730 and $15,041 in 2012, 2011 and 2010, respectively)	64,732	65,218	67,469

Total revenues	711,723	519,385	273,563
Cost of revenues:
Manufacturing	(506,083)	(410,308)	(209,889)
Railcar leasing	(5,906)	(682)	(380)
Railcar services	(51,383)	(50,599)	(54,353)

Total cost of revenues	(563,372)	(461,589)	(264,622)
Gross profit	148,351	57,796	8,941
Selling, general and administrative (including costs from a related party of $586, $582 and $627 in 2012, 2011 and 2010, respectively)	(26,931)	(25,047)	(25,591)

Earnings (loss) from operations	121,420	32,749	(16,650)
Interest income (including income from related parties of $2,902, $2,839 and $2,620 in 2012, 2011 and 2010, respectively)	3,003	3,654	3,519
Interest expense	(17,765)	(20,291)	(21,275)
Loss on debt extinguishment	(2,267)	—	—
Other income (loss) (including income from a related party of $15, $16 and $17 in 2012, 2011 and 2010, respectively)	1,905	(10)	394
Loss from joint ventures	(451)	(7,900)	(7,789)

Earnings (loss) before income taxes	105,845	8,202	(41,801)
Income tax (expense) benefit	(42,022)	(3,866)	14,795

Net earnings (loss)	$63,823	$4,336	$(27,006)

Net earnings (loss) per common share—basic and diluted	$2.99	$0.20	$(1.27)
Weighted average common shares outstanding—basic and diluted	21,352	21,352	21,302

See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net earnings (loss)	$63,823	$4,336	$(27,006)
Currency translation	279	(285)	511
Postretirement transactions	(681)	(2,320)	(699)
Short-term investment transactions	1,213	—	—

Comprehensive income (loss)	$64,634	$1,731	$(27,194)

See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Operating activities:
Net earnings (loss)	$63,823	$4,336	$(27,006)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	23,850	22,167	23,597
Amortization of deferred costs	605	699	699
Loss on disposal of property, plant and equipment	37	171	33
Share-based compensation	4,668	3,537	5,358
Change in interest receivable, due from affiliates	292	(105)	796
Loss from joint ventures	451	7,900	7,789
Provision (benefit) for deferred income taxes	37,113	6,533	(438)
Adjustment to provision for losses on accounts receivable	90	(22)	113
Item related to investing activities:
Realized gain on sale of short-term investments—available for sale securities	(1,863)	—	(379)
Item related to financing activities:
Loss on debt extinguishment	2,267	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,568)	(12,616)	(9,664)
Accounts receivable, due from affiliates	2,588	(1,170)	(3,625)
Income taxes receivable	4,057	10,590	(13,171)
Inventories, net	(14,224)	(45,813)	(9,925)
Prepaid expenses and other current assets	621	(1,885)	2,244
Accounts payable	2,653	32,988	12,446
Accounts payable, due to affiliates	2,031	525	(301)
Accrued expenses and taxes	(2,135)	207	(486)
Other	(2,978)	81	(221)

Net cash provided by (used in) operating activities	121,378	28,123	(12,141)
Investing activities:
Purchases of property, plant and equipment	(19,962)	(6,202)	(6,144)
Capital expenditures—leased railcars	(185,918)	(29,444)	—
Proceeds from sale of property, plant and equipment	259	122	163
Purchase of short-term investments—available for sale securities	(40,334)	—	—
Proceeds from sale of short-term investments—available for sale securities	31,506	—	4,180
Proceeds from repayments of loans by joint ventures	1,908	775	—
Investments in and loans to joint ventures	(1,856)	(5,711)	(14,891)

Net cash used in investing activities	(214,397)	(40,460)	(16,692)
Financing activities:
Repayment of long-term debt	(100,000)	—	—
Proceeds from long-term debt	100,000
Premium paid on debt redemption	(1,875)	—	—
Payment of common stock dividends	(5,338)	—	—
Debt issuance costs	(1,917)	—	—
Proceeds from stock option exercises	—	756	294

Net cash (used in) provided by financing activities	(9,130)	756	294

Effect of exchange rate changes on cash and cash equivalents	22	(5)	7
Decrease in cash and cash equivalents	(102,127)	(11,586)	(28,532)
Cash and cash equivalents at beginning of year	307,172	318,758	347,290

Cash and cash equivalents at end of year	$205,045	$307,172	$318,758

See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Retained earnings	Common Stock- Shares	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance December 31, 2009	$94,215	21,302	$213	$239,617	$1,595	$335,640
Net loss	(27,006)	—	—	—	—	(27,006)
Currency translation	—	—	—	—	511	511
Postretirement transactions	—	—	—	—	(699)	(699)
Proceeds from stock options exercises	—	14	—	294	—	294
Tax deficiency related to stock option exercises	—	—	—	(34)	—	(34)
Purchase of fixed assets from affiliate	—	—	—	(930)	—	(930)

Balance December 31, 2010	$67,209	21,316	$213	$238,947	$1,407	$307,776

Net earnings	4,336	—	—	—	—	4,336
Currency translation	—	—	—	—	(285)	(285)
Postretirement transactions	—	—	—	—	(2,320)	(2,320)
Proceeds from stock options exercises	—	36	—	756	—	756
Tax deficiency related to stock option exercises	—	—	—	(94)	—	(94)

Balance December 31, 2011	$71,545	21,352	$213	$239,609	$(1,198)	$310,169

Net earnings	63,823	—	—	—	—	63,823
Currency translation	—	—	—	—	279	279
Postretirement transactions	—	—	—	—	(681)	(681)
Short-term investment transactions	—	—	—	—	1,213	1,213
Cash dividends declared	(5,338)	—	—	—	—	(5,338)

Balance December 31, 2012	$130,030	21,352	$213	$239,609	$(387)	$369,465

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012, 2011 and 2010

Note 1 – Description of the Business

American Railcar Industries, Inc. (a North Dakota corporation) and its wholly-owned subsidiaries (collectively the Company or ARI) manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI leases railcars manufactured by the Company to certain markets and provides railcar repair and maintenance services for railcar fleets. In addition, ARI provides railcar repair services, engineering and field services and fleet management for railcars owned by certain customers. Such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes and online service access.

The accompanying consolidated financial statements have been prepared by ARI and include the accounts of ARI and its direct and indirect wholly-owned subsidiaries; Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), American Railcar Mauritius I (ARM I), American Railcar Mauritius II (ARM II), ARI Fleet Services of Canada, Inc , ARI Longtrain, Inc. (Longtrain), and Longtrain Leasing I, LLC (Longtrain Leasing). From time to time, the Company makes investments through Longtrain. All intercompany transactions and balances have been eliminated.

Note 2 – Summary of Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at financial institutions in the U.S. that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 or the Securities Investor Protection Corporation (SIPC) up to $500,000, including a maximum of $100,000 for un-invested cash balances. Through December 31, 2012, the FDIC was providing unlimited coverage of noninterest-bearing checking or demand deposit accounts. The Company’s cash balances on deposit exceeded the insured limits by $163.2 million as of December 31, 2012. The Company has not experienced any losses on such amounts and believes it is not subject to significant risks related to cash.

Short-term investments

The Company has held investments in equity securities and classified them as available for sale, based upon whether it intended to hold the investment for the foreseeable future. Available for sale securities are reported at fair value on the Company’s consolidated balance sheets while unrealized holding gains and losses on available for sale securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss). When the available for sale securities are sold, the unrealized gains and losses are realized in the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities was based on specific identification.

When applicable, the Company evaluates its investments in unrealized loss positions for other-than-temporary impairment on an annual basis or whenever events or changes in circumstances indicated that the unit cost of the investment may not have been recoverable.

Derivative contracts or financial instruments

The Company has in the past entered into derivative contracts, specifically total return swap contracts and a foreign currency option contract. All derivative contracts, excluding those that qualify for exception, are recognized in the consolidated balance sheets at their fair value. In the past, the Company has not applied hedge accounting and accordingly, all realized and unrealized gains and losses on derivative contracts as a result of marking these contracts to market were reflected in its consolidated statements of operations. To the extent these derivatives are designated for hedge accounting, gains and losses that arise from marking these instruments to market are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets, to the extent effective, and are reclassified into earnings in the period during which the hedged transaction affects earnings. During the periods presented, the Company did not have any outstanding derivative contracts or financial instruments.

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

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis, and include the cost of materials, direct labor and manufacturing overhead. The Company allocates fixed production overheads to the costs of conversion based on the normal capacity of its production facilities. If any of the Company’s production facilities are operating below normal capacity, unallocated production overheads are recognized as a current period charge.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company has determined that there were no triggering events that required an assessment for impairment of long-lived assets, therefore no impairment charges were recognized during any of the years presented.

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

Debt issuance costs

Debt issuance costs were incurred in connection with ARI’s issuance of long-term debt as described in Note 11, and are amortized over the term of the related debt.

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually, on March 1, or as indicators of impairment are present. In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to goodwill that allows companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. The Company adopted the guidance in the first quarter of 2012. As a result, the Company performed the qualitative goodwill analysis for the current year. See Note 8 for further discussion on this analysis.

The annual review for impairment is performed by assessing qualitative factors to determine if any potential impairment exists. If the qualitative factors indicate that an impairment is more likely than not, or if indicators of impairment are present, then the Company would perform a detailed impairment test on the existing goodwill. The detailed test is performed by first comparing the carrying value of the reporting unit, including goodwill to its fair value. The fair value of the reporting unit is determined using a combination of methods including prices of comparable businesses using recent transactions involving businesses similar to the Company and a present value technique, referred to as the market and income approaches, respectively. If the fair value is determined to be less than the carrying value, a second step is performed to compute the amount of impairment, if any. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the net fair values of recognized and unrecognized assets and liabilities of the reporting unit. Assumptions relevant to the market and income approaches are discussed below.

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

Income Approach

The income approach considers the subject company’s future sales and earnings growth potential as the primary source of future cash flow. Using a five-year financial projection for the reporting unit, the Company estimates the discounted net cash flows to determine the fair value. Net cash flows consist of after-tax operating income, plus depreciation, less capital expenditures and working capital needs. The discounted net cash flow method considers a five-year projection of net cash flows and adds to those cash flows a residual value at the end of the projection period.

Significant estimates and assumptions used in the evaluation are forecasted revenues and profits, the weighted average cost of capital and tax rates. Forecasted revenues of the reporting unit are estimated based on historical trends of ARI’s plants that the reporting unit supplies parts to, which are driven by the railcar industry forecast. Forecasted margins are based on historical experience. The reporting unit does not have a selling, administrative or executive staff, therefore, an estimate of salaries and benefits for key employees are added to selling, general and administrative costs. The weighted average cost of capital is calculated using ARI’s estimated cost of equity and debt.

Investment in and loans to joint ventures

The Company uses the equity method to account for its investment in various joint ventures that it is partner to as described in Note 9. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment account. From time to time, the Company also makes loans to its joint ventures that are included in the investment account.

Income taxes

ARI accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of ARI’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. ARI regularly evaluates for recoverability of its deferred tax assets and establishes a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. The Company also records unrecognized tax positions, including potential interest and penalties. For further discussion of income taxes refer to Note 12.

Pension plans and other postretirement benefits

Certain ARI employees participate in noncontributory, defined benefit pension plans and a supplemental executive retirement plan. Benefits for the salaried employees are based on salary and years of service, while those for hourly employees are based on negotiated rates and years of service.

ARI also sponsors defined contribution retirement plans and health care plans covering certain employees. Benefit costs are accrued during the years employees render service. For further discussion of employee benefit plans refer to Note 13.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, amounts due to/from affiliates and accounts payable approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt is determined by the market close price and trading levels. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. For the fair value of the Company’s short-term investments, senior unsecured notes and investment in the pension plans’ assets refer to Note 3, Note 11 and Note 13, respectively.

Foreign currency translation

Balance sheet amounts from the Company’s Canadian operations are translated at the exchange rate effective at year-end and the statement of operations amounts are translated at the average rate of exchange prevailing during the year. Currency translation adjustments are included in stockholders’ equity as part of accumulated other comprehensive income (loss).

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net earnings, foreign currency translation, changes resulting from realized and unrealized gains and losses related to postretirement liability transactions and changes resulting from realized and unrealized gains and losses on short-term investments or derivative instruments for which hedge accounting is being applied. All components of comprehensive income (loss) are shown net of tax.

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

Use of estimates

ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include, but are not limited to, deferred taxes, workers’ compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets, goodwill impairment, share-based compensation fair values, the reserve for warranty claims and revenues recognized under the proportional performance method. Actual results could differ from those estimates.

Share-based compensation

The share-based compensation cost recorded for stock appreciation rights (SARs) is based on their fair value. For further discussion of share-based compensation refer to Note 16.

Reclassifications

Prior-period amounts for the new leasing segment, railcars on operating lease and investing cash flows related to our joint ventures have been reclassified to conform to the current year presentation. See Note 20 for further detail related to the segment reclassification. Other than these items, there have been no material reclassifications during the current period.

Note 3 – Short-term Investments – Available for Sale Securities

During January 2008, Longtrain purchased approximately 1.5 million shares of common stock in the open market of The Greenbrier Companies (Greenbrier) for $27.9 million. Subsequently, Longtrain sold a majority of the shares it owned. During the year ended December 31, 2010, the remaining approximately 0.4 million shares of common stock were sold for proceeds of $4.1 million and realized gains totaling $0.4 million.

Throughout the fourth quarter of 2012, Longtrain purchased approximately 2.7 million shares of Greenbrier common stock in the open market for $40.3 million. Approximately 1.9 million of these shares were sold prior to the end of the year for $31.5 million, resulting in a gain of $1.9 million that was recorded to other income during 2012.

As of December 31, 2012, the fair value of the remaining shares of Greenbrier that were held by the Company was $12.6 million and such shares were classified as a Level 1 fair value measurement as defined by U.S. GAAP and the fair value hierarchy. As of December 31, 2012, there were no indicators of impairment related to the remaining shares outstanding. See Note 18 for the amount of unrealized gain on the shares outstanding as of December 31, 2012.

Note 4 – Fair Value Measurements

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

Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	December 31,
	2012	2011
	(in thousands)
Accounts receivable, gross	$36,755	$34,272
Less allowance for doubtful accounts	(655)	(646)

Total accounts receivable, net	$36,100	$33,626

The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$646	$768	$677
Provision (Adjustment)	90	(22)	113
Write-offs	(87)	(100)	(22)
Recoveries	6	—	—

Ending balance	$655	$646	$768

Note 6 – Inventories, net

Inventories consist of the following:

	December 31,
	2012	2011
	(in thousands)
Raw materials	$72,244	$62,141
Work-in-process	15,877	26,731
Finished products	24,364	8,967

Total inventories	112,485	97,839
Less reserves	(2,410)	(2,012)

Total inventories, net	$110,075	$95,827

Inventory reserves consist of the following:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Beginning Balance	$2,012	$2,096	$1,926
Provision	735	47	1,254
Write-offs	(337)	(131)	(1,084)

Ending Balance	$2,410	$2,012	$2,096

Note 7 – Property, Plant and Equipment, net

The following table summarizes the components of property, plant and equipment, net:

	December 31,
	2012	2011
	(in thousands)
Operations/Corporate:
Buildings	$151,545	$149,597
Machinery and equipment	173,468	167,393
Land	3,335	3,335
Construction in process	12,156	2,752

	340,504	323,077
Less accumulated depreciation	(184,611)	(167,434)

Property, plant and equipment, net	$155,893	$155,643

Railcar Leasing:
Railcars on Lease	$225,992	$39,851
Less accumulated depreciation	(5,710)	(1,252)

Railcars on operating lease, net	$220,282	$38,599

Depreciation expense

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $23.9 million, $22.2 million and $23.6 million, respectively.

Capitalized interest

In conjunction with the interest costs incurred related to the senior unsecured notes offering and lease fleet financing described in Note 11, the Company began recording capitalized interest on certain property, plant and equipment capital projects. ARI also capitalizes interest related to the senior unsecured notes for investments made in equity method joint ventures but only for those investments made while the joint venture is in the development phase.

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

Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy. Depreciation expense for leased railcars for the years ended December 31, 2012, 2011 and 2010 was $4.4 million, $0.5 million and $0.3 million, respectively.

As of December 31, 2012, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

2013	$23,218
2014	22,599
2015	22,256
2016	21,412
2017	13,675
2018 and thereafter	23,368

Total	$126,528

Note 8 – Goodwill

On March 31, 2006, the Company acquired all of the common stock of Custom Steel, a subsidiary of Steel Technologies, Inc. Custom Steel produces value-added fabricated parts that primarily support the Company’s railcar manufacturing operations. The acquisition resulted in goodwill of $7.2 million. The results attributable to Custom Steel are included in the manufacturing operations segment.

The Company performed the annual qualitative assessment as of March 1, 2012 to determine whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. If ARI had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then the Company would have performed the first step of the two-step goodwill impairment test. In evaluating whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, the Company considered the following relevant factors:

•

The North American railcar market has been, and ARI expects it to continue to be highly cyclical. The railcar industry significantly improved in 2011, remains strong in 2012 and is forecasted by third parties to remain strong through at least 2014.

•	ARI is subject to regulation through various laws and regulations. No significant assessments have been made by the various regulatory agencies.

•	The railcar manufacturing industry has historically been extremely competitive. There are several competitors who have expanded their capabilities into new markets.

•	ARI saw a significant increase in railcar order activity in 2011 compared to 2010.

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

After assessing the above factors, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary. As of December 31, 2012, there have been no changes in circumstances that would more likely than not lower the estimated fair value below the carrying amount. Additionally, no impairment was recognized in any of the prior periods presented.

Note 9 – Investments in and Loans to Joint Ventures

As of December 31, 2012, the Company was party to three joint ventures: Ohio Castings LLC (Ohio Castings), Axis LLC (Axis) and Amtek Railcar Industries Private Limited (Amtek Railcar). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group. The Company has a wholly-owned subsidiary, ARM I that wholly-owns ARM II. Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar, a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture.

The Company accounts for these joint ventures using the equity method. Under this method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts. From time to time, the Company also makes loans to its joint ventures that are included in the investment account. The investment balance related to all three joint ventures is recorded within our manufacturing segment. The carrying amount of investments in and loans to joint ventures are as follows:

	December 31,
	2012	2011
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,022	$6,236
Axis	27,181	29,362
Amtek Railcar—India	10,333	9,524

Total investments in and loans to joint ventures	$44,536	$45,122

The maximum loss exposure as a result of investments in and loans to joint ventures are as follows:

December 31,
2012
(in thousands)
Maximum exposure to loss by joint venture
Ohio Castings—Investment exposure	$7,022
Axis—Loans, including accrued interest exposure	27,181
Amtek Railcar—India investment exposure	10,333

Total maximum exposure to loss due to joint ventures	$44,536

Ohio Castings

Ohio Castings produces railcar parts that are sold to one of the joint venture partners. The joint venture partner sells these parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at cost plus a licensing fee. The Company has been involved with this joint venture since 2003.

In June 2009, Ohio Castings temporarily idled its manufacturing facility due to the decline in the railcar industry. The facility remained idled until the third quarter of 2011 when the joint venture restarted production. During the year ended December 31, 2011, ARI made capital contributions totaling $2.1 million to Ohio Castings to fund the restart of production. The other two partners made matching contributions. In 2010, ARI made capital contributions to Ohio Castings totaling $0.6 million to fund expenses including debt payments during the temporary plant idling. The other two partners also made matching contributions. After a full year of production at the facility and operating at a profit, Ohio Castings repaid the remaining balance of its note payable to ARI and the other two partners during 2012.

The Company accounts for its investment in Ohio Castings using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Ohio Castings that most significantly impact its economic performance. The significant factors in this determination were that neither the Company nor Castings, has rights to the majority of returns, losses or votes, all major and strategic decisions are decided between the partners, and the risk of loss to Castings and the Company is limited to the Company’s investment through Castings.

See Note 19 for information regarding financial transactions among the Company, Ohio Castings and Castings.

Summary combined financial position information for Ohio Castings, the investee company, in total, is as follows:

	December 31,
	2012	2011
	(in thousands)
Financial position:
Current assets	$13,479	$12,800
Non-current assets	9,140	10,214

Total assets	22,619	23,014

Current liabilities	4,621	8,148
Non-current liabilities	—	494

Total liabilities	4,621	8,642
Members’ equity	17,998	14,372

Total liabilities and members’ equity	$22,619	$23,014

Summary combined financial results of operations for Ohio Castings, the investee company, in total, are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Results of operations:
Revenues	$74,687	$31,007	$—
Gross profit (loss)	$6,522	$(3,099)	$—
Net income (loss)	$3,627	$(3,054)	$(3,025)

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

During 2010, the executive committee of Axis issued a capital call. The minority partners elected not to participate in the capital call and ARI and the other initial partner equally contributed the necessary capital, which amounted to $0.5 million for each. The capital contributions were utilized to provide working capital. The partners’ ownership percentages were adjusted accordingly. Also in 2010, one of the minority partners sold its interest to the other initial partner. Although the other initial partner’s interest in Axis is greater than ARI’s as a result of the sale, the sale did not result in the other initial partner gaining a controlling interest in Axis.

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

The Axis Credit Agreement was amended on March 31, 2011. Under the amendment, the commitment to make term loans expired on December 31, 2011 and the commitment to make revolving loans expired on December 28, 2012. On March 30, 2012, the Axis Credit Agreement was further amended to delay the first payment on the term loans until September 30, 2012. Axis made this required payment but in the fourth quarter of 2012 before the second payment came due, the Axis Credit Agreement was further amended. This amendment delayed the next quarterly payment until March 31, 2013. Thereafter payments are due each fiscal quarter, with the last payment due on December 31, 2019.

Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement, as amended, is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable monthly. In accordance with the terms of the agreement as amended, Axis satisfied interest on the term loan by increasing the outstanding principal by the amount of interest that was otherwise due and payable in cash. Axis’ ability to satisfy the term loan interest by increasing the principal ceased on September 30, 2011.

The balance outstanding on these loans, including interest, due to ARI Component, was $35.7 million as of December 31, 2012 and was $37.1 million as of December 31, 2011.

ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2014. The other initial joint venture partner has indicated its intent to also fund the cash needs of Axis through loans and capital contributions through at least March 31, 2014.

The Company accounts for its investment in Axis using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that the Company and its wholly-owned subsidiary do not have the rights to the majority of votes or the rights to the majority of returns or losses, the executive committee and board of directors of the joint venture are comprised of one representative from each initial partner with equal voting rights and the risk of loss to the Company and subsidiary is limited to its investment in Axis and the loans due to the Company under the Axis Credit Agreement. The Company also considered the factors that most significantly impact Axis’ economic performance and determined that ARI does not have the power to individually direct the majority of those activities.

See Note 19 for information regarding financial transactions among the Company, ARI Component and Axis.

Summary combined financial position information for Axis, the investee company, in total, is as follows:

	December 31,
	2012	2011
	(in thousands)
Financial position:
Current assets	$7,121	$14,619
Non-current assets	45,378	52,465

Total assets	52,499	67,084

Current liabilities	16,563	31,319
Non-current liabilities	58,141	56,624

Total liabilities	74,704	87,943
Members’ deficit	(22,205)	(20,859)

Total liabilities and members’ equity	$52,499	$67,084

Summary combined financial results of operations for Axis, the investee company, in total, are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Results of operations:
Revenues	$59,303	$40,217	$18,926
Gross profit (loss)	$5,390	$(7,249)	$(8,808)
Income (Loss) before interest	$4,465	$(8,184)	$(9,772)
Net loss	$(1,345)	$(13,809)	$(15,022)

Revenues and net loss for Axis have improved as production volumes have increased and inefficiencies from the ramp up of production have decreased. The new railcar axle market closely follows the new railcar market, which has remained strong compared to prior years.

As of December 31, 2012, the investment in Axis was comprised entirely of ARI’s term loan, revolver and related accrued interest due from Axis. Based on the discussion above, this loan has been evaluated to currently be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.

Amtek Railcar

In June 2008, the Company, through ARM I and ARM II, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. In March 2010 and September 2012, respectively, the Company made a $9.8 million and $1.1 million equity contribution to Amtek Railcar. The cash contribution in 2012, which was matched by the other equity partner, was made to provide Amtek Railcar a more favorable liquidity position to better utilize its existing credit agreement. ARI’s ownership in this joint venture is 50.0%. Amtek Railcar has manufactured three prototype railcars. Accordingly, Amtek Railcar has not recorded any sales in the current year and is still considered a development stage entity.

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

Summary financial position for Amtek Railcar, the investee company, in total, are as follows:

	December 31,
	2012	2011
	(in thousands)
Financial position:
Current assets	$11,252	$4,061
Non-current assets	51,524	35,606

Total assets	62,776	39,667

Current liabilities	7,452	6,635
Non-current liabilities	41,247	19,095

Total liabilities	48,699	25,730
Stockholders’ equity	14,077	13,937

Total liabilities and stockholders’ equity	$62,776	$39,667

Summary combined financial results of operations for Amtek Railcar, the investee company, in total, are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Results of operations:
Revenues	$—	$—	$—
Gross loss	$—	$—	$—
Net loss	$(2,094)	$(1,905)	$(619)

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

Note 10 – Warranties

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

The overall change in the Company’s warranty reserve is reflected on the consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Liability, beginning of year	$930	$1,151	$1,094
Provision for warranties issued during the year, net of adjustments	1,318	1,098	1,003
Provision for warranties issued in previous years, net of adjustments	199	(466)	(208)
Warranty claims	(1,073)	(853)	(738)

Liability, end of year	$1,374	$930	$1,151

Note 11 – Long-term Debt

2007 Senior Unsecured Notes

In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes). The fair value of these Notes was $176.3 million and $275.0 million as of December 31, 2012 and 2011, respectively, based on the closing market price as of that date which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 4.

In September 2012, the Company redeemed $100.0 million of its Notes utilizing available cash on hand. In conjunction with the redemption, the Company incurred a $2.3 million loss, which is shown as loss on debt extinguishment on the onsolidated statements of operations. This charge consists of $1.9 million related to the premium the Company paid on the redemption as well as $0.4 million related to the accelerated write-off of a portion of deferred debt issuance costs. As of December 31, 2012, the outstanding principal balance of the Notes was $175.0 million.

The Notes bear a fixed interest rate of 7.5%, which is payable semi-annually in arrears on March 1 and September 1 until their maturity in 2014. On or after March 1, 2013, the Notes can be redeemed at par value plus any accrued and unpaid interest. The terms of the Notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict the Company’s ability to incur additional indebtedness and issue disqualified or preferred stock, become more restrictive if the Company’s fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. The Company was in compliance with all of its covenants under the Notes as of December 31, 2012.

2012 Lease Fleet Financing

In December, 2012, Longtrain Leasing entered into a senior secured delayed draw term loan facility (Term Loan) that is secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases, and certain other assets of Longtrain Leasing. The Term Loan provides for an initial draw at closing (Initial Draw) and allows for up to two additional draws. The first additional draw (First Draw) was required to occur on or before February 28, 2013 with the second additional draw to occur in March, April or May of 2013. The capacity of the Term Loan is limited to the lesser of $199.8 million or 75% of the Net Aggregate Equipment Value, as defined in the credit agreement and matures on February 27, 2018.

Upon closing, the Initial Draw was $98.4 million, net of fees and expenses. The fair value of the Term Loan was $100.0 million as of December 31, 2012 and is based upon estimates by various banks determined by trading levels on the date of measurement using a level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy. For definition and discussion of a Level 2 input for fair value measurement, refer to Note 4. As of December 31, 2012, the outstanding principal balance on the Term Loan, including the current portion, was $100.0 million.

The Term Loan bears interest at one-month LIBOR plus 2.5%, for a rate of 2.7% as of December 31, 2012, subject to an alternative fee as set forth in the credit agreement, and is payable on the 15th of each month (Payment Date). The interest rate increases by 2.0% following certain defaults. The Company is required to pay 3.33% of principal annually via monthly payments that are due on the Payment Date, commencing on March 15, 2013, with any remaining balance payable on the final scheduled maturity. The Term Loan may be prepaid at any time without premium or penalty, other than customary LIBOR breakage fees. The Term Loan contains restrictive covenants that limit Longtrain Leasing’s ability to, among other things, incur additional debt, issue additional equity, sell certain assets, grant certain liens on its assets, make certain restricted payments, acquisitions and investments, and enter into certain significant transactions with stockholders and affiliates. Additionally, the Term Loan requires Longtrain Leasing to comply with a Debt Service Coverage Ratio, as defined in the credit agreement, of 1.05 to 1.0, measured quarterly on a three-quarter trailing basis beginning on September 30, 2013, and subject to up to a 75 day cure period. Certain covenants, including those that restrict Longtrain Leasing’s ability to incur additional indebtedness and issue equity, become more restrictive if Longtrain Leasing’s debt service coverage ratio, as defined, is less than 1.2 to 1.0 on or after September 30, 2013.

The Term Loan also obligates Longtrain Leasing and ARI to maintain ARI’s separateness and to ensure that the collections from the railcars and railcar leases that secure the Term Loan are managed in accordance with the credit agreement. Additionally, ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain Leasing in good faith and without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease Longtrain Leasing’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the credit agreement) when they are not Eligible Units, subject to limitations on liability set forth in the credit agreement. The Company was in compliance with all of its covenants under the Term Loan as of December 31, 2012.

The Term Loan is secured by a first lien on substantially all assets of Longtrain Leasing, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. The Company is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain in good faith and without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease Longtrain’s equipment no less favorably than similar portfolios serviced by ARL and to repurchase or replace railcars that are reported as Eligible Units (as defined in the credit agreement related to the Term Loan) when they are not Eligible Units, subject to limitations on liability set forth in the credit agreement. As of December 31, 2012, the net book value of the railcars that were pledged as part of the Term Loan were $112.0 million. The future contractual minimum rental revenues related to the railcars pledged as of December 31, 2012 are as follows (in thousands).

2013	$12,170
2014	12,170
2015	11,965
2016	11,485
2017	6,597
2018 and thereafter	9,737

Total	$64,124

The remaining principal payments under existing debt agreements as of December 31, 2012 are as follows:

	Payments due by Period
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Senior Unsecured Notes	$—	$175,000	$—	$—	$—	$—
Term Loan	2,755	3,330	3,330	3,339	3,330	83,916
Total	$2,755	$178,330	$3,330	$3,339	$3,330	$83,916

Note 12 – Income Taxes

Income tax expense (benefit) consists of:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$1,217	$(3,556)	$(14,651)
State and local	3,551	803	213
Foreign	137	86	81

Total current	4,905	(2,667)	(14,357)
Deferred
Federal	32,458	5,761	1,209
State and local	4,643	734	(1,675)
Foreign	16	38	28

Total deferred	37,117	6,533	(438)

Total income tax expense (benefit)	$42,022	$3,866	$(14,795)

Income tax expense (benefit) attributable to earnings (loss) from operations differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35.0% to earnings (loss) from operations by the following amounts:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Computed income tax expense (benefit)	$37,046	$2,871	$(14,626)
State and local tax expense (benefit)	4,351	525	(1,357)
Expiration of stock options	0	756	—
Valuation allowance	0	(756)	756
Excludable loss from foreign joint venture	366	354	87
Tax credits, federal and state	3	(228)	(278)
Loss of domestic production activities deduction due to net operating loss carry back	—	—	641
Non-deductible items	127	(43)	(107)
Adjustments for uncertain tax positions	(14)	162	70
Other, net	143	225	19

Total income tax expense (benefit)	$42,022	$3,866	$(14,795)

	Years Ended December 31,
	2012	2011	2010
Computed income tax expense (benefit)	35.0%	35.0%	(35.0%)
State and local tax expense (benefit)	4.1%	6.4%	(3.2%)
Expiration of stock options	—	9.2%	—
Valuation allowance—stock options	—	(9.2%)	1.8%
Excludable loss from foreign joint venture	0.4%	4.3%	0.2%
Tax credits, federal and state	—	(2.8%)	(0.7%)
Loss of domestic production activities deduction due to net operating loss carry back	—	—	1.5%
Non-deductible items	0.1%	(0.5%)	(0.3%)
Adjustments for uncertain tax positions	—	2.0%	0.2%
Other, net	0.1%	2.7%	0.1%

Effective income tax rate	39.7%	47.1%	(35.4%)

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	December 31,
	2012	2011
	(in thousands)
Current deferred tax assets
Provisions not currently deductible	$4,002	$3,002
Tax credits and deferred revenues	—	39
Net operating loss —state	112	162

Total gross current deferred tax asset	4,114	3,203
Valuation allowance	—	—

Total current deferred tax asset	4,114	3,203

Non-current deferred tax assets
Provisions not currently deductible	4,046	3,206
Stock based compensation	2,739	3,138
Net operating loss carryforwards—federal and state	211	1,628
Tax credits—federal and state	—	1,480
Pensions and post retirement	4,229	4,084

Total gross non-current deferred tax asset	11,225	13,536
Valuation allowance	(1)	(2)

Total non-current deferred tax asset	11,224	13,534

Total deferred tax asset	$15,338	$16,737

Non-current deferred tax liabilities
Investment in joint ventures	$(3,256)	$(3,043)
Property, plant and equipment	(60,775)	(25,363)
Unrealized gain on financial instruments	(653)
Other	(6)	(50)

Total deferred tax liability	$(64,690)	$(28,456)

The net deferred tax asset (liability) is classified in the consolidated balance sheets as follows:

	December 31,
	2012	2011
	(in thousands)
Current deferred tax assets	$4,114	$3,203
Non-current deferred tax assets	11,224	13,534
Non-current deferred tax liability	(64,690)	(28,456)

Non-current deferred tax liability, net	(53,466)	(14,922)
Current deferred tax asset	4,114	3,203
Non-current deferred tax liability, net	(53,466)	(14,922)

Net deferred tax liability	$(49,352)	$(11,719)

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

ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative undistributed earnings of its Canadian subsidiary. Such undistributed earnings from ARI’s Canadian subsidiary have been included in consolidated retained earnings in the amount of $1.8 million and $1.5 million as of December 31, 2012 and 2011, respectively. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2012 and 2011 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant. ARI’s other foreign entity has losses and no positive earnings yet. However, ARI considers all of its foreign entities earnings to be permanently reinvested.

As of December 31, 2012, the Company had state net operating loss carry-forwards in the amount of $6.3 million, which expire between 2014 and 2031. In 2011, ARI had state net operating loss carryforwards of $27.5 million.

The Company also had federal net operating losses of $19.1 million, of which $15.6 million was carried back to a prior year’s taxable income. The federal net operating loss carry forward of $3.5 million was utilized in 2012. In 2012, the Company utilized all of its federal and state tax credits. In addition, no tax benefit has been provided on the losses associated with the Company’s Indian joint venture.

As of December 31, 2012, the Company’s gross unrecognized tax benefits were $1.7 million, of which $1.3 million, net of federal benefit on state matters, would impact the effective tax rate if reversed. As of December 31, 2011, the Company’s gross unrecognized tax benefits were $1.8 million, of which $1.3 million, net of federal benefit on state matters, would impact the effective tax rate if reversed.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$1,813	$1,607	$2,024
Increases in tax positions for prior years	34	154	110
Decreases in tax positions for prior years	—	—	(536)
Increases in tax positions for current year	611	52	9
Settlements	(704)	—	—
Expirations of statutes	(10)	—	—

Ending balance	$1,744	$1,813	$1,607

The Company accounts for interest expense and penalties related to income tax issues as income tax expense. The total amount of accrued interest included in the tax provision for both years ended December 31, 2012 and 2011 was $0.1 million and included less than $0.1 million of federal income tax benefits and penalties. The Company believes it is reasonably possible that within the next twelve months its unrecognized tax benefits could change up to $1.0 million as a result of the Company’s analysis of state tax filing requirements.

The statute of limitation on the Company’s 2008 federal income tax return is set to expire on April 14, 2013. The Company’s federal income tax returns for tax years 2009 and beyond remain subject to examination, with the latest statute expiring in September 2016. The statute of limitations on certain state income tax returns for 2008 remain open and subject to examination, with the latest statute expiring on November 15, 2013 while all state income tax returns for 2009 and beyond remain open to examination by various state taxing authorities, with the latest statute of limitations expiring on November 15, 2017. The Company’s foreign subsidiary’s income tax returns for the tax years 2008 and beyond remain open to examination by foreign tax authorities.

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

The Company also provides postretirement healthcare benefits for certain of its retired employees and life insurance benefits for certain of its union employees. Employees may become eligible for healthcare benefits, and union employees may become eligible for life insurance benefits, only if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. During 2009, the healthcare premium rates for postretirement healthcare to be paid by retirees were raised and the portion of those rates to be paid by the Company was reduced to zero. This change resulted in a decrease to the postretirement benefit liability of $2.8 million that was recorded to accumulated other comprehensive income (loss) as of December 31, 2009. This adjustment is being recognized over the remaining weighted-average service period of active plan participants. As a result of this plan change in 2009, our postretirement plan liability estimate does not assume a health care cost trend rate as the liability is not driven by health care costs.

The Company’s measurement date is December 31 and costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are currently expensed.

The change in benefit obligation, change in plan assets and the funded status is as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$22,568	$19,922	$106	$90
Service cost	191	317	1	1
Interest cost	934	1,015	4	5
Actuarial loss	1,951	2,552	9	19
Assumed administrative expenses	(190)	(180)	—	—
Benefits paid	(1,037)	(1,058)	(9)	(9)

Benefit obligation at December 31	$24,417	$22,568	$111	$106

Change in plan assets
Plan assets at January 1	$13,278	$13,194	$—	$—
Actual return on plan assets	1,723	122	—	—
Administrative expenses	(191)	(183)	—	—
Employer contributions	1,121	1,203	—	—
Benefits paid	(1,037)	(1,058)	—	—

Plan assets at fair value at December 31	$14,894	$13,278	$—	$—

Funded status
Benefit obligation in excess of plan assets at December 31	$(9,523)	$(9,291)	$(111)	$(106)

Amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
	(in thousands)
Accrued benefit liability—short term	$(112)	$(114)	$(4)	$(3)
Accrued benefit liability—long term	(9,411)	(9,177)	(107)	(103)

Net liability recognized at December 31	$(9,523)	$(9,291)	$(111)	$(106)

Net actuarial (loss) gain	$(9,117)	$(8,584)	$806	$894
Net prior service (cost) credit	(42)	(50)	2,089	2,480

Accumulated other comprehensive (loss) income pre-tax at December 31	$(9,159)	$(8,634)	$2,895	$3,374

The short-term liability has been reported on the consolidated balance sheets in accrued compensation.

The components of net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(in thousands)
Components of net periodic benefit cost
Service cost	$191	$316	$267	$1	$1	$1
Interest cost	934	1,015	1,025	4	5	5
Expected return on plan assets	(1,010)	(997)	(885)	—	—	—
Curtailment loss	—	—	57	—	—	—
Recognized actuarial loss (gain)	705	377	345	(80)	(90)	(100)
Amortization of prior service cost (gain)	8	7	7	(391)	(391)	(391)

Total net periodic benefit cost	$828	$718	$816	$(466)	$(475)	$(485)

The net actuarial loss (gain) that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit costs during the year ended December 31, 2013 is $0.8 million and ($0.5) million, respectively, for pension benefits and postretirement benefits.

Additional information

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2013	$1,059	$4
2014	1,070	4
2015	1,102	4
2016	1,130	5
2017	1,145	5
2018 and thereafter	6,705	31

Total	$12,211	$53

The Company expects to contribute $0.9 million to its pension and postretirement plans in 2013.

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

The decrease in the discount rates resulted in an increase in the benefit obligation, which will be amortized through actuarial losses. The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Discount rate	3.70%	4.25%	3.67%	4.18%

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.25%	5.25%	5.75%	4.18%	5.31%	5.31%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A

The Company’s pension plans’ asset valuation in the fair value hierarchy levels, discussed in detail in Note 4, along with the weighted average asset allocations as of December 31, 2012, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total	Percentage of Total
	(in thousands)
Asset Category
Cash and cash equivalents	$1,011	$—	$—	$1,011	7%
Equities
Large cap value equity	1,472	—	—	1,472	10%
Mid cap growth equity	298	—	—	298	2%
Mid cap value equity	306	—	—	306	2%
Small cap value equity	413	—	—	413	3%
Small cap growth equity	425		—	425	3%
International growth equity	473	—	—	473	3%
Funds
Large cap growth equity	—	1,560	—	1,560	10%
International value equity	530	—	—	530	4%
International markets core equity	933	—	—	933	6%
International small to mid cap	321	—	—	321	2%
Large cap enhanced core equity	—	1,701	—	1,701	11%
High yield	607	—	—	607	4%
Core bond	—	2,168	—	2,168	15%
International bond	282	—	—	282	2%
Fixed income	977	—	—	977	6%
Commodity	379	—	—	379	3%
Debt securities
US Treasury bonds	434	—	—	434	3%
Asset backed securities	—	604	—	604	4%

	$8,861	$6,033	$—	$14,894	100%

The Company’s pension plans’ asset valuation in the fair value hierarchy levels, along with the weighted average asset allocations as of December 31, 2011, by asset category, are as follows:

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

The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.9 million, $0.8 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 14 – Commitments and Contingencies

As of December 31, 2012, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows (in thousands):

2013	$1,508
2014	1,563
2015	1,548
2016	1,168
2017	1,010
2018 and thereafter	5,484

Total	$12,281

Total rent expense for the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $2.3 million and $2.1 million, respectively.

We have various agreements with and commitments to related parties. See Note 19 for further detail.

The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on the Company. Certain real property ARI acquired from ACF Industries LLC (ACF) in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, the chairman of ARI’s board of directors and, through IELP, its principal beneficial stockholder. Substantially all of the issues identified relate to the use of these properties prior to their transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its financial condition or results of operations.

ARI is a party to collective bargaining agreements with labor unions at two repair facilities that expire in January 2016 and September 2013. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that expires in April 2014.

On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against us in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that the Company was liable for an injury that resulted during the Plaintiff’s break on April 24, 2008. At the initial trial on April 9, 2012, the jury ruled in favor of the Plaintiff. After ARI appealed the initial ruling, the judge reduced the amount awarded to the Plaintiff, which was fully accrued at December 31, 2012. In January 2013, ARI filed an appeal related to the revised ruling.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.

Note 15 –Earnings (Loss) per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Years Ended December 31,
	2012	2011		2010
Weighted average common shares outstanding—basic	21,351,570	21,351,570		21,302,488
Dilutive effect of employee stock options	—	85	(1)	—	(2)

Weighted average common shares outstanding—diluted	21,351,570	21,351,655		21,302,488

(1)	Stock options to purchase 340,352 shares of common stock expired unexercised on January 19, 2011. Refer to Note 16 for further discussion of these stock options.

(2)	Stock options to purchase 376,353 shares of common stock were not included in the calculation of diluted loss per share for the year ended December 31, 2010. These options were excluded as the exercise price exceeded the average market price and because ARI reported a net loss for 2010. Refer to Note 16 for further discussion of these stock options.

Note 16 – Share-based Compensation

The Company accounts for share-based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan) based on the fair values calculated using the Monte Carlo and Black-Scholes-Merton (Black-Scholes) option-pricing formulas. Share-based compensation is expensed using a graded vesting method over the vesting period of the instrument. The fair value of the liability associated with share-based compensation is based on the components used to calculate the Black-Scholes value, including the Company’s closing market price, as of that date and is considered a Level 2 input. For definition and discussion of a Level 2 input for fair value measurement, refer to Note 4.

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

The following table presents the amounts for share-based compensation expense incurred by ARI, all related to the Company’s SARs awards, and the corresponding line items on the consolidated statements of operations that they are recorded within:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Share-based compensation expense:
Cost of revenues: manufacturing operations	$899	$697	$1,190
Cost of revenues: railcar services	171	105	202
Selling, general and administrative	3,598	2,736	3,966

Total share-based compensation expense	$4,668	$3,537	$5,358

Income tax benefits related to share-based compensation arrangements were $2.3 million, $1.3 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock options

In January 2006, on the date of the initial public offering, the Company granted options to purchase 484,876 shares of common stock under the 2005 Plan. In January 2011, 340,352 stock options expired unexercised. A valuation allowance of $0.8 million was recorded as of December 31, 2010 related to the expiration of these options in January 2011.

No stock options were granted in 2012, 2011 or 2010. As of December 31, 2012, an aggregate of 855,476 shares were available for issuance in connection with future equity instrument grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The 1,000,000 shares covered by the Plan were registered for issuance to the public with the Securities Exchange Commission (SEC) on a Form S-8 on August 16, 2006.

Options to purchase 36,001 shares and 14,000 shares of the Company’s common stock were exercised during the years ended December 31, 2011 and 2010, respectively. The total intrinsic value of options exercised during both years ended December 31, 2011 and 2010, was less than $0.1 million. All stock options fully vested in January 2009 and expired in January 2011. As such, the Company did not recognize any compensation expense related to stock options during the years ended December 31, 2012, 2011 and 2010.

The following is a summary of option activity under the 2005 Plan:

	Shares Covered by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant-date Fair Value of Options Granted	Aggregate Intrinsic Value ($000)
Outstanding and exercisable at the end of the period, December 31, 2010	376,353	$21.00
Exercised	(36,001)	$21.00
Expired	(340,352)	$21.00

Outstanding and exercisable at the end of the period, December 31, 2011 and 2012	—	$—	—	$—	$—

Stock appreciation rights

The compensation committee of the Company’s board of directors granted awards of SARs to certain employees pursuant to the 2005 Plan during April 2007, April 2008, September 2008, March 2009, March 2010, May 2011 and February 2012. On May 14, 2010, ARI completed an exchange offer and exchanged 190,200 eligible SARs granted on April 4, 2007 at an exercise price per SAR of $29.49 for 95,100 SARs granted on May 14, 2010 at an exercise price per SAR of $14.12. This exchange was accounted for as a modification of a liability award in accordance with U.S. GAAP. The SARs that were exchanged from the 2007 grant were treated as being cancelled with the grant on May 14, 2010 taking its place. This resulted in a net effect of $0.3 million of SARs compensation income in 2010.

All of the SARs granted in 2007 that were not exchanged, 196,900 of the SARs granted in 2008 and 212,850 of the SARs granted in 2009 vest in 25.0% increments on the first, second, third and fourth anniversaries of the grant date. The SARs granted in March and May 2010 and 89,600 of the SARs granted in 2012 vest in three equal increments on the first, second and third anniversaries of the grant date. Each holder must remain employed by the Company through each such date in order to vest in the corresponding number of SARs.

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

The fair value of all unexercised SARs is determined at each reporting period under the Monte Carlo and Black-Scholes option pricing methodologies based on the inputs in the table below, which project that the specific performance target for applicable grants will be fully met. The fair value of the SARs is expensed on a graded vesting basis over the vesting period, which is in equal increments on the respective anniversaries of the grant date. Changes in the fair value of vested SARs are expensed in the period of change. The following table provides an analysis of SARs granted in 2012, 2011, 2010, 2009, 2008 and 2007 and assumptions that were used as of December 31, 2012 in the Black-Scholes option-pricing model:

	Grant Date
	2/24/2012	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008	4/4/2007
SARs outstanding at December 31, 2012	197,900	191,922	102,833	85,625	14,612	4,500
Vested & Exercisable	—	38,499	50,839	12,851	14,612	4,500
Vesting period	3 years	3 years	4 years	4 years	4 years	4 years
Expiration Dates	2/24/2019	5/9/2018	3/31/2017 & 5/14/2017	3/3/2016	4/28/2015	4/4/2014
Weighted average exercise price	$29.31	$24.45	$12.92	$6.71	$20.88	$29.49
Expected volatility range	60.1% - 61.8%	59.6% - 61.0%	58.0% - 59.6%	59.0%	47.1%	47.1%
Expected life range (in years)	3.1 - 4.1	2.7 - 3.3	2.1 - 2.3	1.6 - 1.7	1.2	0.7
Risk-free interest rate range	0.4% - 0.7%	0.4%	0.3%	0.3%	0.2%	0.2%
Expected Dividend yield	3.2%	3.2%	3.2%	3.2%	3.2%	3.2%
Forfeiture Rate on unvested SARs	2.0%	2.0%	2.0%	2.0%	0.0%	0.0%

The stock volatility rate was determined using the historical volatility rates of the Company’s common stock over the same period as the expected life of each grant. The expected life ranges represent the use of the simplified method prescribed by the SEC due to inadequate exercise activity for the Company’s SARs. The simplified method uses the average of the vesting period and expiration period of each group of SARs that vest equally over a three or four-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant. The expected dividend yield was determined using the most recent quarter’s dividend. The forfeiture rate was based on a Company estimate of expected forfeitures over the contractual life of each grant for each period.

The following is a summary of SARs activity under the 2005 Plan:

	Stock Appreciation Rights (SARs)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of SARs	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	788,550	$18.13
Granted	236,750	$12.95
Cancelled/Forfeited (1)	(295,022)
Exercised	(18,925)

Outstanding at December 31, 2010	711,353	$12.68

Granted	242,041	$24.45
Cancelled/Forfeited (1)	(22,720)
Exercised	(124,764)

Outstanding at December 31, 2011	805,910	$16.35

Granted	197,900	$29.31
Cancelled/Forfeited	(15,760)
Exercised	(390,658)

Outstanding at December 31, 2012	597,392	$21.54	60 months	$15.04	$6,085

Exercisable at December 31, 2012	121,301	$17.32	50 months	$15.93	$1,748

(1)	Of the SARs granted in 2008, 13,123 and 13,122 were forfeited in 2011 and 2010, respectively, due to the closing price of the Company’s common stock not achieving a specified price target for twenty trading days during any sixty day trading day period.

As of December 31, 2012, unrecognized compensation costs related to the unvested portion of SARs were $1.8 million and are expected to be recognized over a period of 20 months.

Note 17 – Shareholders’ Equity

On December 24, 2012, the Company paid a cash dividend of $0.25 per share of common stock, or $5.3 million. No other dividends were paid by the company in any periods presented.

Note 18 – Accumulated Other Comprehensive Income (Loss)

The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
			(In thousands)
Balance December 31, 2009	$—	$1,057	538	$1,595
Currency translation	—	511	—	511
Minimum pension liability re-valuation, net of tax effect of $243	—	—	(393)	(393)
Amortization of net actuarial gain, net of tax effect of $189	—	—	(306)	(306)

Balance December 31, 2010	$—	$1,568	(161)	$1,407

Currency translation	—	(285)	—	(285)
Minimum pension liability re-valuation, net of tax effect of $1,285	—	—	(2,014)	(2,014)
Amortization of net actuarial gain, net of tax effect of $189	—	—	(306)	(306)

Balance December 31, 2011	$—	$1,283	(2,481)	$(1,198)

Currency translation	—	279	—	279
Minimum pension liability re-valuation, net of tax effect of $335	—	—	(375)	(375)
Amortization of net actuarial gain, net of tax effect of $189	—	—	(306)	(306)
Unrealized gain on Available for Sale Securities, net of tax effect of $654	1,213	—	—	1,213

Balance December 31, 2012	$1,213	$1,562	(3,162)	$(387)

Note 19 – Related Party Transactions

Agreements with ACF

The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Manufacturing services agreement

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. For the years ended December 31, 2012, 2011 and 2010, ARI purchased inventory of less than $0.1 million, less than $0.1 million and $1.1 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

Supply agreement

Under a supply agreement entered into in 1994, the Company agreed to manufacture and sell to ACF specified components at cost plus mark-up or on terms not less favorable than the terms on which the Company sold the same products to third parties. No revenue was recorded from ACF for any periods presented.

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

For the years ended December 31, 2012, 2011 and 2010, revenues of $21.4 million, $24.7 million and $15.0 million were recorded under these agreements, respectively. Such amounts are included under railcar services revenues from affiliates on the consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms were no less favorable than those terms that could have been obtained from an independent third party.

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

Total fees paid to ARL were $0.6 million for the year ended December 31, 2010. The fees paid to ARL are included in selling, general and administrative costs to affiliates on the consolidated statements of operations.

Railcar orders

The Company has from time to time manufactured and sold railcars to ARL under long-term agreements as well as on a purchase order basis. Revenues for railcars sold to ARL were $45.1 million, $1.2 million and $81.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. In the third quarter of 2012, all unfilled purchase orders previously placed by ARL were assigned to AEP Leasing LLC (AEP), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Revenues for railcars sold to ARL are included in manufacturing revenues from affiliates on the consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order, have been and will be subject to the approval or review by the Company’s audit committee.

Railcar management agreements

On February 29, 2012, the Company entered into a Railcar Management Agreement (the Railcar Management Agreement) with ARL, pursuant to which the Company engaged ARL to sell or lease ARI’s railcars in certain markets, subject to the terms and conditions of the Railcar Management Agreement. The Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties. In December of 2012, Longtrain Leasing entered into a similar agreement with ARL with a term of five years.

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

For the years ended December 31, 2012 and 2011, total fees incurred were $1.4 million and $0.1 million, respectively. Such amounts are included in cost of revenues for railcar leasing on the consolidated statements of operations. For the years ended December 31, 2011, total sales commissions incurred were $0.2 million, which was included in selling, general and administrative expenses within the manufacturing segment.

Agreement with AEP

The Company has the following agreement with AEP, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Railcar orders

As discussed above, in the third quarter 2012, the Company began manufacturing and selling railcars to AEP on a purchase order basis, following the assignment to AEP all unfilled purchase orders previously placed by ARL. Revenues from railcars sold to AEP were $58.5 million for the year ended December 31, 2012. Revenues from railcars sold to AEP are included in manufacturing revenues from affiliates on the consolidated statements of operations. The terms and pricing on sales to related parties are no less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the Company’s audit committee.

Agreements with other related parties

In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million, bearing interest at a rate of 4.0% with a maturity date of August 2009. During 2011, the joint venture partners renegotiated the terms of the notes extending the term into the fourth quarter of 2012. Total amounts due from Ohio Castings under this note were $0.5 million as of December 31, 2011. Accrued interest on this note as of December 31, 2011 was less than $0.1 million. The other partners in the joint venture made identical loans to Ohio Castings. The remainder of the note was repaid during 2012.

The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The balance outstanding on these loans, due to ARI Component, was $35.7 million and $37.1 million as of December 31, 2012 and 2011, respectively. See Note 9 for further information regarding this transaction and the terms of the underlying loan.

Effective January 1, 2010, ARI entered into a services agreement with a term of one year to provide Axis accounting, tax, human resources and purchasing assistance for an annual fee of $0.3 million, payable in equal monthly installments. This agreement had an initial term of one year and automatically renews for additional one-year periods unless written notice is received from either party.

In July 2007, ARI entered into an agreement with its joint venture, Axis, to purchase new railcar axles from the joint venture. The Company has no minimum volume purchase requirements under this agreement.

Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the board of directors and became a consultant to the Company. In exchange for these services, Mr. Unger received an annual consulting fee of $135,000 and an annual director fee of $65,000 that were both payable quarterly, in advance. The Company also agreed to provide Mr. Unger with an automobile allowance related to his role as vice chairman. Mr. Unger’s consulting agreement terminated in accordance with its terms as of April 1, 2010. In his role as consultant, Mr. Unger reported to and served at the discretion of the Company’s board of directors. Mr. Unger continues in his role as vice chairman in connection with which he is provided an annual director fee of $65,000.

The Company leases one of its parts manufacturing facilities from an entity owned by its vice chairman of the board of directors. Expenses paid for this facility were $0.4 million for all the years ended December 31, 2012, 2011 and 2010. These costs are included in cost of revenues from manufacturing on the consolidated statements of operations. The Company is required to pay all tax increases assessed or levied upon the property and the cost of the utilities, as well as repair and maintain the facility. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease were no less favorable than those terms that could have been obtained from an independent third party.

On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by the vice chairman of the board of directors. The lease is for ARI’s headquarters location in St. Charles, Missouri, that it previously leased through ARL under a services agreement with ARL, which expired December 31, 2010. The term under the new lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.6 million for the year ended December 31, 2012 and 2011. These fees are included in selling, general and administrative expenses on the consolidated statements of operations as costs to a related party.

In June 2011, ARI entered into a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP the Company’s principal beneficial stockholder. In November 2012, a new agreement was signed with an initial term of 3 years. After the initial term, the agreement automatically renews until terminated in accordance with the provisions. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement was approved by the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those that would have been obtained from an independent third party. For the year ended December 31, 2012 and 2011, MWR collected scrap material totaling $8.6 million and $3.3 million, respectively.

Icahn Sourcing, LLC (“Icahn Sourcing”), is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2012. The Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement in 2012.

In December, 2012, Icahn Sourcing advised ARI that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, ARI acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. A number of other entities with which Carl Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses in 2013.

Financial information for transactions with related parties

Cost of revenues for manufacturing operations for the years ended December 31, 2012, 2011 and 2010 included $83.5 million, $24.7 million and $5.2 million, respectively, in railcar products produced by joint ventures.

Inventory as of December 31, 2012 and 2011, included $3.3 million and $1.7 million of materials produced by joint ventures. As of December 31, 2012 and 2011, all profit from related parties for inventory still on hand was eliminated.

Note 20 – Operating Segments and Sales, Geographic and Credit Concentrations

ARI operates in three reportable segments: manufacturing, railcar leasing and railcar services. These reportable segments are organized based upon a combination of the products and services offered. Performance is evaluated based on revenues and segment earnings (loss) from operations. Intersegment revenues are accounted for as if sales were to third parties. The information in the following table is derived from the segments’ internal financial reports used by the Company’s management for purposes of assessing segment performance and for making decisions about allocation of resources.

	Revenues			Earnings (Loss) from Operations			Capital Expenditures	Depreciation & Amortization
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
For the Year Ended December, 2012
Manufacturing	$633,547	$219,499	$853,046	$120,623	$35,362	$155,985	$16,856	$15,239
Railcar Leasing	13,444	—	13,444	7,371	29	7,400	185,918	4,424
Railcar Services	64,732	495	65,227	10,718	(99)	10,619	965	2,903
Corporate	—	—	—	(17,292)	—	(17,292)	2,141	2,244
Eliminations	—	(219,994)	(219,994)	—	(35,292)	(35,292)	—	—

Total Consolidated	$711,723	$—	$711,723	$121,420	$—	$121,420	$205,880	$24,810

For the Year Ended December, 2011
Manufacturing	$453,092	$35,658	$488,750	$36,075	$4,860	$40,935	$2,743	$17,660
Railcar Leasing	1,075	—	1,075	239	20	259	29,444	505
Railcar Services	65,218	285	65,503	12,476	19	12,495	987	2,851
Corporate	—	—	—	(16,041)	—	(16,041)	2,472	1,850
Eliminations	—	(35,943)	(35,943)	—	(4,899)	(4,899)	—	—

Total Consolidated	$519,385	$—	$519,385	$32,749	$—	$32,749	$35,646	$22,866

For the Year Ended December, 2010
Manufacturing	$205,331	$998	$206,329	$(10,168)	$249	$(9,919)	$3,753	$19,256
Railcar Leasing	763	—	763	383	—	383	—	347
Railcar Services	67,469	281	67,750	10,908	26	10,934	2,084	2,816
Corporate	—	—	—	(17,773)	—	(17,773)	307	1,877
Eliminations	—	(1,279)	(1,279)	—	(275)	(275)	—	—

Total Consolidated	$273,563	$—	$273,563	$(16,650)	$—	$(16,650)	$6,144	$24,296

Total Assets

	December 31,
	2012	2011	2010
	(in thousands)
Manufacturing	$329,346	$311,656	$272,138
Railcar Leasing	263,228	46,073	9,641
Railcar Services	49,060	47,408	49,133
Corporate	168,124	298,633	323,455

Total Consolidated	$809,758	$703,770	$654,367

Geographic Concentrations

The Company’s operations are located in the United States and Canada. The Company operates a railcar repair facility in Sarnia, Ontario, Canada. Canadian revenues were 0.9%, 1.2% and 2.0% of total consolidated revenues for 2012, 2011 and 2010, respectively. Canadian assets were 1.6% and 1.7% of total consolidated assets as of December 31, 2012 and 2011, respectively. In addition, the Company’s subsidiaries ARM I and ARM II are located in Mauritius, through which the Company holds a 50% interest in an Indian joint venture. Refer to Note 9 for further information. Assets held by ARM I and ARM II were 1.1% and 1.2% of total consolidated assets as of December 31, 2012 and 2011, respectively.

Manufacturing Segment

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

Manufacturing revenues from affiliates were 14.5%, 29.9% and 24.8% of total consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues were 49.4%, 45.3% and 41.9% for each respective year ended December 31, 2012, 2011 and 2010.

Manufacturing receivables from customers that accounted for more than 10% of total consolidated accounts receivable were 35.1% and 31.0% of total consolidated accounts receivable, respectively, as of December 31, 2012 and 2011.

Railcar Leasing Segment

Railcar leasing consists of railcars manufactured by the Company and leased to third parties under operating leases. Although the Company began expanding its railcar leasing activity during 2011, such activity was not required to be reported as a separate segment until March 31, 2012, when it met the asset test as required by authoritative guidance. Accordingly, in 2012 we separately presented the results of the leasing business, which had previously been reported in the Manufacturing segment. To maintain comparability, prior periods have been restated to separately present the leasing segment’s results. Earnings (loss) from operations for railcar leasing include an allocation of selling, general and administrative costs and also reflect origination fees paid to ARL associated with originating the lease to the Company’s leasing customers. The origination fees represent a percentage of the revenues from the lease over its initial term and are paid up front.

There were no railcar leasing revenues from affiliates for the years ended December 31, 2012, 2011 or 2010. No single railcar leasing customer accounted for more than 10.0% of total consolidated revenues for the years ended December 31, 2012, 2011 or 2010. No single railcar leasing customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2012 or 2011.

Railcar Services Segment

Railcar services consist of railcar repair services, engineering and field services, and fleet management services. Earnings (loss) from operations for railcar services include an allocation of selling, general and administrative costs.

Railcar services revenues from affiliates were 3.0%, 4.8% and 5.5% of total consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively. No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the years ended December 31, 2012, 2011 and 2010. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of December 31, 2012 and 2011.

Note 21 — Consulting Contracts

During the first quarter of 2011, the Company entered into a technology services consulting agreement with SDS-Altaiwagon, a Russian railcar builder, to design a railcar for general service in Russia for a total contract price of $1.5 million. The technology services consulting agreement was completed in the first quarter of 2012.

During the second quarter of 2011, the Company entered into a consulting agreement with the Indian Railways Research Designs and Standards Organization to design and develop certain railcars for service in India for a total contract price of $9.6 million. The consulting agreement is expected to continue through 2016.

For the years ended December 31, 2012 and 2011, revenues of $1.8 million and $2.7 million were recorded under these two consulting agreements, respectively. As of December 31, 2012 and 2011, unbilled revenues of $2.1 million and $1.3 million were due from the RDSO agreements.

Note 22 – Supplemental Cash Flow Information

ARI received interest income of $3.3 million, $3.5 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ARI paid interest expense, net of capitalized interest, of $20.5 million, $20.6 million and $20.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ARI received net tax refunds of $0.8, $14.4 and $1.1 million for the years ended December 31, 2012, 2011 and 2010.

ARI paid $5.8 million, $2.0 million and $0.2 million to employees related to SARs exercises during the years ended December 31, 2012, 2011 and 2010, respectively.

In conjunction with our lease fleet financing as discussed in Note 11, the Company had $0.4 million of deferred debt issuance costs accrued and unpaid at December 31, 2012 in accrued expenses and taxes.

Note 23 – Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter	Year to Date
	(in thousands, except per share data)
2012
Revenues	$181,599	$154,214	$168,230	$207,680	$711,723
Gross profit	30,369	33,424	36,698	$47,860	148,351
Net earnings	12,004	13,361	14,010	$24,448	63,823
Net earning per common share-bassic and diluted	$0.56	$0.63	$0.66	$1.14	$2.99

	First quarter	Second quarter	Third quarter	Fourth quarter	Year to Date
	(in thousands, except per share data)
2011
Revenues	$84,843	$111,913	$125,784	$196,845	$519,385
Gross profit	4,944	13,256	14,955	24,641	57,796
Net earnings (loss)	(5,329)	569	4,026	5,070	4,336
Net earnings (loss) per common share-basic and diluted	$(0.25)	$0.03	$0.19	$0.24	$0.20

Note 24 – Subsequent Events

In January 2013, we entered into a purchasing and engineering services agreement and license with ACF. Under this agreement, ARI will provide purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility. Additionally, ARI will provide certain other intellectual property related to certain tank railcars required to manufacture and sell those tank railcars. ARI will receive a license fee for any railcars shipped from ACF’s facility and will receive a share of the net profits (as defined in the agreement), if any, but will not absorb any losses incurred by ACF. Under the agreement, given the Company’s strong backlog for tank railcars through early 2014, ACF will have the exclusive right to manufacture and sell specified tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI shall have the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through December 31, 2014. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog. Subject to certain early termination events, the agreement shall terminate on December 31, 2014.

During January 2013, ARI sold its remaining approximately 0.8 million shares of Greenbrier for $12.7 million, resulting in a gain of $2.0 million in 2013. After this sale, ARI owns no remaining shares of Greenbrier.

On February 19, 2013, the Board of Directors of the Company declared a cash dividend of $0.25 per share of common stock of the Company to shareholders of record as of March 18, 2013 that will be paid on March 28, 2013.

During February 2013, ARI made a second draw of $50.0 million under its lease fleet financing, resulting in net proceeds received of $49.8 million. After this draw, availability under the lease fleet financing is up to $49.8 million

On March 1, 2013, we completed a voluntary redemption of the remaining $175.0 million of Notes outstanding at par, plus any accrued and unpaid interest.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Grant Thornton, LLP, the independent registered public accounting firm, who also audited our consolidated financial statements. Grant Thornton’s attestation report on our internal control over financial reporting is included herein.

Item 9B: Other Information

Not Applicable

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

The additional information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders (2013 Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 11: Executive Compensation

Information required by this item is incorporated by reference to our 2013 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to our 2013 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to our 2013 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14: Principal Accounting Fees and Services

Information required by this item is incorporated by reference to our 2013 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

American Railcar Industries, Inc.

Date: March 12, 2013	By:	/s/ James Cowan
	Name:	James Cowan
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James Cowan	President and Chief Executive Officer (principal executive officer)	March 12, 2013
Name: James Cowan

/s/ Dale C. Davies	Senior Vice President, Chief Financial Officer (principal financial officer) and Treasurer	March 12, 2013
Name: Dale C. Davies

/s/ Michael E. Vaughn	Vice President and Corporate Controller (principal accounting officer)	March 12, 2013
Name: Michael E. Vaughn

/s/ James J. Unger	Vice Chairman of our Board of Directors	March 12, 2013
Name: James J. Unger

/s/ Samuel Merksamer	Director	March 12, 2013
Name: Samuel Merksamer

/s/ SungHwan Cho	Director	March 12, 2013
Name: SungHwan Cho

/s/ James Pontious	Director	March 12, 2013
Name: James Pontious

/s/ J. Mike Laisure	Director	March 12, 2013
Name: J. Mike Laisure

/s/ Brett Icahn	Director	March 12, 2013
Name: Brett Icahn

/s/ Harold First	Director	March 12, 2013
Name: Harold First

/s/ Hunter Gary	Director	March 12, 2013
Name: Hunter Gary

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between American Railcar Industries, Inc. (Missouri) and American Railcar Industries, Inc. (Delaware) (incorporated by reference to Exhibit 2.1 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

2.2	Stock Purchase Agreement dated March 24, 2006 between Steel Technologies, Inc. and ARI Acquisition Sub joined in by American Railcar Industries (incorporated by reference to Exhibit 2.2 to ARI’s Current Report on Form 8-K, filed with the SEC on March 28, 2006).

2.3	Agreement and Plan of Merger between American Railcar Industries, Inc., a Delaware corporation, and American Railcar Industries, Inc., a North Dakota corporation, (incorporated by reference to Exhibit 2.1 to ARI’s Current Report on Form 8-K, filed with the SEC on June 30, 2009).

3.1	Amended and Restated Articles of Incorporation of American Railcar Industries, Inc., a North Dakota corporation (incorporated by reference to Exhibit 3.1 to ARI’s Current Report on Form 8-K, filed with the SEC on June 30, 2009).

3.2	Bylaws of American Railcar Industries, Inc., a North Dakota corporation (incorporated by reference to Exhibit 3.2 to ARI’s Current Report on Form 8-K, filed with the SEC on June 30, 2009).

4.1	Specimen Common Stock Certificate of American Railcar Industries, Inc., a North Dakota corporation (incorporated by reference to Exhibit 4.2 to ARI’s Current Report on Form 8-K, filed with the SEC on June 30, 2009).

4.2	Indenture (Including the form of note), Dated as of February 28, 2007 (incorporated by reference to Exhibit 4.2 to ARI’s Current Report on Form 8-K, filed with the SEC on March 1, 2007).

4.3	First Supplemental Indenture, Dated as of June 30, 2009 (incorporated by reference to Exhibit 4.1 to ARI’s Current Report on Form 8-K, filed with the SEC of June 30, 2009).

9.1	Voting Agreement dated as of December 8, 2005 by and between MODAL LLC and the Foundation for a Greater Opportunity (incorporated by reference to Exhibit 9.1 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.1	Asset Transfer Agreement dated as of October 1, 1994 by and among ACF Industries, Incorporated, American Railcar Industries, Inc. and Carl Icahn (incorporated by reference to Exhibit 10.1 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.2	License Agreement dated as of October 1, 1994 by and between ACF Industries, Incorporated and American Railcar Industries, Inc. as Licensee (incorporated by reference to Exhibit 10.2 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.3	License Agreement dated as of October 1, 1994 by and between American Railcar Industries, Inc. and ACF Industries, Incorporated as Licensee (incorporated by reference to Exhibit 10.3 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.4	Manufacturing Services Agreement dated as of October 1, 1994 between ACF Industries, Incorporated and American Railcar Industries, Inc., as ratified and amended on June 30, 2005 (incorporated by reference to Exhibit 10.4 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.5	Business Consultation Agreement for Engineering Services between ACF Industries LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.7 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.6	Amended and Restated Services Agreement dated as of June 30, 2005 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.12 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.7	Indenture of Lease between St. Charles Properties and ACF Industries, Incorporated for the property located at Clark and Second Streets, St. Charles, MO, dated March 1, 2001 together with the Assignment and Assumption of Lease dated April 1, 2005 among ACF Industries LLC (as successor to ACF Industries, Incorporated), American Railcar Industries, Inc. and St. Charles Properties (incorporated by reference to Exhibit 10.13 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.8	Assignment and Assumption, Novation and Release dated as of June 30, 2005 by and between ACF Industries Holding, Inc., American Railcar Industries, Inc., Gunderson Specialty Products, Inc., Gunderson, Inc., Castings, LLC, ASF-Keystone, Inc., Amsted Industries Incorporation and Ohio Castings Company, LLC (incorporated by reference to Exhibit 10.22 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.9	Ohio Castings Company, LLC Amended and Restated Limited Liability Company Agreement, dated as of June 20, 2003 (incorporated by reference to Exhibit 10.25 to ARI’s Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.10	Employee Benefit Plan Agreement dated as of December 1, 2005 between American Railcar Industries, Inc. and ACF Industries LLC (incorporated by reference to Exhibit 10.31 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.11	Trademark License Agreement dated as of June 30, 2005 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.32 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.12	Summary Plan Description of Executive Survivor Insurance Plan Program of Insurance Benefits for Salaried Employees of American Railcar Industries, Inc (incorporated by reference to Exhibit 10.33 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006).

10.13	Supplemental Executive Retirement Plan of American Railcar Industries, Inc (incorporated by reference to Exhibit 10.34 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

10.14	American Railcar, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.36 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.15	Form of Option Agreement, as amended, under American Railcar Industries, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.37 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.16	American Railcar Industries, Inc. 2005 Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).

10.17	Purchase and Sale Agreement dated March 31, 2006 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.39 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006).†

10.18	Purchase and Sale Agreement dated September 19, 2006 between American Railcar Leasing LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.41 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).†

10.19	Wheel Set Component and Finished Wheel Set Storage Agreement dated November 13, 2006 between ACF Industries LLC and American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.42 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006).

10.20	Registration Rights Agreement, dated February 28, 2007 (incorporated by reference to Exhibit 10.44 to ARI’s Current Report on Form 8-K, filed with the SEC on March 1, 2007).

10.21	Employment Agreement with Alan C. Lullman (incorporated by reference to Exhibit 10.44 to ARI’s Current Report on Form 8-K, filed with the SEC on March 30, 2007).

10.22	ARI/ARL Services Separation Agreement (incorporated by reference to Exhibit 10.45 to ARI’s Current Report on Form 8-K, filed with the SEC on April 5, 2007).

10.23	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.46 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2007).

10.24	Axis, LLC Amended and Restated Limited Liability Company Agreement, dated as of January 25, 2008 (incorporated by reference to Exhibit 10.51 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 22, 2008).

10.25	ARI / ARL Rent and Building Services Extension Agreement, dated as of February 22, 2008 (incorporated by reference to Exhibit 10.52 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 22, 2008).

10.26	Fleet Services Agreement with American Railcar Leasing, LLC, dated as of February 26, 2008 (incorporated by reference to Exhibit 10.53 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008). †

10.27	Joint Venture Agreement by and between American Railcar Mauritius II and Amtek Transportation Systems Limited (incorporated by reference to Exhibit 10.54 to ARI’s Current Report on Form 8-K, filed with the SEC on June 20, 2008).

10.28	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.55 to ARI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008).

10.29	Letter Agreement (Amendment to SARs) (incorporated by reference to Exhibit 10.57 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2009).

10.30	Form of 2009 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.58 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009).

10.31	Axis Credit Agreement dated as of December 28, 2007, as amended January 28, 2008, February 29, 2008, March 31, 2008 and August 5, 2009 (incorporated by reference to Exhibit 10.60 to ARI’s Quarterly Report on Form10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.32	Master Assignment Agreement dated as of August 5, 2009 (incorporated by reference to Exhibit 10.61 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.33	Form of 2010 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.62 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 5, 2010).

10.34	Lease Agreement, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.63 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 2, 2010). †

10.35	Fifth Amendment to the Axis Credit Agreement dated as of March 31, 2011. (incorporated by reference to Exhibit 10.64 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011).

10.36	Railcar Services Agreement dated as of April 15, 2011 between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.65 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011). †

10.37	Form of 2011 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.66 to ARI’s Current Report on Form 8-K, filed with the SEC on May 13, 2011).

10.38	Employment Agreement between American Railcar Industries, Inc. and Dale C. Davies, dated as of October 19, 2011 (incorporated by reference to Exhibit 10.56 to ARI’s Current Report on Form 8-K, filed with the SEC on October 25, 2011).

10.39	American Railcar Industries, Inc. 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.66 to ARI’s Current Report on Form 8-K, filed with the SEC on February 24, 2012).

10.40	Railcar Management Agreement dated as of February 29, 2012 between American Railcar Industries, Inc. and American Railcar Leasing LLC, together with the related Letter Agreement (incorporated by reference to Exhibit 10.39 to ARI’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 2, 2012). †

10.41	Sixth Amendment to the Axis Credit Agreement dated as of March 30, 2012 (incorporated by reference to Exhibit 10.2 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012).

10.42	Form of 2012 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012).

10.43	Employment Agreement between American Railcar Industries, Inc. and James Cowan, dated as of June 8, 2012 (incorporated by reference to Exhibit 10.1 to ARI’s current report on Form 8-K, filed with the SEC on June 12, 2012).

10.44	Seventh Amendment to the Axis Credit Agreement dated as of December 18, 2012 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC.*

10.45	Credit Agreement dated as of December 20, 2012 by and among Longtrain Leasing I, LLC, American Railcar Industries, Inc., Fifth Third Bank, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on December 24, 2012).

10.46	Railcar Management Agreement dated as of December 20, 2012 by and between Longtrain Leasing I, LLC and American Railcar Leasing LLC. * †

10.47	Contribution and Sale Agreement dated as of December 20, 2012 by and between American Railcar Industries, Inc. and Longtrain Leasing I, LLC. *

10.48	Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC. *†

10.49	First Amendment to the Credit Agreement dated as of February 15, 2013 by and among Longtrain Leasing I, LLC, Fifth Third Bank, and the lenders party thereto from time to time. *

12.1	Computation of Ratio of Earnings (Loss) to Fixed Charges.*

21.1	Subsidiaries of American Railcar Industries, Inc.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * *

101.INS	XBRL Instance Document (filed electronically herewith)* * *

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)* * *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)* * *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)* * *

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)* * *

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)* * *

*	Filed herewith
†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the Securities and Exchange Commission.
* *	Furnished herewith
* * *	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.