Form 10-Q
period 2013-03-31
American Railcar Industries, Inc.
filed 2013-04-30
CIK 1344596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding on April 30, 2013 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

INDEX TO FORM 10-Q

Item Number	Page Number
PART I — FINANCIAL INFORMATION

1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2013 and 2012	4

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2013 and 2012	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

3. Quantitative and Qualitative Disclosures about Market Risk	33

4. Controls and Procedures	33

PART II — OTHER INFORMATION

1. Legal Proceedings	33

1A. Risk Factors	34

6. Exhibits	35

SIGNATURES	36

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,004	$205,045
Short-term investments—available for sale securities	—	12,557
Accounts receivable, net	32,348	36,100
Accounts receivable, due from related parties	13,659	3,539
Income taxes receivable	1,581	—
Inventories, net	86,263	110,075
Deferred tax assets	9,126	4,114
Prepaid expenses and other current assets	5,149	3,917

Total current assets	204,130	375,347
Property, plant and equipment, net	157,376	155,893
Railcars on operating lease, net	261,845	220,282
Deferred debt issuance costs	2,032	2,374
Goodwill	7,169	7,169
Investments in and loans to joint ventures	43,179	44,536
Other assets	7,774	4,157

Total assets	$683,505	$809,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,526	$64,971
Accounts payable, due to related parties	770	2,831
Accrued expenses and taxes	8,728	8,432
Accrued compensation	17,261	17,940
Accrued interest expense	271	4,465
Short-term debt, including current portion of long-term debt	4,995	2,755

Total current liabilities	76,551	101,394
Long-term debt, net of current portion	144,677	272,245
Deferred tax liability	68,141	53,466
Pension and post-retirement liabilities	9,151	9,518
Other liabilities	4,335	3,670

Total liabilities	302,855	440,293
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding as of both March 31, 2013 and December 31, 2012	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	142,629	130,030
Accumulated other comprehensive loss	(1,801)	(387)

Total stockholders’ equity	380,650	369,465

Total liabilities and stockholders’ equity	$683,505	$809,758

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Revenues:
Manufacturing (including revenues from affiliates of $63,078 and $0 for the three months ended March 31, 2013 and 2012, respectively)	$172,975	$164,313
Railcar leasing	6,543	1,380
Railcar services (including revenues from affiliates of $4,608 and $5,171 for the three months ended March 31, 2013 and 2012, respectively)	15,592	15,906

Total revenues	195,110	181,599
Cost of revenues:
Manufacturing	(137,123)	(137,561)
Railcar leasing	(2,904)	(741)
Railcar services	(12,589)	(12,928)

Total cost of revenues	(152,616)	(151,230)
Gross profit	42,494	30,369
Selling, general and administrative (including costs to a related party of $380 and $145 for the three months ended March 31, 2013 and 2012, respectively)	(11,265)	(6,564)

Earnings from operations	31,229	23,805
Interest income (including income from related parties of $681 and $745 for the three months ended March 31, 2013 and 2012, respectively)	691	778
Interest expense	(3,000)	(5,126)
Loss on debt extinguishment	(392)	—
Other income (including income from a related party of $4 and $3 for the three months ended March 31, 2013 and 2012, respectively)	1,996	3
Earnings (loss) from joint ventures	(973)	414

Earnings before income taxes	29,551	19,874
Income tax expense	(11,614)	(7,870)

Net earnings	$17,937	$12,004

Net earnings per common share—basic and diluted	$0.84	$0.56
Weighted average common shares outstanding—basic and diluted	21,352	21,352
Cash dividends paid per common share	$0.25	$—

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Net earnings	$17,937	$12,004
Currency translation	(248)	229
Postretirement transactions	47	(76)
Short-term investment transactions	(1,213)	—

Comprehensive income	$16,523	$12,157

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net earnings	$17,937	$12,004
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,535	5,402
Amortization of deferred costs	183	175
Gain on disposal of property, plant and equipment	—	(34)
Share-based compensation	6,008	696
(Earnings) loss from joint ventures	973	(414)
Provision for deferred income taxes	10,287	7,705
Adjustment to provision for losses on accounts receivable	(12)	(17)
Items related to investing activities:
Realized gain on sale of short-term investments - available for sale securities	(2,008)	—
Items related to financing activities:
Loss on debt extinguishment	392	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,754	(11,184)
Accounts receivable, due from related parties	(10,128)	1,651
Income taxes receivable	(1,645)	—
Inventories, net	23,793	(9,153)
Prepaid expenses and other current assets	(1,232)	(633)
Accounts payable	(20,441)	4,571
Accounts payable, due to affiliates	(2,061)	(329)
Accrued expenses and taxes	(9,939)	(2,225)
Other	(3,820)	(566)

Net cash provided by operating activities	18,576	7,649
Investing activities:
Purchases of property, plant and equipment	(6,141)	(1,337)
Capital expenditures - leased railcars	(43,619)	(40,072)
Proceeds from the sale of property, plant and equipment	—	38
Proceeds from the sale of short-term investments - available for sale securities	12,699	—
Proceeds from repayments of loans by joint ventures	500	—
Investments in and loans to joint ventures	(136)	(583)

Net cash used in investing activities	(36,697)	(41,954)
Financing activities:
Repayments of long-term debt	(175,328)	—
Proceeds from long-term debt	50,000	—
Payment of common stock dividends	(5,338)	—
Debt issuance costs	(212)	—

Net cash used in financing activities	(130,878)	—

Effect of exchange rate changes on cash and cash equivalents	(42)	20

Decrease in cash and cash equivalents	(149,041)	(34,285)
Cash and cash equivalents at beginning of period	205,045	307,172

Cash and cash equivalents at end of period	$56,004	$272,887

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Description of the Business

The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies, and other non-rail companies. ARI leases railcars manufactured by the Company to certain markets. ARI provides railcar repair and maintenance services for railcar fleets. In addition, ARI provides fleet management, maintenance, engineering and field services for railcars owned by certain customers. Such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes, and online service access.

The condensed consolidated financial statements of the Company include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), American Railcar Mauritius I (ARM I), American Railcar Mauritius II (ARM II), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), and Longtrain Leasing I, LLC (Longtrain Leasing). From time to time, the Company makes investments through Longtrain. All intercompany transactions and balances have been eliminated.

Note 2 — Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Updated (ASU) 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. Accordingly, the Company adopted the ASU effective January 1, 2013 and the required disclosures can be found in Note 16.

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

For the fair value of the Company’s short-term investments, outstanding debt and share-based compensation refer to Notes 4, 11 and 15, respectively.

Note 4 — Short-term Investments — Available for Sale Securities

As of December 31, 2012, Longtrain held approximately 0.8 million shares of Greenbrier common stock that had been purchased in the open market. These shares were sold during the first quarter of 2013 for approximately $12.7 million, resulting in a realized gain of $2.0 million that was recorded in other income on the condensed consolidated statements of operation. The fair value of the shares of Greenbrier that were held by the Company as of December 31, 2012 was $12.6 million and such shares were classified as a Level 1 fair value measurement as defined by U.S. GAAP and the fair value hierarchy. See Note 16 for the amount of unrealized gain on the shares during the three months ended March 31, 2013.

Note 5 — Accounts Receivable, net

Accounts receivable, net, consist of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Accounts receivable, gross	$32,991	$36,755
Less allowance for doubtful accounts	(643)	(655)

Total accounts receivable, net	$32,348	$36,100

Note 6 — Inventories

Inventories consist of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Raw materials	$62,704	$72,244
Work-in-process	15,686	15,877
Finished products	10,028	24,364

Total inventories	88,418	112,485
Less reserves	(2,155)	(2,410)

Total inventories, net	$86,263	$110,075

Note 7 — Property, Plant and Equipment

The following table summarizes the components of property, plant and equipment.

	March 31,	December 31,
	2013	2012
	(in thousands)
Operations / Corporate:
Buildings	$151,391	$151,545
Machinery and equipment	175,914	173,468
Land	3,335	3,335
Construction in process	15,628	12,156

	346,268	340,504
Less accumulated depreciation	(188,892)	(184,611)

Property, plant and equipment, net	$157,376	$155,893

Railcar Leasing:
Railcars on lease	$269,610	$225,992
Less accumulated depreciation	(7,765)	(5,710)

Railcars on operating lease, net	$261,845	$220,282

Depreciation expense

Total depreciation expense for the three months ended March 31, 2013 and 2012 was $6.5 million and $5.4 million, respectively.

Lease agreements

The Company leases railcars to third parties under multi-year agreements. One of the leases includes a provision that allows the lessee to purchase any portion of the leased railcars at any time during the lease term for a stated market price, which approximates fair value.

Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.

Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy. Depreciation expense for leased railcars for the three months ended March 31, 2013 and 2012 was $2.1 million and $0.5 million, respectively.

As of March 31, 2013, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining nine months of 2013	$20,889
2014	26,027
2015	25,352
2016	24,564
2017	16,566
2018	9,998
2019 and thereafter	18,851

Total	$142,247

Note 8 — Goodwill

On March 31, 2006, the Company acquired all of the common stock of Custom Steel, a subsidiary of Steel Technologies, Inc. Custom Steel produces value-added fabricated parts that primarily support the Company’s railcar manufacturing operations. The acquisition resulted in goodwill of $7.2 million. The results attributable to Custom Steel are included in the manufacturing segment.

The Company performed the annual qualitative assessment as of March 1, 2013 to determine whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. If ARI had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then the Company would have performed the first step of the two-step goodwill impairment test. In evaluating whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, the Company considered the following relevant factors:

•

The North American railcar market has been, and ARI expects it to continue to be highly cyclical. The railcar industry significantly improved in 2011 and 2012. Beginning in the middle of 2012, the mix of demand for railcars began to shift with a heavier emphasis on tank railcars.

•	ARI is subject to regulation through various laws and regulations. No significant assessments have been made by the various regulatory agencies.

•	The railcar manufacturing industry has historically been extremely competitive. There are several competitors who are expanding their capacities.

•

ARI experienced two strong years of railcar order activity in 2011 and 2012. Based upon third party forecast for the industry over the next several years, the Company expects order activity to remain at healthy levels.

•

The primary long-lived assets at the reporting unit are machines with uses in various applications for numerous markets and industries. As such, management does not believe that there has been a significant decrease in the market value of the reporting unit’s long-lived assets.

•	The reporting unit has a history of positive operating cash flows that is expected to continue.

•	No part of the reporting unit’s net income is comprised of significant non-operating or non-recurring gains or losses, and no significant changes in balance sheet accruals were noted.

•	In addition, during 2012 there were no significant changes in the following with regard to the reporting unit that we expect to impact future results:

•	Key personnel;

•	Business strategy;

•	Buyer or supplier bargaining power; and

•	Legal factors.

After assessing the above factors, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary. Additionally, no impairment was recognized in any prior periods.

Note 9 — Investments in and Loans to Joint Ventures

As of March 31, 2013, the Company was party to three joint ventures: Ohio Castings LLC (Ohio Castings), Axis LLC (Axis) and Amtek Railcar Industries Private Limited (Amtek Railcar). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group. The Company has a wholly-owned subsidiary, ARM I that wholly-owns ARM II. Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar, a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture.

The Company accounts for these joint ventures using the equity method. Under this method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts. From time to time, the Company also makes loans to its joint ventures that are included in the investment account. The investment balance related to all three joint ventures is recorded within our manufacturing segment. The carrying amount of investments in and loans to joint ventures, which also represents ARI’s maximum exposure to loss with these joint ventures, are as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$6,944	$7,022
Axis	26,049	27,181
Amtek Railcar	10,186	10,333

Total investments in and loans to joint ventures	$43,179	$44,536

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

Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Results of operations
Revenues	$14,488	$23,286

Gross profit	390	2,278

Net income (loss)	$(233)	$2,520

Axis

ARI, through a wholly-owned subsidiary, owns a portion of a joint venture, Axis, to manufacture and sell railcar axles. ARI owns 41.9% of Axis, while a minority partner owns less than 10%, with the other significant partner owning the remainder.

Under the terms of the joint venture agreement, ARI and the other significant partner are required, and the minority partner is entitled, to contribute additional capital to the joint venture, on a pro rata basis, of any amounts approved by the joint venture’s executive committee, as and when called by the executive committee. Further, until 2016, the seventh anniversary of completion of the axle manufacturing facility, and subject to other terms, conditions and limitations of the joint venture agreement, ARI and the other significant partner are also required, in the event production at the facility has been curtailed, to contribute capital to the joint venture, on a pro rata basis, in order to maintain adequate working capital.

Under the amended Axis credit agreement (Axis Credit Agreement), which is held by ARI and the other significant partner, principal and interest payments are due each fiscal quarter, with the last payment due on December 31, 2019. Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable monthly. In accordance with the terms of the amended agreement, during 2010 and 2011, Axis satisfied interest on the loan by increasing the outstanding principal by the amount of interest that was otherwise due and payable in cash. Axis’ ability to satisfy the term loan interest by increasing the principal ceased in the third quarter of 2011.

The balance outstanding on these loans, including interest, due to ARI Component, was $35.2 million as of March 31, 2013 and was $35.7 million as of December 31, 2012. In the first quarter of 2013, a $0.5 million principal payment was received from Axis.

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

See Note 18 for information regarding financial transactions among the Company, ARI Component and Axis.

Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Results of operations
Revenues	$10,942	$17,187

Gross profit (loss)	157	1,424

Income (loss) before interest	(75)	1,159

Net loss	$(1,443)	$(323)

The new railcar axle market is directly related to the new railcar market, which has declined for all railcar types, except tank railcars. Thus, Axis has seen a recent decline in demand.

As of March 31, 2013, the investment in Axis was comprised entirely of ARI’s term loan, revolver and related accrued interest from Axis. The Company has evaluated this loan to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.

Amtek Railcar

The Company, through ARM I and ARM II, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility in India constructed by the joint venture. ARI’s ownership in this joint venture is 50.0%. Amtek Railcar is considered a development stage enterprise as it has not started production of railcars.

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

Summary financial results for Amtek Railcar, the investee company, are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Financial Results
Revenues	$—	$—

Gross loss	—	—

Net loss	$(567)	$(518)

Note 10 — Warranties

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

The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three months ended
	March 31,
	2013	2012
	(in thousands)
Liability, beginning of period	$1,374	$930
Provision for warranties issued during the year, net of adjustments	310	337
Adjustments to warranties issued during previous years	(353)	(103)
Warranty claims	(111)	(113)

Liability, end of period	$1,220	$1,051

Note 11 — Long-term Debt

2007 Senior Unsecured Notes

In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes). In September 2012, ARI completed a voluntary partial early redemption of $100.0 million of the Notes at a rate of 101.875% of the principal amount, plus any accrued and unpaid interest. The Notes bore interest at a fixed interest rate of 7.5%. At December 31, 2012, the fair value of these Notes was $176.3 million while the carrying value was $175.0 million. The fair value is based on the closing market price as of that date, which is a Level 1 input. For definition and discussion of a Level 1 input for fair value measurement, refer to Note 3.

On March 1, 2013, we completed a voluntary redemption of the remaining $175.0 million of Notes outstanding at par, plus any accrued and unpaid interest. In conjunction with the redemption, the Company incurred a $0.4 million loss, which is shown as loss on debt extinguishment on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of the portion of deferred debt issuance costs incurred in connection with the Notes.

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

On February 27, 2013, ARI made an additional draw of $50.0 million under the Term Loan, resulting in net proceeds received of $49.8 million. After this draw, the borrowed amount was $150.0 million, resulting in availability of up to $49.8 million under the lease fleet financing, which amount is available until May 31, 2013. The capacity of the Term Loan is limited to the lesser of $199.8 million or 75% of the Net Aggregate Equipment Value, as defined in the credit agreement and matures on February 27, 2018. As of March 31, 2013, the outstanding principal balance on the Term Loan, including the current portion, was $149.7 million.

The fair value of the Term Loan was $149.7 million and $100.0 million as of March 31, 2013 and December 31, 2012, respectively, and is based upon estimates by various banks determined by trading levels on the date of measurement using a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy. For definition and discussion of a Level 2 input for fair value measurement, refer to Note 3.

The Term Loan bears interest at one-month LIBOR plus 2.5%, for a rate of 2.7% as of March 31, 2013, subject to an alternative fee as set forth in the credit agreement, and is payable on the 15th of each month (Payment Date). The interest rate increases by 2.0% following certain defaults. The Company is required to pay principal at an annual rate of 3.33% of the borrowed amount via monthly payments that are due on the Payment Date, commencing on March 15, 2013, with any remaining balance payable on the final scheduled maturity. The Term Loan may be prepaid at any time without premium or penalty, other than customary LIBOR breakage fees. The Term Loan contains restrictive covenants that limit Longtrain Leasing’s ability to, among other things, incur additional debt, issue additional equity, sell certain assets, grant certain liens on its assets, make certain restricted payments, acquisitions and investments, and enter into certain significant transactions with stockholders and affiliates. Additionally, the Term Loan requires Longtrain Leasing to comply with a Debt Service Coverage Ratio, as defined in the credit agreement, of 1.05 to 1.0, measured quarterly on a three-quarter trailing basis beginning on September 30, 2013, and subject to up to a 75 day cure period. Certain covenants, including those that restrict Longtrain Leasing’s ability to incur additional indebtedness and issue equity, become more restrictive if Longtrain Leasing’s debt service coverage ratio, as defined, is less than 1.2 to 1.0 on or after September 30, 2013.

The Term Loan also obligates Longtrain Leasing and ARI to maintain ARI’s separateness and to ensure that the collections from the railcar leases along with the railcars that secure the Term Loan are managed in accordance with the credit agreement. Additionally, ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain Leasing in good faith and without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease Longtrain Leasing’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the credit agreement) when they are not Eligible Units, subject to limitations on liability set forth in the credit agreement. The Company was in compliance with all of its covenants under the Term Loan as of March 31, 2013.

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

As of March 31, 2013 and December 31, 2012, the net book value of the railcars that were pledged as part of the Term Loan were $170.0 million and $112.0 million, respectively. The future contractual minimum rental revenues related to the railcars pledged as of March 31, 2013 are as follows (in thousands).

Remaining 9 months of 2013	$13,800
2014	18,401
2015	18,195
2016	17,771
2017	11,594
2018	6,471
2019 and thereafter	11,971

Total	$98,203

The remaining principal payments under existing debt agreements as of March 31, 2013 are as follows:

Remaining 9 months of 2013	$3,763
2014	4,995
2015	4,995
2016	5,009
2017	4,995
2018	125,915

Total	$149,672

Note 12 — Income Taxes

The statute of limitation on the Company’s 2008 federal income tax return expired on April 14, 2013. The Company’s federal income tax returns for tax years 2009 and beyond remain subject to examination, with the latest statute expiring in September 2016. The Company’s 2011 and 2009 returns will be reviewed by the IRS due to the carryback of a net operating loss from 2011.

The statute of limitations on certain state income tax returns for 2008 remain open and subject to examination, with the latest statute expiring on November 15, 2013, while all state income tax returns for 2009 and beyond remain open to examination by various state taxing authorities, with the latest statute of limitations expiring on November 15, 2017. The Company’s foreign subsidiary’s income tax returns for the 2008 and beyond remain open to examination by foreign tax authorities.

Note 13 — Employee Benefit Plans

The Company is the sponsor of defined benefit pension plans that cover certain employees at designated repair facilities. The plans are frozen and no additional benefits are accruing thereunder. The assets of the defined benefit pension plans are held by independent trustees and consist primarily of equity and fixed income securities. The Company is also the sponsor of an unfunded, non-qualified supplemental executive retirement plan (SERP) in which several of its current and former employees are participants. The SERP is frozen and no additional benefits are accruing thereunder.

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

The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended March 31,
	2013	2012
	(in thousands)
Service cost	$49	$48
Interest cost	221	234
Expected return on plan assets	(279)	(253)
Amortization of net actuarial loss/prior service cost	194	178

Net periodic cost recognized	$185	$207

	Postretirement
	Benefits
	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest cost	$1	$1
Amortization of net actuarial gain/prior service credit	(117)	(118)

Net periodic benefit recognized	$(116)	$(117)

The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million for both the three months ended March 31, 2013 and 2012.

Note 14 — Commitments and Contingencies

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

ARI is a party to collective bargaining agreements with labor unions at two repair facilities that expire in September 2013 and January 2016. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that expires in April 2014.

On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that the Company was liable for an injury that resulted during the Plaintiff’s break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff. After an initial appeal of this ruling, the judge reduced the amount awarded to the plaintiff, which was fully accrued as of December 31, 2012 and March 31, 2013. In the first quarter of 2013, the Company filed an appeal of the revised ruling.

We have various agreements with and commitments to related parties. See Note 17 for further detail.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.

Note 15 — Share-Based Compensation

The Company accounts for share-based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan), based on the fair values calculated using the Monte Carlo and Black-Scholes-Merton (Black-Scholes) models. Share-based compensation is expensed using a graded vesting method over the vesting period of the instrument. The fair value of the liability associated with share-based compensation as of March 31, 2013 is based on the fair value components used to calculate the Black-Scholes value, including the Company’s closing market price, as of that date and is considered a Level 2 input. For definition and discussion of a Level 2 input for fair value measurement, refer to Note 3.

Stock appreciation rights

The compensation committee of the Company’s board of directors granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan during April 2008, September 2008, March 2009, March 2010, May 2011 and February 2012. The following table presents the amounts incurred by ARI for share-based compensation and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Stock-based compensation expense (income)
Cost of revenues: Manufacturing	$1,032	$165
Cost of revenues: Railcar services	285	(6)
Selling, general and administrative	4,691	537

Total stock-based compensation expense	$6,008	$696

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

The fair value of all unexercised SARs is determined at each reporting period under the Monte Carlo and Black-Scholes models based on the inputs in the table below, which project that the specific performance target for applicable grants will be fully met. The fair value of the SARs is expensed on a graded vesting basis over the vesting period, which is in equal increments on the respective anniversaries of the grant date. Changes in the fair value of vested SARs are expensed in the period of change. The following table provides an analysis of SARs granted in 2012, 2011, 2010, 2009, and 2008 and assumptions that were used as of March 31, 2013 in the Black-Scholes model:

	Grant Date
	2/24/2012	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008
SARs outstanding at March 31, 2013	139,528	160,226	80,664	10,075	1,550
Vested & Exercisable	7,601	6,808	49,614	10,075	1,550
Vesting period	3 years	3 years	4 years	4 years	4 years
Expiration Dates	2/24/2019	5/9/2018	3/31/2017 & 5/14/2017	3/3/2016	4/28/2015
Weighted average exercise price	$29.31	$24.45	$12.96	$6.71	$20.88
Expected volatility range	58.5% - 60.4%	55.4% - 60.4%	55.6%	49.4%	43.7%
Expected life range (in years)	2.9 - 3.8	2.5 - 3.1	2.0 - 2.1	1.5	1.0
Risk-free interest rate	0.4%	0.4%	0.3%	0.3%	0.1%
Expected Dividend yield	2.1%	2.1%	2.1%	2.1%	2.1%
Forfeiture Rate on unvested SARs	2.0%	2.0%	2.0%	N/A	N/A

The stock volatility rate was determined using the historical volatility rates of the Company’s common stock over the same period as the expected life of each grant. The expected life ranges represent the use of the simplified method prescribed by the SEC due to inadequate exercise activity for the Company’s SARs. The simplified method uses the average of the vesting period and expiration period of each group of SARs that vest equally over a three or four-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant. The expected dividend yield was determined using the most recent quarter’s dividend. The forfeiture rate was based on a Company estimate of expected forfeitures over the vesting period of each grant for each period.

As of March 31, 2013, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $2.3 million and were expected to be recognized over a weighted average period of 19 months.

Note 16 — Accumulated Other Comprehensive Income (Loss)

The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance December 31, 2011	$—	$1,283	(2,481)	$(1,198)
Currency translation	—	229	—	229
Reclassifications related to pension and postretirement plans, net of tax effect of $47 (1)	—	—	(76)	(76)

Balance March 31, 2012	$—	$1,512	(2,557)	$(1,045)

Balance December 31, 2012	$1,213	$1,562	(3,162)	$(387)
Currency translation	—	(248)	—	(248)
Unrealized gain on available for sale securities, net of tax effect of $51	93	—	—	93
Reclassifications related to pension and postretirement plans, net of tax effect of $30 (1)	—	—	47	47
Reclassifications related to available for sale securities, net of tax effect of $702 (2)	(1,306)	—	—	(1,306)

Balance March 31, 2013	$—	$1,314	(3,115)	$(1,801)

(1)—	These accumulated other comprehensive income components related to amortization of actuarial loss/(gain) and prior period service costs/(benefits) and are included in the computation of net periodic costs for our pension and postretirement plans. See Note 13 for further details and pre-tax amounts.
(2)—	This accumulated other comprehensive income component relates to realized gains on available for sale securities sold. See Note 4 for further details and pre-tax amounts.

Note 17 — Related Party Transactions

Agreements with ACF

The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Manufacturing services agreement

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. For both the three months ended March 31, 2013 and 2012, ARI purchased inventory of less than $0.1 million of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

Purchasing and Engineering Services Agreement

In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI’s audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI will provide purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a non-exclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell such tank railcars during the term of the Agreement. Subject to certain early termination events, the Agreement shall terminate on December 31, 2014.

In consideration of the services and license provided by ARI to ACF in conjunction with the agreement, ACF shall pay ARI a royalty and, if any, a share of the net profits (Profits) earned on each railcar manufactured and sold by ACF under the Agreement, in an aggregate amount equal to 30 percent of such Profits, as calculated under the agreement. Under the agreement, Profits are net of certain of ACF’s start-up and shutdown expenses and certain maintenance capital. If no Profits are realized on a railcar manufactured and sold by ACF pursuant to the agreement, ARI will still be entitled to the royalty for such railcar and will not share in any losses incurred by ACF in connection therewith. In addition, any railcar components supplied by ARI to ACF for the manufacture of these railcars shall be provided at fair market value.

Under the agreement, ACF will have the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI shall have the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through December 31, 2014. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.

For the three months ended March 31, 2013, revenues of $0.2 million were recorded under this agreement related to railcar component sales and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.

Agreements with ARL

The Company has or had the following agreements with ARL, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Railcar services agreement and fleet services agreement

Effective April 16, 2011, the Company entered into a railcar services agreement with ARL (the Railcar Services Agreement), which replaced the 2011 fleet services agreement with ARL. Under the Railcar Services Agreement, ARI provides ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices. The Railcar Services Agreement has a term of three years and will automatically renew for additional one year periods unless either party provides at least sixty days prior written notice of termination. There is no termination fee if the Company elects to terminate the agreement prior to the end of the term.

For the three months ended March 31, 2013 and 2012, revenues of $4.6 million and $5.2 million, respectively, were recorded under the Railcar Services Agreement and are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.

Railcar orders

The Company has from time to time manufactured and sold railcars to ARL under long-term agreements as well as on a purchase order basis. There were no revenues for railcars sold to ARL for the three months ended March 31, 2013 or 2012. In the third quarter of 2012, all unfilled purchase orders previously placed by ARL were assigned to AEP Leasing LLC (AEP), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Revenues for railcars sold to ARL are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the Company’s audit committee.

Railcar management agreement

On February 29, 2012, the Company entered into a Railcar Management Agreement (the Railcar Management Agreement) with ARL, pursuant to which the Company engaged ARL to sell or lease ARI’s railcars in certain markets, subject to the terms and conditions of the Railcar Management Agreement. The Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties. In December 2012, Longtrain Leasing entered into a similar agreement with ARL with a term of five years.

The Railcar Management Agreement also provides that ARL will manage the Company’s leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreement was unanimously approved by the independent directors of the Company’s special committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.

For the three months ended March 31, 2013 and 2012, total lease origination and management fees incurred were $0.5 million and $0.2 million, respectively, and are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. For the three months ended March 31, 2013 and 2012, sales commissions of $0.2 million and zero, respectively, were incurred and are included in selling, general and administrative costs to affiliates on the condensed consolidated statements of operations. This cost is included in the earnings from operations of our manufacturing segment.

Agreements with AEP

The Company has the following agreements with AEP, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Railcar orders

As discussed above, in the third quarter 2012, ARL assigned all its unfilled purchase orders to AEP. At that time, the Company began manufacturing and selling railcars to AEP on a purchase order basis. Revenues from railcars sold to AEP were $62.8 million for the three months ended March 31, 2013. Revenues from railcars sold to AEP are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are no less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the Company’s audit committee.

Agreements with other related parties

The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The balance outstanding on these loans, due to ARI Component, was $35.2 million and $35.7 million as of March 31, 2013 and December 31, 2012, respectively. See Note 9 for further information regarding this transaction and the terms of the underlying loan.

Effective January 1, 2010, ARI entered into a services agreement with a term of one year to provide Axis various administrative services such as accounting, tax, human resources and purchasing assistance for an annual fee of $0.3 million, payable in equal monthly installments. This agreement had an initial term of one year and automatically renews for a one-year period unless written notice is received from either party.

Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the board of directors. In exchange for this service, Mr. Unger receives an annual director fee of $65,000 that is payable quarterly, in advance.

The Company leases one of its parts manufacturing facilities from an entity owned by Mr. Unger. Expenses paid for this facility were $0.1 million for both the three months ended March 31, 2013 and 2012. These costs are included in cost of revenues from manufacturing on the consolidated statements of operations. The Company is required to pay all tax increases assessed or levied upon the property and the cost of the utilities, as well as repair and maintain the facility. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease was no less favorable than those that could have been obtained from an independent third party.

On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by Mr. Unger. The lease is for ARI’s headquarters location in St. Charles, Missouri that it previously leased through ARL under a services agreement with ARL, which expired December 31, 2010. The term under this lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.1 million for both the three months ended March 31, 2013 and 2012, respectively. These fees are included in selling, general and administrative costs on the condensed consolidated statements of operations as costs to a related party. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease was no less favorable than those that could have been obtained from an independent third party.

ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Under the agreement, ARI sells and MWR purchases scrap metal from several plant locations. This agreement was entered into at arm’s-length and was approved by the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those that could have been obtained from an independent third party. For the three months ended March 31, 2013 and 2012, MWR collected scrap material totaling $1.7 million and $2.8 million, respectively.

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

Effective January 1, 2013 Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, ARI acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. A number of other entities with which Carl Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses in 2013. During the three months ended March 31, 2013, less than $0.1 of fees were incurred as a member of the Insight Portfolio Group. These charges were included in selling, general and administrative costs on the condensed consolidated statements of operations.

Financial information for transactions with related parties

Cost of revenues for manufacturing for the three months ended March 31, 2013 and 2012 included $18.4 million and $23.2 million, respectively, in railcar components purchased from joint ventures.

Inventory as of March 31, 2013 and December 31, 2012, included $3.4 million and $3.3 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.

Note 18 — Operating Segment and Sales and Credit Concentrations

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

	Revenues			Earnings (Loss) from Operations
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
For the Three Months Ended March 31, 2013
Manufacturing	$172,975	$55,408	$228,383	$33,979	$9,782	$43,761
Railcar Leasing	6,543	—	6,543	2,163	4	2,167
Railcar Services	15,592	49	15,641	2,305	43	2,348
Corporate	—	—	—	(7,218)	—	(7,218)
Eliminations	—	(55,457)	(55,457)	—	(9,829)	(9,829)

Total Consolidated	$195,110	$—	$195,110	$31,229	$—	$31,229

For the Three Months Ended March 31, 2012
Manufacturing	$164,313	$47,549	$211,862	$25,152	$8,922	$34,074
Railcar Leasing	1,380	—	1,380	596	6	602
Railcar Services	15,906	29	15,935	2,343	(6)	2,337
Corporate	—	—	—	(4,286)	—	(4,286)
Eliminations	—	(47,578)	(47,578)	—	(8,922)	(8,922)

Total Consolidated	$181,599	$—	$181,599	$23,805	$—	$23,805

Total Assets	March 31, 2013	December 31, 2012
	(in thousands)
Manufacturing	$314,583	$329,346
Railcar Leasing	315,707	263,228
Railcar Services	46,864	49,060
Corporate/Eliminations	6,351	168,124

Total Consolidated	$683,505	$809,758

Manufacturing

Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Intersegment revenues are determined based on an estimated fair market value of the railcars manufactured for the Company’s railcar leasing segment, as if such railcars had been sold to a third party. Revenues for railcars manufactured for the Company’s leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease. Earnings (loss) from operations for manufacturing include an allocation of selling, general and administrative costs, as well as profit for railcars manufactured for the Company’s leasing segment based on revenue determined as described above.

Manufacturing revenues from affiliates were 32.3% and 0% of total consolidated revenues for the three months ended March 31, 2013 and 2012, respectively. Manufacturing revenues from the most significant customer totaled 32.2% and 57.6% of total consolidated revenues for the three months ended March 31, 2013 and 2012, respectively. Manufacturing revenues from customers that accounted for more than 10.0% of total consolidated revenues were 73.7% and 63.9% of total consolidated revenues for the three months ended March 31, 2013 and 2012, respectively.

Manufacturing receivables from customers that accounted for more than 10.0% of total consolidated accounts receivable totaled 44.6% of total consolidated accounts receivable including due from related parties as of March 31, 2013. Manufacturing receivables from customers that accounted for more than 10% of total consolidated accounts receivable were 35.1% of total consolidated accounts receivable as of December 31, 2012.

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

There were no railcar leasing revenues from affiliates for the three months ended March 31, 2013 and 2012. No single railcar leasing customer accounted for more than 10.0% of total consolidated revenues for the three months ended March 31, 2013 and 2012. No single railcar leasing customer accounted for more than 10.0% of total consolidated accounts receivable as of March 31, 2013 and December 31, 2012.

Railcar services

Railcar services consist of railcar repair services, engineering and field services, and fleet management services. Earnings (loss) from operations for railcar services include an allocation of selling, general and administrative costs.

Railcar services revenues from affiliates were 2.4% and 2.8% of total consolidated revenues for the three months ended March 31, 2013 and 2012, respectively.

No single railcar services customer accounted for more than 10.0% of total consolidated revenues for the three months ended March 31, 2013 and 2012. No single railcar services customer accounted for more than 10.0% of total consolidated accounts receivable as of March 31, 2013 and December 31, 2012.

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

For the three months ended March 31, 2013 and 2012, revenues of $0.7 million and $0.4 million, respectively, were recorded under these consulting agreements. As of March 31, 2013 and December 31, 2012, unbilled revenues of $2.8 million and $2.1 million, respectively, were due from the RDSO agreement. As of each balance sheet date presented, approximately $1.9 million and $1.4 million of the unbilled revenue for March 31, 2013 and December 31, 2012, respectively, was been classified as short-term and recorded in prepaid expenses and other current assets with the remaining $0.9 million and 0.7 million, respectively, being recorded in other assets on the condensed consolidated balance sheets.

Note 20 — Supplemental Cash Flow Information

ARI received interest income of $0.7 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.

ARI paid interest expense, net of capitalized interest, of $7.3 million and $10.1 million for the three months ended March 31, 2013 and 2012, respectively.

ARI paid $3.1 million of taxes, net of refunds for the three months ended March 31, 2013. For the three months ended 2012, ARI received a net tax refund of less than $0.1 million.

ARI paid $5.3 million and $1.8 million to employees related to SARs exercises during the three months ended March 31, 2013 and 2012, respectively.

Note 21 — Subsequent Events

On April 22, 2013, the Board of Directors of the Company declared a cash dividend of $0.25 per share of common stock of the Company to shareholders of record as of June 17, 2013 that will be paid on June 27, 2013.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business;

•	the highly competitive nature of the railcar manufacturing industry;

•	the conversion of our railcar backlog into revenues;

•	anticipated trends relating to our shipments, leasing, railcar services, revenues, financial condition or results of operations;

•	our ability to manage overhead and variations in production rates;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the risk of being unable to market or remarket railcars for sale or lease at favorable prices or on favorable terms or at all;

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in our Annual Report on Form 10-K (the Annual Report), as well as the risks and uncertainties discussed elsewhere in the Annual Report and in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

The North American railcar market has been, and we expect it to continue to be, highly cyclical. Industry-wide demand for tank railcars continues to be strong while demand for most other railcar types remains weak. While industry-wide orders for tank railcars during the first quarter of 2013 were at their highest level in the past 8 years, we are being selective on which tank railcar orders to accept. In addition, consistent with industry expectations, we anticipate the plastic pellet demand for hopper railcars to strengthen late in 2013 for delivery into 2014 through 2016. We cannot assure you that the tank railcar market will continue to operate at historically strong levels, that demand for any other railcar types will improve, or that our railcar orders and shipments will track industry-wide trends.

In the first quarter of 2013, we experienced another strong quarter of earnings after a record setting fourth quarter. During the first quarter of 2013, we shipped approximately 1,900 railcars, 13.6% lower than that of the same period in 2012. The decrease in volumes was driven predominately by softness in the covered hopper market, partially offset by improved volumes for tank railcars. Our earnings continue to benefit from a favorable railcar production mix of more tank railcars, improved general market conditions for tank railcars and our growing fleet of leased railcars. On a consolidated basis, the gross profit margin on our manufacturing segment increased to 20.7% in the first quarter of 2013 compared to 16.3% in the same period of 2012. In addition to the covered hopper market, industry demand is soft with respect to other railcar types that the Company does not manufacture but that impacts our domestic joint ventures. Our earnings continue to benefit from vertical integration projects that we implemented over the past several years.

As of March 31, 2013, we have a backlog of approximately 6,400 railcars including approximately 2,080 railcars for lease customers. In response to changes in customer demand, we continue to adjust production rates as needed at our railcar manufacturing facilities.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Consolidated Results

	For the Three Months Ended March 31,		$	%
	2013	2012	Change	Change
	(in thousands)
Revenues:
Manufacturing	$172,975	$164,313	$8,662	5.3
Railcar leasing	6,543	1,380	5,163	374.1
Railcar services	15,592	15,906	(314)	(2.0)

Total revenues	195,110	181,599	13,511	7.4
Cost of revenues:
Manufacturing	(137,123)	(137,561)	438	0.3
Railcar leasing	(2,904)	(741)	(2,163)	(291.9)
Railcar services	(12,589)	(12,928)	339	2.6

Total cost of revenues	(152,616)	(151,230)	(1,386)	(0.9)
Selling, general and administrative	(11,265)	(6,564)	(4,701)	(71.6)

Earnings from operations	31,229	23,805	7,424	31.2

Revenues

Our total consolidated revenues for the three months ended March 31, 2013 increased by 7.4% compared to the same period in 2012. This increase was due to increased revenues from our manufacturing and railcar leasing segments, partially offset by lower railcar service revenue. During the three months ended March 31, 2013, we shipped approximately 1,370 railcars, which excludes approximately 530 railcars built for our lease fleet, compared to approximately 1,740 railcars for the same period of 2012, which excludes approximately 460 railcars built for our lease fleet.

Manufacturing revenues increased in the first quarter of 2013 by 5.3% compared to the same period in 2012. This change was due to a 32.3% increase driven primarily by a higher mix of tank railcars, which generally sell at higher prices due to more material and labor content, and improved general market conditions for tank railcars. This increase was partially offset by a decrease of 20.0% due to lower volumes of railcar shipments for direct sale, and a decrease of 7.0% due to lower revenues from certain material cost changes that we pass through to customers, as discussed below.

Leasing revenues increased due to an increase in the number of railcars leased to customers as the lease fleet grew from 950 railcars at March 31, 2012 to 3,120 railcars at March 31, 2013.

The decrease in railcar services revenue for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to an unfavorable mix of repair projects performed in 2013, partially offset by an increase in certain repair projects performed at our hopper railcar manufacturing facility in 2013.

Cost of revenues

Our total consolidated cost of revenues for the three months ended March 31, 2013 increased by 0.9% compared to the same period in 2012. This increase was primarily due to increases in our railcar leasing segment. Costs of revenues increased for our railcar leasing segment primarily as a result of an increase in our lease fleet, as discussed above. Cost of revenues decreased for our manufacturing segment by 0.3% in the first quarter of 2013 compared to the same period in 2012 while revenues for the segment increased. This decrease was a result of a decrease of 19.7% due to lower volumes of railcar shipments for direct sale, as discussed above, and a decrease of 8.4% resulting from lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our sales contracts include provisions to adjust prices for increases and decreases in the cost of most raw materials and components on a dollar for dollar basis. The combination of these two decreases were partially offset by a 27.8% increase in cost of revenues driven by a shift in production to a higher mix of tank railcars, which generally have more material and labor content.

The decrease in railcar services cost of revenues for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to the unfavorable mix of repair projects performed during 2013, partially offset by certain repair projects performed at our hopper railcar manufacturing facility in 2013, as discussed above.

Selling, general and administrative expenses

Our total selling, general and administrative costs increased by 71.6% for the first quarter of 2013 compared to the same period in 2012. Approximately 63.3% of this increase was attributable to a $4.2 million increase in share-based compensation, which fluctuates with our stock price. In the first quarter of 2013, our stock price increased approximately $15 per share compared to the stock price remaining flat during the same period in 2012.

Interest expense

Our total consolidated interest expense in the first quarter decreased by 41.5% in 2013 compared to 2012 as a result of a lower interest rate secured on the lease fleet financing, discussed further in the liquidity and capital resources section below, and the voluntary early redemption of our 7.5% senior unsecured notes. Our average debt balance in the first quarter of 2013 was $231.9 million with a weighted average interest rate of 5.1% compared to an average debt balance of $275.0 million during the same period in 2012 with a weighted average interest rate of 7.5%.

Loss on debt extinguishment

During the three months ended March 31, 2013, we redeemed $175.0 million of the aggregate principal amount of our Notes, resulting in a $0.4 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the Notes.

Other income

Other income of $2.0 million was recognized in the first quarter of 2013 primarily due to realized gains on the sale of short-term investments.

Earnings (loss) from Joint Ventures

Our earnings (loss) from joint ventures were as follows:

	Three Months Ended March 31,
	2013	2012	Change
Ohio Castings	$(78)	$808	$(886)
Axis	(612)	(136)	(476)
Amtek Railcar - India	(283)	(259)	(24)

Total Loss from Joint Ventures	$(973)	$413	$(1,386)

Our joint venture loss was $1.0 million for the three months ended March 31, 2013 compared to income of $0.4 million for the same period in 2012. The decrease was attributable primarily to our share of Ohio Castings Company, LLC (Ohio Castings) and Axis LLC’s (Axis) losses. In the first quarter of 2013, Ohio Castings experienced losses of $0.1 million compared to income of $0.8 million for the same period in 2012 while Axis recorded a loss of $0.6 million in the first quarter of 2013 compared to a loss of $0.1 million in the same period of 2012. Both Axis’ and Ohio Castings’ production levels decreased on weak railcar demand compared to the prior year for railcar types other than tank railcars.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2013 was $11.6 million, or 39.3% of our earnings before income taxes, compared to $7.9 million, or 39.6% of our earnings before income taxes for the same period in 2012. The estimated tax rate fluctuates on a quarterly basis depending on the mix of income or loss in the U.S. versus foreign countries.

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

	Three Months Ended March 31,
	2013			2012
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$172,975	$55,408	$228,383	$164,313	$47,549	$211,862	$16,521
Railcar Leasing	6,543	—	6,543	1,380	—	1,380	5,163
Railcar Services	15,592	49	15,641	15,906	29	15,935	(294)
Eliminations	—	(55,457)	(55,457)	—	(47,578)	(47,578)	(7,879)

Total Consolidated	$195,110	$—	$195,110	$181,599	$—	$181,599	$13,511

Earnings (Loss) from Operations
Manufacturing	$33,979	$9,782	$43,761	$25,152	$8,922	$34,074	$9,687
Railcar Leasing	2,163	4	2,167	596	6	602	1,565
Railcar Services	2,305	43	2,348	2,343	(6)	2,337	11
Corporate	(7,218)	—	(7,218)	(4,286)	—	(4,286)	(2,932)
Eliminations	—	(9,829)	(9,829)	—	(8,922)	(8,922)	(907)

Total Consolidated	$31,229	$—	$31,229	$23,805	$—	$23,805	$7,424

	Three Months Ended March 31,
	2013	2012
Operating Margins
Manufacturing	19.2%	16.1%
Railcar Leasing	33.1%	43.6%
Railcar Services	15.0%	14.7%
Total Consolidated	16.0%	13.1%

Manufacturing

Our manufacturing revenues, including an estimate of revenues for railcars built for our lease fleet, increased to $228.4 million for the three months ended March 31, 2013 from $211.9 million for the same period in 2012. During the first quarter of 2013, we shipped approximately 1,900 railcars, including approximately 530 railcars built for our lease fleet, compared to approximately 2,200 railcars for the same period of 2012, including approximately 460 railcars built for our lease fleet. The primary reasons for the increase in revenues were a higher mix of tank railcars shipped, which generally sell at higher prices due to more material and labor content, and improved general market conditions for tank railcars, partially offset by lower overall railcar shipments and lower revenues from certain material cost changes that we pass through to customers, as discussed above. The decrease in railcar shipments for the segment was primarily driven by softer demand for hopper railcars, partially offset by improved demand for tank railcars. Manufacturing revenues for the three months ended March 31, 2013 included estimated revenues of $55.4 million relating to railcars built for our lease fleet, compared to $47.5 million for the same period in 2012. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented approximately 27.9% of our railcar shipments for the first quarter of 2013 compared to 20.9% for the same period in 2012.

During the third quarter of 2012, we began manufacturing and selling railcars to AEP Leasing LLC (AEP) on a purchase order basis, following the assignment to AEP of all unfilled purchase orders previously placed by American Railcar Leasing LLC (ARL). For the three months ended March 31, 2013, manufacturing revenues included direct sales of railcars to AEP totaling $62.8 million, or 32.2% of our total consolidated revenues, compared to no revenues in direct sales to ARL and AEP for the same period of 2012. In addition, we recorded $0.2 million of sales of railcar components to ACF Industries LLC (ACF), compared to zero for the same period in 2012. AEP, ARL and ACF are affiliates of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder.

Earnings from operations for manufacturing, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our leasing segment, increased to $43.8 million for the three months ended March 31, 2013 compared to $34.1 million for the same period in 2012. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $9.8 million for the three months ended March 31, 2013, compared to $8.9 million for the same period in 2012, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from manufacturing increased to 19.2% for the first quarter of 2013 from 16.1% for the same period in 2012. These increases were due primarily to improved sales mix, as discussed above, and operating leverage and efficiencies as a result of higher tank railcar production volumes, partially offset by softer hopper railcar volumes. We also continue to benefit from cost savings achieved by the vertical integration projects put in place during the past several years.

Railcar Leasing

Our railcar leasing revenues for the three months ended March 31, 2013 increased to $6.5 million from $1.4 million for the same period in 2012. The increase in revenues was driven by an increase in railcars on lease with third parties, as discussed above.

Earnings from operations for railcar leasing, which include an allocation of selling, general and administrative costs, increased to $2.2 million for the three months ended March 31, 2013 compared to $0.6 million for the same period in 2012. Operating margin from railcar leasing decreased to 33.1% for the three months ended March 31, 2013 from 43.6% for the same period in 2012. Although the operating margin was lower due to higher expenses, earnings were substantially higher as a result of a significant increase in the number of railcars on lease.

Railcar Services

Our railcar services revenues for the three months ended March 31, 2013 decreased to $15.6 million compared to $15.9 million for the same period in 2012. The decrease was primarily due to an unfavorable mix of repair projects performed in 2013, partially offset by certain repair projects performed in 2013 at our hopper railcar manufacturing facility.

For the three months ended March 31, 2013, our railcar services revenues included transactions with ARL totaling $4.6 million, or 2.4% of our total consolidated revenues, compared to $5.2 million, or 2.8% of our total consolidated revenues, for the same period in 2012.

Earnings from operations and operating margins for railcar services, which include an allocation of selling, general and administrative costs, were flat for the first quarter of both 2013 and 2012.

BACKLOG

We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of March 31, 2013, our total backlog was approximately 6,400 railcars, of which approximately 4,320 railcars with an estimated market value of $558.3 million were orders for direct sale and approximately 2,080 railcars with an estimated market value of $262.3 million were orders for railcars that will be subject to lease. Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value. As of March 31, 2013, approximately 65% of the railcars in our backlog are expected to be delivered during 2013, of which 45% were for direct sale and 20% were for lease. The remaining 35% of the railcars in our backlog are scheduled to be delivered in 2014. As of December 31, 2012, our total backlog was approximately 7,060 railcars, of which approximately 5,250 railcars with an estimated market value of $662.8 million were orders for direct sale and approximately 1,810 railcars with an estimated market value of $227.0 million were orders for railcars that will be subject to lease.

Railcars for Sale. As of March 31, 2013, approximately 67% of the total number of railcars in our backlog were railcars for direct sale. Estimated market value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliate, AEP, accounted for 24% of the total number of railcars in our backlog as of March 31, 2013.

Railcars for Lease. As of March 31, 2013, we estimate that 33% of the total number of railcars in our backlog are for lease, subject to firm orders.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had net working capital of $127.6 million, including $56.0 million of cash and cash equivalents. As of March 31, 2013, we had $149.7 million of debt outstanding under our lease fleet financing. Under our lease fleet financing, we have availability of up to $49.8 million, which we expect to draw upon in the second quarter of 2013.

Outstanding and Available Debt

Senior unsecured notes

In February 2007, we issued the Notes in an outstanding principal amount of $275.0 million. In September 2012, we completed a voluntary partial early redemption of $100.0 million of the Notes at a rate of 101.875% of the principal amount, plus any accrued and unpaid interest. On March 1, 2013, we completed a voluntary early redemption of the remaining $175.0 million of Notes outstanding at a redemption rate of 100.0% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

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

In conjunction with this financing, we made an initial draw during December 2012 of $100.0 million, resulting in net proceeds of approximately $98.4 million. During February 2013, we made a second draw of $50.0 million under this lease fleet financing, resulting in net proceeds of $49.8 million. After the second draw, the borrowed amount was $150.0 million. We expect to make an additional draw of up to $49.8 million under our lease fleet financing in the second quarter of 2013. Principal and interest payments are due monthly beginning March 15, 2013. Principal payments are made monthly based on an annual rate of 3.33% of the borrowed amount, with any remaining balance payable on February 27, 2018. The terms of the lease fleet financing contain certain covenants, all of which we were in compliance with as of March 31, 2013.

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

Cash Flows

The following table summarizes our change in cash and cash equivalents:

	Three Months Ended
	March 31,
	2013	2012	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$18,576	$7,649	$10,927
Investing activities	(36,697)	(41,954)	5,257
Financing activities	(130,878)	—	(130,878)
Effect of exchange rate changes on cash and cash equivalents	(42)	20	(62)

Decrease in cash and cash equivalents	$(149,041)	$(34,285)	$(114,756)

Net Cash Provided by Operating Activities

Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.

Our net cash provided by operating activities for the three months ended March 31, 2013 was $18.6 million compared to $7.6 million for the same period in 2012. The majority of the change is a result of higher earnings during 2013 driven by higher mix of tank railcars and increased earnings from our leasing business segment. The remainder of the increase in cash provided by operations is the impact of non-cash items including an increase in depreciation expense driven by more lease railcars in the lease fleet, an increase in provision for deferred income taxes due to more lease railcars added to the lease fleet and the extension of the bonus depreciation tax law and an increase in share-based compensation expense, which fluctuates with our stock price as discussed above, and other smaller items, partially offset by changes in working capital.

Net Cash Used In Investing Activities

Our net cash used in investing activities for the three months ended March 31, 2013 was $36.7 million compared to $42.0 million in the same period in 2012. The decrease was a result of the sale of short term investments during the first quarter of 2013 resulting in proceeds of $12.7 million, partially offset by increased spending on capital projects and further expansion of our lease fleet.

Net Cash Used In Financing Activities

Our net cash used in financing activities for the three months ended March 31, 2013 was $130.9 million compared to zero in the same period in 2012. The cash used for financing activities in 2013 was a result of the voluntary redemption of the remaining $175 million of principal on our Senior Unsecured Notes in the first quarter of 2013, partially offset by a draw of $50 million under our Lease Fleet Financing Term Loan. We additionally paid dividends totaling $5.3 million during the first quarter of 2013.

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

Capital expenditures for the three months ended March 31, 2013 were $43.6 million for manufacturing railcars for lease to others and $6.1 million for capitalized projects that maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2013 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.

Future Liquidity

Given our strategic emphasis on growing our lease fleet and the capital required to manufacture railcars for lease for which we currently have firm orders, we expect that our longer term cash needs will require additional capital over and above our existing cash balance of $56.0 million plus anticipated cash from operations. We expect to make an additional draw of up to $49.8 million under our lease fleet financing in the second quarter of 2013. Our anticipated cash flows from operations may be impacted by the number of railcar orders and shipments, our production rates, and the state of the credit markets and the overall economy. Our future liquidity may also be impacted by the number of new railcar orders for lease versus sale.

Our long-term liquidity is contingent upon future operating performance, our ability to continue to meet our financial covenants under our lease fleet financing and any other indebtedness we may enter into, and our ability to repay or refinance our indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet. These capital requirements could be substantial. We cannot assure you that we will be able to secure additional capital, on commercially reasonable terms, or at all. Failure to obtain additional capital on acceptable terms could constrain our ability to repay our indebtedness, expand our lease fleet as desired, operate our business and to continue our other development and expansion projects. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of March 31, 2013, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	2018 and beyond
	(in thousands)
Operating Lease Obligations [1]	$11,868	$1,136	$3,141	$2,166	$5,425
Lease Fleet Financing [2]	$149,671	$3,763	$9,990	$10,004	$125,914
Interest Payments on Lease Fleet Financing [2,3]	18,577	3,056	7,737	7,199	585
Pension and Postretirement Funding [4]	6,312	577	2,297	2,138	1,300
Capital Project Related [5]	6,603	6,603	—	—	—

Total	$193,031	$15,135	$23,165	$21,507	$133,224

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.
(2)	See Note 11 of the consolidated financial statements for further detail regarding the Lease Fleet Financing.
(3)	The interest rate on the lease fleet facility is LIBOR plus 2.5% and is payable monthly. At March 31, 2013, one-month LIBOR was 0.20% and was used to project interest payments into the future.
(4)	Our pension funding commitments include minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan.
(5)	Represents the costs for materials and fees paid to third parties related to various capital projects.

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

Other than operating leases, we have no other off-balance sheet arrangements

Contingencies

Refer to the updated status of contingencies and contractual obligations in Note 14 to the condensed consolidated financial statements. Our contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, for the year ended December 31, 2012.

There have been no material changes to the critical accounting policies or estimates that were included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent accounting pronouncements

We have evaluated all the recent accounting pronouncements and believe that none of them will have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks since those disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2012.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except for the legal proceedings included below, there have been not other material changes with respect to legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against us in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that we were liable for an injury that resulted during the Plaintiff’s break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, which we subsequently appealed. As a result of the appeal, the judge reduced the amount awarded to the plaintiff. In the first quarter of 2013, we filed an appeal of the revised ruling.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2012.

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

AMERICAN RAILCAR INDUSTRIES, INC.

Date: April 30, 2013	By:	/s/ James Cowan
James Cowan, President and Chief Executive Officer

	By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema Document#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE	XBRL Taxonomy Presentation Linkbase Document#

101.DEF	XBRL Taxonomy Definition Linkbase Document#

*	Filed herewith
**	Furnished herewith
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.