Form 10-Q
period 2013-06-30
American Railcar Industries, Inc.
filed 2013-08-05
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on August 5, 2013 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,585	$205,045
Short-term investments—available for sale securities	—	12,557
Accounts receivable, net	38,164	36,100
Accounts receivable, due from related parties	5,583	3,539
Inventories, net	92,988	110,075
Deferred tax assets	10,397	4,114
Prepaid expenses and other current assets	5,123	3,917
Total current assets	245,840	375,347
Property, plant and equipment, net	157,328	155,893
Railcars on operating lease, net	296,744	220,282
Deferred debt issuance costs	2,124	2,374
Goodwill	7,169	7,169
Investments in and loans to joint ventures	41,534	44,536
Other assets	7,934	4,157
Total assets	$758,673	$809,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,760	$64,971
Accounts payable, due to related parties	524	2,831
Accrued taxes	5,212	2,693
Accrued expenses	6,655	5,739
Accrued compensation	13,910	17,940
Accrued interest expense	286	4,465
Short-term debt, including current portion of long-term debt	6,618	2,755
Total current liabilities	75,965	101,394
Long-term debt, net of current portion	191,458	272,245
Deferred tax liability	78,485	53,466
Pension and post-retirement liabilities	9,104	9,518
Other liabilities	5,093	3,670
Total liabilities	360,105	440,293
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding as of both June 30, 2013 and December 31, 2012	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	160,910	130,030
Accumulated other comprehensive loss	(2,164)	(387)
Total stockholders’ equity	398,568	369,465
Total liabilities and stockholders’ equity	$758,673	$809,758
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Manufacturing (including revenues from affiliates of $19,904 and $82,982 for the three and six months ended June 30, 2013, respectively, and $10,897 for both of the same periods in 2012)	$132,242	$134,748	$305,217	$299,061
Railcar leasing	7,527	2,668	14,070	4,048
Railcar services (including revenues from affiliates of $4,546 and $9,154 for the three and six months ended June 30, 2013, respectively, and $5,832 and $11,003 for the same periods in 2012)	19,635	16,798	35,227	32,704
Total revenues	159,404	154,214	354,514	335,813
Cost of revenues:
Manufacturing	(97,709)	(106,449)	(234,832)	(244,010)
Railcar leasing	(3,301)	(1,601)	(6,205)	(2,342)
Railcar services	(14,860)	(12,740)	(27,449)	(25,668)
Total cost of revenues	(115,870)	(120,790)	(268,486)	(272,020)
Gross profit	43,534	33,424	86,028	63,793
Selling, general and administrative (including costs to a related party of $216 and $596 for the three and six months ended June 30, 2013, respectively, and $149 and $295 for the same periods in 2012)	(3,665)	(7,464)	(14,930)	(14,028)
Earnings from operations	39,869	25,960	71,098	49,765
Interest income (including income from related parties of $676 and $1,357 for the three and six months ended June 30, 2013, respectively, and $729 and $1,474 for the same periods in 2012)	679	769	1,370	1,547
Interest expense	(1,341)	(5,090)	(4,341)	(10,216)
Loss on debt extinguishment	—	—	(392)	—
Other income (including income from a related party of $5 and $9 for the three and six months ended June 30, 2013, respectively, and $3 and $6 for the same periods in 2012)	12	16	2,008	19
Earnings (loss) from joint ventures	(804)	466	(1,777)	880
Earnings before income taxes	38,415	22,121	67,966	41,995
Income tax expense	(14,796)	(8,760)	(26,410)	(16,630)
Net earnings	$23,619	$13,361	$41,556	$25,365
Net earnings per common share—basic and diluted	$1.11	$0.63	$1.95	$1.19
Weighted average common shares outstanding—basic and diluted	21,352	21,352	21,352	21,352
Cash dividends declared per common share	$0.25	$—	$0.50	$—
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$23,619	$13,361	$41,556	$25,365
Currency translation	(410)	(231)	(658)	(2)
Postretirement transactions	47	(76)	94	(152)
Short-term investment transactions	—	—	(1,213)	—
Comprehensive income	$23,256	$13,054	$39,779	$25,211
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net earnings	$41,556	$25,365
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,395	11,286
Amortization of deferred costs	313	349
Loss (Gain) on disposal of property, plant and equipment	47	(51)
Share-based compensation	3,075	2,813
Change in interest receivable, due from related parties	—	292
(Earnings) loss from joint ventures	1,777	(880)
Provision for deferred income taxes	19,297	15,948
Adjustment to provision for losses on accounts receivable	(6)	279
Items related to investing activities:
Realized gain on sale of short-term investments - available for sale securities	(2,008)	—
Items related to financing activities:
Loss on debt extinguishment	392	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,087)	13,355
Accounts receivable, due from related parties	(2,065)	(7,216)
Income taxes receivable	(64)	(966)
Inventories, net	17,034	(14,351)
Prepaid expenses and other current assets	(1,208)	(1,072)
Accounts payable	(22,200)	13,319
Accounts payable, due to affiliates	(2,307)	200
Accrued expenses and taxes	(8,612)	2,920
Other	(1,738)	(189)
Net cash provided by operating activities	54,591	61,401
Investing activities:
Purchases of property, plant and equipment	(10,927)	(5,343)
Capital expenditures - leased railcars	(80,877)	(113,513)
Proceeds from the sale of property, plant and equipment	2	148
Proceeds from the sale of short-term investments - available for sale securities	12,699	—
Proceeds from repayments of loans by joint ventures	1,300	164
Investments in and loans to joint ventures	(116)	(366)
Net cash used in investing activities	(77,919)	(118,910)
Financing activities:
Repayments of long-term debt	(176,765)	—
Proceeds from long-term debt	99,841	—
Payment of common stock dividends	(10,676)	—
Debt issuance costs	(413)	—
Net cash used in financing activities	(88,013)	—
Effect of exchange rate changes on cash and cash equivalents	(119)	(12)
Decrease in cash and cash equivalents	(111,460)	(57,521)
Cash and cash equivalents at beginning of period	205,045	307,172
Cash and cash equivalents at end of period	$93,585	$249,651
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
For the fair value of the Company’s short-term investments, outstanding debt, and share-based compensation refer to Notes 4, 11, and 15, respectively.
Note 4 — Short-term Investments — Available for Sale Securities
As of December 31, 2012, Longtrain held approximately 0.8 million shares of Greenbrier common stock that had been purchased in the open market. These shares were sold during the first quarter of 2013 for approximately $12.7 million, resulting in a realized gain of $2.0 million that was recorded in other income on the condensed consolidated statements of operation. The fair value of the shares of Greenbrier that were held by the Company as of December 31, 2012 was $12.6 million and such shares were classified as a Level 1 fair value measurement as defined by U.S. GAAP and the fair value hierarchy. See Note 16 for the amount of unrealized gain on the shares during the six months ended June 30, 2013.
Note 5 — Accounts Receivable, net
Accounts receivable, net, consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Accounts receivable, gross	$38,225	$36,755
Less allowance for doubtful accounts	(61)	(655)
Total accounts receivable, net	$38,164	$36,100
Note 6 — Inventories
Inventories consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$62,233	$72,244
Work-in-process	18,782	15,877
Finished products	14,012	24,364
Total inventories	95,027	112,485
Less reserves	(2,039)	(2,410)
Total inventories, net	$92,988	$110,075

Note 7 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment.

	June 30, 2013	December 31, 2012
	(in thousands)
Operations / Corporate:
Buildings	$155,308	$151,545
Machinery and equipment	178,722	173,468
Land	3,335	3,335
Construction in process	12,773	12,156
	350,138	340,504
Less accumulated depreciation	(192,810)	(184,611)
Property, plant and equipment, net	$157,328	$155,893
Railcar Leasing:
Railcars on lease	$306,869	$225,992
Less accumulated depreciation	(10,125)	(5,710)
Railcars on operating lease, net	$296,744	$220,282
Lease agreements
The Company leases railcars to third parties under multi-year agreements. One of the leases includes a provision that allows the lessee to purchase any portion of the leased railcars at any time during the lease term for a stated market price, which approximates fair value. Railcars subject to lease agreements are classified as railcars on operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows of the Company’s cost to produce railcars shipped or to be shipped for lease.
As of June 30, 2013, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 6 months of 2013	$15,516
2014	29,409
2015	28,735
2016	27,946
2017	20,837
2018	12,579
2019 and thereafter	23,970
Total	$158,992
Depreciation expense
The following table summarizes depreciation expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Total depreciation expense	$6,860	$5,884	$13,395	$11,286
Depreciation expense on leased railcars	$2,300	$945	$4,415	$1,422

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

•	ARI is subject to various laws and regulations. No significant assessments have been made by the various regulatory agencies.

•	The railcar manufacturing industry has historically been extremely competitive. There are several competitors who are expanding their capacities.

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
After assessing the above factors, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary. Additionally, no impairment was recognized in any prior periods and there were no indicators of impairment during the quarter.
Note 9 — Investments in and Loans to Joint Ventures
As of June 30, 2013, the Company was party to the following joint ventures: Ohio Castings LLC (Ohio Castings), Axis LLC (Axis) and Amtek Railcar Industries Private Limited (Amtek Railcar). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group. The Company has a wholly-owned subsidiary, ARM I that wholly-owns ARM II. Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar, a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture.
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

	June 30, 2013	December 31, 2012
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$6,909	$7,022
Axis	25,146	27,181
Amtek Railcar	9,479	10,333
Total investments in and loans to joint ventures	$41,534	$44,536
See Note 17 for information regarding financial transactions with ARI's joint ventures.

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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Results of operations
Revenues	$12,794	$23,399	$27,282	$46,685
Gross profit	$515	$2,278	$905	$4,556
Net income (loss)	$(116)	$2,428	$(349)	$4,948
The new railcar castings market is directly related to the new railcar market, which has declined for all railcar types, except tank railcars. Thus, Ohio Castings has seen a recent decline in demand. The Company will continue to monitor its investment in Ohio Castings for impairment.
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
The balance outstanding on these loans, including interest, due to ARI Component, was $34.4 million as of June 30, 2013 and was $35.7 million as of December 31, 2012. During the six months ended June 30, 2013, $1.3 million of principal payments were received from Axis.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Results of operations
Revenues	$12,134	$16,931	$23,076	$34,118
Gross profit	$1,302	$1,467	$1,459	$2,891
Income before interest	$1,056	$1,254	$981	$2,413
Net loss	$(300)	$(206)	$(1,743)	$(529)
The new railcar axle market is directly related to the new railcar market, which has declined for all railcar types, except tank railcars. Thus, Axis has seen a recent decline in demand.
As of June 30, 2013, the investment in Axis was comprised entirely of ARI’s term loan, revolver and related accrued interest from Axis. The Company has evaluated this loan to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.
Amtek Railcar
The Company, through ARM I and ARM II, entered into an agreement with a partner in India to form a joint venture company to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility in India constructed by the joint venture. ARI’s ownership in this joint venture is 50.0%.
The Company accounts for its investment in Amtek Railcar using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Amtek Railcar that most significantly impact its economic performance. The significant factors in this determination were that the Company and its wholly-owned subsidiaries do not have the rights to the majority of returns, losses or votes and the risk of loss to the Company and subsidiaries is limited to its investment in Amtek Railcar.

In the second quarter of 2013, Amtek began production, resulting in higher interest expense compared to prior periods as a result of the joint venture ceasing capitalization of interest. Summary financial results for Amtek Railcar, the investee company, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Financial Results
Revenues	$95	$—	$95	$—
Gross profit (loss)	$(17)	$—	$(17)	$—
Loss before interest and taxes	$(238)	$(435)	$(762)	$(934)
Net loss	$(1,375)	$(435)	$(1,942)	$(952)
The Company will continue to monitor its investment in Amtek for impairment.
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

The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Liability, beginning of period	$1,220	$1,051	$1,374	$930
Provision for warranties issued during the year, net of adjustments	567	322	877	659
Adjustments to warranties issued during previous years	(43)	137	(396)	34
Warranty claims	(225)	(224)	(336)	(337)
Liability, end of period	$1,519	$1,286	$1,519	$1,286
Note 11 — Long-term Debt
2007 Senior Unsecured Notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes). On September 4, 2012, ARI completed a voluntary partial early redemption of $100.0 million of the Notes at a rate of 101.875% of the principal amount, plus any accrued and unpaid interest. The Notes bore interest at a fixed interest rate of 7.5%. At December 31, 2012, the fair value of these Notes was $176.3 million while the carrying value was $175.0 million. The fair value is based on the closing market price as of that date, which is a Level 1 input. For the definition and discussion of a Level 1 input for fair value measurement, refer to Note 3.
On March 1, 2013, ARI completed a voluntary redemption of the remaining $175.0 million of Notes outstanding at par, plus any accrued and unpaid interest. In conjunction with the redemption, the Company incurred a $0.4 million loss, which is shown as loss on debt extinguishment on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of the remaining portion of deferred debt issuance costs incurred in connection with the Notes.

2012 Lease Fleet Financing
In December 2012, Longtrain Leasing entered into a senior secured delayed draw term loan facility (Term Loan) that is secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases, and certain other assets of Longtrain Leasing. The Term Loan provided for an initial draw at closing (Initial Draw) and allowed for up to two additional draws. Upon closing, the Initial Draw was $98.4 million, net of fees and expenses. As of December 31, 2012, the outstanding principal balance on the Term Loan, including the current portion, was $100.0 million.
During the first half of 2013, ARI made two additional draws amounting to $99.8 million in aggregate under the Term Loan, fully utilizing the capacity of the Term Loan. The additional draws during 2013 resulted in proceeds received of $99.4 million, net of fees and expenses. As of June 30, 2013, the outstanding principal balance on the Term Loan, including the current portion, was $198.1 million.
The fair value of the Term Loan was $198.1 million and $100.0 million as of June 30, 2013 and December 31, 2012, respectively, and is based upon estimates by various banks determined by trading levels on the date of measurement using a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy. For the definition and discussion of a Level 2 input for fair value measurement, refer to Note 3.
The Term Loan, which matures on February 27, 2018, bears interest at one-month LIBOR plus 2.5%, for a rate of 2.7% as of June 30, 2013, subject to an alternative fee as set forth in the credit agreement, and is payable on the 15th of each month (Payment Date). The interest rate increases by 2.0% following certain events of default. The Company is required to pay principal at an annual rate of 3.33% of the borrowed amount via monthly payments that are due on the Payment Date, which commenced on March 15, 2013, with any remaining balance payable on the final scheduled maturity date. The Term Loan may be prepaid at any time without premium or penalty, other than customary LIBOR breakage fees. Longtrain Leasing is required to maintain a loan to value ratio of at least 75% of the Net Aggregate Equipment Value, as defined in the Term Loan. The Term Loan contains restrictive covenants that limit Longtrain Leasing’s ability to, among other things, incur additional debt, issue additional equity, sell certain assets, grant certain liens on its assets, make certain restricted payments, acquisitions and investments, and enter into certain significant transactions with stockholders and affiliates. Additionally, the Term Loan requires Longtrain Leasing to comply with a Debt Service Coverage Ratio, as defined in the credit agreement, of 1.05 to 1.0, measured quarterly on a three-quarter trailing basis beginning on September 30, 2013, and subject to up to a 75 day cure period. Certain covenants, including those that restrict Longtrain Leasing’s ability to incur additional indebtedness and issue equity, become more restrictive if Longtrain Leasing’s debt service coverage ratio, as defined, is less than 1.2 to 1.0 on or after September 30, 2013.

The Term Loan also obligates Longtrain Leasing and ARI to maintain ARI’s separateness and to ensure that the collections from the railcar leases along with the railcars that secure the Term Loan are managed in accordance with the credit agreement. Additionally, ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain Leasing in good faith and without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease Longtrain Leasing’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the credit agreement) when they are not Eligible Units, subject to limitations on liability set forth in the credit agreement. The Company was in compliance with all of its covenants under the Term Loan as of June 30, 2013.
The Term Loan is secured by a first lien on substantially all assets of Longtrain Leasing, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. As of June 30, 2013 and December 31, 2012, the net book value of the railcars that were pledged as part of the Term Loan were $223.8 million and $112.0 million, respectively. The future contractual minimum rental revenues related to the railcars pledged as of June 30, 2013 are as follows (in thousands):

Remaining 6 months of 2013	$12,446
2014	24,892
2015	24,549
2016	23,761
2017	16,651
2018	9,023
2019 and thereafter	17,462
Total	$128,784

The remaining principal payments under existing debt agreements as of June 30, 2013 are as follows:

Remaining 6 months of 2013	$3,300
2014	6,655
2015	6,655
2016	6,673
2017	6,655
2018	168,138
Total	$198,076
Note 12 — Income Taxes
The statute of limitation on the Company’s 2008 federal income tax return expired on April 14, 2013. The Company’s federal income tax returns for tax years 2009 and beyond remain subject to examination, with the latest statute expiring in September 2016. The Company’s 2009 and 2011 returns are being reviewed by the IRS due to the carryback of a net operating loss from 2011.
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
Note 13 — Employee Benefit Plans
The Company is the sponsor of three defined benefit plans that are frozen and no additional benefits are accruing thereunder. Two of the Company's defined benefit pension plans cover certain employees at designated repair facilities. The assets of these defined benefit pension plans are held by independent trustees and consist primarily of equity and fixed income securities. The Company also sponsors an unfunded, non-qualified supplemental executive retirement plan that covers several of the Company's current and former employees.
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
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Service cost	$50	$48	$99	$96
Interest cost	220	234	441	468
Expected return on plan assets	(278)	(253)	(557)	(506)
Amortization of net actuarial loss/prior service cost	194	178	388	356
Net periodic cost recognized	$186	$207	$371	$414

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Service cost	$1	$—	$1	$1
Interest cost	1	1	2	2
Amortization of net actuarial gain/prior service credit	(117)	(118)	(234)	(236)
Net periodic benefit recognized	$(115)	$(117)	$(231)	$(233)
The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.
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
On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that the Company was liable for an injury that resulted during the Plaintiff’s break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff. After an initial appeal of this ruling, the judge reduced the amount awarded to the plaintiff, which was fully accrued as of June 30, 2013 and December 31, 2012. In the first quarter of 2013, the Company filed an appeal of the revised ruling.
The Company has various agreements with and commitments to related parties. See Note 17 for further detail.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.

Note 15 — Share-Based Compensation
The Company accounts for share-based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan), based on the fair values calculated using the Monte Carlo and Black-Scholes-Merton (Black-Scholes) models. Share-based compensation is expensed using a graded vesting method over the vesting period of the instrument. The fair value of the liability associated with share-based compensation as of June 30, 2013 is based on the fair value components used to calculate the Black-Scholes value, including the Company’s closing market price, as of that date and is considered a Level 2 input. For the definition and discussion of a Level 2 input for fair value measurement, refer to Note 3.
Stock appreciation rights
The compensation committee of the Company’s board of directors granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan during April 2008, September 2008, March 2009, March 2010, May 2011, and February 2012. The following table presents the amounts incurred by ARI for share-based compensation and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Share-based compensation expense (income)
Cost of revenues: Manufacturing	$(538)	$397	$494	$562
Cost of revenues: Railcar services	(253)	86	32	80
Selling, general and administrative	(2,142)	1,634	2,549	2,171
Total share-based compensation expense (income)	$(2,933)	$2,117	$3,075	$2,813
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
The fair value of all unexercised SARs is determined at each reporting period under the Monte Carlo and Black-Scholes models based on the inputs in the table below, which project that the specific performance target for applicable grants will be fully met. The fair value of the SARs is expensed on a graded vesting basis over the vesting period, which is in equal increments on the respective anniversaries of the grant date. Changes in the fair value of vested SARs are expensed in the period of change. The following table provides an analysis of SARs granted in 2012, 2011, 2010, 2009, and 2008 and assumptions that were used as of June 30, 2013 in the Black-Scholes model:

	Grant Date
	2/24/2012	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008
SARs outstanding as of June 30, 2013	135,828	134,655	42,073	10,075	1,550
Vested & Exercisable	7,235	59,757	42,073	10,075	1,550
Vesting period	3 years	3 years	3 years	4 years	4 years
Expiration Dates	2/24/2019	5/9/2018	3/31/2017 & 5/14/2017	3/3/2016	4/28/2015
Weighted average exercise price	$29.31	$24.45	$13.24	$6.71	$20.88
Expected volatility range	57.3% - 58.8%	55.4% - 57.3%	55.5%	45.9%	46.1%
Expected life range (in years)	2.8 - 3.6	2.4 - 2.8	1.9	1.3	0.9
Risk-free interest rate	0.7%	0.4% - 0.7%	0.4%	0.2%	0.2%
Expected Dividend yield	3.0%	3.0%	3.0%	3.0%	3.0%
Forfeiture Rate on unvested SARs	2.0%	2.0%	N/A	N/A	N/A
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
As of June 30, 2013, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $0.9 million and were expected to be recognized over a weighted average period of 16 months.
Note 16 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance December 31, 2011	$—	$1,283	$(2,481)	$(1,198)
Currency translation	—	(2)	—	(2)
Reclassifications related to pension and postretirement plans, net of tax effect of $94 (1)	—	—	(152)	(152)
Balance June 30, 2012	$—	$1,281	$(2,633)	$(1,352)

Balance December 31, 2012	$1,213	$1,562	(3,162)	$(387)
Currency translation	—	(658)	—	(658)
Unrealized gain on available for sale securities, net of tax effect of $51	93	—	—	93
Reclassifications related to pension and postretirement plans, net of tax effect of $60 (1)	—	—	94	94
Reclassifications related to available for sale securities, net of tax effect of $702 (2)	(1,306)	—	—	(1,306)
Balance June 30, 2013	$—	$904	(3,068)	$(2,164)

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
Manufacturing services agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. For both the three and six months ended June 30, 2013 and 2012, ARI purchased less than $0.1 million of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

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
Revenues of $3.2 million and $3.4 million for the three and six months ended June 30, 2013, respectively, were recorded under this agreement for sales of railcar components to ACF and for royalties on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
Agreements with ARL
The Company has or had the following agreements with ARL, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Railcar services agreement
In April 2011, the Company entered into a railcar services agreement with ARL (the Railcar Services Agreement). Under the Railcar Services Agreement, ARI provides ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices. The Railcar Services Agreement has a term of three years and will automatically renew for additional one year periods unless either party provides at least sixty days prior written notice of termination.
Revenues of $4.6 million and $5.8 million for the three months ended June 30, 2013 and 2012, respectively, and $9.2 million and $11.0 million for the first six months during 2013 and 2012, respectively, were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.
Railcar orders
The Company has from time to time manufactured and sold railcars to ARL under long-term agreements as well as on a purchase order basis. In the third quarter of 2012, all unfilled purchase orders previously placed by ARL were assigned to AEP Leasing LLC (AEP), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Revenues for railcars sold to ARL were $10.9 million for both the three and six months ended June 30, 2012 and are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.

Railcar management agreement
On February 29, 2012, the Company entered into a Railcar Management Agreement with ARL, pursuant to which the Company engaged ARL to sell or lease ARI’s railcars in certain markets, subject to the terms and conditions of the agreement. The agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties. In December 2012, Longtrain Leasing entered into a similar agreement with ARL that terminates in August 2018 (collectively the Railcar Management Agreements).
The Railcar Management Agreements also provide that ARL will manage the Company’s and Longtrain Leasing's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreements were unanimously approved by the independent directors of the Company’s special committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.
Total lease origination and management fees incurred were $0.5 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and $1.0 million and $0.7 million for the first six months of 2013 and 2012, respectively. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of zero and $0.2 million were incurred for the three and six months ended June 30, 2013, respectively, compared to zero sales commissions for both of the same periods in 2012. These costs are included in selling, general and administrative costs to affiliates on the condensed consolidated statements of operations. These costs are included in the earnings from operations of the manufacturing segment.
Agreements with AEP
The Company has the following agreements with AEP, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:

Railcar orders
As discussed above, in the third quarter 2012, ARL assigned all its unfilled purchase orders to AEP. At that time, the Company began manufacturing and selling railcars to AEP on a purchase order basis. Revenues from railcars sold to AEP were $16.7 million and $79.5 million for the three and six months ended June 30, 2013. Revenues from railcars sold to AEP are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are no less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the Company’s audit committee.
Agreements with other related parties
The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The balance outstanding on these loans, due to ARI Component, was $34.4 million and $35.7 million as of June 30, 2013 and December 31, 2012, respectively. See Note 9 for further information regarding this transaction and the terms of the underlying loan.
Effective January 1, 2010, ARI entered into a services agreement to provide Axis various administrative services such as accounting, tax, human resources and purchasing assistance for an annual fee of $0.3 million, payable in equal monthly installments. This agreement had an initial term of one year and automatically renews for a one-year period unless written notice is received from either party.
Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the board of directors. In exchange for this service, Mr. Unger receives an annual director fee of $65,000 that is payable quarterly, in advance.
The Company leases one of its parts manufacturing facilities from an entity owned by Mr. Unger. Expenses paid for this facility were $0.1 million for both the three months ended June 30, 2013 and 2012 and $0.2 million for the first six months of 2013 and 2012. These costs are included in cost of revenues from manufacturing on the consolidated statements of operations. The Company is required to pay all tax increases assessed or levied upon the property and the cost of the utilities, as well as repair and maintain the facility. The lease, which extends through January 2016, was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease was no less favorable than those that could have been obtained from an independent third party.
On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by Mr. Unger. The lease is for ARI’s headquarters location in St. Charles, Missouri that it previously leased through ARL under a services agreement with ARL, which expired December 31, 2010. The term under this lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.1 million for both the three months ended June 30, 2013 and 2012 and $0.3 million for both the first six months of 2013 and 2012. These fees are included in selling, general and administrative costs on the condensed consolidated statements of operations as costs to a related party. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease was no less favorable than those that could have been obtained from an independent third party.

ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. MWR collected scrap material totaling $1.6 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively and $3.3 million and $5.1 million for the first six months of 2013 and 2012, respectively. This agreement was entered into at arm’s-length and was approved by the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those that could have been obtained from an independent third party.
Icahn Sourcing, LLC (“Icahn Sourcing”), was an entity formed by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2012. The Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement in 2012.

Effective January 1, 2013 Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, ARI acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. A number of other entities with which Carl Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses in 2013. During both the three and six months ended June 30, 2013, less than $0.1 million of fees were incurred as a member of the Insight Portfolio Group. These charges were included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with related parties
Cost of revenues for manufacturing included $21.7 million and $26.2 million for the three months ended June 30, 2013 and 2012, respectively, and $40.1 million and $49.5 million for the first six months of 2013 and 2012, respectively, in railcar components purchased from joint ventures.
Inventory as of June 30, 2013 and December 31, 2012, included $6.6 million and $3.3 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.
Note 18 — Operating Segment and Sales and Credit Concentrations
ARI operates in three reportable segments: manufacturing, railcar leasing and railcar services. These reportable segments are organized based upon a combination of the products and services offered and performance is evaluated based on revenues and segment earnings (loss) from operations.
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
Segment Financial Results
The information in the following table is derived from the segments’ internal financial reports used by the Company’s management for purposes of assessing segment performance and for making decisions about allocation of resources.

	Revenues			Earnings (Loss) from Operations
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
Three Months Ended June 30, 2013
Manufacturing	$132,242	$45,083	$177,325	$32,780	$10,126	$42,906
Railcar Leasing	7,527	—	7,527	3,645	8	3,653
Railcar Services	19,635	46	19,681	4,083	(41)	4,042
Corporate/Eliminations	—	(45,129)	(45,129)	(639)	(10,093)	(10,732)
Total Consolidated	$159,404	$—	$159,404	$39,869	$—	$39,869
Three Months Ended June 30, 2012
Manufacturing	$134,748	$84,540	$219,288	$26,334	$14,346	$40,680
Railcar Leasing	2,668	—	2,668	1,021	7	1,028
Railcar Services	16,798	191	16,989	3,396	(44)	3,352
Corporate/Eliminations	—	(84,731)	(84,731)	(4,791)	(14,309)	(19,100)
Total Consolidated	$154,214	$—	$154,214	$25,960	$—	$25,960
Six Months Ended June 30, 2013
Manufacturing	$305,217	$100,491	$405,708	$66,759	$19,908	$86,667
Railcar Leasing	14,070	—	14,070	5,808	12	5,820
Railcar Services	35,227	95	35,322	6,388	2	6,390
Corporate/Eliminations	—	(100,586)	(100,586)	(7,857)	(19,922)	(27,779)
Total Consolidated	$354,514	$—	$354,514	$71,098	$—	$71,098
Six Months Ended June 30, 2012
Manufacturing	$299,061	$132,089	$431,150	$51,486	$23,268	$74,754
Railcar Leasing	4,048	—	4,048	1,617	13	1,630
Railcar Services	32,704	220	32,924	5,739	(50)	5,689
Corporate/Eliminations	—	(132,309)	(132,309)	(9,077)	(23,231)	(32,308)
Total Consolidated	$335,813	$—	$335,813	$49,765	$—	$49,765

Total Assets	June 30, 2013	December 31, 2012
	(in thousands)
Manufacturing	$318,352	$329,346
Railcar Leasing	362,352	263,228
Railcar Services	46,163	49,060
Corporate/Eliminations	31,806	168,124
Total Consolidated	$758,673	$809,758
Sales to Related Parties
As discussed in Note 17, ARI has numerous arrangements with related parties. As a result, from time to time, ARI offers its products and services to affiliates at terms and pricing no less favorable to ARI than the terms and pricing provided to unaffiliated third parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Manufacturing	12.5%	7.1%	23.4%	3.2%
Railcar Leasing	—%	—%	—%	—%
Railcar Services	2.9%	3.8%	2.6%	3.3%

Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10.0% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated revenues for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Manufacturing revenues from significant customers	64.8%	54.3%	63.3%	56.1%
Manufacturing accounts receivable from customers that accounted for more than 10.0% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments also had no customers that accounted for more than 10% of the consolidated receivables balance as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Manufacturing receivables from significant customers	40.9%	35.1%
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
For the three months ended June 30, 2013 and 2012, revenues of $0.1 million and $0.8 million, respectively, were recorded under these consulting agreements. For the six months ended June 30, 2013 and 2012, revenues of $0.8 million and $1.2 million, respectively, were recorded under these consulting agreements. As of June 30, 2013 and December 31, 2012, unbilled revenues of $2.9 million and $2.1 million, respectively, were due from the RDSO agreement. As of each balance sheet date presented, approximately $2.0 million and $1.4 million of the unbilled revenue for June 30, 2013 and December 31, 2012, respectively, has been recorded in prepaid expenses and other current assets with the remaining $0.9 million and 0.7 million, respectively, being recorded in other assets on the condensed consolidated balance sheets.
Note 20 — Supplemental Cash Flow Information
ARI received interest income of $1.4 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively.
ARI paid interest expense, net of capitalized interest, of $8.4 million and $10.0 million for the six months ended June 30, 2013 and 2012, respectively.
ARI paid $6.1 million and $1.6 million of taxes, net of refunds for the six months ended June 30, 2013 and 2012, respectively.
ARI paid $6.5 million and $2.1 million to employees related to SARs exercises during the six months ended June 30, 2013 and 2012, respectively.
Note 21 — Subsequent Events
On July 22, 2013, the Board of Directors of the Company declared a cash dividend of $0.25 per share of common stock of the Company to shareholders of record as of September 20, 2013 that will be paid on September 27, 2013.

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

•	anticipated production schedules for our products and the anticipated financing needs, construction and production schedules of our joint ventures;

•	the risks, impact and anticipated benefits associated with potential joint ventures, acquisitions or new business endeavors;

•	the risks associated with international operations and joint ventures;

•	the implementation, integration with other systems or ongoing management of our new enterprise resource planning system;

•	the risk of the lack of acceptance of new railcar offerings by our customers and the risk of initial production costs for our new railcar offerings being significantly higher than expected;

•	the sufficiency of our liquidity and capital resources;

•	compliance with covenants contained in our financing arrangement; and

•	the impact and costs and expenses of any litigation we may be subject to now or in the future.

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
The North American railcar market has been, and we expect it to continue to be, highly cyclical. Industry-wide demand for tank railcars continues to be strong while demand for most other railcar types remains weak. Consistent with industry expectations, we anticipate demand for hopper railcars, specifically for plastic pellet cars, to begin strengthening late in 2013 for delivery into 2014 through 2016. We cannot assure you that the tank railcar market will continue to operate at historically strong levels, that demand for covered hopper railcars, or any other railcar types, will improve, or that our railcar orders and shipments will track industry-wide trends.
In the second quarter of 2013, we experienced another strong quarter of earnings powered by the strong tank railcar market. Our earnings continue to benefit from vertical integration projects that we implemented over the past several years. During the second quarter of 2013, we shipped approximately 1,310 railcars, 41.0% lower than that of the same period in 2012. The decrease in volumes was driven predominately by softness in the covered hopper market, partially offset by improved volumes for tank railcars. Our earnings continue to benefit from a favorable railcar production mix of more tank railcars, improved general market conditions for tank railcars and our growing fleet of leased railcars. On a consolidated basis, the gross profit margin on our manufacturing segment increased to 26.1% in the second quarter of 2013 compared to 21.0% in the same period of 2012. In addition to the covered hopper market, industry demand is soft with respect to other railcar types that the Company does not manufacture but that impact our domestic joint ventures.
As of June 30, 2013, we have a backlog of approximately 6,940 railcars including approximately 2,620 railcars for lease customers. In response to changes in customer demand, we continue to adjust production rates as needed at our railcar manufacturing facilities.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012
Consolidated Results

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2013	2012	Change	Change	2013	2012	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$132,242	$134,748	$(2,506)	(1.9)	$305,217	$299,061	$6,156	2.1
Railcar leasing	7,527	2,668	4,859	182.1	14,070	4,048	10,022	247.6
Railcar services	19,635	16,798	2,837	16.9	35,227	32,704	2,523	7.7
Total revenues	$159,404	$154,214	$5,190	3.4	$354,514	$335,813	$18,701	5.6
Cost of revenues:
Manufacturing	$(97,709)	$(106,449)	$8,740	8.2	$(234,832)	$(244,010)	$9,178	3.8
Railcar leasing	(3,301)	(1,601)	(1,700)	(106.2)	(6,205)	(2,342)	(3,863)	(164.9)
Railcar services	(14,860)	(12,740)	(2,120)	(16.6)	(27,449)	(25,668)	(1,781)	(6.9)
Total cost of revenues	$(115,870)	$(120,790)	$4,920	4.1	$(268,486)	$(272,020)	$3,534	1.3
Selling, general and administrative	(3,665)	(7,464)	3,799	50.9	(14,930)	(14,028)	(902)	(6.4)
Earnings from operations	$39,869	$25,960	$13,909	53.6	$71,098	$49,765	$21,333	42.9
Revenues
Our total consolidated revenues for the three and six months ended June 30, 2013 increased by 3.4% and 5.6%, respectively, compared to the same periods in 2012. This increase for the three month period was due to increased revenues from our railcar leasing and railcar services segments, partially offset by lower manufacturing segment revenue. During the three months ended June 30, 2013, we shipped approximately 930 railcars, which excludes approximately 380 railcars built for our lease fleet, compared to approximately 1,290 railcars for the same period of 2012, which excludes approximately 910 railcars built for our lease fleet. The increase in revenues during the six month period was due to increased revenues across our three segments, driven predominately by increases in manufacturing and our railcar leasing segments. During the first six months of 2013, we shipped approximately 2,300 railcars, which excludes approximately 910 railcars built for our lease fleet, compared to approximately 3,030 railcars for the same period of 2012, which excludes approximately 1,380 railcars built for our lease fleet.
Manufacturing revenues decreased by 1.9% during the three months ended June 30, 2013 compared to the same period in 2012, while manufacturing revenues increased by 2.1% during the first half of 2013 compared to the first half of 2012. The change during the quarter was due to a 20.2% decrease on lower volumes of railcar shipments for direct sale and a decrease of 4.6% due to lower revenues from certain material cost changes that we pass through to customers, as discussed below. These declines in manufacturing revenues were partially offset by a 22.9% increase driven primarily by a higher mix of tank railcars, which generally sell at higher prices due to more material and labor content, and improved general market conditions for tank railcars. The change during the first six months of the year was due to a 28.0% increase driven primarily by a higher mix of tank railcars and improved general market conditions for tank railcars. This increase was partially offset by a decrease of 20.2% due to lower volumes of railcar shipments for direct sale, and a decrease of 5.7% due to lower revenues from certain material cost changes that we pass through to customers, as discussed below. Railcar shipments during the three and six months ended June 30, 2013 were lower than the comparable periods in 2012 due predominately to lower covered hopper railcar shipments, partially offset by increased tank railcar shipments.
Leasing revenues increased during the three and six months ended June 30, 2013 compared to the same periods in 2012 due to an increase in the number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from 1,870 railcars at June 30, 2012 to 3,500 railcars at June 30, 2013.

The increase in railcar services revenue for the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily due to an increase in certain repair projects performed at our hopper railcar manufacturing facility in 2013.
Cost of revenues
Our total consolidated cost of revenues decreased by 4.1% and 1.3% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases in both periods were primarily due to decreases in our manufacturing segment, partially offset by increases in our railcar leasing and railcar services segments. Cost of revenues decreased for our manufacturing segment by 8.2% and 3.8% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This change during the quarter was a result of a decrease of 20.0% due to lower volumes of railcar shipments for direct sale, as discussed above, and a decrease of 5.8% resulting from lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our sales contracts include provisions to adjust prices for increases and decreases in the cost of most raw materials and components on a dollar for dollar basis. The combination of these two decreases were partially offset by a 17.6% increase in cost of revenues driven by a shift in production to a higher mix of tank railcars, which generally have more material and labor content. The change during the first six months of the year was due to a decrease of 19.9% due to lower volumes of railcar shipments for direct sale, as discussed above, and a decrease of 7.0% resulting from lower material costs for key components and steel. The combination of these two decreases were partially offset by a 23.1% increase in cost of revenues driven by a shift in production to a higher mix of tank railcars.
Costs of revenues for our leasing segment increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily as a result of an increase in our lease fleet, as discussed above.
The increase in railcar services cost of revenues for the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily due to the repair projects discussed above.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative costs decreased by 50.9% for the second quarter of 2013 compared to the same period in 2012, while increasing by 6.4% for the first half of 2013 compared to the same period in 2012. The decrease during the quarter was driven by a significant decrease in our share-based compensation, which fluctuates with our stock price. In the second quarter of 2013, our stock price decreased approximately $13 per share (after an increase of $15 per share in the first quarter of 2013) compared to the stock price increasing approximately $4 per share during the same period in 2012. The significant increase in our stock price experienced in the first quarter of 2013 was partially offset by the decrease in our stock price during the second quarter of 2013, resulting in a net increase in the stock price of $2 per share. The increase in selling, general and administrative expenses during the first half of 2013 compared to the same period during 2012 was primarily a result of an increase in share-based compensation, driven by net increases in our share price during the first half of 2013.
Interest expense
Our total consolidated interest expense decreased by 73.7% and 57.5% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This decrease was a result of a lower interest rate secured on the lease fleet financing, discussed further in the liquidity and capital resources section below, and a lower average debt balance due to the voluntary early redemption of our 7.5% senior unsecured notes (Notes). Our average debt balance in the second quarter of 2013 was $165.9 million with a weighted average interest rate of 2.7% compared to an average debt balance of $275.0 million with a weighted average interest rate of 7.5% during the same period in 2012. During the first half of 2013, our average debt balance was $199.6 million with a weighted average interest rate of 4.1% compared to an average debt balance of $275.0 million with a weighted average interest rate of 7.5% during the same period in 2012.
Loss on debt extinguishment
During the six months ended June 30, 2013, we redeemed $175.0 million of the aggregate principal amount of our Notes, resulting in a $0.4 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the Notes.
Other income
Other income of $2.0 million was recognized in the first six months of 2013 primarily due to realized gains on the sale of short-term investments.

Earnings (loss) from Joint Ventures
Our earnings (loss) from joint ventures were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Ohio Castings	$(34)	$833	$(867)	$(112)	$1,641	$(1,753)
Axis	(82)	(150)	68	(694)	(285)	(409)
Amtek Railcar - India	(688)	(217)	(471)	(971)	(476)	(495)
Total Earnings (Loss) from Joint Ventures	$(804)	$466	$(1,270)	$(1,777)	$880	$(2,657)
Our joint venture loss was $0.8 million and $1.8 million for the three and six months ended June 30, 2013, respectively compared to income of $0.5 million and $0.9 million, respectively, for the same periods in 2012. The decreases in both periods were attributable primarily to our share of Ohio Castings Company, LLC (Ohio Castings) and Amtek Railcar Industries Private Limited (Amtek Railcar) losses. During the three and six months ended June 30, 2013, Amtek Railcar's loss increased compared to the same periods in 2012 as a result of production beginning and capitalization of interest ceasing during the second quarter of 2013. In the second quarter of 2013, Ohio Castings experienced break-even earnings compared to income of $0.8 million during the same period in 2012. During the first half of 2013, a loss of $0.1 million was recorded by Ohio Castings, compared to income of $1.6 million during the same period of 2012. These decreases were a result of Ohio Castings’ production levels decreasing from 2012 levels on weak railcar demand for railcar types other than tank railcars. Our Axis joint venture has also been impacted by softer demand during 2013, however this was largely offset during the second quarter of 2013 as the plant realized greater efficiency compared to the same period in 2012.
Income Tax Expense
Our income tax expense was $14.8 million, or 38.5% of our earnings before income taxes, and $26.4 million, or 38.9% of our earnings before income taxes for the three and six months ended June 30, 2013, respectively, compared to $8.8 million and $16.6 million for the same periods in 2012, or 39.6% of our earnings before income taxes in both the three and six months ended June 30, 2012. The estimated tax rate fluctuates on a quarterly basis depending on the mix of income or loss in the U.S. versus foreign countries. The Company's income tax rate was also affected by the domestic production activities deduction, settlements reached with taxing authorities, and statutes lapsing.

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

	Three Months Ended June 30,
	2013			2012
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$132,242	$45,083	$177,325	$134,748	$84,540	$219,288	$(41,963)
Railcar Leasing	7,527	—	7,527	2,668	—	2,668	4,859
Railcar Services	19,635	46	19,681	16,798	191	16,989	2,692
Eliminations	—	(45,129)	(45,129)	—	(84,731)	(84,731)	39,602
Total Consolidated	$159,404	$—	$159,404	$154,214	$—	$154,214	$5,190
Earnings (Loss) from Operations
Manufacturing	$32,780	$10,126	$42,906	$26,334	$14,346	$40,680	$2,226
Railcar Leasing	3,645	8	3,653	1,021	7	1,028	2,625
Railcar Services	4,083	(41)	4,042	3,396	(44)	3,352	690
Corporate/Eliminations	(639)	(10,093)	(10,732)	(4,791)	(14,309)	(19,100)	8,368
Total Consolidated	$39,869	$—	$39,869	$25,960	$—	$25,960	$13,909

	Six Months Ended June 30,
	2013			2012
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$305,217	$100,491	$405,708	$299,061	$132,089	$431,150	$(25,442)
Railcar Leasing	14,070	—	14,070	4,048	—	4,048	10,022
Railcar Services	35,227	95	35,322	32,704	220	32,924	2,398
Eliminations	—	(100,586)	(100,586)	—	(132,309)	(132,309)	31,723
Total Consolidated	$354,514	$—	$354,514	$335,813	$—	$335,813	$18,701
Earnings (Loss) from Operations
Manufacturing	$66,759	$19,908	$86,667	$51,486	$23,268	$74,754	$11,913
Railcar Leasing	5,808	12	5,820	1,617	13	1,630	4,190
Railcar Services	6,388	2	6,390	5,739	(50)	5,689	701
Corporate/Eliminations	(7,857)	(19,922)	(27,779)	(9,077)	(23,231)	(32,308)	4,529
Total Consolidated	$71,098	$—	$71,098	$49,765	$—	$49,765	$21,333

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Margins
Manufacturing	24.2%	18.6%	21.4%	17.3%
Railcar Leasing	48.5%	38.5%	41.4%	40.3%
Railcar Services	20.5%	19.7%	18.1%	17.3%
Total Consolidated	25.0%	16.8%	20.1%	14.8%

Manufacturing
Our manufacturing revenues, including an estimate of revenues for railcars built for our lease fleet, decreased by $42.0 million and $25.4 million for the three and six months ended June 30, 2013 compared to the same periods in 2012. During the second quarter of 2013, we shipped approximately 1,310 railcars, including approximately 380 railcars built for our lease fleet, compared to approximately 2,200 railcars for the same period of 2012, including approximately 910 railcars built for our lease fleet. During the first six months of 2013, we shipped approximately 3,210 railcars, including approximately 910 railcars built for our lease fleet, compared to approximately 4,410 railcars for the same period of 2012, including approximately 1,380 railcars built for our lease fleet. The primary reasons for the decrease in revenues were lower covered hopper railcar shipments, partially offset by higher tank railcar shipments, and lower revenues from certain material cost changes that we pass through to customers, as discussed above. This combined decrease was partially offset by a higher mix of tank railcars shipped, which generally sell at higher prices due to more material and labor content, and improved general market conditions for tank railcars. Manufacturing revenues for the three and six months ended June 30, 2013 included estimated revenues of $45.1 million and $100.5 million, respectively, relating to railcars built for our lease fleet, compared to $84.5 million and $132.1 million, respectively, for the same periods in 2012. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized in accordance with the terms of the contract over the life of the lease. Railcars built for the lease fleet represented approximately 30% of our railcar shipments during both the three and six months ended June 30, 2013 compared to approximately 40% of our railcar shipments during the second quarter of 2012 and 30% of our railcar shipments during the first six months of 2012.

During the third quarter of 2012, we began manufacturing and selling railcars to AEP Leasing LLC (AEP) on a purchase order basis, following the assignment to AEP of all unfilled purchase orders previously placed by American Railcar Leasing LLC (ARL). Manufacturing revenues for the three and six months ended June 30, 2013 included direct sales of railcars to AEP totaling $16.7 million and $79.5 million, respectively, compared to $10.9 million of direct sales to ARL for both the three and six months ended June 30, 2012. In addition, we recorded $3.2 million and $3.4 million of sales revenue from ACF Industries LLC (ACF) for sales of railcar components to ACF and for royalties on railcars sold by ACF during the three and six months ended June 30, 2013, compared to zero for the same periods in 2012. Total manufacturing revenues from our affiliates represent 12.5% and 23.4% of our total consolidated revenues for the three and six months ended June 30, 2013, respectively, compared to 7.1% and 3.2% for the same periods in 2012, respectively. AEP, ARL and ACF are affiliates of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder.
Earnings from operations for manufacturing, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our leasing segment, increased by $2.2 million and $11.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $10.1 million and $19.9 million for the three and six months ended June 30, 2013, respectively, compared to $14.3 million and $23.3 million for the same periods in 2012, respectively. The estimated profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from manufacturing increased to 24.2% and 21.4% for the three and six months ended June 30, 2013, respectively, from 18.6% and 17.3% for the same periods in 2012. These increases were due primarily to improved sales mix, as discussed above, and operating leverage as a result of higher tank railcar production volumes, partially offset by softer hopper railcar volumes. We also continue to benefit from cost savings achieved by the vertical integration projects put in place during the past several years.
Railcar Leasing
Our railcar leasing revenues for the three and six months ended June 30, 2013 increased by $4.9 million and $10.0 million, respectively, compared to the same periods in 2012. The increase in revenues was driven by an increase in railcars on lease with third parties and an increase in the average lease rate, as discussed above.
Earnings from operations for railcar leasing, which include an allocation of selling, general and administrative costs, increased by $2.6 million and $4.2 million for the three and six months ended June 30, 2013 compared to the same periods in 2012 due predominately to the growth in our lease fleet, as discussed above. Operating margin from railcar leasing increased to 48.5% and 41.4% for the three and six months ended June 30, 2013, respectively, from 38.5% and 40.3% for the same periods in 2012. The increase in the three months ended June 30, 2013 compared to the same period in 2012 is a result of lower expenses during the current year. Operating margins were effectively flat during the six months ended June 30, 2013 compared to the same period in 2012 as these lower expenses realized during the second quarter were substantially offset by higher expenses realized during the first quarter of 2013.

Railcar Services
Our railcar services revenues increased by $2.7 million and $2.4 million for the three and six months ended June 30, 2013 compared to the same periods in 2012. The increases were primarily due to certain repair projects performed in 2013 at our hopper railcar manufacturing facility.
For the three and six months ended June 30, 2013, our railcar services revenues included transactions with ARL totaling $4.6 million, or 2.9% of our total consolidated revenues, and $9.2 million, or 2.6% of our total consolidated revenues, respectively, compared to $5.8 million, or 3.8% of our total consolidated revenues, and $11.0 million, or 3.3% of our total consolidated revenues, for the same periods in 2012.
Earnings from operations and operating margins for railcar services, which include an allocation of selling, general and administrative costs, were relatively flat for the three and six month periods.
BACKLOG
We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of June 30, 2013, our total backlog was approximately 6,940 railcars, of which approximately 4,320 railcars with an estimated market value of $532.1 million were orders for direct sale and approximately 2,620 railcars with an estimated market value of $357.2 million were orders for railcars that will be subject to lease. Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value. As of June 30, 2013, approximately 50% of the railcars in our backlog are expected to be delivered during 2013, of which 39% were for direct sale and 11% were for lease. The remaining 50% of the railcars in our backlog are scheduled to be delivered in 2014. As of December 31, 2012, our total backlog was approximately 7,060 railcars, of which approximately 5,250 railcars with an estimated market value of $662.8 million were orders for direct sale and approximately 1,810 railcars with an estimated market value of $227.0 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of June 30, 2013, approximately 62% of the total number of railcars in our backlog were railcars for direct sale. Estimated market value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliate, AEP, accounted for 27% of the total number of railcars in our backlog as of June 30, 2013.
Railcars for Lease. As of June 30, 2013, approximately 38% of the total number of railcars in our backlog were railcars for lease, subject to firm orders.
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
The reported backlog includes railcars relating to purchase or lease obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the estimated market value of our backlog. Estimated market value reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are provided for in certain of our customer contracts.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2013, we had working capital of $169.9 million, including $93.6 million of cash and cash equivalents. As of June 30, 2013, we had $198.1 million of debt outstanding under our lease fleet financing.

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
In conjunction with this financing, Longtrain Leasing made an initial draw during December 2012 of $100.0 million, resulting in net proceeds of approximately $98.4 million. In February and May 2013, Longtrain Leasing made two additional draws, amounting to $99.8 million in the aggregate, fully utilizing the availability under the facility. These draws during 2013 resulted in net proceeds of $99.4 million. Principal and interest payments are due monthly and commenced on March 15, 2013. Principal payments are based on an annual rate of 3.33% of the borrowed amount, with any remaining balance payable on February 27, 2018. The terms of the lease fleet financing contain certain covenants, all of which we were in compliance with as of June 30, 2013.
The financing is secured by a first lien on substantially all assets of Longtrain Leasing, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions and any borrowings under the financing are solely the obligations of Longtrain Leasing. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain Leasing in good faith and without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease Longtrain Leasing’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the credit agreement) when they are not Eligible Units, subject to limitations on liability set forth in the credit agreement.
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Six Months Ended June 30,
	2013	2012	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$54,591	$61,401	$(6,810)
Investing activities	(77,919)	(118,910)	40,991
Financing activities	(88,013)	—	(88,013)
Effect of exchange rate changes on cash and cash equivalents	(119)	(12)	(107)
Decrease in cash and cash equivalents	$(111,460)	$(57,521)	$(53,939)
Net Cash Provided by Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the six months ended June 30, 2013 was $54.6 million compared to $61.4 million for the same period in 2012. The decrease was primarily due to an increase in working capital in 2013 compared to 2012 that was driven by increased production rates at our tank railcar production facility. This was partially offset by an increase in earnings that was also due to the increased tank railcar production in 2013 compared to 2012.

Net Cash Used In Investing Activities
Our net cash used in investing activities for the six months ended June 30, 2013 was $77.9 million compared to $118.9 million in the same period in 2012. The decrease was a result of lower capital expenditures for our lease fleet in 2013 compared to 2012 and the sale of short term investments during the first quarter of 2013 resulting in proceeds of $12.7 million, both partially offset by increased spending on capital projects.
Net Cash Used In Financing Activities
Our net cash used in financing activities for the six months ended June 30, 2013 was $88.0 million compared to zero in the same period in 2012. The cash used for financing activities in 2013 was a result of the voluntary early redemption of the remaining $175.0 million of principal on our Notes in March 2013, partially offset by a draw of $100.0 million under our Lease Fleet Financing Term Loan. Additionally, we paid dividends totaling $10.7 million during 2013.
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
Capital expenditures for the six months ended June 30, 2013 were $80.9 million for manufacturing railcars for lease to others and $10.9 million for capitalized projects that maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2013 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.

Future Liquidity
Given our strategic emphasis on growing our lease fleet and the capital required to manufacture railcars for lease for which we currently have firm orders, we expect that our longer term cash needs will require additional capital over and above our existing cash balance of $93.6 million plus anticipated cash flows from operations. Our anticipated cash flows from operations may be impacted by the number of railcar orders and shipments, our production rates, and the state of the credit markets and the overall economy. Our future liquidity may also be impacted by the number of new railcar orders for lease versus sale.
Our long-term liquidity is contingent upon future operating performance, Longtrain Leasing's ability to continue to meet its financial covenants under the lease fleet financing and any other indebtedness we may enter into, and the ability to repay or refinance its indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet. These capital requirements could be substantial. We cannot assure that we will be able to secure additional capital, on commercially reasonable terms, or at all. Failure to obtain additional capital on acceptable terms could constrain our ability to repay our indebtedness, expand our lease fleet as desired, operate our business and continue our other development and expansion projects. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.
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
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of June 30, 2013, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	2018 and beyond
	(in thousands)
Operating Lease Obligations [1]	$11,633	$807	$3,299	$2,194	$5,333
Lease Fleet Financing [2]	198,076	3,300	13,310	13,328	168,138
Interest Payments on Lease Fleet Financing [2,3]	23,299	2,663	10,286	9,572	778
Pension and Postretirement Funding [4]	6,264	529	2,297	2,138	1,300
Capital Project Related [5]	5,385	2,724	2,661	—	—
Total	$244,657	$10,023	$31,853	$27,232	$175,549

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(2)	See Note 11 of the consolidated financial statements for further detail regarding the Lease Fleet Financing.

(3)	The interest rate on the lease fleet facility is LIBOR plus 2.5% and is payable monthly. At June 30, 2013, one-month LIBOR was 0.20% and was used to project interest payments into the future.

(4)	Our pension funding commitments include minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan.

(5)	Represents the costs for materials and fees paid to third parties related to various capital projects.
We have excluded from the contractual obligations table above, our gross amount of unrecognized tax benefits of $1.4 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, we reasonably expect some change to this balance of up to $1.0 million to occur within the next twelve months.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no other material changes with respect to legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2012.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's current report on Form 8-K, filed with the SEC on July 11, 2013)

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	August 5, 2013	By:	/s/ James Cowan
James Cowan, President and Chief Executive Officer

		By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's current report on Form 8-K, filed with the SEC on July 11, 2013)

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith