Form 10-Q
period 2013-09-30
American Railcar Industries, Inc.
filed 2013-11-05
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on November 4, 2013 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,020	$205,045
Short-term investments—available for sale securities	—	12,557
Accounts receivable, net	30,739	36,100
Accounts receivable, due from related parties	12,844	3,539
Inventories, net	102,051	110,075
Deferred tax assets	11,777	4,114
Prepaid expenses and other current assets	7,724	3,917
Total current assets	280,155	375,347
Property, plant and equipment, net	157,429	155,893
Railcars on operating leases, net	321,608	220,282
Deferred debt issuance costs	2,029	2,374
Goodwill	7,169	7,169
Investments in and loans to joint ventures	40,190	44,536
Other assets	8,028	4,157
Total assets	$816,608	$809,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,038	$64,971
Accounts payable, due to related parties	1,486	2,831
Accrued taxes	7,252	2,693
Accrued expenses	23,123	5,739
Accrued compensation	16,639	17,940
Accrued interest expense	299	4,465
Short-term debt, including current portion of long-term debt	6,655	2,755
Total current liabilities	113,492	101,394
Long-term debt, net of current portion	189,762	272,245
Deferred tax liability	84,597	53,466
Pension and post-retirement liabilities	8,923	9,518
Other liabilities	5,326	3,670
Total liabilities	402,100	440,293
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding as of both September 30, 2013 and December 31, 2012	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	176,541	130,030
Accumulated other comprehensive loss	(1,855)	(387)
Total stockholders’ equity	414,508	369,465
Total liabilities and stockholders’ equity	$816,608	$809,758
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Manufacturing (including revenues from affiliates of $65,678 and $148,660 for the three and nine months ended September 30, 2013, respectively, and $49,962 and $60,859 for the same periods in 2012)	$170,943	$147,212	$476,160	$446,273
Railcar leasing	8,301	4,267	22,371	8,315
Railcar services (including revenues from affiliates of $4,307 and $13,461 for the three and nine months ended September 30, 2013, respectively, and $5,855 and $16,858 for the same periods in 2012)	19,655	16,751	54,882	49,455
Total revenues	198,899	168,230	553,413	504,043
Cost of revenues:
Manufacturing	(136,974)	(116,497)	(371,806)	(360,507)
Railcar leasing	(3,524)	(1,854)	(9,729)	(4,196)
Railcar services	(15,614)	(13,181)	(43,063)	(38,849)
Total cost of revenues	(156,112)	(131,532)	(424,598)	(403,552)
Gross profit	42,787	36,698	128,815	100,491
Selling, general and administrative (including costs to a related party of $268 and $864 for the three and nine months ended September 30, 2013, respectively, and $146 and $441 for the same periods in 2012)	(7,161)	(6,360)	(22,091)	(20,388)
Earnings from operations	35,626	30,338	106,724	80,103
Interest income (including income from related parties of $669 and $2,026 for the three and nine months ended September 30, 2013, respectively, and $727 and $2,201 for the same periods in 2012)	672	750	2,042	2,297
Interest expense	(1,512)	(4,414)	(5,853)	(14,630)
Loss on debt extinguishment	—	(2,267)	(392)	(2,267)
Other income (including income from a related party of $5 and $14 for the three and nine months ended September 30, 2013, respectively, and $4 and $10 for the same periods in 2012)	16	18	2,024	37
(Loss) earnings from joint ventures	(505)	(849)	(2,282)	31
Earnings before income taxes	34,297	23,576	102,263	65,571
Income tax expense	(13,327)	(9,566)	(39,737)	(26,196)
Net earnings	$20,970	$14,010	$62,526	$39,375
Net earnings per common share—basic and diluted	$0.98	$0.66	$2.93	$1.84
Weighted average common shares outstanding—basic and diluted	21,352	21,352	21,352	21,352
Cash dividends declared per common share	$0.25	$—	$0.75	$—
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$20,970	$14,010	$62,526	$39,375
Currency translation	262	418	(396)	416
Postretirement transactions	46	(77)	140	(229)
Short-term investment transactions	—	—	(1,213)	—
Comprehensive income	$21,278	$14,351	$61,057	$39,562
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net earnings	$62,526	$39,375
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,433	17,506
Amortization of deferred costs	486	487
Loss on disposal of property, plant and equipment	75	—
Share-based compensation	4,240	3,810
Change in interest receivable, due from related parties	—	292
Loss (earnings) from joint ventures	2,282	(31)
Provision for deferred income taxes	23,997	24,703
Adjustment to provision for losses on accounts receivable	14	108
Items related to investing activities:
Realized gain on sale of short-term investments - available for sale securities	(2,008)	—
Items related to financing activities:
Loss on debt extinguishment	392	2,267
Changes in operating assets and liabilities:
Accounts receivable, net	5,329	(1,995)
Accounts receivable, due from related parties	(9,315)	(1,428)
Income taxes receivable	(187)	(282)
Inventories, net	7,994	(36,486)
Prepaid expenses and other current assets	157	(754)
Accounts payable	(6,927)	5,114
Accounts payable, due to affiliates	(1,345)	150
Accrued expenses and taxes	11,665	(5,119)
Other	(1,779)	(364)
Net cash provided by operating activities	118,029	47,353
Investing activities:
Purchases of property, plant and equipment	(15,343)	(10,444)
Capital expenditures - leased railcars	(108,314)	(143,242)
Proceeds from the sale of property, plant and equipment	2	254
Proceeds from the sale of short-term investments - available for sale securities	12,699	—
Proceeds from repayments of loans by joint ventures	2,100	1,592
Investments in and loans to joint ventures	(136)	(1,652)
Net cash used in investing activities	(108,992)	(153,492)
Financing activities:
Repayments of long-term debt	(178,424)	(100,000)
Premium on debt redemption	—	(1,875)
Proceeds from long-term debt	99,841	—
Change in interest reserve related to long-term debt	(3,965)	—
Payment of common stock dividends	(16,014)	—
Debt issuance costs	(432)	—
Net cash used in financing activities	(98,994)	(101,875)
Effect of exchange rate changes on cash and cash equivalents	(68)	37
Decrease in cash and cash equivalents	(90,025)	(207,977)
Cash and cash equivalents at beginning of period	205,045	307,172
Cash and cash equivalents at end of period	$115,020	$99,195

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
ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies, and other non-rail companies. ARI leases railcars manufactured by the Company to certain markets under operating leases. ARI provides railcar services consisting of railcar repair services, engineering and field services and fleet management services. More specifically, such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes, and online service access.
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
Note 2 — Recent accounting pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss or similar tax loss or tax credit carryforward within the same jurisdiction, unless the entity does not intend to utilize the unrecognized tax benefit for that purpose. Otherwise, the unrecognized tax benefit would be presented gross, as a liability (not a deferred tax liability). ASU 2013-11 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013. The Company plans on adopting ASU 2013-11 for the first quarter of 2014. The Company does not anticipate that the adoption of ASU 2013-11 will have a material impact on the Company’s consolidated financial statements or disclosures.
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
Note 4 — Short-term Investments — Available for Sale Securities
As of December 31, 2012, Longtrain held approximately 0.8 million shares of Greenbrier common stock that had been purchased in the open market. These shares were sold during the first quarter of 2013 for approximately $12.7 million, resulting in a realized gain of $2.0 million that was recorded in other income on the condensed consolidated statements of operation. The fair value of the shares of Greenbrier that were held by the Company as of December 31, 2012 was $12.6 million and such shares were classified as a Level 1 fair value measurement as defined by U.S. GAAP and the fair value hierarchy. See Note 16 for the amount of unrealized gain on the shares during the nine months ended September 30, 2013.
Note 5 — Accounts Receivable, net
Accounts receivable, net, consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Accounts receivable, gross	$30,823	$36,755
Less allowance for doubtful accounts	(84)	(655)
Total accounts receivable, net	$30,739	$36,100
Note 6 — Inventories
Inventories consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$63,610	$72,244
Work-in-process	19,652	15,877
Finished products	20,865	24,364
Total inventories	104,127	112,485
Less reserves	(2,076)	(2,410)
Total inventories, net	$102,051	$110,075

Note 7 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment:

	September 30, 2013	December 31, 2012
	(in thousands)
Operations / Corporate:
Buildings	$156,022	$151,545
Machinery and equipment	180,895	173,468
Land	3,335	3,335
Construction in process	14,244	12,156
	354,496	340,504
Less accumulated depreciation	(197,067)	(184,611)
Property, plant and equipment, net	$157,429	$155,893
Railcar Leasing:
Railcars on lease	$334,306	$225,992
Less accumulated depreciation	(12,698)	(5,710)
Railcars on operating lease, net	$321,608	$220,282
Lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as railcars on operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows of the Company’s cost to produce railcars shipped or to be shipped for lease.
As of September 30, 2013, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 3 months of 2013	$8,723
2014	33,560
2015	32,886
2016	31,944
2017	24,129
2018	14,938
2019 and thereafter	28,823
Total	$175,003
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Total depreciation expense	$7,038	$6,220	$20,433	$17,506
Depreciation expense on leased railcars	$2,573	$1,345	$6,988	$2,767

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
After assessing the above factors, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary. Additionally, no impairment was recognized in any prior periods and there were no indicators of impairment since the annual qualitative assessment date.
Note 9 — Investments in and Loans to Joint Ventures
As of September 30, 2013, the Company was party to the following joint ventures: Ohio Castings LLC (Ohio Castings), Axis LLC (Axis) and Amtek Railcar Industries Private Limited (Amtek Railcar). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group. The Company has a wholly-owned subsidiary, ARM I that wholly-owns ARM II. Through ARM II, the Company has a 50.0% ownership interest in Amtek Railcar, a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture.

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

	September 30, 2013	December 31, 2012
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,372	$7,022
Axis	24,379	27,181
Amtek Railcar	8,439	10,333
Total investments in and loans to joint ventures	$40,190	$44,536
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Results of operations
Revenues	$15,199	$15,880	$42,481	$62,565
Gross profit	$1,334	$1,325	$2,239	$5,881
Net income (loss)	$1,445	$(760)	$1,096	$4,188
The new railcar castings market is directly related to the new railcar market, which remains strong for tank railcars, but has been weak for all other railcar types through the third quarter of the current year. Increased net income for the three months ended September 30, 2013 was driven by an increase in margins due to improved performance and a non-recurring rebate received during the quarter. The Company will continue to monitor its investment in Ohio Castings for impairment.

Axis
ARI, through a wholly-owned subsidiary, owns a portion of a joint venture, Axis, to manufacture and sell railcar axles. ARI owns 41.9% of Axis, while a minority partner owns 9.7%, with the other significant partner owning 48.4%.
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
The balance outstanding on these loans, including interest, due to ARI Component, was $33.6 million as of September 30, 2013 and $35.7 million as of December 31, 2012. During the nine months ended September 30, 2013, $2.1 million of principal payments were received from Axis.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Results of operations
Revenues	$15,309	$12,884	$38,385	$47,002
Gross profit	$2,002	$880	$3,461	$3,771
Income before interest	$1,789	$683	$2,770	$3,096
Net income (loss)	$445	$(779)	$(1,298)	$(1,308)
The new railcar axle market is directly related to the new railcar market, which remains strong for tank railcars, but has been weak for all other railcar types through the third quarter of the current year. Net income for the three months ended September 30, 2013 is due to an increase in North American sales as well as a small increase in international sales. Axis' losses were comparable for the nine months ended September 30, 2013 and 2012 as increases in efficiencies and margin were offset by a decline in volumes.
As of September 30, 2013, the investment in Axis was comprised entirely of ARI’s term loan and revolver. The Company has evaluated this loan to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.

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
Summary financial results for Amtek Railcar, the investee company, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Financial Results
Revenues	$56	$—	$151	$—
Gross profit (loss)	$(768)	$—	$(785)	$—
Loss before interest and taxes	$(857)	$(568)	$(1,619)	$(1,502)
Net loss	$(2,042)	$(577)	$(3,984)	$(1,529)

In the second quarter of 2013, Amtek Railcar began incurring higher interest expense and depreciation expense compared to prior periods due to completing construction of the manufacturing plant in India. The joint venture’s facility is in a ready state for production and is currently producing and selling railcar parts. Amtek Railcar has experienced delays in the initial start-up of the business, as well as delays in completing the rail connection from the joint venture’s plant to the mainline. The India Ministry of Railways (IR) issued a railcar tender in October 2013 for over 11,700 units, which was the first railcar tender issued since January 2012. While the Company expects the IR’s recent issuance of a tender will likely have a positive effect on the Indian railcar market as a whole, this tender stipulates that entities that have not previously delivered at least 500 railcars to the IR are limited to a maximum order of 500 railcars. This stipulation would apply to Amtek Railcar, and there can be no assurance that Amtek Railcar will be able to obtain any orders. The factors described above have contributed to Amtek Railcar delivering financial results weaker than originally anticipated.
As a result of the factors described above, Amtek Railcar is seeking additional funding to continue its operations and to satisfy its debt service obligations under its credit agreement, which is non-recourse to ARI. As of the date of this filing, the Company and the Company's joint venture partner are considering various strategic alternatives with respect to Amtek Railcar. If Amtek Railcar is unable to address its capital requirements adequately and in a timely fashion, the Company's investment in Amtek Railcar could be materially adversely impacted. The Company will continue to monitor its investment in Amtek Railcar for impairment.
Note 10 — Warranties
The Company’s standard warranty is one year for parts and services and five years for new railcars. Factors affecting the Company’s warranty liability include the number of units sold, historical and anticipated rates of claims and historical and anticipated costs per claim. Fluctuations in the Company’s warranty provision and experience of warranty claims are the result of variations in these factors. The Company assesses the adequacy of its warranty liability based on changes in these factors.

The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and is detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Liability, beginning of period	$1,519	$1,286	$1,374	$930
Provision for warranties issued during the year, net of adjustments	226	315	1,103	974
Adjustments to warranties issued during previous years	(314)	435	(710)	469
Warranty claims	(144)	(549)	(480)	(886)
Liability, end of period	$1,287	$1,487	$1,287	$1,487
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
During the first half of 2013, ARI made two additional draws amounting to $99.8 million in aggregate under the Term Loan, fully utilizing the capacity of the Term Loan. The additional draws during 2013 resulted in proceeds received of $99.4 million, net of fees and expenses. As of September 30, 2013, the outstanding principal balance on the Term Loan, including the current portion, was $196.4 million.
The fair value of the Term Loan was $196.4 million and $100.0 million as of September 30, 2013 and December 31, 2012, respectively, and is based upon estimates by various banks determined by trading levels on the date of measurement using a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy. For the definition and discussion of a Level 2 input for fair value measurement, refer to Note 3.
The Term Loan, which matures on February 27, 2018, bears interest at one-month LIBOR plus 2.5%, for a rate of 2.7% as of September 30, 2013, subject to an alternative fee as set forth in the credit agreement, and is payable on the 15th of each month (Payment Date). The interest rate increases by 2.0% following certain events of default. The Company is required to maintain deposits in an interest reserve bank account equal to nine months of interest payments. As of September 30, 2013, the interest reserve amount was $4.0 million and included within 'Prepaid expenses and other current assets' on the balance sheet. The Company is required to pay principal at an annual rate of 3.33% of the borrowed amount via monthly payments that are due on the Payment Date, which commenced on March 15, 2013, with any remaining balance payable on the final scheduled maturity date. The Term Loan may be prepaid at any time without premium or penalty, other than customary LIBOR breakage fees.

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
The Term Loan also obligates Longtrain Leasing and ARI to maintain ARI’s separateness and to ensure that the collections from the railcar leases along with the railcars that secure the Term Loan are managed in accordance with the credit agreement. Additionally, ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain Leasing in good faith and without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease Longtrain Leasing’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the credit agreement) when they are not Eligible Units, subject to limitations on liability set forth in the credit agreement. The Company was in compliance with all of its covenants under the Term Loan as of September 30, 2013.
The Term Loan is secured by a first lien on substantially all assets of Longtrain Leasing, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. As of September 30, 2013 and December 31, 2012, the net book value of the railcars that were pledged as part of the Term Loan were $221.9 million and $112.0 million, respectively. The future contractual minimum rental revenues related to the railcars pledged as of September 30, 2013 are as follows (in thousands):

Remaining 3 months of 2013	$6,223
2014	24,892
2015	24,549
2016	23,761
2017	16,651
2018	9,023
2019 and thereafter	17,461
Total	$122,560
The remaining principal payments under existing debt agreements as of September 30, 2013 are as follows:

Remaining 3 months of 2013	$1,658
2014	6,655
2015	6,655
2016	6,673
2017	6,655
2018	168,121
Total	$196,417
Note 12 — Income Taxes
The statute of limitation on the Company’s 2008 federal income tax return expired on April 14, 2013. The Company’s federal income tax returns for tax years 2009 and beyond remain subject to examination, with the latest statute expiring in September 2016. The Company’s audit review for tax years 2009 and 2011 related to a federal loss carry back claim has been closed without any impact.

Certain of the Company's 2008 state income tax returns remain open and subject to examination, with the latest statute of limitations expiring on November 15, 2013. All of the Company's state income tax returns for 2009 and beyond remain open to examination by various state taxing authorities, with the latest statute of limitations expiring on November 15, 2017. The Company’s foreign subsidiary’s income tax returns for 2009 and beyond remain open to examination by foreign tax authorities.
The Company is evaluating the impact of the regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition.  Because the revenue procedures governing the tangible property regulations will not be issued until the fourth quarter, the Company is still determining whether or not any changes in an accounting method will be required and if so, whether they will result in a material impact to its financial statements.  At this time, the Company does not anticipate there being a material impact.
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
The Company provides postretirement life insurance benefits for certain of its union employees who retire after attaining specified age and service requirements. The Company is also the sponsor of a postretirement medical benefit plan providing access to healthcare for certain retired employees, which will be terminated effective December 31, 2013.
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service cost	$49	$47	$148	$143
Interest cost	221	233	662	701
Expected return on plan assets	(279)	(251)	(836)	(757)
Amortization of net actuarial loss/prior service cost	194	178	582	534
Net periodic cost recognized	$185	$207	$556	$621

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service cost	$—	$—	$1	$1
Interest cost	1	1	3	3
Amortization of net actuarial gain/prior service credit	(117)	(118)	(351)	(354)
Net periodic benefit recognized	$(116)	$(117)	$(347)	$(350)
The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 14 — Commitments and Contingencies
The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Certain real property ARI acquired from ACF Industries LLC (ACF) in 1994 had been involved in investigation and remediation activities to address contamination both before and after their transfer to ARI. As of the date of this report, it is the Company’s understanding that no further investigation or remediation is required at these properties. ACF is an affiliate of Mr. Carl Icahn, the chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Substantially all of the issues identified with these properties relate to the use of these properties prior to their transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of any additional investigation or remediation that may be required. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its financial condition or results of operations.
ARI is a party to collective bargaining agreements with labor unions at two repair facilities. One of these agreements will expire in January 2016. The other agreement expired in September 2013. A new agreement was negotiated and ratified by the labor union in October 2013. ARI currently expects that a final agreement will be executed in the fourth quarter, but cannot assure this will be the case. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that expires in April 2014.
On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that the Company was liable for an injury that resulted during Plaintiff’s break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff. ARI's motion to reduce the jury award was granted and the judge reduced the amount awarded to the plaintiff, which was fully accrued as of September 30, 2013 and December 31, 2012. In the first quarter of 2013, the Company filed an appeal of the revised ruling.
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
Note 15 — Share-Based Compensation
The Company accounts for share-based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan), based on the fair values calculated using the Monte Carlo and Black-Scholes-Merton (Black-Scholes) models. Share-based compensation is expensed using a graded vesting method over the vesting period of the instrument. The fair value of the liability associated with share-based compensation as of September 30, 2013 is based on the fair value components used to calculate the Black-Scholes value, including the Company’s closing market price, as of that date and is considered a Level 2 input. For the definition and discussion of a Level 2 input for fair value measurement, refer to Note 3.

Stock appreciation rights
The compensation committee of the Company’s board of directors has granted awards of stock appreciation rights (SARs) to certain employees pursuant to the 2005 Plan. The following table presents the amounts incurred by ARI for share-based compensation and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Share-based compensation expense (income)
Cost of revenues: Manufacturing	$195	$176	$689	$738
Cost of revenues: Railcar services	70	25	102	105
Selling, general and administrative	900	796	3,449	2,967
Total share-based compensation expense (income)	$1,165	$997	$4,240	$3,810
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
The fair value of all unexercised SARs is determined at each reporting period under the Monte Carlo and Black-Scholes models based on the inputs in the table below, which project that the specific performance target for applicable grants will be fully met. The fair value of the SARs is expensed on a graded vesting basis over the vesting period, which is in equal increments on the respective anniversaries of the grant date. Changes in the fair value of vested SARs are expensed in the period of change. The following table provides an analysis of outstanding SARs and assumptions that were used as of September 30, 2013 in the Black-Scholes model:

	Grant Date
	2/24/2012	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008
SARs outstanding as of September 30, 2013	133,528	112,289	28,375	8,500	1,025
Vested & Exercisable	6,667	38,287	28,375	8,500	1,025
Vesting period	3 years	3 years	3 years	4 years	4 years
Expiration Dates	2/24/2019	5/9/2018	3/31/2017 & 5/14/2017	3/3/2016	4/28/2015
Weighted average exercise price	$29.31	$24.45	$13.13	$6.71	$20.88
Expected volatility range	53.3% - 58.2%	53.3%	47.8%	43.6%	43.6%
Expected life range (in years)	2.7 - 3.3	2.3 - 2.6	1.8	1.2	0.8
Risk-free interest rate	0.7%	0.3% - 0.7%	0.3%	0.1%	0.1%
Expected Dividend yield	2.5%	2.5%	2.5%	2.5%	2.5%
Forfeiture Rate on unvested SARs	2.0%	2.0%	N/A	N/A	N/A

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
As of September 30, 2013, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $0.9 million and were expected to be recognized over a weighted average period of 13 months.
Note 16 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance December 31, 2011	$—	$1,283	$(2,481)	$(1,198)
Currency translation	—	416	—	416
Reclassifications related to pension and postretirement plans, net of tax effect of $94 (1)	—	—	(229)	(229)
Balance September 30, 2012	$—	$1,699	$(2,710)	$(1,011)

Balance December 31, 2012	$1,213	$1,562	(3,162)	$(387)
Currency translation	—	(396)	—	(396)
Unrealized gain on available for sale securities, net of tax effect of $51	93	—	—	93
Reclassifications related to pension and postretirement plans, net of tax effect of $60 (1)	—	—	140	140
Reclassifications related to available for sale securities, net of tax effect of $702 (2)	(1,306)	—	—	(1,306)
Balance September 30, 2013	$—	$1,166	(3,022)	$(1,856)

(1)—
These accumulated other comprehensive income components relate to amortization of actuarial loss/(gain) and prior period service costs/(benefits) and are included in the computation of net periodic costs for our pension and postretirement plans. See Note 13 for further details and pre-tax amounts.

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
Manufacturing services agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. For both the three and nine months ended September 30, 2013 and 2012, ARI purchased less than $0.1 million of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

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
In consideration of the services and license provided by ARI to ACF in conjunction with the agreement, ACF shall pay ARI a royalty and, if any, a share of the net profits (Profits) earned on each railcar manufactured and sold by ACF under the agreement, in an aggregate amount equal to 30 percent of such Profits, as calculated under the agreement. Profits are net of certain of ACF’s start-up and shutdown expenses and certain maintenance capital expenditures. If no Profits are realized on a railcar manufactured and sold by ACF pursuant to the agreement, ARI will still be entitled to the royalty for such railcar and will not share in any losses incurred by ACF in connection therewith. In addition, any railcar components supplied by ARI to ACF for the manufacture of these railcars shall be provided at fair market value.
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
Revenues of $3.4 million and $6.6 million for the three and nine months ended September 30, 2013, respectively, were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
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
Revenues of $4.3 million and $5.9 million for the three months ended September 30, 2013 and 2012, respectively, and $13.5 million and $16.9 million for the first nine months of 2013 and 2012, respectively, were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.
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
Total lease origination and management fees incurred were $0.6 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1.6 million and $1.0 million for the first nine months of 2013 and 2012, respectively. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.1 million and $0.3 million were incurred for the three and nine months ended September 30, 2013, respectively, compared to zero sales commissions for both of the same periods in 2012. These costs are included in selling, general and administrative costs to a related party on the condensed consolidated statements of operations.
Railcar orders
The Company has from time to time manufactured and sold railcars to ARL under long-term agreements as well as on a purchase order basis. In the third quarter of 2012, all unfilled purchase orders previously placed by ARL were assigned to AEP Leasing LLC (AEP), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Revenues for railcars sold to ARL were $34.2 million and $45.1 million for the three and nine months ended September 30, 2012, respectively, and are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.
Agreements with AEP
The Company has the following agreements with AEP, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:
Railcar orders
As discussed above, in the third quarter 2012, ARL assigned all its unfilled purchase orders to AEP. At that time, the Company began manufacturing and selling railcars to AEP on a purchase order basis. Revenues from railcars sold to AEP were $62.4 million and $142.0 million for the three and nine months ended September 30, 2013. Revenues from railcars sold to AEP were $15.7 million for the three and nine months ended September 30, 2012. Revenues from railcars sold to AEP are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are no less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the Company’s audit committee.
Agreements with other related parties
The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The balance outstanding on these loans, due to ARI Component, was $33.6 million and $35.7 million as of September 30, 2013 and December 31, 2012, respectively. See Note 9 for further information regarding this transaction and the terms of the underlying loan.
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
Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the board of directors and served in such role until his resignation, effective September 30, 2013. In exchange for his services as vice chairman, Mr. Unger received an annual director fee of $65,000, payable quarterly, in advance.

The Company leases one of its parts manufacturing facilities from an entity owned by Mr. Unger. Expenses paid for this facility were $0.1 million for both the three months ended September 30, 2013 and 2012 and $0.3 million for the first nine months of 2013 and 2012. These costs are included in cost of revenues from manufacturing on the consolidated statements of operations. The Company is required to pay all tax increases assessed or levied upon the property and the cost of the utilities, as well as repair and maintain the facility. The lease, which extends through January 2016, was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease were no less favorable than those that could have been obtained from an independent third party.
On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by Mr. Unger. The lease is for ARI’s headquarters location in St. Charles, Missouri that it previously leased through ARL under a services agreement with ARL, which expired December 31, 2010. The term under this lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.1 million for both the three months ended September 30, 2013 and 2012 and $0.4 million for both the first nine months of 2013 and 2012. These fees are included in selling, general and administrative costs on the condensed consolidated statements of operations as costs to a related party. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease were no less favorable than those that could have been obtained from an independent third party.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. MWR collected scrap material totaling $1.5 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, and $4.8 million and $6.3 million for the first nine months of 2013 and 2012, respectively. This agreement was entered into at arm’s-length and was approved by the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those that could have been obtained from an independent third party.
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
Effective January 1, 2013 Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, ARI acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. A number of other entities with which Carl Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses in 2013. During both the three and nine months ended September 30, 2013, less than $0.1 million of fees were incurred as a member of the Insight Portfolio Group. These charges were included in selling, general and administrative costs to a related party on the condensed consolidated statements of operations.
Financial information for transactions with related parties
Cost of revenues for manufacturing included $23.5 million and $17.3 million for the three months ended September 30, 2013 and 2012, respectively, and $63.6 million and $66.8 million for the first nine months of 2013 and 2012, respectively, in railcar components purchased from joint ventures.
Inventory as of September 30, 2013 and December 31, 2012, included $6.9 million and $3.3 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.
Note 18 — Operating Segment and Sales and Credit Concentrations
ARI operates in three reportable segments: manufacturing, railcar leasing and railcar services. These reportable segments are organized based upon a combination of the products and services offered and performance is evaluated based on revenues and segment earnings (loss) from operations.

Manufacturing
Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Intersegment revenues are determined based on an estimated fair market value of the railcars manufactured for the Company’s railcar leasing segment, as if such railcars had been sold to a third party. Revenues for railcars manufactured for the Company’s leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease. Earnings from operations for manufacturing include an allocation of selling, general and administrative costs, as well as profit for railcars manufactured for the Company’s leasing segment based on revenue determined as described above.
Railcar Leasing
Railcar leasing consists of railcars manufactured by the Company and leased to third parties under operating leases. Earnings from operations for railcar leasing include an allocation of selling, general and administrative costs and also reflect origination fees paid to ARL associated with originating the lease to the Company’s leasing customers. The origination fees represent a percentage of the revenues from the lease over its initial term and are paid up front.
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

	Revenues			Earnings (Loss) from Operations
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
Three Months Ended September 30, 2013
Manufacturing	$170,943	$34,824	$205,767	$32,075	$9,633	$41,708
Railcar Leasing	8,301	—	8,301	4,155	5	4,160
Railcar Services	19,655	31	19,686	3,292	(13)	3,279
Corporate/Eliminations	—	(34,855)	(34,855)	(3,896)	(9,625)	(13,521)
Total Consolidated	$198,899	$—	$198,899	$35,626	$—	$35,626
Three Months Ended September 30, 2012
Manufacturing	$147,212	$38,178	$185,390	$29,206	$5,012	$34,218
Railcar Leasing	4,267	—	4,267	2,377	6	2,383
Railcar Services	16,751	221	16,972	2,955	(46)	2,909
Corporate/Eliminations	—	(38,399)	(38,399)	(4,200)	(4,972)	(9,172)
Total Consolidated	$168,230	$—	$168,230	$30,338	$—	$30,338
Nine Months Ended September 30, 2013
Manufacturing	$476,160	$135,315	$611,475	$98,834	$29,541	$128,375
Railcar Leasing	22,371	—	22,371	9,963	17	9,980
Railcar Services	54,882	126	55,008	9,680	(11)	9,669
Corporate/Eliminations	—	(135,441)	(135,441)	(11,753)	(29,547)	(41,300)
Total Consolidated	$553,413	$—	$553,413	$106,724	$—	$106,724
Nine Months Ended September 30, 2012
Manufacturing	$446,273	$170,267	$616,540	$80,692	$28,280	$108,972
Railcar Leasing	8,315	—	8,315	3,994	19	4,013
Railcar Services	49,455	441	49,896	8,694	(96)	8,598
Corporate/Eliminations	—	(170,708)	(170,708)	(13,277)	(28,203)	(41,480)
Total Consolidated	$504,043	$—	$504,043	$80,103	$—	$80,103

Total Assets	September 30, 2013	December 31, 2012
	(in thousands)
Manufacturing	$322,177	$329,346
Railcar Leasing	399,075	263,228
Railcar Services	49,497	49,060
Corporate/Eliminations	45,859	168,124
Total Consolidated	$816,608	$809,758

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Manufacturing	32.9%	29.7%	26.8%	12.1%
Railcar Leasing	—%	—%	—%	—%
Railcar Services	2.2%	3.5%	2.4%	3.3%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10.0% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated revenues for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Manufacturing revenues from significant customers	67.2%	62.0%	62.8%	51.3%
Manufacturing accounts receivable from customers that accounted for more than 10.0% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Manufacturing receivables from significant customers	25.3%	35.1%
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
For the three months ended September 30, 2013 and 2012, revenues of $0.1 million and zero, respectively, were recorded under these consulting agreements. For the nine months ended September 30, 2013 and 2012, revenues of $0.9 million and $1.2 million, respectively, were recorded under these consulting agreements. Billed and unbilled revenues due from the RDSO agreement were $1.4 million and $1.7 million, respectively, as of September 30, 2013 compared to zero and $2.1 million, respectively, as of December 31, 2012. As of each balance sheet date presented, approximately $0.7 million and $1.4 million of the unbilled revenue for September 30, 2013 and December 31, 2012, respectively, has been recorded in prepaid expenses and other current assets with the remaining $1.0 million and $0.7 million, respectively, being recorded in other assets on the condensed consolidated balance sheets.
Note 20 — Supplemental Cash Flow Information
ARI received interest income of $2.0 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively.

ARI paid interest expense, net of capitalized interest, of $9.8 million and $20.0 million for the nine months ended September 30, 2013 and 2012, respectively.
ARI paid $13.2 million and $3.4 million of taxes, net of refunds for the nine months ended September 30, 2013 and 2012, respectively.
ARI paid $7.1 million and $5.6 million to employees related to SARs exercises during the nine months ended September 30, 2013 and 2012, respectively.
Note 21 — Subsequent Events
On October 29, 2013, the Board of Directors of the Company declared a cash dividend of $0.25 per share of common stock of the Company to shareholders of record as of December 13, 2013 that will be paid on December 20, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our industry, our results of operations and the sufficiency of our capital resources, statements regarding our capital expenditure plans and expansion of our business, statements regarding expansion of our railcar lease fleet and potential lease fleet financing, statements regarding anticipated production schedules for our products and the anticipated construction and production schedules of our joint ventures, and statements regarding the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the conversion of our railcar backlog into revenues;

•	anticipated trends relating to our shipments, leasing, railcar services, revenues, financial condition or results of operations;

•	anticipated production schedules for our products and the anticipated capital needs, construction and production schedules of our joint ventures;

•	the risks associated with international operations and joint ventures;

•	our ability to manage overhead and variations in production rates;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the risk of being unable to market or remarket railcars for sale or lease at favorable prices or on favorable terms or at all;

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
The North American railcar market has been, and we expect it to continue to be, highly cyclical. Industry-wide demand for tank railcars remains strong and inquiry activity for covered hopper railcars is beginning to strengthen. During October 2013, we accepted a multi-year order for 2,750 plastic pellet hopper railcars for delivery from 2014 through 2016. Consistent with industry expectations, we anticipate demand for hopper railcars, specifically plastic pellet railcars, to begin strengthening for deliveries from 2014 through 2016. However, we cannot assure you that the tank railcar demand will continue at historically strong levels, that demand for hopper railcars, or any other railcar types, will improve, or that our railcar orders and shipments will track industry-wide trends.
In the third quarter of 2013, we experienced another strong quarter of earnings driven by the continued strength of tank railcar shipments and pricing along with a slight increase in hopper railcar shipments. Our earnings continue to benefit from vertical integration and expansion projects we have implemented over the past several years. During the third quarter of 2013, we shipped approximately 1,640 railcars, 12% more than in the same period in 2012. The increase in volumes was driven by improved volumes for both tank and hopper railcars. Our earnings continue to benefit from a favorable railcar production mix of more tank railcars, strong general market conditions for tank railcars and our growing fleet of leased railcars. On a consolidated basis, the gross profit margin generated by our manufacturing segment remains strong at 19.9% in the third quarter of 2013 compared to 20.9% in the same period of 2012. The decline in gross profit margin is driven by pricing competition in the hopper railcar market.
As of September 30, 2013, we have a backlog of approximately 6,300 railcars including approximately 2,430 railcars for lease customers. In response to changes in customer demand, we continue to adjust production rates as needed at our railcar manufacturing facilities and we are utilizing some of our railcar manufacturing capacity for repair projects.
Effective as of October 9, 2013, our board of directors appointed Jeffrey S. Hollister as our President and Interim Chief Executive Officer following the resignation of James Cowan as President and Chief Executive Officer.

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012
Consolidated Results

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2013	2012	Change	Change	2013	2012	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$170,943	$147,212	$23,731	16.1	$476,160	$446,273	$29,887	6.7
Railcar leasing	8,301	4,267	4,034	94.5	22,371	8,315	14,056	169.0
Railcar services	19,655	16,751	2,904	17.3	54,882	49,455	5,427	11.0
Total revenues	$198,899	$168,230	$30,669	18.2	$553,413	$504,043	$49,370	9.8
Cost of revenues:
Manufacturing	$(136,974)	$(116,497)	$(20,477)	(17.6)	$(371,806)	$(360,507)	$(11,299)	(3.1)
Railcar leasing	(3,524)	(1,854)	(1,670)	(90.1)	(9,729)	(4,196)	(5,533)	(131.9)
Railcar services	(15,614)	(13,181)	(2,433)	(18.5)	(43,063)	(38,849)	(4,214)	(10.8)
Total cost of revenues	$(156,112)	$(131,532)	$(24,580)	(18.7)	$(424,598)	$(403,552)	$(21,046)	(5.2)
Selling, general and administrative	(7,161)	(6,360)	(801)	(12.6)	(22,091)	(20,388)	(1,703)	(8.4)
Earnings from operations	$35,626	$30,338	$5,288	17.4	$106,724	$80,103	$26,621	33.2
Revenues
Our total consolidated revenues for the three and nine months ended September 30, 2013 increased by 18.2% and 9.8%, respectively, compared to the same periods in 2012. This increase for both periods was due to increased revenues across all three of our segments, with the largest dollar increase in our manufacturing segment. During the three months ended September 30, 2013, we shipped approximately 1,360 railcars, which excludes approximately 280 railcars built for our lease fleet, compared to approximately 1,150 railcars for the same period of 2012, which excludes approximately 310 railcars built for our lease fleet. During the first nine months of 2013, we shipped approximately 3,660 railcars, which excludes approximately 1,190 railcars built for our lease fleet, compared to approximately 4,180 railcars for the same period of 2012, which excludes approximately 1,690 railcars built for our lease fleet.
Manufacturing revenues increased by 16.1% and 6.7%, respectively during the three and nine month periods ended September 30, 2013 compared to the same periods in 2012. The change during the quarter was due to a 19.6% increase due to higher volumes of railcar shipments for direct sale as well as strong tank railcar market conditions. These increases were partially offset by a decrease of 3.5% due to lower revenues from certain material cost changes that we generally pass through to customers, as discussed below. The change during the first nine months of the year was due to a 23.9% increase driven primarily by a higher mix of tank railcars, which generally sell at higher prices due to more material and labor content, and strong market conditions for tank railcars. This increase was partially offset by a decrease of 11.9% due to lower volumes of railcar shipments for direct sale, and a decrease of 5.3% due to lower revenues from certain material cost changes that we generally pass through to customers, as discussed below. Railcar shipments during the three months ended September 30, 2013 were higher than the comparable period in 2012 due predominately to increased hopper railcar shipments. Railcar shipments during the nine months ended September 30, 2013 were lower than the comparable period in 2012 due to lower hopper railcar shipments, partially offset by increased tank railcar shipments.
Leasing revenues increased during the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to an increase in the number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from 2,190 railcars at September 30, 2012 to 3,780 railcars at September 30, 2013.

The increase in railcar services revenue for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was primarily due to an increase in certain repair projects performed at our hopper railcar manufacturing facility in 2013.
Cost of revenues
Our total consolidated cost of revenues increased by 18.7% and 5.2% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increases in both periods were due to increases across all three of our segments, with the largest dollar increase in our manufacturing segment. Cost of revenues increased for our manufacturing segment by 17.6% and 3.1% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. This change during the quarter was a result of an increase of 18.0% due to higher volumes of railcar shipments for direct sale, as discussed above, and an increase of 4.0% due to strong market conditions for tank railcars, which generally have more material and labor content. These increases were offset by a decrease of 4.4% resulting from lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our sales contracts generally include provisions to adjust prices for increases and decreases in the cost of most raw materials and components on a dollar for dollar basis. The change in cost of revenues during the first nine months of the year was primarily driven by a 21.4% increase due to a higher mix of more tank railcars. This increase was partially offset by a decrease of 11.8% due to lower volumes of railcar shipments for direct sale, on a year-to-date basis, and a decrease of 6.5% resulting from lower material costs for key components and steel.
Costs of revenues for our leasing segment increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily as a result of an increase in our lease fleet, as discussed above.
The increases in railcar services cost of revenues for the three and nine months ended September 30, 2013 compared to the same periods in 2012 were primarily due to the repair projects discussed above.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative costs increased by 12.6% and 8.4% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. These increases are primarily attributable to increases in our share-based compensation, which fluctuates with our stock price, and various other corporate expenses.
Interest expense
Our total consolidated interest expense decreased by 65.7% and 60.0% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. These decreases were a result of a lower interest rate secured on the lease fleet financing, discussed further in the liquidity and capital resources section below, and a lower average debt balance due to the voluntary early redemption of our 7.5% senior unsecured notes (Notes). Our average debt balance in the third quarter of 2013 was $200.0 million with a weighted average interest rate of 2.7% compared to an average debt balance of $241.7 million with a weighted average interest rate of 7.5% during the same period in 2012. During the first nine months of 2013, our average debt balance was $202.8 million with a weighted average interest rate of 3.6% compared to an average debt balance of $263.9 million with a weighted average interest rate of 7.5% during the same period in 2012.
Loss on debt extinguishment
During the nine months ended September 30, 2013, we redeemed $175.0 million of the aggregate principal amount of our Notes, resulting in a $0.4 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the Notes. During the nine months ended September 30, 2012, we redeemed $100.0 million of our Notes, resulting in a charge of $2.3 million, comprised of a premium of $1.9 million paid on the redemption of the debt and a non-cash charge of $0.4 million for the accelerated write-off of a portion of the deferred financing fees.
Other income
Other income of $2.0 million was recognized in the first nine months of 2013 primarily due to realized gains on the sale of short-term investments.

Earnings (loss) from Joint Ventures
Our earnings (loss) from joint ventures were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Ohio Castings	$463	$(169)	$632	$351	$1,472	$(1,121)
Axis	53	(392)	445	(641)	(677)	36
Amtek Railcar - India	(1,021)	(288)	(733)	(1,992)	(764)	(1,228)
Total Earnings (Loss) from Joint Ventures	$(505)	$(849)	$344	$(2,282)	$31	$(2,313)
Our joint venture loss was $0.5 million and $2.3 million for the three and nine months ended September 30, 2013, respectively, compared to loss of $0.8 million and income of less than $0.1 million for the same periods in 2012. The decrease in the loss during the three months ended September 30, 2013, compared to the same period in 2012 was due to an improvement in earnings from our Ohio Castings Company, LLC (Ohio Castings) joint venture and our Axis, LLC (Axis) joint venture, partially offset by an increase in the loss from our India joint venture, Amtek Railcar Industries Private Limited (Amtek Railcar). During the third quarter of 2013, our share of Ohio Castings' earnings was $0.5 million compared to a loss of $0.2 million during the same period of 2012. This change was primarily due to a non-recurring rebate received during the quarter. Our share of Axis' earnings for the third quarter of 2013 was $0.1 million compared to a loss of $0.4 million in the same quarter of 2012. This change was primarily driven by increased sales in North America as well as a small increase in international sales and an increase in efficiencies as a result of these higher sales.
In the second quarter of 2013, Amtek Railcar began incurring higher interest expense and depreciation expense compared to prior periods due to completing construction of the manufacturing plant in India. The joint venture’s facility is in a ready state for production and is currently producing and selling railcar parts. Amtek Railcar has experienced delays in the initial start-up of the business, as well as delays in completing the rail connection from the joint venture’s plant to the mainline. The India Ministry of Railways (IR) issued a railcar tender in October 2013 for over 11,700 units, which was the first railcar tender issued since January 2012. While we expect the IR’s recent issuance of a tender will likely have a positive effect on the Indian railcar market as a whole, this tender stipulates that entities that have not previously delivered at least 500 railcars to the IR are limited to a maximum order of 500 railcars. This stipulation would apply to Amtek Railcar, and there can be no assurance that Amtek Railcar will be able to obtain any orders. The factors described above have contributed to Amtek Railcar delivering financial results weaker than originally anticipated.
As a result of the factors described above, Amtek Railcar is seeking additional funding to continue its operations and to satisfy its debt service obligations under its credit agreement, which is non-recourse to ARI. As of the date of this filing, ARI and our joint venture partner are considering various strategic alternatives with respect to Amtek Railcar. If Amtek Railcar is unable to address its capital requirements adequately and in a timely fashion, our investment in Amtek Railcar could be materially adversely impacted.
The increase in our joint venture loss during the nine month period ended September 30, 2013 was due to a decrease in earnings from Ohio Castings and an increase in the loss from Amtek Railcar. Our share of Ohio Castings' earnings were $0.4 million and $1.5 million, respectively, for the nine months ended September 30, 2013 and 2012. This decrease was a result of Ohio Castings’ production levels decreasing from 2012 levels on weak demand for railcar types other than tank railcars. Amtek Railcar's loss increased due to higher interest expense and higher depreciation expense in 2013 compared to 2012 due to completing construction of the plant, as discussed above. Axis' losses were comparable for the nine months ended September 30, 2013 and 2012 as increases in efficiencies and margin were offset by a decline in volumes.
Income Tax Expense
Our income tax expense was $13.3 million, or 38.9% of our earnings before income taxes, and $39.7 million, or 38.9% of our earnings before income taxes for the three and nine months ended September 30, 2013, respectively, compared to $9.6 million, or 40.6% of our earnings before income taxes, and $26.2 million, or 40.0% of our earnings before income taxes for the same periods in 2012. The estimated tax rate fluctuates on a quarterly basis depending on the mix of income or loss in the U.S. versus foreign countries. The Company's income tax rate was also affected by the domestic production activities deduction, settlements reached with taxing authorities, and statutes lapsing.

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

	Three Months Ended September 30,
	2013			2012
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$170,943	$34,824	$205,767	$147,212	$38,178	$185,390	$20,377
Railcar Leasing	8,301	—	8,301	4,267	—	4,267	4,034
Railcar Services	19,655	31	19,686	16,751	221	16,972	2,714
Eliminations	—	(34,855)	(34,855)	—	(38,399)	(38,399)	3,544
Total Consolidated	$198,899	$—	$198,899	$168,230	$—	$168,230	$30,669
Earnings (Loss) from Operations
Manufacturing	$32,075	$9,633	$41,708	$29,206	$5,012	$34,218	$7,490
Railcar Leasing	4,155	5	4,160	2,377	6	2,383	1,777
Railcar Services	3,292	(13)	3,279	2,955	(46)	2,909	370
Corporate/Eliminations	(3,896)	(9,625)	(13,521)	(4,200)	(4,972)	(9,172)	(4,349)
Total Consolidated	$35,626	$—	$35,626	$30,338	$—	$30,338	$5,288

	Nine Months Ended September 30,
	2013			2012
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$476,160	$135,315	$611,475	$446,273	$170,267	$616,540	$(5,065)
Railcar Leasing	22,371	—	22,371	8,315	—	8,315	14,056
Railcar Services	54,882	126	55,008	49,455	441	49,896	5,112
Eliminations	—	(135,441)	(135,441)	—	(170,708)	(170,708)	35,267
Total Consolidated	$553,413	$—	$553,413	$504,043	$—	$504,043	$49,370
Earnings (Loss) from Operations
Manufacturing	$98,834	$29,541	$128,375	$80,692	$28,280	$108,972	$19,403
Railcar Leasing	9,963	17	9,980	3,994	19	4,013	5,967
Railcar Services	9,680	(11)	9,669	8,694	(96)	8,598	1,071
Corporate/Eliminations	(11,753)	(29,547)	(41,300)	(13,277)	(28,203)	(41,480)	180
Total Consolidated	$106,724	$—	$106,724	$80,103	$—	$80,103	$26,621

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Margins
Manufacturing	20.3%	18.5%	21.0%	17.7%
Railcar Leasing	50.1%	55.8%	44.6%	48.3%
Railcar Services	16.7%	17.1%	17.6%	17.2%
Total Consolidated	17.9%	18.0%	19.3%	15.9%
Manufacturing
Our manufacturing revenues, including an estimate of revenues for railcars built for our lease fleet, increased by $20.4 million for the three months ended September 30, 2013 compared to the same period in 2012 as a result of increased shipments as well as strong tank railcar market conditions. During the third quarter of 2013, we shipped approximately 1,640 railcars, including approximately 280 railcars built for our lease fleet, compared to approximately 1,460 railcars for the same period of 2012, including approximately 310 railcars built for our lease fleet.
Our manufacturing revenues, including an estimate of revenues for railcars built for our lease fleet, decreased by $5.1 million for the nine months ended September 30, 2013, compared to the same period in 2012. During the first nine months of 2013, we shipped approximately 4,850 railcars, including approximately 1,190 railcars built for our lease fleet, compared to approximately 5,870 railcars for the same period of 2012, including approximately 1,690 railcars built for our lease fleet. The primary reasons for the decrease in revenues were lower covered hopper railcar shipments and lower revenues from certain material cost changes that we generally pass through to customers, as discussed above. This combined decrease was partially offset by a higher mix of tank railcars shipped, which generally sell at higher prices due to more material and labor content, and improved general market conditions for tank railcars.
Manufacturing revenues for the three and nine months ended September 30, 2013 included estimated revenues of $34.8 million and $135.3 million, respectively, relating to railcars built for our lease fleet, compared to $38.2 million and $170.3 million, respectively, for the same periods in 2012. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized in accordance with the terms of the contract over the life of the lease. Railcars built for the lease fleet represented 17% and 25% of our railcar shipments during the three and nine months ended September 30, 2013, respectively, compared to 21% and 29% of our railcar shipments during the three and nine months ended September 30, 2012.
During the third quarter of 2012, we began manufacturing and selling railcars to AEP Leasing LLC (AEP) on a purchase order basis, following the assignment to AEP of all unfilled purchase orders previously placed by American Railcar Leasing LLC (ARL). Manufacturing revenues for the three and nine months ended September 30, 2013 included direct sales of railcars to AEP totaling $62.4 million and $142.0 million, respectively, compared to $50.0 million and $60.9 million of direct sales to ARL and AEP for the same periods in 2012. In addition, we recorded $3.4 million and $6.6 million of sales revenue from ACF Industries LLC (ACF) for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF during the three and nine months ended September 30, 2013, respectively, compared to zero for the same periods in 2012. Total manufacturing revenues from our affiliates represent 32.9% and 26.8% of our total consolidated revenues for the three and nine months ended September 30, 2013, respectively, compared to 29.7% and 12.1% for the same periods in 2012. AEP, ARL and ACF are affiliates of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder.
Earnings from operations for manufacturing, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our leasing segment, increased by $7.5 million and $19.4 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $9.6 million and $29.5 million for the three and nine months ended September 30, 2013, respectively, compared to $5.0 million and $28.3 million for the same periods in 2012. The estimated profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from manufacturing increased to 20.3% and 21.0% for the three and nine months ended September 30, 2013, respectively, from 18.5% and 17.7% for the same periods in 2012. These increases were due primarily to improved sales mix, as discussed above, and operating leverage as a result of higher tank railcar production volumes, partially offset by pricing competition in the hopper railcar market. We also continue to benefit from cost savings achieved by the vertical integration and expansion projects put in place during the past several years.

Railcar Leasing
Our railcar leasing revenues for the three and nine months ended September 30, 2013 increased by $4.0 million and $14.1 million, respectively, compared to the same periods in 2012. The increase in revenues was driven by an increase in railcars on lease with third parties and an increase in the average lease rate, as discussed above.
Earnings from operations for railcar leasing, which include an allocation of selling, general and administrative costs, increased by $1.8 million and $6.0 million for the three and nine months ended September 30, 2013, compared to the same periods in 2012 due predominately to the growth in our lease fleet, as discussed above. Operating margin from railcar leasing decreased to 50.1% and 44.6% for the three and nine months ended September 30, 2013, respectively, from 55.8% and 48.3% for the same periods in 2012. Although the operating margins were lower due to higher expenses, earnings were substantially higher as a result of a significant increase in the number of railcars on lease.
Railcar Services
Our railcar services revenues increased by $2.7 million and $5.1 million for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The increases were primarily due to certain repair projects performed in 2013 at our hopper railcar manufacturing facility.
For the three and nine months ended September 30, 2013, our railcar services revenues included transactions with ARL totaling $4.3 million, or 2.2% of our total consolidated revenues, and $13.5 million, or 2.4% of our total consolidated revenues, respectively, compared to $5.9 million, or 3.5% of our total consolidated revenues and $16.9 million, or 3.3% of our total consolidated revenues, for the same periods in 2012.
Earnings from operations and operating margins for railcar services, which include an allocation of selling, general and administrative costs, were relatively flat for the three and nine month periods ended September 30, 2013 and 2012.
BACKLOG
We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of September 30, 2013, our total backlog was approximately 6,300 railcars, of which approximately 3,870 railcars with an estimated market value of $483.0 million were orders for direct sale and approximately 2,430 railcars with an estimated market value of $331.5 million were orders for railcars that will be subject to lease. Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value. As of September 30, 2013, approximately 31% of the railcars in our backlog are expected to be delivered during 2013, of which 22% were for direct sale and 9% were for lease. The remaining 69% of the railcars in our backlog are scheduled to be delivered in 2014 and beyond. As of December 31, 2012, our total backlog was approximately 7,060 railcars, of which approximately 5,250 railcars with an estimated market value of $662.8 million were orders for direct sale and approximately 1,810 railcars with an estimated market value of $227.0 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of September 30, 2013, approximately 61% of the total number of railcars in our backlog were railcars for direct sale. Estimated market value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliate, AEP, accounted for 24% of the total number of railcars in our backlog as of September 30, 2013.
Railcars for Lease. As of September 30, 2013, approximately 39% of the total number of railcars in our backlog were railcars for lease, subject to firm orders.
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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2013, we had working capital of $166.7 million, including $115.0 million of cash and cash equivalents. As of September 30, 2013, we had $196.4 million of debt outstanding under our lease fleet financing.
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
In conjunction with this financing, Longtrain Leasing made an initial draw during December 2012 of $100.0 million, resulting in net proceeds of approximately $98.4 million. In February and May 2013, Longtrain Leasing made two additional draws, amounting to $99.8 million in the aggregate, fully utilizing the availability under the facility. These draws during 2013 resulted in net proceeds of $99.4 million. Principal and interest payments are due monthly and commenced on March 15, 2013.The Company is required to maintain deposits in an interest reserve bank account equal to nine months of interest payments. As of September 30, 2013, the interest reserve amount was $4.0 million and included within 'Prepaid expenses and other current assets' on the balance sheet. Principal payments are based on an annual rate of 3.33% of the borrowed amount, with any remaining balance payable on February 27, 2018. The terms of the lease fleet financing contain certain covenants, all of which we were in compliance with as of September 30, 2013.
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
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Nine Months Ended September 30,
	2013	2012	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$118,029	$47,353	$70,676
Investing activities	(108,992)	(153,492)	44,500
Financing activities	(98,994)	(101,875)	2,881
Effect of exchange rate changes on cash and cash equivalents	(68)	37	(105)
Decrease in cash and cash equivalents	$(90,025)	$(207,977)	$117,952

Net Cash Provided by Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the nine months ended September 30, 2013 was $118.0 million compared to $47.4 million for the same period in 2012. The increase was primarily due to increased earnings, as described above, along with changes in working capital, driven by more stable production rates at our railcar production facilities in 2013 compared to 2012 .
Net Cash Used In Investing Activities
Our net cash used in investing activities for the nine months ended September 30, 2013 was $109.0 million compared to $153.5 million in the same period in 2012. The decrease was a result of lower capital expenditures for our lease fleet in 2013 compared to 2012 and the sale of short term investments during the first quarter of 2013 resulting in proceeds of $12.7 million, both partially offset by increased spending on capital projects.
Net Cash Used In Financing Activities
Our net cash used in financing activities for the nine months ended September 30, 2013 was $99.0 million compared to $101.9 million in the same period in 2012. The cash used for financing activities in 2013 was a result of the voluntary early redemption of the remaining $175.0 million of principal on our Notes in March 2013, partially offset by a draw of $100.0 million under our Lease Fleet Financing Term Loan. Additionally, we paid dividends totaling $16.0 million during the nine months ended September 30, 2013. The cash used for financing activities in 2012 was a result of a voluntary partial early redemption of $100.0 million of the Notes.
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
Capital expenditures for the nine months ended September 30, 2013 were $108.3 million for manufacturing railcars for lease to others and $15.3 million for capitalized projects that maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2013 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
Future Liquidity
Given our strategic emphasis on growing our lease fleet and the capital required to manufacture railcars for lease for which we currently have firm orders, we expect that our longer term cash needs will require additional capital over and above our existing cash balance of $115.0 million plus anticipated cash flows from operations. Our anticipated cash flows from operations may be impacted by the number of railcar orders and shipments, our production rates, and the state of the credit markets and the overall economy. Our future liquidity may also be impacted by the number of new railcar orders for lease versus sale.
Our long-term liquidity is contingent upon future operating performance, Longtrain Leasing's ability to continue to meet its financial covenants under the lease fleet financing and any other indebtedness we may enter into, and the ability to repay or refinance its indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet. These capital requirements could be substantial. For example, we currently intend to negotiate an additional lease fleet financing during the fourth quarter. We cannot assure that we will be able to secure any additional financing, including any lease fleet financing, on commercially reasonable terms, in a timely manner, or at all. Failure to obtain additional capital on acceptable terms could constrain our ability to repay our indebtedness, expand our lease fleet as desired, operate our business and continue our other development and expansion projects. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.

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
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of September 30, 2013, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	2018 and beyond
	(in thousands)
Operating Lease Obligations [1]	$11,508	$582	$3,327	$2,207	$5,392
Lease Fleet Financing [2]	196,417	1,659	13,309	13,328	168,121
Interest Payments on Lease Fleet Financing [2,3]	21,884	1,328	10,246	9,535	775
Pension and Postretirement Funding [4]	6,085	350	2,297	2,138	1,300
Total	$235,894	$3,919	$29,179	$27,208	$175,588

(1)	The operating lease obligations include the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(2)	See Note 11 of the consolidated financial statements for further detail regarding the Lease Fleet Financing.

(3)	The interest rate on the lease fleet facility is LIBOR plus 2.5% and is payable monthly. At September 30, 2013, one-month LIBOR was 0.18% and was used to project interest payments into the future.

(4)	Our pension funding commitments include minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan.
We have excluded from the contractual obligations table above, our gross amount of unrecognized tax benefits of $1.3 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, we reasonably expect some change to this balance of up to $1.0 million to occur within the current year. As of the end of the third quarter, $0.4 million has been reversed.
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

Recent accounting pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss or similar tax loss or tax credit carryforward within the same jurisdiction, unless the entity does not intend to utilize the unrecognized tax benefit for that purpose. Otherwise, the unrecognized tax benefit would be presented gross, as a liability (not a deferred tax liability). ASU 2013-11 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013. The Company plans on adopting ASU 2013-11 for the first quarter of 2014. The Company does not anticipate that the adoption of ASU 2013-11 will have a material impact on the Company’s consolidated financial statements or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks since those disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2012.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q (the Evaluation Date). Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Interim Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	November 4, 2013	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Interim Chief Executive Officer

		By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Interim Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith