Form 10-K
period 2013-12-31
American Railcar Industries, Inc.
filed 2014-02-25
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51728
____________________________________
American Railcar Industries, Inc.
(Exact name of Registrant as Specified in its Charter)
 ____________________________________

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
____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $317 million, based on the closing sales price of $33.51 per share of such stock on The NASDAQ Global Select Market on June 28, 2013.
As of February 24, 2014, as reported on the NASDAQ Global Select Market, there were 21,352,297 shares of common stock, par value $0.01 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:
(1) Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders to be filed within 120 days of the end of its fiscal year ended December 31, 2013 – Items 10, 11, 12, 13 and 14.

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
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets;

•	our prospects in light of the cyclical nature of our business;

•	the health of and prospects for the overall railcar industry;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the conversion of our railcar backlog into revenues;

•	anticipated trends relating to our shipments, leasing, railcar services, revenues, financial condition or results of operations;

•	our ability to manage overhead and variations in production rates;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•
the ongoing benefits and risks related to our relationship with Mr. Carl Icahn, the chairman of our board of directors and, through Icahn Enterprises L.P. (IELP), our principal beneficial stockholder, and certain of his affiliates;

•	anticipated production schedules for our products and the anticipated capital needs, and production schedules of our joint ventures;

•	the risks associated with our current joint ventures;

•	the risks, impact and anticipated benefits associated with potential joint ventures, acquisitions or new business endeavors;

•	the risk of the lack of acceptance of new railcar offerings by our customers and the risk of initial production costs for our new railcar offerings being significantly higher than expected;

•	the sufficiency of our liquidity and capital resources;

•	the risk of being unable to market or remarket railcars for sale or lease at favorable prices or on favorable terms or at all;

•	risks associated with ongoing compliance with environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the implementation, integration with other systems or ongoing management of our new enterprise resource planning system;

•	risks related to our indebtedness and compliance with covenants contained in our financing arrangement; and

•	the impact and costs and expenses of any litigation we may be subject to now or in the future.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this Annual Report on Form 10-K, as well as the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K
PART I
Item 1: Business
INTRODUCTION
American Railcar Industries is a leading North American designer and manufacturer of hopper and tank railcars. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair services, engineering and field services, and fleet management services. Financial information about our business segments for the years ended December 31, 2013, 2012 and 2011 is set forth in Note 20 of our consolidated financial statements. Unless the context otherwise requires, references to “our company,” “the Company”, “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.
Our primary customers include leasing companies, industrial companies, shippers, and Class I railroads. In servicing this customer base, we believe our integrated railcar repair, refurbishment, engineering and fleet management services and our railcar components manufacturing business help us further penetrate the general railcar manufacturing market. In addition, we offer our customers the opportunity to lease railcars. These products and services provide us with cross-selling opportunities and insights into our customers’ railcar needs that we use to improve our products and services and enhance our reputation.
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
Our operations include eight manufacturing plants that fabricate and assemble raw materials, mainly steel, into railcars, railcar components and industrial components; six railcar repair plants; and twelve mobile repair and mini-shop locations. Our services business includes online access by customers, fleet management, painting, lining and cleaning offerings, regulatory consulting and engineering support. See Item 2 "Properties" for further discussion of our properties.
We are currently party to two joint ventures. Our Ohio Castings Company, LLC (Ohio Castings) joint venture manufactures various railcar parts for sale, through one of the joint venture partners, to third parties and the other joint venture partners. Our Axis, LLC (Axis) joint venture manufactures and sells axles to its joint venture partners for use and distribution both domestically and internationally. We previously held a 50% ownership interest in a third joint venture, Amtek Railcar Industries Private Limited (Amtek Railcar), that manufactures railcars and related parts. For further discussion of our joint ventures, including the sale of our interest in Amtek Railcar on December 27, 2013, refer to Note 9 of our consolidated financial statements.
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
Manufacturing
We primarily manufacture two types of railcars, hopper railcars and tank railcars, but have the ability to produce additional railcar types. We offer our customers the option to buy or lease railcars. We also manufacture components for railcar and industrial markets.
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
We have several versions of our hopper railcar that target specific customers and specific commodities, including plastic pellets, grain, cement, sand, clays, industrial and food grade starches and flours, heavy ore minerals, and corrosive chemicals. Our hopper railcars are specifically designed for shipping a variety of dry bulk products, from light density products, such as plastic pellets, to high-density products, such as cement and sand. Depending upon customer requirements, they can operate in a gravity, positive pressure or vacuum pneumatic unloading environment. We have improved our CenterFlow® and other lines of hopper railcars to provide protection for a wide range of dry bulk products and to enhance the associated loading, unloading and cleaning processes. Examples of these improvements include new designs of the shape of the railcars, joint designs, outlet mounting frames, loading hatches, discharge outlets and rotary-dump, which enhance the cargo loading and unloading processes.
Tank railcars
We manufacture non-pressure and pressure tank railcars at our Marmaduke plant. Our tank railcars are designed to enable the handling of a variety of commodities including petroleum products, ethanol, asphalt, vegetable oil, corn syrup and other food products. Our pressure tank railcars transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Our pressure tank railcars feature a thicker pressure retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that provides improved drainage. Many of our tank railcars feature coils that can be steam-heated to decrease cargo viscosity, which speeds unloading. We can alter the design of our tank railcars to address specific customer requirements and we can also apply linings to tank railcars.
Other railcar types
We have the ability to produce many other railcar types as demand may dictate.
Component manufacturing
In addition to manufacturing railcars, we also manufacture custom and standard railcar components. Our products include tank railcar components and valves, tank heads, discharge outlets for hopper railcars, manway covers and valve body castings, outlet components and running boards for industrial and railroad customers and hitches for the intermodal market. We use these components in our own railcar manufacturing and sell certain of these products to third parties.
We also manufacture aluminum and special alloy steel castings that we sell primarily to industrial customers. These products include castings for the trucking, construction, mining and oil and gas exploration markets, as well as finished, machined castings and other custom machined products.
Consulting and license agreements
Since 2011, we have utilized our engineering workforce for certain international engineering consulting projects. We entered into a consulting agreement with a company in Russia to design railcars and a railcar facility. We entered into another consulting agreement with the Indian Railways Research and Design Standards Organization to design and develop certain railcars.
In January 2013, we entered into a purchasing and engineering services agreement and license with ACF Industries LLC (ACF), an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. Under this agreement, ARI provides purchasing and engineering support to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility. Additionally, ARI provides certain other intellectual property related to certain tank railcars required to manufacture and sell such tank railcars.
Railcar Leasing
Customers may lease our hopper and tank railcars through various leasing options, including full service leases. Maintenance of leased railcars can be provided, in part, through our railcar repair and refurbishment facilities. The terms of our railcar leases generally range from 5 to 10 years and provide for fixed monthly rentals. As of December 31, 2013, we had 4,450 railcars in our lease fleet, all of which were under lease.

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
Repair services
This component of our business includes our full service repair and refurbishment plants, which are strategically located to serve our customers. Our repair plants have full cleaning, interior and exterior coating, repair / rebuilding, and non-destructive testing capabilities. We have the capacity to handle large reassignment projects, heavy wreck repair, and conversions to make, or keep, railcars regulatory compliant, as well as many other customer requirements.
Engineering and field services
We offer a wide array of engineering services including failure analysis, retrofit drawings, procedure preparation, regulatory compliance assistance, trouble shooting and railcar inspections. This line of business also includes our mobile units and mini shops. Working together with our mobile / mini shop network, our engineers are available to assist in quickly resolving railcar maintenance and regulatory compliance issues. Information learned in the field is used to educate other aspects of our business allowing us to recognize and address maintenance and compliance issues that affect our customers’ fleets.
Fleet management services
Our fleet management business includes maintenance and shop planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes and online service access. We manage and monitor maintenance activities to assure that all maintenance is performed in approved facilities and in compliance with regulations, as well as customer requirements. We use data collected from these activities to reduce fleet downtime and to minimize maintenance cost.
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
In 2013, sales to our top ten customers accounted for approximately 81.2% of our consolidated revenues. In 2013, our top three customers, AEP Leasing LLC (AEP), CIT Group, Inc., and First Union Rail, accounted for approximately 31.7%, 25.4% and 7.0% of our consolidated revenues, respectively. AEP is also an affiliate of Mr. Carl Icahn.
See Note 20 of our consolidated financial statements for geographical information concerning the sales of our products and services as well as other sales concentration information.
BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of December 31, 2013, our total backlog was approximately 8,560 railcars, of which approximately 6,230 railcars with an estimated value of $713.4 million were orders for direct sale and approximately 2,330 railcars with an estimated market value of $326.7 million were orders for railcars that will be subject to lease. Approximately 73% of the railcars in our backlog were expected to be delivered during 2014, of which 46% were for direct sale and 27% were for lease. The remaining 27% of the railcars in our backlog are scheduled to be delivered in 2015 and beyond. As of December 31, 2012, our total backlog was approximately 7,060 railcars, of which approximately 5,250 railcars with an estimated value of $662.8 million were orders for direct sale and approximately 1,810 railcars with an estimated market value of $227.0 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of December 31, 2013, approximately 73% of the total number of railcars in our backlog were railcars for direct sale. Estimated market value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliates, AEP and ARL, accounted for 14% of the total number of railcars in our backlog as of December 31, 2013.

Railcars for Lease. As of December 31, 2013, approximately 27% of the total number of railcars in our backlog were for lease, subject to firm orders. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar as if it had been sold to a third party. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
The following table shows our reported railcar backlog and estimated future revenue value attributable to such backlog at the end of the periods shown. The reported backlog includes railcars relating to purchase or lease obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the dollar amount of our backlog.

	2013	2012
Railcar backlog at January 1	7,060	6,530
New railcars delivered	(6,900)	(7,880)
New railcar orders	8,400	8,410
Railcar backlog at December 31	8,560	7,060
Estimated railcar backlog value at end of period (in thousands) (1)	$1,040,067	$889,862

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

We cannot guarantee that the actual revenue from these orders will equal our reported estimated backlog value or that our future revenue efforts will be successful. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay railcars in our backlog from being shipped and converted into revenue. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all.
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
The cost of raw materials and railcar components represents more than half of the direct manufacturing costs of most of our railcar product lines. Our railcar manufacturing contracts generally contain provisions for price adjustments that track fluctuations in the prices of certain raw materials and railcar components, including steel, so that increases in our manufacturing costs caused by increases in the prices of these raw materials and components are passed on to our customers. Conversely, if the price of those materials or components decreases, a discount is applied to reflect the decrease in cost.
In 2013, our top three suppliers accounted for approximately 45% of the total materials that we purchased and our top ten suppliers accounted for approximately 69% of the total materials that we purchased.
Steel
We use hot rolled steel coils, as-rolled steel plate and normalized steel plate in our manufacturing operations. We can acquire hot rolled steel coils and standard as-rolled steel plate from several suppliers. However, there are a limited number of qualified domestic suppliers of the form and size of as-rolled and normalized steel plate that we need for manufacturing tank railcars, and these suppliers are our only source of this product. Normalized steel plate is a special form of heat-treated steel that is stronger and is more resistant to puncture than as-rolled steel plate. Normalized steel plate is required by federal regulations to be used in tank railcars carrying certain types of hazardous cargo.
Castings
Heavy castings that we use in our railcar manufacturing primarily include bolsters and sideframes that are components of truck assemblies, upon which railcars are mounted, as well as couplers and yokes. We obtain a significant portion of our castings requirements from our joint venture, Ohio Castings.

Axles
Axles, at times, have been a capacity constrained critical component of manufacturing railcars. Our joint venture, Axis, produces railcar axles and is our primary supplier.
COMPETITION
The North American railcar manufacturing industry has historically been extremely competitive. We compete primarily with Trinity Industries, Inc. (Trinity), The Greenbrier Companies, Inc. (Greenbrier), National Steel Car Limited, and Freight Car America, Inc. in the hopper railcar market and primarily with Trinity, Greenbrier and Union Tank Car Company in the tank railcar market. Competitors have expanded and may continue to expand their capabilities into our core railcar markets.
We also experience intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of our significant customers. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our railcar leasing business and with other leasing companies.
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
EMPLOYEES
As of December 31, 2013, we had 2,663 full-time employees in various locations throughout the United States and Canada, of which approximately 13% were covered by domestic collective bargaining agreements at two of our repair facilities and at our Texas manufacturing facility.
REGULATION
The Federal Railroad Administration (FRA) administers and enforces U.S. Federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for railcars and other rail equipment used in interstate commerce. The Association of American Railroads (AAR) promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar manufacturers and component manufacturers that provide equipment for use on railroads in the United States. New products must generally undergo AAR testing and approval processes. Because of these regulations, we must maintain certifications with the AAR as a railcar manufacturer, and products that we sell must meet AAR and FRA standards. We must comply with the rules of the U.S. Department of Transportation (USDOT) and we are subject to oversight by Transport Canada that also requires certification. To the extent that we expand our business internationally, we will increasingly be subject to the regulations of other non-U.S. jurisdictions.

Recent derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, including but not limited to the USDOT; FRA; Pipeline and Hazardous Materials Safety Administration ("PHMSA"); AAR and the AAR Tank Car Committee ("AARTCC"); American Petroleum Institute ("API"); and Railcar Supply Institute ("RSI"), as well as community governments, to focus attention on transportation by rail of flammable materials. In September 2013, the PHMSA, a division of the USDOT, published an Advance Notice of Proposed Rulemaking seeking interested party comments on potential regulatory initiatives pertaining to the transportation of flammable materials by rail. The regulatory process itself and the scope of any potential regulatory change is uncertain. Any final rule may or may not materially impact the rail industry as a whole; railroad operations; older and newer tank railcars that meet or exceed currently mandated FRA standards; future tank railcar specifications; and the capability of the nation’s railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. We cannot assure that costs incurred to comply with standards and regulations emerging from PHMSA’s rulemaking process will not be material to our business, financial condition or results of operations.
ENVIRONMENTAL MATTERS
We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, and other laws and regulations relating to the protection of human health and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities and negligent acts, and also may expose us to liability for the conduct of others or for our actions that complied with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law.
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
Certain real property we acquired from ACF Industries LLC (ACF) in 1994 has been involved in investigation and remediation activities to address contamination both before and after transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, it is our understanding that no further investigation or remediation is required at these properties and we do not believe we will incur material costs in connection with any such activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of any additional investigation or remediation activities relating to these properties that may be required.
We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our financial condition or results of operations.
Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could materially adversely affect our business, financial condition or results of operations. In addition, we have historically conducted investigation and remediation activities at properties that we own to address past contamination. To date, such costs have not been material. Although we believe we have satisfactorily addressed all known material contamination through our remediation activities, there can be no assurance that these activities have addressed all past contamination. The discovery of past contamination or the release of hazardous substances into the environment at our current or formerly owned or operated facilities could require us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business.
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
The highly cyclical nature of the railcar industry may result in lower revenues during economic downturns or due to other factors.
The North American railcar market has been, and we expect it to continue to be, highly cyclical resulting in volatility in demand for our products and services. Downturns in economic conditions typically have an adverse effect on cyclical industries due to decreased demand for new and replacement products.
Sales of our railcars and other products slowed in 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased in 2011, 2012 and 2013 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011, 2012 and 2013. Though we have seen improvements in the railcar market in 2011, 2012 and 2013, these improvements may or may not continue.
Currently, we estimate that approximately 73% of our December 31, 2013 backlog will be shipped during 2014. As a result, our failure to obtain new orders would materially adversely affect our business, financial condition and results of operations. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services. For example, a change in environmental regulations, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could reduce demand for railcars in the energy transportation industry.
Further, a change in our product mix due to cyclical shifts in demand could have an adverse effect on our profitability. We manufacture, lease and repair a variety of railcars. The demand for specific types of these railcars varies from time to time. These shifts in demand could affect our margins and could have an adverse effect on our profitability.
Volatility in the global financial markets may adversely affect our business, financial condition and results of operation.
During periods of volatility in the global financial markets, certain of our customers could delay or otherwise reduce their purchases of railcars and other products and services. If volatile conditions in the global credit markets prevent our customers’ access to credit, product order volumes may decrease or customers may default on payments owed to us. Most of the end users of our railcars that we sell acquire them through leasing arrangements with our leasing company customers. Economic conditions that result in higher interest rates may result in stricter borrowing conditions, which could increase the cost of, or potentially deter, new leasing arrangements. These factors may cause our leasing company customers to purchase fewer railcars, which could materially adversely affect our business, financial condition and results of operations.
Likewise, if our suppliers face challenges obtaining credit, selling their products, or otherwise operating their businesses, the supply of materials we purchase from them to manufacture our products may be interrupted. Any of these conditions or events could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our business, financial conditions and results of operations.
We operate in a highly competitive industry and we may be unable to compete successfully, which could materially adversely affect our business, financial condition and results of operations.
We face intense competition in all geographic markets and in each area of our business. In our railcar manufacturing business we have five primary competitors. Any of these competitors may, from time to time, have greater resources than we do. Our current competitors may increase their participation in, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars. If we produce any type of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type.
We also have intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of our significant customers. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our railcar leasing business and with leasing companies.
New competitors, or alliances among existing competitors, may emerge in the railcar components industry and rapidly gain market share. We compete with numerous companies in our railcar repair services and railcar fleet management businesses, ranging from companies with greater resources than we have to smaller companies.
Technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage and could cause us to lose market share. Increased competition for the sales of our railcars, our leasing business, our fleet management and repair services and our railcar components could result in price reductions, reduced margins and loss of market share, which could materially adversely affect our prospects, business, financial condition and results of operations.
We depend upon a small number of customers that represent a large percentage of our revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer’s inability to pay us in a timely manner could materially adversely affect our business, financial condition and results of operations.
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our revenue in any given year. Our top ten customers represented approximately 81%, 83% and 78% of our total consolidated revenues in 2013, 2012 and 2011, respectively. Moreover, our top three customers accounted for approximately 64%, 67% and 53% of our total consolidated revenues in 2013, 2012 and 2011, respectively. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could materially adversely affect our business, financial condition and results of operations. If one of our significant customers was unable to pay due to financial condition, it could materially adversely affect our business, financial condition and results of operations.
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
The cost of raw materials, including steel, and components, including scrap metal, used in the production of our railcars, represents more than half of our direct manufacturing costs per railcar. We generally include provisions in our railcar manufacturing orders that allow us to adjust prices as a result of increases and decreases in the cost of most raw materials and components on a dollar for dollar basis. The number of customers to which we are not able to pass on price increases may increase in the future, and any such increase could adversely affect our operating margins and cash flows. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars, could materially adversely affect our business, financial condition and results of operations. Such price increases could reduce demand for our railcars. If we are not able to pass on price increases to our customers, we may lose railcar orders or enter into contracts with less favorable contract terms, any of which could materially adversely affect our business, financial condition and results of operations. Deliveries of raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.

Fluctuations in the supply of components and raw materials we use in manufacturing railcars, which are often only available from a limited number of suppliers, could cause production delays or reductions in the number of railcars we manufacture, which could materially adversely affect our business, financial condition and results of operations.
Our railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, bearings, yokes, sideframes, bolsters and other heavy castings and raw materials, such as steel. Some of these components and raw materials are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components and raw materials as reliable suppliers could reach capacity production levels. Supply constraints in our industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use.
U.S., Canadian and railroad industry regulatory authorities are currently considering various proposals concerning tank railcar manufacturing standards. We are unable to predict what regulatory changes may be made in this regard, if any, or the time period during which any such regulatory changes may become effective. However, if new regulations are adopted, they could materially impact the tank railcar manufacturing process industry-wide, which could negatively affect the potential availability of certain critical components and raw materials including, in particular, steel. If we are unable to source critical components and raw materials like steel in a timely manner and at reasonable cost, we may be unable to manufacture railcars that comply with any new regulations and/or to take advantage of any increase in demand for our products and services as a result of any such new regulations, and our business, financial condition and results of operations could be materially adversely affected.
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
In 2013, our top three suppliers accounted for approximately 45% of the total materials that we purchased and our top ten suppliers accounted for approximately 69% of the total materials that we purchased. If any of our significant suppliers of railcar components were to shut down operations, our business and financial results could be materially adversely affected as we may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.
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
Affiliates of Mr. Carl Icahn accounted for approximately 36%, 18% and 5% of our consolidated revenues in 2013, 2012 and 2011, respectively. This revenue is primarily attributable to sale of railcars to ARL and AEP, which currently purchase all of their railcars from us, but are not required to do so in the future. This revenue is also attributable to railcar repairs and services provided to ARL, which are done on an ad hoc basis. Further, ARI is not the only provider of railcar repairs and services to ARL. This revenue is also generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility.
We operate our leasing business under lease management agreements with ARL through which ARL markets our railcars for sale or lease and acts as our manager to lease railcars on our behalf for a fee. We could compete directly with ARL or its affiliate, AEP, in our lease business if ARL or AEP provides a potential customer with better terms than what we would offer. ARL and AEP also lease railcars and therefore market our railcars and their own railcars to the same customer base. To the extent our relationships with ARL, AEP, ACF or Mr. Carl Icahn change, our business, financial condition and results of operations could be materially adversely affected.

Mr. Carl Icahn exerts significant influence over us and his interests may conflict with the interests of our other stockholders.
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
Mr. Carl Icahn owns, controls and has an interest in a wide array of companies, some of which, such as ARL, AEP and ACF as described above, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL competes directly with our leasing customers and may compete directly with us in the railcar leasing business. ACF has also previously manufactured railcars for us and under a purchasing and engineering services agreement and license is manufacturing and selling tank railcars with engineering, purchasing and design support from us. Mr. Carl Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be complementary to our business. Our articles of incorporation allow Mr. Carl Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us, Mr. Carl Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or you.
Our relationships with our joint ventures could be unsuccessful, which could materially adversely affect our business.
We have entered into joint venture agreements with other companies to increase our sourcing alternatives and reduce costs. We may seek to expand our relationships or enter into new agreements with other companies. If our joint venture partners are unable to fulfill their contractual obligations or if these relationships are otherwise not successful in the future, our manufacturing costs could increase, we could encounter production disruptions, growth opportunities could fail to materialize, or we could be required to fund such joint ventures in amounts significantly greater than initially anticipated, any of which could materially adversely affect our business.
If any of our joint ventures generate significant losses, it could adversely affect our results of operations. For example, if our Axis joint venture is unable to operate as anticipated, incurs significant losses or otherwise is unable to honor its obligation to us under the Axis loan, our financial results or financial position could be materially adversely affected.
We may pursue new joint ventures, acquisitions or new business endeavors that involve inherent risks, any of which may cause us not to realize anticipated benefits and we may have difficulty integrating the operations of any companies that we acquire, joint ventures that we form, or new business endeavors, which could materially adversely affect our results of operations.
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
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent we pursue opportunities internationally or in new railcar markets where we do not have significant experience. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may experience managerial or other conflicts with our joint venture partners. Any of these items could adversely affect our results of operations.

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
Train derailments or other accidents could subject us to legal claims and/or result in regulatory changes that may adversely impact our business, financial condition and results of operations.
We manufacture railcars for our customers to transport a variety of commodities, including tank railcars that transport hazardous materials such as crude oil and other petroleum products. We could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a derailment or other accident. If we become subject to any such claims and are unable successfully to resolve them, our business, financial condition and results of operations could be materially adversely affected.
Recent derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, as well as community governments, to focus attention on transportation by rail of flammable materials. For example, in September 2013, the Pipeline and Hazardous Materials Safety Administration (PHMSA), a division of the USDOT, published an Advance Notice of Proposed Rulemaking seeking interested party comments on potential regulatory initiatives pertaining to the transportation of flammable materials by rail. We are unable to predict what regulatory changes may be made in this regard, if any, or the time period during which any such regulatory changes may become effective. Any final rule may or may not materially impact the rail industry as a whole; railroad operations; older and newer tank railcars that meet or exceed currently mandated FRA standards; future tank railcar specifications; and the capability of the nation’s railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. While certain regulatory changes could result in increased demand for refurbishment and/or new tank railcar manufacturing activity, if we are unable to adapt our business to changing regulations, and/or take advantage of any increase in demand for our products and services, our business, financial condition and results of operations could be materially adversely affected. We cannot assure that costs incurred to comply with any new standards and regulations, including any emerging from PHMSA’s rulemaking process, will not be material to our business, financial condition or results of operations.
Our failure to comply with regulations imposed by federal and foreign agencies could materially adversely affect our business, financial condition, results of operations and ability to access capital.
The railcar industry is subject to extensive regulation by governmental, regulatory and industry authorities and by federal and foreign agencies. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance and related standards; and railroad safety. New regulatory rulings and regulations from these entities may impact our business, financial condition, results of operations and ability to access capital. If we fail to comply with the requirements and regulations of these agencies that impact our manufacturing, other processes and reporting requirements, we may face sanctions and penalties that could materially adversely affect our business, financial condition, results of operations and ability to access capital.
Uncertainty surrounding acceptance of our new railcar offerings by our customers, and costs associated with those new offerings, could materially adversely affect our business.
Our strategy depends in part on our continued development and sale of new railcar designs to expand or maintain our market share in our current railcar markets and new railcar markets. Any new or modified railcar design that we develop may not gain widespread acceptance in the marketplace and any such product may not be able to compete successfully with existing railcar designs or new railcar designs that may be introduced by our competitors. Furthermore, we may experience significant initial costs of production of new railcar products related to training, labor and operating inefficiencies. To the extent that the total costs of production significantly exceed our anticipated costs of production, we may incur a loss on our sale of new railcar products.
Equipment failures, delays in deliveries or extensive damage to our facilities, particularly our railcar manufacturing plants in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.
An interruption in manufacturing capabilities at our plants in Paragould or Marmaduke or at any of our manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of our railcars or railcar and industrial components, which could alter the scheduled delivery dates to our customers and affect our production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to our reputation with our customers and in the railcar industry, all of which could materially adversely affect our business, financial condition and results of operations.

All of our facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornados or weather conditions. If there is a natural disaster or other serious disruption at any of our facilities, we may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of our facilities, which could materially adversely affect our business, financial condition or results of operations.
Our failure to complete capital expenditure projects on time and within budget, or the failure of these projects, once constructed, to operate as anticipated could materially adversely affect our business, financial condition and results of operations.
Construction plans we may have from time to time are subject to a number of risks and contingencies over which we may have little control and that may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once constructed. If these capital expenditure projects do not achieve the results anticipated, we may not be able to satisfy our operational goals on a timely basis, if at all. If we are unable to complete the construction of any of such capital expenditure projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated, our business, financial condition and results of operations could be materially adversely affected.
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
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could have a material adverse effect on our business, financial condition and results of operations. Our ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, and the availability in the market of other used or new railcars.
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
Risks related to our activities or potential activities outside of the U.S. and any potential expansion into new geographic markets could adversely affect our results of operations.
Conducting business outside the U.S. subjects us to various risks, including changing economic, legal and political conditions, work stoppages, exchange controls, currency fluctuations, terrorist activities directed at U.S. companies, armed conflicts and unexpected changes in the U.S. and the laws of other countries relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Some foreign countries in which we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacturing.
In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could make the manufacturing and distribution of our products internationally more difficult. The failure to comply with laws governing international business practices may result in substantial penalties and fines. Any international expansion or acquisition that we undertake could heighten these risks related to operating outside of the U.S.

We are subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our failure to comply, with such requirements could materially adversely affect our business, financial condition, results of operations.
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
Railcar sales comprised approximately 80%, 80% and 76% of our total consolidated revenues in 2013, 2012 and 2011, respectively. Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determines when we record the revenues associated with our railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our shipment and production schedules, which could materially adversely affect our business, financial condition and results of operations
As a result of these fluctuations, we believe that comparisons of our sales and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our future performance.
If we lose any of our executive officers or key employees, our operations and ability to manage the day-to-day aspects of our business could be materially adversely affected.
Our future performance will substantially depend on our ability to retain and motivate our executive officers and key employees, both individually and as a group. If we lose any of our executive officers or key employees, who have many years of experience with our company and within the railcar industry and other manufacturing industries, or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business could be materially adversely affected. The loss of the services of one or more of our executive officers or key employees, who also have strong personal ties with customers and suppliers, could materially adversely affect our business, financial condition and results of operations. We do not currently maintain “key person” life insurance. Further, we do not have employment contracts with all of our executive officers and key employees.
Our implementation of new enterprise resource planning (ERP) systems could result in problems that could negatively impact our business.
We are currently designing and implementing an ERP system that supports substantially all of our operating and financial functions. We could experience problems in connection with such implementation, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.
Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security. Security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business.
In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. Our information and processes are exposed to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful. Any compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities that could adversely affect our business.
Some of our railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our other employees in the future could materially adversely affect our operations.
As of December 31, 2013, the employees at our sites covered by collective bargaining agreements represent, in the aggregate, approximately 13% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or employees at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
If we face labor shortages or increased labor costs, our growth and results of operations could be materially adversely affected.
We depend on skilled labor in our railcar manufacturing and other business. Due to the competitive nature of the labor markets in which we operate and the cyclical nature of the railcar industry, the resulting employment cycle increases our risk of not being able to retain, recruit and train the personnel we require, particularly in periods of economic expansion. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could materially adversely affect our business, financial condition and results of operations.
Changes in assumptions or investment performance related to pension and other postretirement benefit plans that we sponsor could materially adversely affect our financial condition and results of operations.
We are responsible for making funding contributions to two frozen pension plans and are liable for any unfunded liabilities that may exist should the plans be terminated. Our liability and resulting costs for these plans may increase or decrease based upon a number of factors, including actuarial assumptions used, the discount rate used in calculating the present value of future liabilities, and investment performance, which could materially adversely affect our financial condition and results of operations. There is no assurance that interest rates will remain constant or that our pension fund assets can earn the expected rate of return, and our actual experience may be significantly different. Our pension expenses and funding may also be greater than we currently anticipate if our assumptions regarding plan earnings and expenses turn out to be incorrect.
We provide certain postretirement life insurance benefits for certain of our union employees who retire after attaining specified age and service requirements. Our postretirement benefit obligations and related expense with respect to these postretirement benefits also increase or decrease based on several factors and could similarly materially adversely affect our financial condition and results of operations due to changes in these factors.

Our manufacturer’s warranties expose us to potentially significant claims.
We may be subject to significant warranty claims in the future relating to workmanship and materials involving our current or future railcar designs. Such claims may include multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective component is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations. Unresolved warranty claims could result in users of our products bringing legal actions against us.
Our indebtedness could materially adversely affect our business, financial condition and results of operations and prevent us from fulfilling our indebtedness obligations.
As of December 31, 2013, our total debt was $194.8 million, consisting solely of borrowings under our lease fleet financing senior secured term loan facility. Subsequent to December 31, 2013, we refinanced our lease fleet financing facility to, among other things, increase our borrowings thereunder. As a result of the refinancing, our total debt is approximately $317.8 million as of the date of this Annual Report on Form 10-K.
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
We are exposed to the risk of increasing interest rates as our lease fleet financing is at a variable interest rate. Any material changes in interest rates could result in higher interest expense and related payments for us.
Despite our indebtedness, we may still be able to incur substantially more debt, as may our subsidiaries, which could further exacerbate the risks associated with our indebtedness.
Despite our indebtedness, we may be able to incur future indebtedness, including secured indebtedness, and this debt could be substantial. If new debt is added to our, or our subsidiaries’ current debt levels, the related risks that we or they now face could be magnified.
We may not be able to generate sufficient cash flow to service our obligations and we may not be able to refinance our indebtedness on commercially reasonable terms.
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
Certain real property we acquired from ACF in 1994 had been involved in investigation and remediation activities to address contamination both before and after their transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, it is our understanding that no further investigation or remediation is required at these properties and we do not believe we will incur material costs in connection with such activities, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of any additional investigation or remediation activities relating to these properties, that may be required. These additional costs could be material or could interfere with the operation of our business. Any environmental liabilities we may incur that are not covered by adequate insurance or indemnification will also increase our costs and have a negative impact on our profitability.
Increasing insurance claims and expenses could lower profitability and increase business risk.
The nature of our business subjects us to product liability, property damage, and personal injury claims, especially in connection with the repair and manufacture of products that transport hazardous, toxic, or volatile materials. We maintain reserves for reasonably estimable liability claims and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. There are only limited providers for this insurance to the railcar industry, and over the last several years, insurance carriers have raised premiums for many companies operating in our industries. Increased insurance premiums may further increase our insurance expense as coverages expire or cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of our reserves. An unusually large liability claim or a series of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could materially adversely affect the cost and availability of insurance in the future.
If we are unable to protect our intellectual property and prevent its improper use by third parties, our ability to compete in the market may be harmed.
Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent our competitors from duplicating our products or gaining access to our proprietary information and technology. These means also may not permit us to gain or maintain a competitive advantage. To the extent we expand internationally, we become subject to the risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as intellectual property laws in the U.S.
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
We cannot guarantee that our products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert our management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 2 of our consolidated financial statements, no triggering events occurred in 2013. We perform an annual goodwill impairment test as of March 1 of each year. As discussed in Note 8 of our consolidated financial statements, no goodwill impairment loss was noted in 2013. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.

The use of railcars as a significant mode of transporting freight could decline, become more efficient over time, experience a shift in types of modal transportation, and/or certain railcar types could become obsolete.

As the freight transportation markets we serve continue to evolve and become more efficient, the use of railcars may decline in favor of other more economic modes of transportation. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change. Our operations may be adversely impacted by changes in the preferred method used by customers to ship their products or changes in demand for particular products. The industries in which our customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic and political factors in the United States and abroad. Demand for our railcars may be significantly affected by changes in the markets in which our customers operate. A significant reduction in customer demand for transportation or manufacture of a particular product or change in the preferred method of transportation used by customers to ship their products could result in the economic obsolescence of our railcars, including those leased by our customers.
The price of our common stock is subject to volatility.
The market price for our common stock has varied between a high closing sales price of $47.87 per share and a low closing sales price of $20.81 per share in the past twenty-four months as of December 31, 2013. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
Other factors that could cause our stock’s price to fluctuate could be actual or anticipated variations in our or our competitors’ quarterly or annual financial results, financial results failing to meet expectations of analysts or investors, including the level of our backlog and number of orders received during the period, changes in securities analysts’ estimates of our future performance or of that of our competitors and the general health and outlook of our industry.
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
As we are a “controlled company” within the meaning of the corporate governance standards of the NASDAQ Global Select Market, we have elected, as permitted by those rules, not to comply with certain corporate governance requirements. For example, our board of directors does not have a majority of independent directors and we do not have a nominating committee or compensation committee consisting of independent directors. As a result, our officers’ compensation is not determined by our independent directors, and director nominees are not selected or recommended by a majority of independent directors.

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
We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. Adverse outcomes in some or all of these matters could result in judgments against us for significant monetary damages that could increase our costs and weaken our financial condition. We seek contractual recourse and indemnification in the ordinary course of business, maintain reserves for reasonably estimable liability, and purchase liability insurance at coverage levels based upon commercial norms in our industries in an effort to mitigate our liability exposures. Nevertheless, our reserves may be inadequate to cover the uninsured portion of claims or judgments. Any such claims or judgments could materially adversely affect our business, financial condition and results of operations. The nature of our businesses and assets expose it to the potential for claims and litigation related to personal injury and property damage, environmental claims, regulatory claims and various other matters.
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
Item 1B: Unresolved Staff Comments
None
Item 2: Properties
Our headquarters is located in St. Charles, Missouri. We lease this facility from an entity owned by Mr. James J. Unger, the former vice chairman of our board of directors, pursuant to a lease agreement that expires December 31, 2021, as described in Note 19 to our consolidated financial statements.
The following table presents information about our major locations that manufacture our products as of December 31, 2013:

Location	Leased or Owned	Lease Expiration Date
Paragould, Arkansas	Owned	N/A

Marmaduke, Arkansas	Owned	N/A

Jackson, Missouri	Owned	N/A

Kennett, Missouri	Owned	N/A

Longview, Texas	Owned	N/A

St. Charles, Missouri	Leased	2/28/2016

In addition, as of December 31, 2013, we operate six railcar services facilities and several mobile repair facilities where we provide railcar repair, cleaning, maintenance and other services. Four of the railcar services facilities are owned and two are leased.
Item 3: Legal Proceedings
We are from time to time party to various legal proceedings arising out of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We believe that there are no proceedings pending against us that, were the outcome to be unfavorable, would materially adversely affect our business, financial condition or results of operations.
Item 4: Mine Safety Disclosure
Not applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Select Market under the symbol ARII. There were approximately 11 holders of record of common stock as of February 24, 2014 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker.

The following table shows the high and low closing sales prices per share of our common stock by quarter for the period from January 1, 2012 through December 31, 2013:

	Prices
	High	Low
Year Ended December 31, 2013
Quarter ended March 31, 2013	$46.74	$32.18
Quarter ended June 30, 2013	44.25	30.39
Quarter ended September 30, 2013	39.23	31.39
Quarter ended December 31, 2013	47.87	38.88

	High	Low
Year Ended December 31, 2012
Quarter ended March 31, 2012	$32.02	$23.46
Quarter ended June 30, 2012	27.10	20.81
Quarter ended September 30, 2012	32.53	24.37
Quarter ended December 31, 2012	36.00	26.48
Dividends
During 2013, we declared and paid cash dividends of $0.25 per share of our common stock each quarter, totaling $21.4 million. We also declared and paid a cash dividend of $0.25 per share of our common stock in December 2012. On February 18, 2014, the board of directors increased the quarterly dividend by 60% to $0.40 per share of our common stock. See Note 24 of the consolidated financial statements for further detail regarding this dividend declared subsequent to year end. Prior to December 2012, the Company had not paid any dividends since July 2009. Any future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any of our borrowing arrangements, applicable law and other factors our board of directors considers relevant.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934 (the Exchange Act), each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph illustrates the cumulative total stockholder return on our common stock during the five year period ended December 31, 2013, and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on December 31, 2008 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

Item 6: Selected Consolidated Financial Data.
The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statements of operations and cash flow data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our historical consolidated financial statements not included in this filing. See “Index to Consolidated Financial Statements.”

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated statement of operations data:
Revenues
Manufacturing (1)	$646,100	$633,547	$453,092	$205,331	$364,553
Railcar leasing	31,871	13,444	1,075	763	776
Railcar services (2)	72,621	64,732	65,218	67,469	58,102
Total revenues	750,592	711,723	519,385	273,563	423,431
Cost of revenues
Manufacturing	(503,178)	(506,083)	(410,308)	(209,889)	(328,637)
Railcar leasing	(13,394)	(5,906)	(682)	(380)	(388)
Railcar services	(55,408)	(51,383)	(50,599)	(54,353)	(47,015)
Total cost of revenues	(571,980)	(563,372)	(461,589)	(264,622)	(376,040)
Gross profit	178,612	148,351	57,796	8,941	47,391
Selling, general and administrative (3)	(27,705)	(26,931)	(25,047)	(25,591)	(25,141)
Earnings (loss) from operations	150,907	121,420	32,749	(16,650)	22,250
Interest income (4)	2,716	3,003	3,654	3,519	6,613
Interest expense	(7,337)	(17,765)	(20,291)	(21,275)	(20,909)
Loss on debt extinguishment	(392)	(2,267)	—	—	—
Other income (loss) (5)	2,037	1,905	(10)	394	20,869
Loss from joint ventures	(8,595)	(451)	(7,900)	(7,789)	(6,797)
Earnings (loss) before income taxes	139,336	105,845	8,202	(41,801)	22,026
Income tax (expense) benefit	(52,440)	(42,022)	(3,866)	14,795	(6,568)
Net earnings (loss)	$86,896	$63,823	$4,336	$(27,006)	$15,458
Net earnings (loss) per common share—basic & diluted	$4.07	$2.99	$0.20	$(1.27)	$0.73
Weighted average common shares outstanding—basic & diluted	21,352	21,352	21,352	21,302	21,302
Dividends declared per common share	$1.00	$0.25	$—	$—	$0.06
Consolidated balance sheet data:
Cash and cash equivalents	$97,252	$205,045	$307,172	$318,758	$347,290
Net working capital	148,122	273,953	364,229	362,763	374,965
Property, plant and equipment, net	159,375	155,893	155,643	171,614	189,361
Railcars on operating lease, net	372,551	220,282	38,599	9,641	9,988
Total assets	825,609	809,758	703,770	654,367	664,364
Total liabilities	391,707	440,293	393,601	346,591	328,724
Total stockholders’ equity	433,902	369,465	310,169	307,776	335,640
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$164,766	$121,378	$28,123	$(12,141)	$84,143
Net cash used in investing activities	(166,376)	(214,397)	(40,460)	(16,692)	(26,842)
Net cash (used in) provided by financing activities	(106,045)	(9,130)	756	294	(1,917)
Effect of exchange rate changes on cash and cash equivalents	(138)	22	(5)	7	118

You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

(1)	Includes revenues from affiliates of $250.5 million, $103.7 million, $1.2 million, $81.9 million and $105.2 million in 2013, 2012, 2011, 2010 and 2009, respectively.

(2)	Includes revenues from affiliates of $17.2 million, $21.4 million, $24.7 million, $15.0 million and $14.4 million in 2013, 2012, 2011, 2010 and 2009, respectively.

(3)	Includes costs to a related party of $1.1 million in 2013 and $0.6 million in 2012, 2011, 2010 and 2009.

(4)	Includes income from related parties of $2.7 million, $2.9 million, $2.8 million, $2.6 million and $1.0 million in 2013, 2012, 2011, 2010 and 2009, respectively.

(5)	Includes income from a related party of less than $0.1 million in 2013, 2012, 2011, 2010 and 2009.
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements, including as a result of the factors we describe under “Risk Factors” and elsewhere in this annual report. See “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this report and “Risk Factors” set forth in Item 1A of this report.
EXECUTIVE SUMMARY
We are a leading North American designer and manufacturer of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair services, engineering and field services, and fleet management services.
The North American railcar market has been, and we expect it to continue to be, highly cyclical. Increased North American crude oil production has contributed to the strong industry-wide demand for tank railcars, resulting in record industry levels for tank railcar shipments and backlog. Additionally, we believe inquiry activity for hopper railcars is growing. Consistent with industry expectations, we anticipate demand for hopper railcars, specifically plastic pellet railcars, to begin strengthening for deliveries from 2015 through 2017. However, we cannot assure you that tank railcar demand will continue at historically strong levels, that demand for hopper railcars, or any other railcar types, will improve, or that our railcar orders and shipments will track industry-wide trends.
For the year ended December 31, 2013, we achieved record earnings from operations and record earnings per share driven primarily by the continued strength of the tank railcar market and an increase in our lease fleet. During the year ended December 31, 2013, our manufacturing revenues and gross profit increased compared to the prior year. Our railcar shipments, including railcars manufactured for lease, of approximately 6,900 railcars in 2013 decreased from our 2012 shipments of approximately 7,880 railcars due to a decline in hopper railcar shipments, partially offset by an increase in tank railcar shipments. This favorable production mix of more tank railcars has contributed to increased earnings and an increased gross profit margin for our manufacturing segment, which was 22.1% in 2013 compared to 20.1% in 2012.
Our railcar leasing revenues increased significantly in 2013 compared to 2012 as we increased our lease fleet from 2,590 railcars at December 31, 2012 to approximately 4,450 railcars at December 31, 2013.
Our railcar services revenues for 2013 increased 12.2% from 2012, primarily due to higher demand for paint and lining work at our repair facilities, in addition to certain railcar repair projects performed in 2013 at our hopper railcar manufacturing facility.
As of December 31, 2013, we have a backlog of approximately 8,560 railcars, up from a total backlog of approximately 7,060 railcars as of December 31, 2012. Our backlog as of December 31, 2013 and 2012 included approximately 2,330 and 1,810 railcars being manufactured for lease, respectively. In response to changes in customer demand, we continue to adjust production rates as needed at our railcar manufacturing facilities.
Consolidated earnings from operations for 2013 increased 23% compared to 2012. Operating margins were 20.1% in 2013 compared to 17.1% in 2012.

We recorded a loss from the sale of our investment in the India joint venture, Amtek Railcar Industries Private Limited (Amtek Railcar), of $5.9 million in the fourth quarter of 2013. The Amtek Railcar joint venture had experienced delays in the initial start-up of the business, as well as delays in completing the rail connection from the joint venture’s plant to the mainline and was delivering financial results weaker than originally anticipated. After considering various strategic alternatives, the Company decided to sell its interest in the joint venture.
RESULTS OF OPERATIONS
Consolidated Results
The following table summarizes our historical operations for the years ended December 31, 2013, 2012 and 2011. Our historical results are not necessarily indicative of operating results that may be expected in the future. In the first quarter of 2012, we began reporting the leasing business as a separate segment. To maintain comparability, 2011 amounts have been reclassified to separately present the leasing segment’s results.

				$ Increase (Decrease)		% Increase (Decrease)
	2013	2012	2011	2013 vs 2012	2012 vs 2011	2013 vs 2012	2012 vs 2011
	(in thousands)
Revenues:
Manufacturing	$646,100	$633,547	$453,092	$12,553	$180,455	2.0	39.8
Railcar leasing	31,871	13,444	1,075	18,427	12,369	137.1	*
Railcar services	72,621	64,732	65,218	7,889	(486)	12.2	(0.7)
Total revenues	750,592	711,723	519,385	38,869	192,338	5.5	37.0
Cost of revenues:
Manufacturing	(503,178)	(506,083)	(410,308)	(2,905)	95,775	(0.6)	23.3
Railcar leasing	(13,394)	(5,906)	(682)	7,488	5,224	126.8	*
Railcar services	(55,408)	(51,383)	(50,599)	4,025	784	7.8	1.5
Total cost of revenues	(571,980)	(563,372)	(461,589)	8,608	101,783	1.5	22.1
Selling, general and administrative	(27,705)	(26,931)	(25,047)	774	1,884	2.9	7.5
Earnings from operations	150,907	121,420	32,749	29,487	88,671	24.3	270.8

*-	Not meaningful
Revenues
2013 vs. 2012
Our total consolidated revenues for 2013 increased by 5.5% compared to 2012. This increase was due to increased revenues across all three of our segments, with the largest dollar increase in our railcar leasing segment. During 2013, we shipped approximately 5,040 direct sale railcars, which excludes approximately 1,860 railcars built for our lease fleet, compared to approximately 5,780 direct sale railcars during 2012, which excludes approximately 2,100 railcars built for our lease fleet.
Manufacturing revenues increased in 2013 by 2.0% compared to 2012. This change was due to an increase of 13.5% due to a higher mix of tank railcars sold, which generally sell at higher prices due to more material and labor content, and improved general market conditions. This increase was partially offset by a decrease of 10.8% driven by 740 fewer railcar shipments for direct sale, and a decrease of 0.7% due to a decrease in revenue from certain material cost changes that we generally pass through to customers, as discussed below.
Leasing revenues increased primarily due to an increase in the number of railcars on lease and an increase in the average lease rate. The number of railcars in our lease fleet was approximately 4,450 at the end of 2013, compared to approximately 2,590 railcars at the end of 2012.
The increase in railcar services revenues for 2013 compared to 2012 was primarily due to an increase in certain railcar repair projects performed at our hopper railcar manufacturing facility and higher demand for paint and lining work at our repair facilities in 2013.

2012 vs. 2011
Our total consolidated revenues for 2012 increased by 37.0% compared to 2011. This increase was primarily due to increased revenues from our manufacturing and railcar leasing segments, partially offset by a decrease in revenues from our railcar services segment. During 2012, we shipped approximately 5,780 direct sale railcars, which excludes approximately 2,100 railcars built for our lease fleet, compared to approximately 4,880 direct sale railcars for the same period of 2011, which excludes approximately 350 railcars built for our lease fleet.
Manufacturing revenues increased in 2012 by 39.8% compared to 2011. This change was due to an increase of 25.5% due to a higher mix of tank railcars sold, which generally sell at higher prices due to more material and labor content, and improved general market conditions, and an increase of 17.3% driven by increased railcar shipments for direct sale, partially offset by a decrease of 3.0% due to a decrease in revenue from certain material cost changes that we generally pass through to customers, as discussed below.
Leasing revenues increased in 2012 compared to 2011 due to an increase in the number of railcars on lease in 2012, which was approximately 2,590 at the end of 2012, compared to approximately 490 railcars in our lease fleet at the end of 2011.
The decrease in railcar services revenues for 2012 compared to 2011 was primarily due to decreased railcar repair projects at the manufacturing facilities, as this capacity was returned to new railcar manufacturing in 2012.
Cost of Revenues
2013 vs. 2012
Our total consolidated cost of revenues for 2013 increased by 1.5% compared to 2012. This increase was primarily due to increases in our railcar leasing and railcar services segments, partially offset by a small decrease in our manufacturing segment.
Cost of revenues decreased for our manufacturing operations by 0.6%, due to a decrease of 10.7% driven by fewer direct sale railcar shipments and a decrease of 0.9% driven by lower material costs for key components and steel. This decrease was partially offset by an increase of 11.0% driven by a shift in production to a higher mix of tank railcars, which generally have more material and labor content. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our railcar sales contracts generally include provisions to pass increases or decreases in the cost of most raw materials and components through to the customer.
Railcar leasing experienced higher costs driven primarily by the increased number of railcars on lease, as discussed above.
The increase in railcar services cost of revenues for 2013 compared to 2012 was primarily due to the repair projects at our hopper railcar manufacturing facility discussed above.
2012 vs. 2011
Our total consolidated cost of revenues for 2012 increased by 22.1% compared to 2011. This increase was primarily due to increases experienced by our manufacturing segment, and to a lesser extent, our railcar leasing and railcar services segments. Cost of revenues increased for our manufacturing operations by 23.3%, due to an increase of 17.0% driven by higher direct sale railcar shipments, an increase of 9.5% driven by a shift in production to a higher mix of tank railcars, which generally have more material and labor content, partially offset by a decrease of 3.3% driven by lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our railcar sales contracts generally include provisions to adjust prices for increases or decreases in the cost of most raw materials and components on a dollar for dollar basis.
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
Selling, general and administrative expenses
Our total selling, general and administrative costs increased by 2.9% in 2013 compared to 2012. The increase was primarily attributable to increases in share-based compensation, which fluctuates with our stock price, and various other corporate expenses, including legal expenses and travel related expenses in support of our international projects.

Our total selling, general and administrative costs increased by 7.5% in 2012 compared to 2011. The increase was primarily attributable to increases in incentive compensation and share-based compensation, which fluctuates with our stock price.
Interest expense
Interest expense for 2013 was $7.3 million compared to $17.8 million in 2012. The decrease in interest expense was a result of a lower interest rate secured on the lease fleet financing, discussed further in the liquidity and capital resources section below, and a lower average debt balance due to the voluntary early redemption of our 7.5% senior unsecured notes (Notes). In 2013, our average debt balance was $202.1 million with a weighted average interest rate of 3.4% compared to an average debt balance of $245.8 million with a weighted average interest rate of 7.4% during 2012.
Interest expense for 2012 was $17.8 million compared to $20.3 million in 2011. The decrease in interest expense was primarily due to a lower average debt balance as a result of our $100 million partial early redemption of the Notes.
Loss on debt extinguishment
During 2013 we redeemed $175.0 million of the aggregate principal amount of our Notes, resulting in a $0.4 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the Notes. During 2012, we redeemed $100.0 million of our Notes, resulting in a charge of $2.3 million, comprised of a premium of $1.9 million paid on the redemption of the debt and a non-cash charge of $0.4 million for the accelerated write-off of a portion of the deferred debt issuance costs.
Other income
Other income of $2.0 million and $1.9 million was recognized in 2013 and 2012, respectively, related to realized gains on the sale of short-term investments. See Note 3 of the consolidated financial statements for further details.
Loss from joint ventures

				$ Increase (Decrease)
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	(in thousands)
Ohio Castings	$357	$1,280	$(1,097)	$(923)	$2,377
Axis	(247)	(685)	(5,791)	$438	$5,106
Amtek Railcar—India	(8,705)	(1,046)	(1,012)	$(7,659)	$(34)
Total Loss from Joint Ventures	$(8,595)	$(451)	$(7,900)	$(8,144)	$7,449
Our joint venture loss increased $8.1 million for 2013 compared to 2012, primarily driven by the loss related to the sale of our interest in the India joint venture, Amtek Railcar Industries Private Limited (Amtek Railcar), prior to year end, as discussed below. Additionally, our share of the earnings of Ohio Castings LLC (Ohio Castings) decreased $0.9 million for 2013 compared to 2012 due to production levels decreasing from 2012 levels on weak demand for railcar types other than tank railcars. These declines were partially offset by a $0.4 million decrease in our share of the losses of Axis LLC (Axis) for 2013 compared to 2012. Axis’ losses decreased as a result of increased production levels due to stronger tank railcar demand compared to the prior year and as a result of efficiencies that led to improved results at Axis during 2013.
Amtek Railcar experienced delays in the initial start-up of the business, as well as delays in completing the rail connection from the joint venture’s plant to the mainline. Although the joint venture’s facility was in a ready state for production and had begun producing and selling railcar parts at the facility in India during the second quarter of 2013, demand for railcars in the Indian market remained uncertain during 2013. Amtek Railcar also incurred higher interest and depreciation expense in 2013 in connection with the completion of construction of the manufacturing plant in India. These factors contributed to Amtek Railcar delivering financial results weaker than originally anticipated. After considering various strategic alternatives with respect to Amtek Railcar, we decided to sell all of our interest in the joint venture, effective December 27, 2013. This sale resulted in a loss of $5.9 million, in addition to our $2.8 million share of the entity's operating losses for 2013. The total loss related to our interest in Amtek Railcar was $8.7 million in 2013, compared to $1.0 million in 2012.
Loss from joint ventures decreased $7.4 million in 2012 compared to 2011. The improvement was attributable to our share of Axis losses decreasing $5.1 million for 2012 compared to the same period in 2011. Axis’ losses decreased as production levels ramped up in response to increased railcar demand compared to the prior year. The remaining decrease in the total loss was due to our share of Ohio Castings earnings increasing $2.4 million for 2012 compared to 2011 due to increased volumes of railcar components, and the incremental costs of resuming production at the facility in the second half of 2011. Amtek Railcar's losses were comparable for both 2012 and 2011 as the joint venture was in the construction phase during both years.
Income tax expense
Income tax expense in 2013 was $52.4 million, or 37.6% of our earnings before income taxes, compared to $42.0 million, or 39.7%, in 2012. The decrease in the effective tax rate is primarily due to the domestic production activities deduction, changes in our uncertain tax positions, changes in our state rate, and the benefit of prior undistributed foreign earnings that were recognized due to the sale of our interest in the India joint venture.
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
Segment Results
The table below summarizes our historical revenues, earnings from operations and operating margin for the periods shown. Intersegment revenues are accounted for as if sales were to third parties. Operating margin is defined as total segment earnings from operations as a percentage of total segment revenues. Our historical results are not necessarily indicative of operating results that may be expected in the future. In the first quarter of 2012, we began reporting the leasing business as a separate segment. To maintain comparability, 2011 amounts have been reclassified to separately present the leasing segment's results. There have been no other material reclassifications during the current period related to segment data. Refer to Note 20 of the consolidated financial statements for further discussions of our segments.

	Revenues					Earnings (Loss) from Operations
	External	Intersegment	Total	$ Change	% Change	External	Intersegment	Total	$ Change	% Change
	(in thousands)					(in thousands)
2013
Manufacturing	$646,100	$217,922	$864,022	$10,976	1.3	$135,454	$54,621	$190,075	$34,090	21.9
Railcar Leasing	31,871	—	31,871	18,427	137.1	14,836	40	14,876	7,476	101.0
Railcar Services	72,621	233	72,854	7,627	11.7	14,372	(47)	14,325	3,706	34.9
Corporate	—	—	—	—	—	(13,755)	—	(13,755)	15,052	(87.0)
Eliminations	—	(218,155)	(218,155)	1,839	*	—	(54,614)	(54,614)	25,667	*
Total Consolidated	$750,592	$—	$750,592			$150,907	$—	$150,907
2012
Manufacturing	$633,547	$219,499	$853,046	$364,296	74.5	$120,623	$35,362	$155,985	$115,050	281.1
Railcar Leasing	13,444	—	13,444	12,369	1,150.6	7,371	29	7,400	7,141	2,757.1
Railcar Services	64,732	495	65,227	(276)	(0.4)	10,718	(99)	10,619	(1,876)	(15.0)
Corporate	—	—	—	—	—	(17,292)	—	(17,292)	(1,251)	7.8
Eliminations	—	(219,994)	(219,994)	(184,051)	*	—	(35,292)	(35,292)	(30,393)	*
Total Consolidated	$711,723	$—	$711,723			$121,420	$—	$121,420
2011
Manufacturing	$453,092	$35,658	$488,750			$36,075	$4,860	$40,935
Railcar Leasing	1,075	—	1,075			239	20	259
Railcar Services	65,218	285	65,503			12,476	19	12,495
Corporate	—	—	—			(16,041)	—	(16,041)
Eliminations	—	(35,943)	(35,943)			—	(4,899)	(4,899)
Total Consolidated	$519,385	$—	$519,385			$32,749	$—	$32,749

*-	Not meaningful

Operating Margin

	2013	2012	2011
Manufacturing	22.0%	18.3%	8.4%
Railcar Leasing	46.7%	55.0%	24.1%
Railcar Services	19.7%	16.3%	19.1%
Total Consolidated	20.1%	17.1%	6.3%
Manufacturing
2013 vs. 2012
In 2013, our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, increased by 1.3% compared to 2012. During 2013, we shipped approximately 6,900 railcars, including approximately 1,860 railcars built for our lease fleet, compared to approximately 7,880 railcars, including approximately 2,100 railcars built for our lease fleet during 2012. Although railcar shipments decreased from 2012, revenues increased due to a higher mix of tank railcars, which generally sell at higher prices due to more material and labor content, improved general market conditions, and higher revenues from certain material cost changes that we generally pass through to customers, as discussed above. Manufacturing segment revenues for 2013 included estimated revenues of $217.9 million relating to railcars built for our lease fleet, compared to $219.5 million for 2012. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues for railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 27.0% of our railcar shipments for 2013 compared to 26.6% for 2012.
Manufacturing segment revenues include sales to ARL, AEP and ACF, affiliates of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder, totaling $250.5 million, or 33.4% of our total consolidated revenues in 2013, compared to $103.7 million, or 14.6% of our total consolidated revenues in 2012.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs as well as estimated profit for railcars manufactured for our railcar leasing segment, increased by 21.9% for 2013 compared to 2012. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $54.6 million for 2013 compared to $35.4 million for 2012, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from our manufacturing segment increased to 22.0% in 2013 from 18.3% in 2012. These increases were due primarily to improved general market conditions, a shift in the sales mix to more tank railcars and increased operating leverage and efficiencies.
2012 vs. 2011
In 2012, our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, increased by 74.5% compared to 2011. During 2012, we shipped approximately 7,880 railcars, including approximately 2,100 railcars built for our lease fleet, compared to approximately 5,230 railcars during 2011, including approximately 350 railcars built for our lease fleet. The primary reasons for the increase in revenues in 2012 were a higher mix of tank railcars, which generally sell at higher prices due to more material and labor content, improved general market conditions, higher railcar shipments and higher revenues from certain material cost changes that we generally pass through to customers, as discussed above. The increase in railcar shipments for the segment primarily reflected those shipped for our leasing business and was driven by strong customer demand. Manufacturing segment revenues for 2012 included estimated revenues of $219.5 million relating to railcars built for our lease fleet, compared to $35.7 million for 2011. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues for railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented over 26% of our railcar shipments for 2012 compared to 7% for 2011.
In 2012, manufacturing revenues included sales to ARL and AEP, affiliates of Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder, totaling $103.7 million, or 14.6% of our total consolidated revenues, compared to $1.2 million, or 0.2% of our total consolidated revenues in 2011. During 2012, we began manufacturing and selling railcars to AEP on a purchase order basis, following the assignment to AEP of all unfilled purchase orders previously placed by ARL.

Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs as well as estimated profit for railcars manufactured for our leasing segment, increased by 280.4% for 2012 compared to 2011. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $35.4 million for 2012 compared to $4.9 million for 2011, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from our manufacturing segment increased to 18.3% for 2012 from 8.4% in 2011. These increases were due primarily to increased railcar shipments, including those shipped for our railcar leasing business, improved general market conditions, a shift in the sales mix to more tank railcars and increased operating leverage and efficiencies as a result of higher production volumes. In 2012, we also benefited from the cost savings achieved by the vertical integration projects put in place during prior years.
Railcar Leasing
2013 vs. 2012
Our railcar leasing segment revenues for 2013 increased significantly compared to 2012. The primary reasons for the increase in revenues were an increase in railcars on lease with third parties and an increase in the average lease rate. We had approximately 4,450 railcars in our lease fleet at the end of 2013 compared to approximately 2,590 at the end of 2012.
In 2013, earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased significantly compared to 2012. Operating margin from our railcar leasing segment decreased to 46.7% for 2013 from 55.0% in 2012. Although the operating margin was lower due to higher depreciation expenses, earnings were substantially higher as a result of a significant increase in the number of railcars on lease and an increase in the average lease rate.
2012 vs. 2011
Our railcar leasing segment revenues for 2012 increased significantly compared to 2011. The primary reason for the increase in revenues was an increase in railcars on lease with third parties. We had approximately 2,590 railcars in our lease fleet at the end of 2012 compared to approximately 490 at the end of 2011.
In 2012, earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased significantly compared to 2011. Operating margin from our railcar leasing segment increased to 55.0% for 2012 from 24.1% in 2011. These increases were due primarily to increased railcars on lease with third parties, partially offset by an increase in origination fees paid to ARL that are incurred in conjunction with new leases.
Railcar Services
2013 vs. 2012
Our railcar services segment revenues for 2013 increased 11.7% compared to 2012. The increase was primarily due to certain railcar repair projects performed in 2013 at our hopper railcar manufacturing facility and higher demand for paint and lining work at our repair facilities in 2013.
For 2013, our railcar services revenues included transactions with ARL totaling $17.2 million, or 2.3% of our total consolidated revenues, compared to $21.4 million, or 3.0% of our total consolidated revenues in 2012.
In 2013, earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, increased 34.9% compared to 2012. Operating margin from railcar services increased to 19.7% for 2013 from 16.3% in 2012. These increases were primarily attributable to higher demand for paint and lining work at our repair facilities and certain railcar repair projects performed at our hopper railcar manufacturing facility.
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

In 2012, earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased 15.0% compared to 2011. Operating margin from railcar services decreased to 16.3% in 2012 from 19.1% in 2011. These decreases were primarily attributable to lower demand for paint and lining work at our repair facilities.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2013, we had net working capital of $148.1 million, including $97.3 million of cash and cash equivalents. As of December 31, 2013, we had $194.8 million outstanding under our lease fleet financing senior secured term loan facility. In January 2014, we refinanced our lease fleet financing facility to, among other things, increase our borrowings thereunder as described below. As a result of the refinancing, our total debt is approximately $317.8 million as of the date of this Annual Report on Form 10-K. See below for a discussion on our outstanding and available debt, our cash flow activities and our future liquidity.
Outstanding and Available Debt
Lease fleet financing
In December 2012, we completed a financing of our railcar lease fleet with availability of up to $199.8 million under a credit agreement (Original Credit Agreement). This financing was done through our wholly-owned subsidiary, Longtrain Leasing I, LLC (Longtrain Leasing). In conjunction with this financing, Longtrain Leasing made an initial draw during December 2012 of $100.0 million, resulting in net proceeds of approximately $98.4 million. In February and May 2013, Longtrain Leasing made two additional draws, aggregating $99.8 million, fully utilizing the availability under the facility. These draws during 2013 resulted in net proceeds of $99.4 million.
The Original Credit Agreement contained certain covenants, all of which we were in compliance with as of December 31, 2013.
In January 2014, Longtrain Leasing refinanced its lease fleet financing facility under an amended and restated credit agreement (Amended and Restated Credit Agreement) in order to, among other things, increase the borrowings available thereunder. In connection with the refinancing, Longtrain Leasing received borrowings of $316.2 million, net of fees and expenses. Of this amount, $194.2 million was used to refinance the original 2012 lease fleet financing facility, resulting in net proceeds of $122.0 million. The terms of the Amended and Restated Credit Agreement also provide Longtrain Leasing with the right, but not the obligation, to increase the amount of the facility in an aggregate additional amount not to exceed $100.0 million subject to the conditions set forth in the Amended and Restated Credit Agreement.
The new facility accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0% and matures in January 2020. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date. Pursuant to the terms of both the Original Credit Agreement and the Amended and Restated Credit Agreement, Longtrain Leasing is required to maintain deposits in an interest reserve bank account equal to nine months of interest payments. As of December 31, 2013, the interest reserve amount was $3.9 million and is classified as 'Restricted Cash' on the balance sheet.
This debt is an obligation of Longtrain Leasing that is generally non-recourse to ARI and is secured by a first lien on substantially all assets of Longtrain Leasing, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions and any borrowings under the financing are solely the obligations of Longtrain Leasing. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain Leasing in good faith and without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease Longtrain Leasing’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the Amended and Restated Credit Agreement) when they are not Eligible Units, subject to limitations on liability set forth in the Amended and Restated Credit Agreement.
Senior unsecured notes
In February 2007, we issued our 7.5% senior unsecured notes (the Notes) in an outstanding principal amount of $275.0 million. In September 2012, we completed a voluntary partial early redemption of $100.0 million of the Notes at a rate of 101.875% of the principal amount, plus any accrued and unpaid interest. On March 1, 2013, we completed a voluntary early redemption of the remaining $175.0 million of Notes outstanding at a redemption rate of 100.0% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	164,766	121,378	28,123
Investing activities	(166,376)	(214,397)	(40,460)
Financing activities	(106,045)	(9,130)	756
Effect of exchange rate changes on cash and cash equivalents	(138)	22	(5)
Decrease in cash and cash equivalents	$(107,793)	$(102,127)	$(11,586)
Cash Flows from Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contractual terms for billings and collections, timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
2013 vs. 2012
Our net cash provided by operating activities for the year ended December 31, 2013 was $164.8 million compared to $121.4 million for the year ended December 31, 2012. The increase was primarily due to increased earnings, as described above, along with changes in working capital, driven by more stable production rates at our railcar production facilities in 2013 compared to 2012.
2012 vs. 2011
Our net cash provided by operating activities for the year ended December 31, 2012 was $121.4 million compared to $28.1 million for the year ended December 31, 2011. Cash flow from operating activities increased primarily due to an improvement in earnings from operations driven by an increase in railcar shipments on improved customer demand in addition to the impact of deferred income taxes, which increased primarily due to an increase in railcars added to our lease fleet that received the benefit of bonus accelerated depreciation. The remainder of the increase was driven by changes in accounts receivable and inventory, partially offset by changes in accounts payable due to a ramp up of production rates toward the end of 2011 that drove increases in accounts receivable and inventory as a result of a rebound in demand in 2011, partially offset by a correlating increase in accounts payable in 2011 related to the increase in inventory.
Cash Flow from Investing Activities
2013 vs. 2012
Our net cash used in investing activities for the year ended December 31, 2013 was $166.4 million compared to $214.4 million for the year ended December 31, 2012. The decrease was a result of lower capital expenditures for our lease fleet in 2013 compared to 2012, the sale of short term investments during 2013 resulting in proceeds of $12.7 million and decreased investments in our joint ventures, partially offset by increased spending on capital projects.
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
Capital expenditures for the year ended December 31, 2013 were $184.1 million, including $162.1 million related to manufacturing railcars for lease to others, as well as costs that were capitalized for projects that will expand capabilities, maintain equipment, improve efficiencies and reduce costs.
Cash Flow from Financing Activities
2013 vs. 2012
Our net cash used in financing activities for the year ended December 31, 2013 was $106.0 million compared to $9.1 million for the year ended December 31, 2012. The increase in cash used for financing activities in 2013 was primarily a result of the voluntary early redemption of the remaining $175.0 million of principal on our Notes in March 2013 and the creation of an interest reserve of $3.9 million associated with our lease fleet financing, partially offset by proceeds from the issuance of $99.8 million of debt under our lease fleet financing in 2013. Additionally, we paid dividends totaling $21.4 million during the year. See discussion of dividends below.
2012 vs. 2011
Our net cash used in financing activities for the year ended December 31, 2012 was $9.1 million compared to net cash provided by financing activities of $0.8 million for the year ended December 31, 2011. The change was primarily the result of an early redemption of $100.0 million of our Notes as well as dividends of $5.4 million paid in the fourth quarter of 2012, partially offset by proceeds from the issuance of $100.0 million of debt under our lease fleet financing in 2012. See discussion of dividends below.
Dividends
During 2013, we declared and paid cash dividends of $0.25 per share of our common stock each quarter, totaling $21.4 million. We also declared and paid a cash dividend of $0.25 per share of our common stock in December 2012. Prior to December 2012, the Company had not paid any dividends since July 2009. Any decision to pay future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any of our borrowing arrangements, applicable law and other factors our board of directors considers relevant.
Future Liquidity
Our current liquidity consists of our existing cash balance, future cash from operations, and any additional borrowings we may be able to draw under our existing lease fleet financing. Given our strategic emphasis on growing our lease fleet and the capital required to manufacture railcars for lease for which we currently have firm orders, we expect that our longer term cash needs may require additional financing over and above our current liquidity position after considering any additional borrowings under our refinanced lease fleet financing facility, as discussed above. We expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of our railcar orders and shipments and our production rates. Our future liquidity may also be impacted by the number of our new railcar orders leased versus sold.
Our operating performance may also be affected by other matters discussed under “Risk Factors,” and trends and uncertainties discussed in this discussion and analysis, as well as elsewhere in this annual report. These risks, trends and uncertainties may also materially adversely affect our long-term liquidity.
Our current capital expenditure plans for 2014 include projects that we expect will expand capabilities, maintain equipment, improve efficiencies and reduce costs. We also plan to increase our railcar lease fleet in 2014 to meet customer demand for leased railcars that have been ordered. Capital expenditures for 2014 are projected to be approximately $250 million to $275 million, which includes expected additions to our lease fleet of approximately $225 million to $250 million. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
Contractual Obligations	Total	1 year or less	1-3 years	3-5 years	After 5 years
	(in thousands)
Operating Lease Obligations [1]	$10,820	$1,699	$2,819	$1,948	$4,354
Lease Fleet Financing [2]	194,758	6,655	13,327	174,776	—
Interest Payments on Lease Fleet Financing [2,3]	20,399	5,183	9,839	5,377	—
Pension and Postretirement Funding [4]	5,071	943	2,036	1,215	877
Capital Project Related [5]	7,097	7,097	—	—	—
Total	$238,145	$21,577	$28,021	$183,316	$5,231

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(2)
See Note 11 of the consolidated financial statements for further detail regarding the lease fleet financing facility. In January 2014, we refinanced the facility to, among other things, increase the aggregate principal amount thereunder to $318.7 million, which amortizes in monthly installments at an average monthly rate of 4.31% beginning in February 2014 through maturity in January 2020.

(3)
The interest rate on the original lease fleet facility was LIBOR plus 2.5% as of December 31, 2013 and was payable monthly. At December 31, 2013 LIBOR was 0.17% and was used to project interest payments into the future. The interest rate on the refinanced lease fleet financing facility is LIBOR plus 2.0% and is payable monthly.

(4)	Our pension funding commitments include minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan.

(5)	Represents the costs for materials and to third parties related to various capital projects.
We have excluded from the contractual obligations table above, our gross amount of unrecognized tax benefits of $1.1 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, we reasonably expect some change to this balance of up to $0.8 million to occur within the current year.
We have an agreement with Axis to purchase new railcar axles. We do not have any minimum volume purchase requirements under this agreement.
Off-Balance Sheet Arrangements
Other than operating leases, we have no other off-balance sheet arrangements.
Contingencies
We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and negligent acts, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law. Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination both before and after transfer to ARI. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, it is our understanding that no further investigation or remediation is required at these properties and we do not believe that we will incur material costs in connection with such activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of any additional investigation or remediation activities relating to these properties that may be required. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our financial condition or results of operations.
We are from time to time party to various legal proceedings arising out of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We believe that there are no proceedings pending against us that, were the outcome to be unfavorable, would materially adversely affect our business, financial condition and results of operations.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
We prepare our consolidated financial statements in accordance with U.S. GAAP (generally accepted accounting principles). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. A summary of our significant accounting policies are described in Note 2 of our consolidated financial statements in this annual report. Some of these policies involve a high degree of judgment in their application. The critical accounting policies, in management’s judgment, are those described below. If different assumptions or conditions prevail, or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.
Revenue Recognition
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis per the terms of the lease. If railcars are sold under an operating lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of railcars on operating leases that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with our contractual terms. Revenues from railcar maintenance services are recognized upon completion and shipment of railcars from our plants. We do not currently bundle railcar service contracts with new railcar sales. Revenues from fleet management, engineering and field services are recognized as performed.
Revenues related to consulting type contracts are accounted for under the proportional performance method. Profits expected to be realized on these contracts are based on the total contract revenues and costs based on the estimate of the percentage of project completion. Revenues recognized in excess of amounts billed are recorded to unbilled revenues and included in 'Prepaid expenses and other current assets' or 'Other assets' on the consolidated balance sheets. Billings in excess of revenues recognized on in-progress contracts are recorded to unbilled costs and included in other current liabilities on the consolidated balance sheets. These estimates are reviewed and revised periodically throughout the term of the contracts and any adjustments are recorded on a cumulative basis in the period the revisions are made.
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
Impairment of Long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. During the year ended December 31, 2013, no triggering events occurred. The criteria for determining impairment of such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management’s best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of the long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated.
The North American railcar market has been, and we expect it to continue to be highly cyclical, generally fluctuating in correlation with the U.S. economy. We continually monitor our long-lived assets for impairment in response to events or changes in circumstances.
Goodwill
In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to goodwill that allows companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. As of December 31, 2013, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to a reporting unit that is part of our manufacturing segment. We evaluate goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
We perform the annual goodwill impairment test as of March 1 each year. For purposes of goodwill impairment testing, our manufacturing segment is the only segment with allocated goodwill. We assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that the reporting unit has historical positive operating cash flows that we anticipate will continue. After assessing these factors, we determined that it was more likely than not the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary. See Notes 2 and 8 of the consolidated financial statements for further details.
Product Warranties
We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when manufacturing revenue is recognized. Warranty terms are based on the negotiated contracts and typically are up to one year for parts and services and five years for new railcars. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. On a quarterly basis, we assess the adequacy of our warranty liability based on changes in these factors. Actual results differing from estimates could have a material effect on results from operations in the event that unforeseen warranty issues were to occur.
Income Taxes
For financial reporting purposes, income tax expense or benefit is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position on a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different from that taken by us, differences in tax expense or between current and deferred tax items may arise in future periods. Any such differences, which could have a material impact on our consolidated financial statements, would be reflected in the consolidated financial statements when management considers them probable of occurring and the amount reasonably estimable.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly evaluate recoverability of our deferred tax assets and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. We consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. It is possible that some or all of our deferred tax assets could ultimately expire unused.
U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. See Note 12 of the consolidated financial statements for additional information.
Pension and Postretirement Benefits
Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected return on plan assets, and mortality and retirement rates, as discussed below:
Discount rates
The discount rate assumptions used to determine the December 31, 2013 benefit obligations were 4.64% for our pension plans and 4.39% for our postretirement benefit plans. The discount rate assumptions used to determine the 2013 net periodic cost were 3.70% for our pension plans and 3.67% for our postretirement benefit plans. We review these rates annually and adjust them to reflect current yields on long-term, high-quality corporate bonds. We deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees.
Expected return on plan assets
Our expected return on plan assets for our funded pension plans of 7.50% for 2013 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.
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
The following information illustrates the sensitivity to a change in certain assumptions for our pension plans:

Change in Assumption	Effect on 2013 Pre-Tax Pension Expense	Effect on December 31, 2013 Projected Benefit Obligation
	(in thousands)
1% decrease in discount rate	$208	$2,926
1% increase in discount rate	$(112)	$(2,569)
1% decrease in expected return on assets	$167	N/A
1% increase in expected return on assets	$(167)	N/A
This sensitivity analysis reflects the effects of changing one assumption. Various economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. A 1% change in the discount rate for our postretirement benefit plans would be immaterial.
Environmental
Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination both before and after transfer to ARI. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, it is our understanding that no further investigation or remediation is required at these properties and we do not believe that we will incur material costs in connection with any such activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of any additional investigation or remediation activities relating to these properties that may be required. We cannot assure that we will not become involved in future litigation or other proceedings, or that we will be able to recover under our indemnity provisions if we were found to be responsible or liable in any litigation or proceeding, or that such costs would not be material to us.
Share-based Compensation
We use the Black-Scholes-Merton (Black-Scholes) and Monte Carlo models to estimate the fair value of our share-based awards issued under the 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the share-based award, future volatility, dividend yield, forfeiture rate and the risk-free interest rate. We estimate the expected term of stock appreciation rights (SARs) based on SEC Staff Accounting Bulletin Official Text Topic 14D2, which addressed the expected term aspect of the Black-Scholes model. It stated that companies that did not have adequate exercise history on equity instruments were allowed to use the “simplified method” prescribed by the SEC, which called for an average of the vesting period and the expiration period of grants with “plain vanilla” characteristics. These characteristics included service based vesting instruments granted at the money along with certain other requirements.
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
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of our railcars represents more than half of our direct manufacturing costs per railcar. Given the significant volatility in the price of raw materials, this exposure can affect our costs of production. We believe that the risk to our margins and profitability has been somewhat reduced by the variable pricing provisions we generally include in our railcar sales contracts. These provisions adjust the purchase prices of our railcars to reflect fluctuations in the cost of certain raw materials and components on a dollar for dollar basis and, as a result, we are generally able to pass on to our customers most increases in raw material and component costs with respect to the railcars we plan to produce and deliver to them. We believe that we currently have good supplier relationships and do not currently anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production were to increase beyond current levels, or regulatory, or other economic changes were to occur that affect the availability of our raw materials.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligation, which represented 100% of our total debt as of December 31, 2013. We incurred $7.3 million of interest expense in 2013 related to such obligation. A one percentage point increase in the rate in fiscal year 2013 would have had a $2 million impact on our interest expense.
In January 2014, Longtrain Leasing refinanced its lease fleet financing facility under an amended and restated credit agreement in order to, among other things, increase the borrowings available thereunder. In connection with the refinancing, Longtrain Leasing received borrowings of approximately $316 million, net of fees and expenses. The new facility accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0% and matures in January 2020. As a result, an increase in the interest rate in fiscal year 2014 would have a greater impact on our interest expense.

Item 8: Financial Statements and Supplementary Data
American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Railcar Industries, Inc.
We have audited the internal control over financial reporting of American Railcar Industries, Inc. (a North Dakota corporation) and Subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 24, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
St. Louis, Missouri
February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Railcar Industries, Inc.
We have audited the accompanying consolidated balance sheets of American Railcar Industries, Inc. (a North Dakota corporation) and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2014 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
St. Louis, Missouri
February 24, 2014

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$97,252	$205,045
Restricted cash	3,908	—
Short-term investments—available for sale securities	—	12,557
Accounts receivable, net	21,939	36,100
Accounts receivable, due from related parties	16,402	3,539
Income taxes receivable	2,187	—
Inventories, net	90,185	110,075
Deferred tax assets	9,060	4,114
Prepaid expenses and other current assets	4,313	3,917
Total current assets	245,246	375,347
Property, plant and equipment, net	159,375	155,893
Railcars on operating lease, net	372,551	220,282
Deferred debt issuance costs	2,026	2,374
Goodwill	7,169	7,169
Investment in and loans to joint ventures	31,430	44,536
Other assets	7,812	4,157
Total assets	$825,609	$809,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,772	$64,971
Accounts payable, due to related parties	1,410	2,831
Accrued expenses and taxes	19,904	8,432
Accrued compensation	16,071	17,940
Accrued interest expense	312	4,465
Short-term debt, including current portion of long-term debt	6,655	2,755
Total current liabilities	97,124	101,394
Long-term debt, net of current portion	188,103	272,245
Deferred tax liability	99,212	53,466
Pension and post-retirement liabilities	4,718	9,518
Other liabilities	2,550	3,670
Total liabilities	391,707	440,293
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding at both December 31, 2013 and 2012	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	195,574	130,030
Accumulated other comprehensive loss	(1,494)	(387)
Total stockholders’ equity	433,902	369,465
Total liabilities and stockholders’ equity	$825,609	$809,758
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Manufacturing (including revenues from affiliates of $250,455, $103,679 and $1,230 in 2013, 2012 and 2011, respectively)	$646,100	$633,547	$453,092
Railcar leasing	31,871	13,444	1,075
Railcar services (including revenues from affiliates of $17,167, $21,442 and $24,730 in 2013, 2012 and 2011, respectively)	72,621	64,732	65,218
Total revenues	750,592	711,723	519,385
Cost of revenues:
Manufacturing	(503,178)	(506,083)	(410,308)
Railcar leasing	(13,394)	(5,906)	(682)
Railcar services	(55,408)	(51,383)	(50,599)
Total cost of revenues	(571,980)	(563,372)	(461,589)
Gross profit	178,612	148,351	57,796
Selling, general and administrative (including costs from related parties of $1,122, $586 and $582 in 2013, 2012 and 2011, respectively)	(27,705)	(26,931)	(25,047)
Earnings from operations	150,907	121,420	32,749
Interest income (including income from related parties of $2,678, $2,902 and $2,839 in 2013, 2012 and 2011, respectively)	2,716	3,003	3,654
Interest expense	(7,337)	(17,765)	(20,291)
Loss on debt extinguishment	(392)	(2,267)	—
Other income (loss) (including income from a related party of $19, $15 and $16 in 2013, 2012 and 2011, respectively)	2,037	1,905	(10)
Loss from joint ventures	(8,595)	(451)	(7,900)
Earnings before income taxes	139,336	105,845	8,202
Income tax expense	(52,440)	(42,022)	(3,866)
Net earnings	$86,896	$63,823	$4,336
Net earnings per common share—basic and diluted	$4.07	$2.99	$0.20
Weighted average common shares outstanding—basic and diluted	21,352	21,352	21,352
Cash dividends declared per common share	$1.00	$0.25	$—
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net earnings	$86,896	$63,823	$4,336
Currency translation	(802)	279	(285)
Postretirement plans	908	(681)	(2,320)
Short-term investments	(1,213)	1,213	—
Comprehensive income	$85,789	$64,634	$1,731
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Operating activities:
Net earnings	$86,896	$63,823	$4,336
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	27,712	23,850	22,167
Amortization of deferred costs	633	605	699
Loss on disposal of property, plant and equipment	24	37	171
Change in interest receivable, due from affiliates	—	292	(105)
Loss from joint ventures	8,595	451	7,900
Provision for deferred income taxes	39,707	37,113	6,533
Adjustment to provision for losses on accounts receivable	48	90	(22)
Item related to investing activities:
Realized and unrealized gain on short-term investments—available for sale securities	(141)	(3,730)	—
Item related to financing activities:
Loss on debt extinguishment	392	2,267	—
Changes in operating assets and liabilities:
Accounts receivable, net	14,077	(2,568)	(12,616)
Accounts receivable, due from affiliates	(12,904)	2,588	(1,170)
Income taxes receivable	(2,316)	4,057	10,590
Inventories, net	19,819	(14,224)	(45,813)
Prepaid expenses and other current assets	(398)	621	(1,885)
Accounts payable	(12,184)	2,653	32,988
Accounts payable, due to affiliates	(1,421)	2,031	525
Accrued expenses and taxes	5,468	3,633	4,183
Other	(9,241)	(2,211)	(358)
Net cash provided by operating activities	164,766	121,378	28,123
Investing activities:
Purchases of property, plant and equipment	(22,025)	(19,962)	(6,202)
Capital expenditures—leased railcars	(162,068)	(185,918)	(29,444)
Proceeds from sale of property, plant and equipment	54	259	122
Purchase of short-term investments—available for sale securities	—	(40,334)	—
Proceeds from sale of short-term investments—available for sale securities	12,699	31,506	—
Proceeds from repayments of loans by joint ventures and sale of investment in joint venture	5,100	1,908	775
Investments in and loans to joint ventures	(136)	(1,856)	(5,711)
Net cash used in investing activities	(166,376)	(214,397)	(40,460)
Financing activities:
Repayment of long-term debt	(180,083)	(100,000)	—
Proceeds from long-term debt	99,841	100,000	—
Restricted cash	(3,908)	—	—
Premium paid on debt redemption	—	(1,875)	—
Payment of common stock dividends	(21,352)	(5,338)	—
Debt issuance costs	(543)	(1,917)	—
Proceeds from stock option exercises	—	—	756
Net cash (used in) provided by financing activities	(106,045)	(9,130)	756
Effect of exchange rate changes on cash and cash equivalents	(138)	22	(5)
Decrease in cash and cash equivalents	(107,793)	(102,127)	(11,586)
Cash and cash equivalents at beginning of year	205,045	307,172	318,758
Cash and cash equivalents at end of year	$97,252	$205,045	$307,172
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Retained earnings	Common Stock- Shares	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance December 31, 2010	$67,209	21,316	$213	$238,947	$1,407	$307,776
Net earnings	4,336	—	—	—	—	4,336
Currency translation	—	—	—	—	(285)	(285)
Postretirement plans	—	—	—	—	(2,320)	(2,320)
Proceeds from stock options exercises	—	36	—	756	—	756
Tax deficiency related to stock option exercises	—	—	—	(94)	—	(94)
Balance December 31, 2011	$71,545	21,352	$213	$239,609	$(1,198)	$310,169
Net earnings	63,823	—	—	—	—	63,823
Currency translation	—	—	—	—	279	279
Postretirement plans	—	—	—	—	(681)	(681)
Short-term investments	—	—	—	—	1,213	1,213
Cash dividends declared	(5,338)	—	—	—	—	(5,338)
Balance December 31, 2012	$130,030	21,352	$213	$239,609	$(387)	$369,465
Net earnings	86,896	—	—	—	—	86,896
Currency translation	—	—	—	—	(802)	(802)
Postretirement plans	—	—	—	—	908	908
Short-term investments	—	—	—	—	(1,213)	(1,213)
Cash dividends declared	(21,352)	—	—	—	—	(21,352)
Balance December 31, 2013	$195,574	21,352	$213	$239,609	$(1,494)	$433,902
See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011
Note 1 – Description of the Business
American Railcar Industries, Inc. (a North Dakota corporation) and its wholly-owned subsidiaries (collectively the Company or ARI) manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, industrial companies, shippers, and Class I railroads. ARI leases railcars manufactured by the Company to certain markets. ARI provides railcar services consisting of railcar repair services, engineering and field services and fleet management services. More specifically, such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes, and online service access.
The accompanying consolidated financial statements have been prepared by ARI and include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), and Longtrain Leasing I, LLC (Longtrain Leasing). The accounts of American Railcar Mauritius I (ARM I) and American Railcar Mauritius II (ARM II) have also been included through December 27, 2013, the effective date of the sale of all of the Company's ownership interests in such entities. See Note 9, Investments in and Loans to Joint Ventures, for further discussion regarding this sale. From time to time, the Company makes investments through Longtrain. All intercompany transactions and balances have been eliminated.
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
Revenue recognition
Revenues from manufactured railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. If railcars are sold under an operating lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of railcars on operating leases that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with the Company’s contractual terms. Revenues from railcar maintenance services are recognized upon completion and shipment of railcars from ARI’s plants. The Company does not currently bundle railcar service contracts with new railcar sales. Revenues from fleet management, engineering and field services are recognized as performed.
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
Accounts receivable, net
On a routine basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on the history of past write-offs and collections and current credit conditions. Accounts are placed for collection on a limited basis once all other methods of collection have been exhausted. When it has been determined that the customer is no longer in business and/or refuses to pay, the accounts are written off.
Inventories, net
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
Property, plant, equipment, and railcars on operating lease, net
Land, buildings, machinery, equipment, and railcars on lease are carried at cost, which could include capitalized interest on borrowed funds. Maintenance and repair costs are charged directly to earnings. Tooling is generally capitalized and depreciated over a period of approximately five years. Internally developed software is capitalized and amortized over a period ranging from five to ten years.
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
Goodwill
Goodwill is not amortized but is reviewed for impairment at least annually, on March 1, or as indicators of impairment are present. In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to goodwill that allows companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. The Company adopted the guidance in the first quarter of 2012. As a result, the Company performed a qualitative goodwill analysis during the current year. See Note 8 for further discussion on this analysis.
The annual review for impairment is performed by assessing qualitative factors to determine if any potential impairment exists. If the qualitative factors indicate that an impairment is more likely than not, or if indicators of impairment are present, then the Company would perform a detailed impairment test on the existing goodwill. The detailed test is performed by first comparing the carrying value of the reporting unit, including goodwill to its fair value. The fair value of the reporting unit is determined using a combination of methods including prices of comparable businesses using recent transactions involving businesses similar to the Company and a present value technique, referred to as the market and income approaches, respectively. If the fair value is determined to be less than the carrying value, a second step is performed to compute the amount of impairment, if any. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of goodwill determined in the second step.
Investment in and loans to joint ventures
The Company uses the equity method to account for its investments in various joint ventures as described in Note 9. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment account. From time to time, the Company also makes loans to its joint ventures that are included in the investment account.
Income taxes
ARI accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of ARI’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. ARI regularly evaluates recoverability of its deferred tax assets and establishes a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. The Company also records unrecognized tax positions, including potential interest and penalties as income tax expense. For further discussion of income taxes refer to Note 12.
Pension plans and other postretirement benefits
Certain ARI employees participate in noncontributory, defined benefit pension plans and a supplemental executive retirement plan. Benefits for the salaried employees are based on salary and years of service, while those for hourly employees are based on negotiated rates and years of service.
ARI has also sponsored a retiree health care plan covering certain employees. Benefit costs are accrued during the years employees render service. The retiree medical plan was terminated effective December 31, 2013.
ARI also sponsors a defined contribution retirement plan. For further discussion of employee benefit plans refer to Note 13.
Foreign currency translation
Balance sheet amounts from the Company’s Canadian operations are translated at the exchange rate effective at year-end and the statement of operations amounts are translated at the average rate of exchange prevailing during the year. Currency translation adjustments are included in stockholders’ equity as part of accumulated other comprehensive income (loss).
Comprehensive income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net earnings, foreign currency translation, changes resulting from realized and unrealized gains and losses related to postretirement liability transactions and changes resulting from realized and unrealized gains and losses on short-term investments or derivative instruments for which hedge accounting is being applied. All components of comprehensive income are shown net of tax.
Earnings per common share
Basic earnings per common share is calculated as net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding during the respective period. Diluted earnings per common share is calculated by dividing net earnings attributable to common stockholders by the weighted-average common number of shares outstanding plus dilutive potential common shares outstanding during the year.
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
Reclassifications
Certain prior-period amounts on the consolidated financial statements and in the notes to the consolidated financial statements have been reclassified to conform to current-period presentation. There have been no material reclassifications during the current period.
Note 3 – Short-term Investments – Available for Sale Securities
As of December 31, 2012, Longtrain held approximately 0.8 million shares of Greenbrier common stock that had been purchased in the open market. These shares were sold during 2013 for approximately $12.7 million, resulting in a realized gain of $2.0 million that was recorded in other income on the consolidated statements of operations. The fair value of the shares of Greenbrier that were held by the Company as of December 31, 2012 was $12.6 million and such shares were classified as a Level 1 fair value measurement as defined by U.S. GAAP and the fair value hierarchy. See Note 18 for the amount of unrealized gain on the shares during 2013.
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
The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of December 31, 2013 and 2012:

•
Cash and cash equivalents, restricted cash, accounts receivable, amounts due to/from affiliates, accounts payable and accrued expenses approximate fair values because of the short maturity or the liquid nature of these instruments.

•	Available for sale securities fair value estimates are based on quoted prices with an active trading market (Level 1).

•
Term Loan fair value estimates are based upon estimates by various banks determined by trading levels on the date of measurement using a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy. The fair value of the Term Loan was $194.8 million and $100.0 million as of December 31, 2013 and December 31, 2012, respectively.

•
Senior unsecured fixed rate note fair value is based on the closing market price as of that date, which is a Level 1 input. At December 31, 2012, the fair value of the remaining senior unsecured fixed rate notes was $176.3 million while the carrying value was $175.0 million. The remaining notes were fully redeemed during 2013. See Note 11 for further discussion.

•
The Company's pension plans' investments in equity securities: exchange traded funds and U.S. government treasury instruments are valued based on quoted prices in active markets (Level 1) and short-term investments, collective funds and asset backed securities are valued based on derived prices in active markets (Level 2).

Note 5 – Accounts Receivable, net
Accounts receivable, net, consists of the following:

	December 31,
	2013	2012
	(in thousands)
Accounts receivable, gross	$22,048	$36,755
Less allowance for doubtful accounts	(109)	(655)
Total accounts receivable, net	$21,939	$36,100

The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$655	$646	$768
Provision (Adjustment)	48	90	(22)
Write-offs	(598)	(87)	(100)
Recoveries	4	6	—
Ending balance	$109	$655	$646
Note 6 – Inventories, net
Inventories consist of the following:

	December 31,
	2013	2012
	(in thousands)
Raw materials	$63,319	$72,244
Work-in-process	19,975	15,877
Finished products	9,205	24,364
Total inventories	92,499	112,485
Less reserves	(2,314)	(2,410)
Total inventories, net	$90,185	$110,075
Inventory reserves consist of the following:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Beginning Balance	$2,410	$2,012	$2,096
Provision	316	735	47
Write-offs	(412)	(337)	(131)
Ending Balance	$2,314	$2,410	$2,012

Note 7 – Property, Plant, Equipment, and Railcars on Operating Lease, net
The following table summarizes the components of property, plant and equipment, net:

	December 31,
	2013	2012
	(in thousands)
Operations/Corporate:
Buildings	$155,937	$151,545
Machinery and equipment	186,844	173,468
Land	3,335	3,335
Construction in process	14,487	12,156
	360,603	340,504
Less accumulated depreciation	(201,228)	(184,611)
Property, plant and equipment, net	$159,375	$155,893
Railcar Leasing:
Railcars on Lease	$388,060	$225,992
Less accumulated depreciation	(15,509)	(5,710)
Railcars on operating lease, net	$372,551	$220,282
Capitalized interest
In conjunction with the interest costs incurred related to the senior unsecured notes described in Note 11, the Company capitalized interest on certain property, plant and equipment capital projects.
Lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.
As of December 31, 2013, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

2014	$41,431
2015	40,686
2016	38,968
2017	30,620
2018	19,606
2019 and thereafter	33,561
Total	$204,872
Depreciation expense
The following table summarizes depreciation expense:

	December 31,
	2013	2012	2011
	(in thousands)
Total depreciation expense	$27,712	$23,850	$22,167
Depreciation expense on leased railcars	$9,799	$4,424	$505

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
The Company performed the annual qualitative assessment as of March 1, 2013 to determine whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. If ARI had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then the Company would have performed the first step of the two-step goodwill impairment test. In evaluating whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, the Company considered the following relevant factors:

•
The North American railcar market has been, and ARI expects it to continue to be highly cyclical. The railcar industry significantly improved in 2011 and 2012. Beginning in the middle of 2012, the mix of demand for railcars began to shift with a heavier emphasis on tank railcars. This has continued into 2013.

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

•	The reporting unit has a history of positive operating cash flows that is expected to continue.

•	No part of the reporting unit’s net income is comprised of significant non-operating or non-recurring gains or losses, and no significant changes in balance sheet accruals were noted.

•	In addition, during 2012 and 2013, there were no significant changes in the following with regard to the reporting unit:

•	Key personnel;

•	Business strategy or product mix; and

•	Buyer or supplier bargaining power.
After assessing the above factors, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary. As of December 31, 2013, there have been no changes in circumstances that would more likely than not lower the estimated fair value below the carrying amount. Additionally, no impairment was recognized in any of the prior periods presented and there were no indicators of impairment since the annual qualitative assessment date.
Note 9 – Investments in and Loans to Joint Ventures
As of December 31, 2013, the Company was party to two joint ventures: Ohio Castings LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.

The Company also previously held, through its wholly-owned direct and indirect subsidiaries, ARM I and ARM II, a 50.0% ownership interest in Amtek Railcar Industries Private Limited (Amtek Railcar), a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture. As discussed below, the Company, sold its subsidiaries, ARM I and ARM II, thereby selling all of its ownership interest in Amtek Railcar to a third party for an aggregate purchase price of $2.3 million in cash pursuant to a purchase agreement entered into on December 27, 2013. As a result of the sale the Company no longer participates in Amtek Railcar. The purchase agreement contains representations, warranties, covenants and indemnification provisions typical in transactions of this nature. In addition, the Company's former joint venture partner separately released ARI and its affiliates and granted them certain indemnification rights in connection with the joint venture and the purchase agreement.

The Company accounts for these joint ventures using the equity method. Under this method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts. From time to time, the Company also makes loans to its joint ventures that are included in the investment account. The investment balance for these joint ventures is recorded within the Company’s manufacturing segment. The carrying amount of investments in and loans to joint ventures, which also represents ARI’s maximum exposure to loss with respect to the joint ventures, are as follows:

	December 31,
	2013	2012
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,378	$7,022
Axis	24,052	27,181
Amtek Railcar	—	10,333
Total investments in and loans to joint ventures	$31,430	$44,536

Ohio Castings
Ohio Castings produces railcar parts that are sold to one of the joint venture partners. This joint venture partner sells these railcar parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at Ohio Castings' cost plus a licensing fee. The Company has been involved with this joint venture since 2003.
In June 2009, Ohio Castings temporarily idled its manufacturing facility due to the decline in the railcar industry. The facility remained idled until the third quarter of 2011 when the joint venture restarted production.

During the year ended December 31, 2010, ARI made capital contributions to Ohio Castings totaling $0.6 million to fund expenses including debt payments during the temporary plant idling. During the year ended December 31, 2011, ARI made capital contributions totaling $2.1 million to Ohio Castings to fund the restart of production. The other two partners made matching contributions in both 2010 and 2011. After a full year of production at the facility, Ohio Castings was able to repay the remaining balance of its note payable to ARI and the other two partners during the year ended December 31, 2012.
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
See Note 19 for information regarding financial transactions among the Ohio Castings and Castings.
Summary financial position information for Ohio Castings, the investee company, in total, is as follows:

	December 31,
	2013	2012
	(in thousands)
Financial position:
Current assets	$15,214	$13,479
Non-current assets	8,651	9,140
Total assets	23,865	22,619
Current liabilities	4,752	4,621
Members’ equity	19,113	17,998
Total liabilities and members’ equity	$23,865	$22,619

Summary financial results of operations for Ohio Castings, the investee company, in total, are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Results of operations:
Revenues	$55,497	$74,687	$31,007
Gross profit (loss)	$2,993	$6,522	$(3,099)
Net income (loss)	$1,115	$3,627	$(3,054)
Axis
ARI, through a wholly-owned subsidiary, owns a portion of a joint venture, Axis, that manufactures and sells railcar axles. ARI currently owns 41.9% of Axis, while a minority partner owns 9.7%, with the other significant partner owning 48.4%.
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
Under the Axis credit agreement (as amended to date, the Axis Credit Agreement), which is held by ARI and the other significant joint venture partner, principal and interest payments are due each fiscal quarter, with the last payment due on December 31, 2019. Subject to certain limitations, at the election of Axis, the interest rate for the loans under the Axis Credit Agreement is based on LIBOR or the prime rate. For LIBOR-based loans, the interest rate is equal to the greater of 7.75% or adjusted LIBOR plus 4.75%. For prime-based loans, the interest rate is equal to the greater of 7.75% or the prime rate plus 2.5%. Interest on LIBOR-based loans is due and payable, at the election of Axis, every one, two, three or six months, and interest on prime-based loans is due and payable monthly. In accordance with the terms of the Axis Credit Agreement, during 2010 and 2011, Axis satisfied interest on the loan by increasing the outstanding principal by the amount of interest that was otherwise due and payable in cash. Axis’ ability to satisfy the term loan interest by increasing the principal ceased in the third quarter of 2011.
The balance outstanding on these loans, including interest, due to ARI Component, was $32.9 million and $35.7 million as of December 31, 2013 and 2012, respectively.
ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2015. The other significant joint venture partner has indicated its intent to also fund the cash needs of Axis through loans and capital contributions through at least March 31, 2015.
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
See Note 19 for information regarding financial transactions among the Company, ARI Component and Axis.

Summary combined financial position information for Axis, the investee company, in total, is as follows:

	December 31,
	2013	2012
	(in thousands)
Financial position:
Current assets	$8,124	$7,144
Non-current assets	38,655	45,379
Total assets	46,779	52,523
Current liabilities	12,398	10,489
Non-current liabilities	57,253	64,253
Total liabilities	69,651	74,742
Members’ deficit	(22,872)	(22,219)
Total liabilities and members’ deficit	$46,779	$52,523

Summary combined financial results of operations for Axis, the investee company, in total, are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Results of operations:
Revenues	$53,944	$59,303	$40,217
Gross profit (loss)	$5,645	$5,390	$(7,249)
Income (loss) before interest	$4,724	$4,465	$(8,184)
Net loss	$(652)	$(1,345)	$(13,809)
Revenues and net loss for Axis have improved as production volumes have increased and inefficiencies from the ramp up of production have decreased. The new railcar axle market closely follows the new railcar market, which has remained strong compared to prior years.
As of December 31, 2013, the investment in Axis was comprised entirely of ARI’s term loan, revolver and related accrued interest due from Axis, net of the members' deficit. Based on the discussion above, currently, this loan has been evaluated to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.
Amtek Railcar
In June 2008, the Company, through ARM I and ARM II, entered into an agreement with a partner in India to form a joint venture company, Amtek Railcar, to manufacture, sell and supply freight railcars and their components in India and other countries to be agreed upon at a facility to be constructed in India by the joint venture. The Company made equity contributions to Amtek Railcar of $9.8 million and $1.1 million in March 2010 and September 2012, respectively. The contribution in 2012, which was matched by the other joint venture partner, was made to place Amtek Railcar in a more favorable liquidity position to better utilize its existing credit agreement. ARI’s ownership interest in this joint venture was 50.0%, prior to the sale of such interest on December 27, 2013, as discussed below.
The Company accounted for its investment in Amtek Railcar using the equity method. The Company determined that, although the joint venture was a VIE, this method was appropriate given that the Company was not the primary beneficiary, did not have a controlling financial interest and did not have the ability to individually direct the activities of Amtek Railcar that most significantly impact its economic performance. The significant factors in this determination were that the Company and its wholly-owned subsidiaries did not have the rights to the majority of returns, losses or votes and the risk of loss to the Company was limited to its investment in Amtek Railcar.

Summary financial position for Amtek Railcar, the investee company, in total, are as follows:

December 31,
2012
(in thousands)
Financial position:
Current assets	$11,252
Non-current assets	51,524
Total assets	62,776
Current liabilities	7,452
Non-current liabilities	41,247
Total liabilities	48,699
Stockholders’ equity	14,077
Total liabilities and stockholders’ equity	$62,776

Summary financial results of operations for Amtek Railcar, the investee company, in total, are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Results of operations:
Revenues	$268	$—	$—
Gross profit (loss)	$(1,139)	$—	$—
Net loss	$(5,576)	$(2,094)	$(1,905)
Amtek Railcar experienced delays in the initial start-up of the business, as well as delays in completing the rail connection from the joint venture’s plant to the mainline. Although the joint venture’s facility was in a ready state for production and had begun producing and selling railcar parts at the facility in India during the second quarter of 2013, demand for railcars in the Indian market remained uncertain during 2013. Amtek Railcar also incurred higher interest and depreciation expense in 2013 in connection with the completion of construction of the manufacturing plant in India. These factors contributed to Amtek Railcar delivering financial results weaker than originally anticipated. After considering various strategic alternatives with respect to Amtek Railcar, the Company decided to sell its interest in the joint venture, effective December 27, 2013. This sale resulted in a loss of $5.9 million in addition to the Company's $2.8 million share of Amtek Railcar's losses for 2013. The total loss related to the Company's interest in Amtek Railcar was $8.7 million in 2013, compared to $1.0 million in 2012.
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
The overall change in the Company’s warranty reserve is reflected on the consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Liability, beginning of year	$1,374	$930	$1,151
Provision for warranties issued during the year, net of adjustments	1,453	1,318	1,098
Provision for warranties issued in previous years, net of adjustments	(788)	199	(466)
Warranty claims	(654)	(1,073)	(853)
Liability, end of year	$1,385	$1,374	$930

Note 11 – Long-term Debt
2014 Lease Fleet Refinancing
In January 2014, Longtrain Leasing refinanced its lease fleet senior secured term loan facility under an amended and restated credit agreement to, among other things, increase the aggregate borrowings available thereunder. Below is a summary of our indebtedness as of December 31, 2013. See Note 24, Subsequent Events, for further discussion regarding this refinancing.
2012 Lease Fleet Financing
In December 2012, Longtrain Leasing entered into a senior secured delayed draw term loan facility (Original Term Loan) secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases, and certain other assets of Longtrain Leasing. The Original Term Loan provided for an initial draw at closing (Initial Draw) and allowed for up to two additional draws. Upon closing, the Initial Draw was $98.4 million, net of fees and expenses. As of December 31, 2012, the outstanding principal balance on the Original Term Loan, including the current portion, was $100.0 million.
During the first half of 2013, ARI made two additional draws amounting to $99.8 million in aggregate under the Original Term Loan, fully utilizing the capacity of the Original Term Loan. The additional draws during 2013 resulted in proceeds of $99.4 million, net of fees and expenses. As of December 31, 2013, the outstanding principal balance on the Original Term Loan, including the current portion, was $194.8 million.
The Original Term Loan, which matures on February 27, 2018, bears interest at one-month LIBOR plus 2.5%, for a rate of 2.7% as of December 31, 2013, subject to an alternative fee as set forth in the credit agreement, and is payable on the 15th of each month (Payment Date). The interest rate increases by 2.0% following certain events of default. The Company is required to maintain deposits in an interest reserve bank account equal to nine months of interest payments. As of December 31, 2013, the interest reserve amount was $3.9 million and included within 'Restricted cash' on the consolidated balance sheets. The Company is required to pay principal at an annual rate of 3.33% of the borrowed amount via monthly payments that are due on the Payment Date, which commenced on March 15, 2013, with any remaining balance payable on the final scheduled maturity date. The Original Term Loan may be repaid at any time without premium or penalty, other than customary LIBOR breakage fees. Longtrain Leasing is required to maintain a loan to value ratio of at least 75% of the Net Aggregate Equipment Value, as defined in the Original Term Loan. The Original Term Loan contains restrictive covenants that limit Longtrain Leasing’s ability to, among other things, incur additional debt, issue additional equity, sell certain assets, grant certain liens on its assets, make certain restricted payments, acquisitions and investments, and enter into certain significant transactions with stockholders and affiliates. Additionally, the Original Term Loan requires Longtrain Leasing to comply with a Debt Service Coverage Ratio, as defined in the credit agreement, of 1.05 to 1.0, measured quarterly on a three-quarter trailing basis beginning on September 30, 2013, and subject to up to a 75 day cure period. Certain covenants, including those that restrict Longtrain Leasing’s ability to incur additional indebtedness and issue equity, become more restrictive if Longtrain Leasing’s debt service coverage ratio, as defined, is less than 1.2 to 1.0 on or after September 30, 2013.
The Original Term Loan also obligates Longtrain Leasing and ARI to maintain ARI’s separateness and to ensure that the collections from railcar leases along with the railcars that secure the Original Term Loan are managed in accordance with the credit agreement. Additionally, ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain Leasing in good faith and without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease Longtrain Leasing’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the credit agreement) when they are not Eligible Units, subject to limitations on liability set forth in the credit agreement. The Company was in compliance with all of its covenants under the Original Term Loan as of December 31, 2013.
As of December 31, 2013 and 2012, the net book value of the railcars that were pledged as part of the Original Term Loan were $216.7 million and $112.0 million, respectively. The future contractual minimum rental revenues related to the railcars pledged as of December 31, 2013 were as follows (in thousands).

2014	$24,892
2015	24,550
2016	23,761
2017	16,651
2018	9,023
2019 and thereafter	17,461
Total	$116,338

As of December 31, 2013, the principal payments remaining under the Original Term Loan were as follows:

	Payments due by Period
	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Term Loan	$6,655	6,655	6,673	6,654	168,121	—
2007 Senior Unsecured Notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes).
On September 4, 2012, ARI completed a voluntary partial early redemption of $100.0 million of the Notes at a rate of 101.875% of the principal amount, plus any accrued and unpaid interest. The Notes bore interest at a fixed interest rate of 7.5%. In conjunction with the redemption, the Company incurred a $2.3 million loss, which is shown as loss on debt extinguishment on the consolidated statements of operations. This charge consists of $1.9 million related to the premium the Company paid on the redemption as well as $0.4 million related to the accelerated write-off of a portion of deferred debt issuance costs.
On March 1, 2013, ARI completed a voluntary early redemption of the remaining $175.0 million of Notes outstanding at par, plus any accrued and unpaid interest. In conjunction with the redemption, the Company incurred a $0.4 million loss, which is shown as loss on debt extinguishment on the consolidated statements of operations. This non-cash charge is related to the accelerated write-off of the remaining portion of deferred debt issuance costs.
Note 12 – Income Taxes
Income tax expense consists of:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$9,379	$1,217	$(3,556)
State and local	3,134	3,551	803
Foreign	353	137	86
Total current	12,866	4,905	(2,667)
Deferred
Federal	33,842	32,458	5,761
State and local	5,725	4,643	734
Foreign	7	16	38
Total deferred	39,574	37,117	6,533
Total income tax expense	$52,440	$42,022	$3,866

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Computed income tax expense	$48,768	$37,046	$2,871
State and local tax expense	5,544	4,351	525
Expiration of stock options	—	—	756
Valuation allowance	—	—	(756)
Excludable loss from foreign joint venture	—	366	354
Tax credits, federal and state	—	3	(228)
Non-deductible items	(626)	127	(43)
Adjustments for uncertain tax positions	(166)	(14)	162
Other, net	(1,080)	143	225
Total income tax expense	$52,440	$42,022	$3,866

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	December 31,
	2013	2012
	(in thousands)
Current deferred tax assets
Provisions not currently deductible	$8,962	$4,002
Tax credits and deferred revenues	74	—
Net operating loss —state	24	112
Total current deferred tax asset	9,060	4,114
Non-current deferred tax assets
Provisions not currently deductible	308	4,046
Stock based compensation	270	2,739
Net operating loss carryforwards—federal and state	189	211
Net capital loss carryforwards—federal and state	1,988	—
Pensions and post retirement	1,603	4,229
Total gross non-current deferred tax asset	4,358	11,225
Valuation allowance	—	(1)
Total non-current deferred tax asset	4,358	11,224
Total deferred tax asset	$13,418	$15,338
Non-current deferred tax liabilities
Investment in joint ventures/partnerships	$(2,294)	$(3,256)
Property, plant and equipment	(101,276)	(60,775)
Unrealized gain on financial instruments	—	(653)
Other	—	(6)
Total deferred tax liability	$(103,570)	$(64,690)

The net deferred tax asset (liability) is classified in the consolidated balance sheets as follows:

	December 31,
	2013	2012
	(in thousands)
Current deferred tax assets	$9,060	$4,114
Non-current deferred tax assets	4,358	11,224
Non-current deferred tax liability	(103,570)	(64,690)
Non-current deferred tax liability, net	(99,212)	(53,466)

Current deferred tax asset	9,060	4,114
Non-current deferred tax liability, net	(99,212)	(53,466)
Net deferred tax liability	$(90,152)	$(49,352)
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
ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative undistributed earnings of its Canadian subsidiary. Such undistributed earnings from ARI’s Canadian subsidiary have been included in consolidated retained earnings in the amount of $3.4 million and $1.8 million as of December 31, 2013 and 2012, respectively. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2013 and 2012 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant.
As of December 31, 2013, the Company had state net operating loss carry-forwards in the amount of $3.6 million, which expire between 2014 and 2030. In 2012, ARI had state net operating loss carryforwards of $6.3 million.
In 2013, the Company also had federal capital losses of $6.7 million, of which $1.9 million was carried back to offset capital gains in prior year's taxable income. In 2012, the Company had federal net operating losses of $19.1 million, of which $15.6 million was carried back to a prior year’s taxable income with the remainder utilized in 2012. In 2012, the Company utilized all of its federal and state tax credits.
As of December 31, 2013, the Company’s gross unrecognized tax benefits were $1.1 million, of which $0.8 million, net of federal benefit on state matters, would impact the effective tax rate if reversed. As of December 31, 2012, the Company’s gross unrecognized tax benefits were $1.7 million, of which $1.1 million, net of federal benefit on state matters, would impact the effective tax rate if reversed.
The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$1,744	$1,813	$1,607
Increases in tax positions for prior years	53	34	154
Increases in tax positions for current year	103	611	52
Settlements	(716)	(704)	—
Expirations of statutes	(42)	(10)	—
Ending balance	$1,142	$1,744	$1,813
The total amount of interest and penalties included in the tax provision as an income tax expense (benefit) for the years ended December 31, 2013 and 2012 was ($0.2 million) and less than $0.1 million, respectively. The Company believes it is reasonably possible that within the next twelve months its unrecognized tax benefits could change up to $0.8 million as a result of the Company’s analysis of state tax filing requirements.

The statute of limitation on the Company’s 2008 federal income tax return expired on April 14, 2013. The Company’s federal income tax returns for tax years 2010 and beyond remain subject to examination, with the latest statute expiring in September 2017. The Company’s audit review for tax years 2009 and 2011 related to a federal loss carry back claim has been closed without any impact.
Certain of the Company's 2008 and 2009 state income tax returns and all of the Company's state income tax returns for 2010 and beyond remain open and subject to examination, with the latest statute of limitations expiring on November 15, 2019. The Company’s foreign subsidiary’s income tax returns for 2009 and beyond remain open to examination by foreign tax authorities.
The Company is continuing to evaluate the impact of the recent regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition. Given that Revenue Procedures were issued in late January of 2014, the Company is determining whether or not any changes in an accounting method are required.  Presently, the Company does not anticipate a material impact to its financial statements.
Note 13 – Employee Benefit Plans
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
The Company provides postretirement life insurance benefits for certain of its union employees who retired after attaining specified age and service requirements. The Company also previously sponsored a postretirement medical benefit plan that provided access to healthcare for certain retired employees. This plan was terminated effective December 31, 2013. As of December 31, 2013, the remaining $1.7 million of prior service credits in accumulated other comprehensive income (loss), was recognized concurrent with the termination date.
The Company’s measurement date is December 31 and costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are currently expensed.
The change in benefit obligation, change in plan assets and the funded status is as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$24,417	$22,568	$111	$106
Service cost	198	191	1	1
Interest cost	882	934	4	4
Plan amendments	—	—	(31)	—
Actuarial (gain) loss	(2,795)	1,951	(6)	9
Assumed administrative expenses	(198)	(190)	—	—
Benefits paid	(1,013)	(1,037)	(4)	(9)
Benefit obligation at December 31	$21,491	$24,417	$75	$111
Change in plan assets
Plan assets at January 1	$14,894	$13,278	$—	$—
Actual return on plan assets	2,313	1,723	—	—
Administrative expenses	(198)	(191)	—	—
Employer contributions	735	1,121	—	—
Benefits paid	(1,013)	(1,037)	—	—
Plan assets at fair value at December 31	$16,731	$14,894	$—	$—
Funded status
Benefit obligation in excess of plan assets at December 31	$(4,760)	$(9,523)	$(75)	$(111)

Amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
	(in thousands)
Accrued benefit liability—short term	$(113)	$(112)	$(4)	$(4)
Accrued benefit liability—long term	(4,647)	(9,411)	(71)	(107)
Net liability recognized at December 31	$(4,760)	$(9,523)	$(75)	$(111)
Net actuarial (loss) gain	$(4,356)	$(9,117)	$735	$806
Net prior service (cost) credit	(34)	(42)	31	2,089
Accumulated other comprehensive (loss) income pre-tax at December 31	$(4,390)	$(9,159)	$766	$2,895

The short-term liability has been reported within 'Accrued compensation' on the consolidated balance sheets.

The components of net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(in thousands)
Components of net periodic benefit cost
Service cost	$198	$191	$316	$1	$1	$1
Interest cost	882	934	1,015	4	4	5
Expected return on plan assets	(1,114)	(1,010)	(997)	—	—	—
Recognized actuarial loss (gain)	767	705	377	(76)	(80)	(90)
Amortization of prior service cost (gain)	8	8	7	(391)	(391)	(391)
Curtailment gain recognized	—	—	—	(1,698)	—	—
Total net periodic benefit cost	$741	$828	$718	$(2,160)	$(466)	$(475)
The net actuarial loss (gain) that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit costs during the year ended December 31, 2014 is $0.3 million and less than $0.1 million, respectively, for pension benefits and postretirement benefits.
Additional information
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2014	$1,081	$4
2015	1,104	4
2016	1,124	4
2017	1,167	4
2018	1,232	5
2019 and thereafter	6,805	26
Total	$12,513	$47
The Company expects to contribute $0.9 million to its pension and postretirement plans in 2014.

Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected return on plan assets, mortality rates and retirement rates, as discussed below:
Discount rates
The Company reviews these rates annually and adjusts them to reflect current yields on long-term, high-quality corporate bonds. The Company deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees.
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
The increase in the discount rates resulted in a decrease in the benefit obligation, which will be amortized through actuarial losses. The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Discount rate	4.64%	3.70%	4.39%	3.67%
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	3.70%	4.25%	5.25%	3.67%	4.18%	5.31%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
The Company’s pension plans’ asset valuation in the fair value hierarchy levels, discussed in detail in Note 4, along with the weighted average asset allocations as of December 31, 2013, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset Category
Short-term investments	$—	$574	$—	$574
Corporate stocks - common	4,054	—	—	4,054
Mutual funds - equity	5,918	—	—	5,918
Debt securities
Exchange traded funds	5,458	—	—	5,458
Government	454	—	—	454
Asset backed	—	273	—	273
	$15,884	$847	$—	$16,731

The Company’s pension plans’ asset valuation in the fair value hierarchy levels, along with the weighted average asset allocations as of December 31, 2012, by asset category, are as follows:

	Level 1 (1)	Level 2 (1)	Level 3	Total
	(in thousands)
Asset Category
Short-term investments	$—	$1,030	$—	$1,030
Corporate stocks - common	3,368	—	—	3,368
Mutual funds - equity	1,784	—	—	1,784
Collective funds	—	5,430	—	5,430
Debt securities
Exchange traded funds	2,244	—	—	2,244
Government	434	—	—	434
Asset backed	—	604	—	604
	$7,830	$7,064	$—	$14,894
(1)  Certain amounts have been revised from a Level 1 to a Level 2 fair value hierarchy classification to conform to the current year presentation, which had no effect on previously reported consolidated results and was not material to the footnotes to the consolidated financial statements.

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

The Company invests in a balanced portfolio of individual equity securities, exchange traded funds, mutual funds and individual debt securities to maintain a diversified portfolio structure with distinguishable investment objectives. The objective of the total portfolio is long-term growth and appreciation along with capital preservation, to maintain the value of plan assets over time in real terms net of fees, distributions and liquidity obligations.

The pension plans' assets are valued at fair value. The following is a description of the valuation methodologies used in determining fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Short-term investments. The pension plans' assets are invested in short-term investments to manage liquidity. These investments consist of open-ended money market mutual funds that invest in first-tier securities and high quality, short-term obligations to earn income but maintain a high degree of liquidity and preserve capital. In 2012, the money market fund was classified as ‘Cash and cash equivalents’ within Level 1 of the valuation hierarchy. In 2013, the Company has deemed it appropriate for these money market funds to be classified within the Level 2 valuation hierarchy since fair value inputs are derived prices in active markets and the fund is not traded on a national securities exchange. Short-term investments are not subject to liquidity redemption restrictions. The 2012 revision from a Level 1 to a Level 2 fair value hierarchy classification to conform to the current year presentation, has no effect on previously reported consolidated results and was not material to the footnotes to the consolidated financial statements. We have assessed the significance of this transfer based on earnings and total assets, which in both cases was less than 1%.

Corporate stocks - common. The pension plans' assets are invested in separately managed accounts, each with a specific investment objective which invests solely in equity securities of small, mid, and large sized companies that are publicly traded for growth and diversification. As the fair value of the securities represent quoted prices available in active markets, these have been categorized as Level 1 of the fair value hierarchy. Equity securities are not subject to liquidity redemption restrictions.

Mutual funds - equities. Investment vehicles include mutual funds that invest in large-cap publicly traded common stocks. The mutual funds, which are traded on a national securities exchange in an active market, are valued using daily publicly available prices and accordingly classified within Level 1 of the valuation hierarchy.

Collective funds. In 2012, the pension plans' assets were invested in collective funds to provide fixed-income exposure that added diversification and contributed to total return through both appreciation and income generation. These assets were classified within Level 2 of the valuation hierarchy as they were not publicly traded on a national securities exchange. These collective funds were sold during 2013.

Debt securities. The pension plans' assets are invested in debt securities for diversification and volatility reduction of equity securities. Investment vehicles include exchange traded funds (ETFs), U.S. government securities, and asset backed securities. Debt securities are not subject to liquidity redemption restrictions. The ETFs are invested in diversified portfolios of fixed-income instruments and are traded on a national securities exchange. As the fair value of the ETFs represent quoted prices available in active markets, they are classified within the Level 1 valuation hierarchy. U.S. government treasury bills are classified within the Level 1 valuation hierarchy since fair value is based on public price quotations in active markets. The asset backed securities are classified within the Level 2 valuation hierarchy since fair value inputs are derived prices in active markets.
The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service and employee earnings with discretionary contributions allowed. Expenses related to these plans were $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 14 – Commitments and Contingencies
As of December 31, 2013, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows (in thousands):

2014	$1,699
2015	1,631
2016	1,188
2017	999
2018	949
2019 and thereafter	4,354
Total	$10,820
Total rent expense for the years ended December 31, 2013, 2012 and 2011 was $2.4 million, $2.3 million and $2.3 million, respectively.
The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, and other laws and regulations relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law.
Certain real property ARI acquired from ACF Industries LLC (ACF) in 1994 had been involved in investigation and remediation activities to address contamination both before and after their transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, the chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, it is the Company's understanding that no further investigation or remediation is required at these properties and ARI does not believe it will incur material costs in connection with such activities, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of any additional investigation or remediation that may be required. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its financial condition or results of operations.

ARI is a party to collective bargaining agreements with labor unions at two repair facilities that will expire in January 2016 and September 2016. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that expires in April 2014.
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
Note 15 –Earnings per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Years Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding—basic	21,352,297	21,352,297	21,351,570
Dilutive effect of employee stock options	—	—	85	(1)
Weighted average common shares outstanding—diluted	21,352,297	21,352,297	21,351,655

(1)	Stock options to purchase 340,352 shares of common stock expired unexercised on January 19, 2011. Refer to Note 16 for further discussion of these stock options.
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
The following table presents the amounts for share-based compensation expense incurred by ARI, all related to the Company’s SARs awards, and the corresponding line items on the consolidated statements of operations that they are recorded within:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Share-based compensation expense:
Cost of revenues: manufacturing	$909	$899	$697
Cost of revenues: railcar services	234	171	105
Selling, general and administrative	3,986	3,598	2,736
Total share-based compensation expense	$5,129	$4,668	$3,538
Income tax benefits related to share-based compensation arrangements were $3.1 million, $2.3 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock options
In January 2006, on the date of ARI's initial public offering, the Company granted options to purchase 484,876 shares of common stock under the 2005 Plan. In January 2011, 340,352 stock options expired unexercised.
No stock options were granted in 2013, 2012 or 2011. As of December 31, 2013, an aggregate of 855,476 shares were available for issuance in connection with future equity instrument grants under the Company’s 2005 Plan. Shares issued under the 2005 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The 1,000,000 shares covered by the Plan were registered for issuance to the public with the Securities Exchange Commission (SEC) on a Form S-8 on August 16, 2006.
Options to purchase 36,001 shares of the Company’s common stock were exercised during the year ended December 31, 2011. The total intrinsic value of options exercised during the year ended December 31, 2011 was less than $0.1 million. All outstanding stock options fully vested in January 2009 and expired in January 2011. As such, the Company did not recognize any compensation expense related to stock options during the years ended December 31, 2013, 2012 and 2011.
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
The SARs have exercise prices that represent the closing price of the Company’s common stock on the date of grant. Upon the exercise of any SAR, the Company shall pay the holder, in cash, an amount equal to the excess of (A) the aggregate fair market value (as defined in the 2005 Plan) in respect of which the SARs are being exercised, over (B) the aggregate exercise price of the SARs being exercised, in accordance with the terms of the applicable Stock Appreciation Rights Agreement (the SARs Agreement). The SARs are subject in all respects to the terms and conditions of the 2005 Plan and the applicable SARs Agreement, which contain non-solicitation, non-competition and confidentiality provisions.
The fair value of all unexercised SARs is determined at each reporting period under the Monte Carlo and Black-Scholes option pricing methodologies based on the inputs in the table below, which project that the specific performance targets for applicable grants will be fully met. The fair value of the SARs is expensed on a graded vesting basis over the vesting period, which is in equal increments on the respective anniversaries of the grant date. Changes in the fair value of vested SARs are expensed in the period of change. The following table provides an analysis of SARs granted in 2012, 2011, 2010, 2009 and 2008 and assumptions that were used as of December 31, 2013 in the Black-Scholes option-pricing model:

	Grant Date
	2/24/2012	5/9/2011	3/31/2010 & 5/14/2010	3/3/2009	4/28/2008
SARs outstanding as of December 31, 2013	111,694	76,408	12,832	5,800	500
Vested & Exercisable	5,767	14,792	12,832	5,800	500
Vesting period	3 years	3 years	3 years	4 years	4 years
Expiration Dates	2/24/2019	5/9/2018	3/31/2017 & 5/14/2017	3/3/2016	4/28/2015
Weighted average exercise price	$29.31	$24.45	$12.95	$6.71	$20.88
Expected volatility range	52.0% - 52.5%	43.3% - 52.0%	42.5%	39.2%	34.3%
Expected life range (in years)	2.5 - 3.1	2.2 - 2.3	1.6 - 1.7	1.1	0.7
Risk-free interest rate range	0.8%	0.4%	0.4%	0.1%	0.1%
Expected Dividend yield	2.2%	2.2%	2.2%	2.2%	2.2%
Forfeiture Rate on unvested SARs	2.0%	2.0%	N/A	N/A	N/A
The stock volatility rate was determined using the volatility rates of the Company’s common stock over the same period as the expected life of each grant. The expected life ranges represent the use of the simplified method prescribed by the SEC due to inadequate exercise activity for the Company’s SARs. The simplified method uses the average of the vesting period and expiration period of each group of SARs that vest equally over a three or four-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant. The expected dividend yield was determined using the most recent quarter’s dividend. The forfeiture rate was based on a Company estimate of expected forfeitures over the contractual life of each grant for each period.
The following is a summary of SARs activity under the 2005 Plan:

	Stock Appreciation Rights (SARs)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of SARs	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	711,353	$12.68
Granted	242,041	$24.45
Cancelled/Forfeited (1)	(22,720)
Exercised	(124,764)
Outstanding at December 31, 2011	805,910	$16.35
Granted	204,500	$29.31
Cancelled/Forfeited	(22,360)
Exercised	(390,658)
Outstanding at December 31, 2012	597,392
Granted	—
Cancelled/Forfeited	(41,114)
Exercised	(349,044)
Outstanding at December 31, 2013	207,234	$25.85	56 months	$22.06	$4,123
Exercisable at December 31, 2013	39,691	$18.80	49 months	$27.04	$1,070

(1)
Of the SARs granted in 2008, 13,123 were canceled in 2011 due to the closing price of the Company’s common stock not achieving a specified price target for twenty trading days during any sixty day trading day period.

As of December 31, 2013, unrecognized compensation costs related to the unvested portion of SARs were $0.6 million and are expected to be recognized over a period of 11 months.

Note 17 – Shareholders’ Equity
During each quarter of 2013, the board of directors of the Company declared and paid cash dividends of $0.25 per share of common stock of the Company, totaling $21.4 million, to shareholders of record as of each quarterly record date. The Company also declared and paid a cash dividend of $0.25 per share of common stock of the Company in December 2012. Prior to December 2012, the Company had not paid any dividends since July 2009.
Note 18 – Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income
	(In thousands)

December 31, 2010	$—	$1,568	$(161)	$1,407
Currency translation	—	(285)	—	(285)
Minimum pension liability re-valuation, net of tax effect of $1,285	—	—	(2,014)	(2,014)
Amortization of net actuarial gain, net of tax effect of $189	—	—	(306)	(306)
Balance December 31, 2011	$—	$1,283	$(2,481)	$(1,198)
Currency translation	—	279	—	279
Minimum pension liability re-valuation, net of tax effect of $335	—	—	(375)	(375)
Amortization of net actuarial gain, net of tax effect of $189	—	—	(306)	(306)
Unrealized gain on Available for Sale Securities, net of tax effect of $654	1,213	—	—	1,213
Balance December 31, 2012	$1,213	$1,562	$(3,162)	$(387)
Currency translation		(802)		(802)
Minimum pension liability re-valuation, net of tax effect of $1,893	—	—	2,877	2,877
Amortization of net actuarial gain, net of tax effect of $177	—	—	(1,969)	(1,969)
Reclassifications related to available for sale securities, net of tax effect of $702 (1)	$(1,213)	$—	—	(1,213)
Balance December 31, 2013	$—	$760	$(2,254)	$(1,494)

(1)—	This accumulated other comprehensive income component relates to realized gains on available for sale securities sold. See Note 3 for further details and pre-tax amounts.

Note 19 – Related Party Transactions
Agreements with ACF
The Company has or had the following agreements with ACF, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:
Manufacturing services agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. For the years ended December 31, 2013, 2012 and 2011, ARI purchased inventory of $0.3 million, less than $0.1 million, and less than $0.1 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
Purchasing and Engineering Services Agreement
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI’s audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a non-exclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell such tank railcars during the term of the agreement. Subject to certain early termination events, the agreement shall terminate on December 31, 2014.
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
Under the agreement, ACF has the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through December 31, 2014. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
Revenues of $12.3 million for the year ended December 31, 2013 were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the consolidated statements of operations.
Agreements with ARL
The Company has or had the following agreements with ARL, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:
Railcar services agreement
In April 2011, the Company entered into a railcar agreement with ARL (the Railcar Services Agreement). Under the Railcar Services Agreement, ARI provides ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices. The Railcar Services Agreement has a term of three years and will automatically renew for additional one year periods unless either party provides at least sixty days prior written notice of termination.
For the years ended December 31, 2013, 2012 and 2011, revenues of $17.2 million, $21.4 million and $24.7 million were recorded under the Railcar Services Agreement or its predecessor agreement, respectively. These revenues are included under railcar services revenues from affiliates on the consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.
Railcar management agreements
On February 29, 2012, the Company entered into a Railcar Management Agreement with ARL, pursuant to which the Company engaged ARL to sell or lease ARI’s railcars in certain markets, subject to the terms and conditions of the agreement. The agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties. In December 2012, Longtrain Leasing entered into a similar agreement with ARL. In January 2014, Longtrain Leasing and ARL amended this agreement to, among other things, extend the termination date to January 15, 2020(collectively the Railcar Management Agreements).

The Railcar Management Agreements also provide that ARL will manage the Company’s and Longtrain Leasing's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreements were unanimously approved by the independent directors of the Company's audit committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.
For the years ended December 31, 2013, 2012 and 2011, total lease origination and management fees incurred under the Railcar Management Agreements were $2.3 million, $1.4 million and $0.1 million, respectively. These fees are included in cost of revenues for railcar leasing on the consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, total sales commissions incurred were $0.4 million, zero and $0.2 million. These costs are included in selling, general and administrative costs from related parties on the consolidated statements of operations.
Railcar orders
The Company has from time to time manufactured and sold railcars to ARL under long-term agreements as well as on a purchase order basis. In the third quarter of 2012, all unfilled purchase orders previously placed by ARL were assigned to AEP Leasing LLC (AEP), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Revenues for railcars sold to ARL were zero, $45.1 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in manufacturing revenues from affiliates on the consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.
Agreements with AEP
The Company has the following agreements with AEP, a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:
Railcar orders
As discussed above, in the third quarter 2012, ARL assigned all its unfilled purchase orders to AEP. At that time, the Company began manufacturing and selling railcars to AEP on a purchase order basis. Revenues from railcars sold to AEP were $238.2 million and $58.5 million for the years ended December 31, 2013 and 2012, respectively. Revenues from railcars sold to AEP are included in manufacturing revenues from affiliates on the consolidated statements of operations. The terms and pricing on sales to related parties are no less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.
Agreements with other related parties
In September 2003, Castings loaned Ohio Castings $3.0 million under a promissory note, which was due in January 2004. The note was renegotiated resulting in a new principal amount of $2.2 million, bearing interest at a rate of 4.0% with a maturity date of August 2009. During 2011, the joint venture partners renegotiated the terms of the notes extending the term into the fourth quarter of 2012. The notes were fully repaid during 2012.
The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50.0% interest in the loan. The balance outstanding on this loan, due to ARI Component, was $32.9 million and $35.7 million as of December 31, 2013 and 2012, respectively. See Note 9 for further information regarding this transaction and the terms of the underlying loan.
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

Effective April 1, 2009, Mr. James J. Unger, the Company’s former chief executive officer, assumed the role of vice chairman of the Company's board of directors and served in such role until his resignation, effective September 30, 2013. In exchange for his services as vice chairman, Mr. Unger received an annual director fee of $65,000 payable quarterly, in advance.
The Company leases one of its parts manufacturing facilities from an entity owned by Mr. Unger. Expenses paid for this facility were $0.4 million for each of the years ended December 31, 2013, 2012 and 2011. These costs are included in manufacturing cost of revenues from related parties on the consolidated statements of operations. The Company is required to pay all tax increases assessed or levied upon the property and the cost of the utilities, as well as repair and maintain the facility. The lease, which extends through January 2016, was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease were no less favorable than those that could have been obtained from an independent third party.
On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by Mr. Unger. The lease is for ARI’s headquarters location in St. Charles, Missouri that it previously leased through ARL under a services agreement with ARL, which expired December 31, 2010. The term under this lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.6 million for each of the years ended December 31, 2013, 2012 and 2011. These fees are included in selling, general and administrative costs from related parties on the consolidated statements of operations. The lease was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms of the lease were no less favorable than those that could have been obtained from an independent third party.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP the Company’s principal beneficial stockholder. Under the agreement, which extends through November 2015, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement was approved by the independent directors of the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those that could have been obtained from an independent third party. For the year ended December 31, 2013, 2012 and 2011, MWR purchased scrap material from ARI totaling $7.4 million, $8.6 million and $3.3 million, respectively.
Icahn Sourcing, LLC (“Icahn Sourcing”), was an entity formed by Mr. Carl Icahn, chairman of the Company's board of directors and, through IELP the Company's principal beneficial stockholder, in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2012. The Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement in 2012.
Effective January 1, 2013 Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (Insight Portfolio Group). In connection with the restructuring, ARI and a number of other entities with which Carl Icahn has a relationship, acquired minority ownership interests in, and agreed to pay a fee as part of being a member of, Insight Portfolio Group. During the year ended December 31, 2013, the Company incurred $0.2 million of fees as a member of Insight Portfolio Group. These charges were included in selling, general and administrative costs from related parties on the consolidated statements of operations.
Financial information for transactions with related parties
Cost of revenues for manufacturing for the years ended December 31, 2013, 2012 and 2011 included $89.3 million, $83.5 million and $24.7 million, respectively, in railcar components purchased from joint ventures.
Inventory as of December 31, 2013 and 2012, included $6.2 million and $3.3 million, respectively, of railcar components purchased from joint ventures. As of December 31, 2013 and 2012, all profit for this inventory still on hand was eliminated.
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

	Revenues			Earnings (Loss) from Operations			Capital Expenditures	Depreciation & Amortization
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
For the Year Ended December, 2013
Manufacturing	$646,100	$217,922	$864,022	$135,454	$54,621	$190,075	$12,168	$14,504
Railcar Leasing	31,871	—	31,871	14,836	40	14,876	162,068	9,799
Railcar Services	72,621	233	72,854	14,372	(47)	14,325	5,925	2,506
Corporate	—	—	—	(13,755)	—	(13,755)	3,932	903
Eliminations	—	(218,155)	(218,155)	—	(54,614)	(54,614)	—	—
Total Consolidated	$750,592	$—	$750,592	$150,907	$—	$150,907	$184,093	$27,712
For the Year Ended December, 2012
Manufacturing	$633,547	$219,499	$853,046	$120,623	$35,362	$155,985	$16,856	$15,239
Railcar Leasing	13,444	—	13,444	7,371	29	7,400	185,918	4,424
Railcar Services	64,732	495	65,227	10,718	(99)	10,619	965	2,903
Corporate	—	—	—	(17,292)	—	(17,292)	2,141	2,244
Eliminations	—	(219,994)	(219,994)	—	(35,292)	(35,292)	—	—
Total Consolidated	$711,723	$—	$711,723	$121,420	$—	$121,420	$205,880	$24,810
For the Year Ended December, 2011
Manufacturing	$453,092	$35,658	$488,750	$36,075	$4,860	$40,935	$2,743	$17,660
Railcar Leasing	1,075	—	1,075	239	20	259	29,444	505
Railcar Services	65,218	285	65,503	12,476	19	12,495	987	2,851
Corporate	—	—	—	(16,041)	—	(16,041)	2,472	1,850
Eliminations	—	(35,943)	(35,943)	—	(4,899)	(4,899)	—	—
Total Consolidated	$519,385	$—	$519,385	$32,749	$—	$32,749	$35,646	$22,866
Total Assets

	December 31,
	2013	2012	2011
	(in thousands)
Manufacturing	$298,951	$329,346	$311,656
Railcar Leasing	478,000	263,228	46,073
Railcar Services	52,150	49,060	47,408
Corporate/Eliminations	(3,492)	168,124	298,633
Total Consolidated	$825,609	$809,758	$703,770
Geographic Concentrations
The Company’s operations are primarily located in the United States. The Company's foreign sales revenues were, in the aggregate, 2.0%, 0.9% and 1.2% of total consolidated revenues for 2013, 2012 and 2011, respectively. Total foreign assets were, in the aggregate, 1.5% and 2.6% of total consolidated assets as of December 31, 2013 and 2012, respectively.

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
Railcar Leasing Segment
Railcar leasing consists of railcars manufactured by the Company and leased to third parties under operating leases. In the first quarter of 2012, the Company began reporting the leasing business as a separate segment. To maintain comparability, 2011 amounts have been reclassified to separately present the leasing segment's results. Earnings (loss) from operations for railcar leasing include an allocation of selling, general and administrative costs and also reflect origination fees paid to ARL associated with originating the leases to the Company’s leasing customers. The origination fees represent a percentage of the revenues from the lease over its initial term and are paid up front.
Railcar Services Segment
Railcar services consist of railcar repair services, engineering and field services, and fleet management services. More specifically, such services include maintenance and shop planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes, and online service access. Earnings (loss) from operations for railcar services include an allocation of selling, general and administrative costs.
Sales to Related Parties
As discussed in Note 19, ARI has numerous arrangements with related parties. As a result, from time to time, ARI offers its products and services to affiliates at terms and pricing no less favorable to ARI than the terms and pricing provided to unaffiliated third parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenues.

	December 31,
	2013	2012	2011
Manufacturing	33.4%	14.5%	0.2%
Railcar Leasing	—%	—%	—%
Railcar Services	2.3%	3.0%	4.8%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10.0% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated revenues for the years ended December 31, 2013, 2012 and 2011.

	December 31,
	2013	2012	2011
AEP	31.7%	—%	—%
CIT Group, Inc.	24.4%	49.4%	33.5%
Banc of America Leasing and Capital, LLC	—%	—%	11.8%
Manufacturing accounts receivable from customers that accounted for more than 10.0% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of December 31, 2013 and 2012.

	December 31,
	2013	2012
Manufacturing receivables from significant customers	22.6%	35.1%
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
For the years ended December 31, 2013, 2012 and 2011, revenues of $1.2 million, $1.8 million and $2.7 million were recorded under these two consulting agreements, respectively. Billed and unbilled revenues due from the RDSO agreement were $1.7 million and $1.9 million, respectively, as of December 31, 2013 compared to zero and $2.1 million, respectively, as of December 31, 2012. As of each balance sheet date presented, approximately $1.0 million and $1.4 million of the unbilled revenue for December 31, 2013 and 2012, respectively has been recorded in prepaid expenses and other current assets with the remaining $0.9 million and $0.7 million, respectively being recorded in other assets on the consolidated balance sheets.
Note 22 – Supplemental Cash Flow Information
ARI received interest income of $2.7 million, $3.3 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
ARI paid interest expense, net of capitalized interest, of $11.1 million, $20.5 million and $20.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
ARI paid $17.0 million of taxes, net of refunds, for the year ended December 31, 2013 and received net tax refunds of $0.8 million and $14.4 million for the years ended December 31, 2012 and 2011.
ARI paid $8.2 million, $5.8 million and $2.0 million to employees related to SARs exercises during the years ended December 31, 2013, 2012 and 2011, respectively.

Note 23 – Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2013
Revenues	$195,110	$159,404	$198,899	$197,179
Gross profit	42,494	43,534	42,787	49,797
Net earnings	17,937	23,619	20,970	24,370
Net earnings per common share-basic and diluted	$0.84	$1.11	$0.98	$1.14

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2012
Revenues	$181,599	$154,214	$168,230	$207,680
Gross profit	30,369	33,424	36,698	47,860
Net earnings	12,004	13,361	14,010	24,448
Net earnings per common share-basic and diluted	$0.56	$0.63	$0.66	$1.14
Note 24 – Subsequent Events
On February 18, 2014, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of March 21, 2014 that will be paid on March 27, 2014.
In January 2014, Longtrain Leasing refinanced its lease fleet financing senior secured term loan facility under an amended and restated credit agreement to, among other things, increase the aggregate borrowings available thereunder. In connection with the refinancing, Longtrain Leasing received borrowings of $316.2 million, net of fees and expenses. Of this amount, $194.2 million was used to refinance the original 2012 lease fleet financing facility, resulting in net proceeds of $122.0 million. The terms of the amended and restated credit agreement also provide Longtrain Leasing with the right, but not the obligation, to increase the amount of the facility in an aggregate additional amount not to exceed $100.0 million subject to the conditions set forth in the amended and restated credit agreement. The facility accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0% and matures in January 2020. As a result of the refinancing, the Company's total debt is $317.8 million as of the filing date of this Annual Report on Form 10-K.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date). Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal controls over financial reporting
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on management's assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Grant Thornton, LLP, the independent registered public accounting firm, who also audited our consolidated financial statements. Grant Thornton’s attestation report on our internal control over financial reporting is included herein.
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
The additional information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (2014 Proxy Statement) to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11: Executive Compensation
Information required by this item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 14: Principal Accounting Fees and Services
Information required by this item is incorporated by reference to our 2014 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Part IV
Item 15: Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements.
See Item 8.
(2) Financial Statement Schedules.
All schedules are omitted because they are not required, not significant, not applicable or the information is shown in the financial statements or the notes to consolidated financial statements.
(3) Exhibits.
See Exhibits Index for a listing of exhibits, which are filed herewith or incorporated herein by reference to the location indicated.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Railcar Industries, Inc.

Date: February 24, 2014	By:	/s/ Jeffrey S. Hollister
	Name:	Jeffrey S. Hollister
	Title:	President and Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey S. Hollister	President and Interim Chief Executive Officer (principal executive officer)	February 24, 2014
Name: Jeffrey S. Hollister

/s/ Dale C. Davies	Senior Vice President, Chief Financial Officer (principal financial officer) and Treasurer	February 24, 2014
Name: Dale C. Davies

/s/ Michael E. Vaughn	Vice President and Controller (principal accounting officer)	February 24, 2014
Name: Michael E. Vaughn

/s/ Andrew Roberto	Director	February 24, 2014
Name: Andrew Roberto

/s/ SungHwan Cho	Director	February 24, 2014
Name: SungHwan Cho

/s/ James Pontious	Director	February 24, 2014
Name: James Pontious

/s/ J. Mike Laisure	Director	February 24, 2014
Name: J. Mike Laisure

/s/ Brett Icahn	Director	February 24, 2014
Name: Brett Icahn

/s/ Harold First	Director	February 24, 2014
Name: Harold First

/s/ Hunter Gary	Director	February 24, 2014
Name: Hunter Gary

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger between American Railcar Industries, Inc., a Missouri corporation, and American Railcar Industries, Inc., a Delaware corporation, (incorporated by reference to Exhibit 2.1 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

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

10.7
Employee Benefit Plan Agreement dated as of December 1, 2005 between American Railcar Industries, Inc. and ACF Industries LLC (incorporated by reference to Exhibit 10.31 to ARI’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006). #

10.8
Supplemental Executive Retirement Plan of American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.34 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006). #

10.9
American Railcar, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.36 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006). #

10.10
Form of Option Agreement, as amended, under American Railcar Industries, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.37 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006). #

10.11	Registration Rights Agreement, dated February 28, 2007 (incorporated by reference to Exhibit 10.44 to ARI’s Current Report on Form 8-K, filed with the SEC on March 1, 2007).

10.12	Form of 2007 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.46 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2007). #

10.13
Axis, LLC Amended and Restated Limited Liability Company Agreement, dated as of January 25, 2008 (incorporated by reference to Exhibit 10.51 to ARI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 22, 2008).

10.14
Form of 2008 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.55 to ARI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008). #

10.15	Letter Agreement (Amendment to SARs) (incorporated by reference to Exhibit 10.57 to ARI’s Current Report on Form 8-K, filed with the SEC on April 10, 2009). #

10.16
Form of 2009 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.58 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009). #

10.17
Axis Credit Agreement dated as of December 28, 2007, as amended January 28, 2008, February 29, 2008, March 31, 2008 and August 5, 2009 (incorporated by reference to Exhibit 10.60 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.18
Master Assignment Agreement dated as of August 5, 2009 (incorporated by reference to Exhibit 10.61 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.19
Form of 2010 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.62 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 5, 2010). #

10.20
Lease Agreement, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.63 to ARI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 2, 2010). †

10.21
Fifth Amendment to the Axis Credit Agreement dated as of March 31, 2011. (incorporated by reference to Exhibit 10.64 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011).

10.22
Railcar Services Agreement dated as of April 15, 2011 between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.65 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011). †

10.23	Form of 2011 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.66 to ARI’s Current Report on Form 8-K, filed with the SEC on May 13, 2011). #

10.24
Employment Agreement between American Railcar Industries, Inc. and Dale C. Davies, dated as of October 19, 2011 (incorporated by reference to Exhibit 10.56 to ARI’s Current Report on Form 8-K, filed with the SEC on October 25, 2011). #

10.25	American Railcar Industries, Inc. 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.66 to ARI’s Current Report on Form 8-K, filed with the SEC on February 24, 2012). #

10.26
Railcar Management Agreement dated as of February 29, 2012 between American Railcar Industries, Inc. and American Railcar Leasing LLC, together with the related Letter Agreement (incorporated by reference to Exhibit 10.39 to ARI’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 2, 2012). †

10.27
Sixth Amendment to the Axis Credit Agreement dated as of March 30, 2012 (incorporated by reference to Exhibit 10.2 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012).

10.28
Form of 2012 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012). #

10.29
Employment Agreement between American Railcar Industries, Inc. and James Cowan, dated as of June 8, 2012 (incorporated by reference to Exhibit 10.1 to ARI’s current report on Form 8-K, filed with the SEC on June 12, 2012). #

10.30
Seventh Amendment to the Axis Credit Agreement dated as of December 18, 2012 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC (incorporated by reference to Exhibit 10.44 to ARI’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013).*

10.31
Credit Agreement dated as of December 20, 2012 by and among Longtrain Leasing I, LLC, American Railcar Industries, Inc., Fifth Third Bank, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on December 24, 2012).

10.32
Railcar Management Agreement dated as of December 20, 2012 by and between Longtrain Leasing I, LLC and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.46 to ARI’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013). †

10.33
Contribution and Sale Agreement dated as of December 20, 2012 by and between American Railcar Industries, Inc. and Longtrain Leasing I, LLC (incorporated by reference to Exhibit 10.47 to ARI’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013).

10.34
Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC (incorporated by reference to Exhibit 10.48 to ARI’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013). †

10.35
Amendment No. 1 to the Longtrain Credit Agreement dated as of February 15, 2013 by and among Longtrain Leasing I, LLC and Fifth Third Bank, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.49 to ARI’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013).

10.36	American Railcar Industries, Inc. 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on July 11, 2013). #

10.37
Purchase Agreement dated as of December 27, 2013 by and between American Railcar Industries, Inc. and Cresta Fund Ltd (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on January 6, 2014).

10.38
Amended and Restated Credit Agreement dated as of January 15, 2014 by and among Longtrain Leasing I, LLC, American Railcar Industries, Inc., Key Equipment Finance, a division of KeyBank National Association, as administrative agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on January 15, 2014).

10.39
Amendment No. 1 to the Longtrain Railcar Management Agreement dated as of January 15, 2014 by and between Longtrain Leasing I, LLC and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.2 to ARI’s Current Report on Form 8-K, filed with the SEC on January 15, 2014).

21.1	Subsidiaries of American Railcar Industries, Inc.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Interim Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * *

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)*

*	Filed herewith

†
Confidential treatment has been granted with respect to the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the SEC.

* *	Furnished herewith

#	Indicates management contract or compensatory plan or arrangement.