Form 10-Q
period 2014-03-31
American Railcar Industries, Inc.
filed 2014-05-05
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on May 5, 2014 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$154,488	$97,252
Restricted cash	7,277	3,908
Accounts receivable, net	62,742	21,939
Accounts receivable, due from related parties	15,308	16,402
Inventories, net	106,012	90,185
Deferred tax assets	7,688	9,060
Prepaid expenses and other current assets	6,460	6,500
Total current assets	359,975	245,246
Property, plant and equipment, net	158,269	159,375
Railcars on operating leases, net	413,168	372,551
Deferred debt issuance costs	2,445	2,026
Goodwill	7,169	7,169
Investments in and loans to joint ventures	29,684	31,430
Other assets	4,064	7,812
Total assets	$974,774	$825,609
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,190	$52,772
Accounts payable, due to related parties	1,917	1,410
Accrued expenses and taxes	22,358	20,216
Accrued compensation	16,592	16,071
Short-term debt, including current portion of long-term debt	10,612	6,655
Total current liabilities	114,669	97,124
Long-term debt, net of current portion	306,301	188,103
Deferred tax liability	101,749	99,212
Pension and post-retirement liabilities	4,343	4,718
Other liabilities	2,006	2,550
Total liabilities	529,068	391,707
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding as of both March 31, 2014 and December 31, 2013	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	207,803	195,574
Accumulated other comprehensive loss	(1,919)	(1,494)
Total stockholders’ equity	445,706	433,902
Total liabilities and stockholders’ equity	$974,774	$825,609
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Manufacturing (including revenues from affiliates of $41,235 and $63,078 for the three months ended March 31, 2014 and 2013, respectively)	$153,963	$172,975
Railcar Leasing	11,746	6,543
Railcar Services (including revenues from affiliates of $3,963 and $4,608 for the three months ended March 31, 2014 and 2013, respectively)	16,406	15,592
Total revenues	182,115	195,110
Cost of revenues:
Manufacturing	(118,365)	(137,123)
Railcar Leasing	(4,491)	(2,904)
Railcar Services	(13,365)	(12,589)
Total cost of revenues	(136,221)	(152,616)
Gross profit	45,894	42,494
Selling, general and administrative	(9,387)	(11,265)
Earnings from operations	36,507	31,229
Interest income (including income from related parties of $627 and $681 for the three months ended March 31, 2014 and 2013, respectively)	641	691
Interest expense	(1,672)	(3,000)
Loss on debt extinguishment	(1,896)	(392)
Other income	5	1,996
Loss from joint ventures	(601)	(973)
Earnings before income taxes	32,984	29,551
Income tax expense	(12,214)	(11,614)
Net earnings	$20,770	$17,937
Net earnings per common share—basic and diluted	$0.97	$0.84
Weighted average common shares outstanding—basic and diluted	21,352	21,352
Cash dividends declared per common share	$0.40	$0.25
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net earnings	$20,770	$17,937
Currency translation	(459)	(248)
Postretirement plans	55	47
Short-term investments	—	(1,213)
Comprehensive income	$20,366	$16,523
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net earnings	$20,770	$17,937
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	7,683	6,535
Amortization of deferred costs	109	183
Loss on disposal of property, plant and equipment	45	—
Loss from joint ventures	601	973
Provision for deferred income taxes	3,892	10,287
Adjustment to allowance for doubtful accounts receivable	31	(12)
Items related to investing activities:
Realized and unrealized gains on short-term investments - available for sale securities	—	(141)
Items related to financing activities:
Loss on debt extinguishment	1,896	392
Changes in operating assets and liabilities:
Accounts receivable, net	(40,846)	3,754
Accounts receivable, due from related parties	1,035	(10,128)
Inventories, net	(15,874)	23,793
Prepaid expenses and other current assets	(3,243)	(2,877)
Accounts payable	10,423	(20,441)
Accounts payable, due to related parties	507	(2,061)
Accrued expenses and taxes	2,679	(4,572)
Other	2,883	(5,046)
Net cash (used in) provided by operating activities	(7,409)	18,576
Investing activities:
Purchases of property, plant and equipment	(3,585)	(6,141)
Capital expenditures - leased railcars	(43,947)	(43,619)
Proceeds from the sale of short-term investments - available for sale securities	—	12,699
Proceeds from repayments of loans by joint ventures	1,125	500
Investments in and loans to joint ventures	—	(136)
Net cash used in investing activities	(46,407)	(36,697)
Financing activities:
Repayments of long-term debt	(196,527)	(175,328)
Proceeds from long-term debt	318,682	50,000
Change in interest reserve related to long-term debt	(87)	—
Payment of common stock dividends	(8,541)	(5,338)
Debt issuance costs	(2,403)	(212)
Net cash provided by (used in) financing activities	111,124	(130,878)
Effect of exchange rate changes on cash and cash equivalents	(72)	(42)
Increase (Decrease) in cash and cash equivalents	57,236	(149,041)
Cash and cash equivalents at beginning of period	97,252	205,045
Cash and cash equivalents at end of period	$154,488	$56,004

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Description of the Business
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
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
The condensed consolidated financial statements of the Company include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), and Longtrain Leasing I, LLC (Longtrain Leasing). The accounts of American Railcar Mauritius I (ARM I) and American Railcar Mauritius II (ARM II) have also been included through December 27, 2013, the effective date of the sale of all of the Company's ownership interests in such entities. See Note 8, Investments in and Loans to Joint Ventures, for further discussion regarding this sale. From time to time, the Company makes investments through Longtrain. All intercompany transactions and balances have been eliminated.
Note 2 — Fair Value Measurements
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
Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level 1 — Quoted prices are available in active markets for identical assets and/or liabilities as of the reporting date. The type of assets and/or liabilities categorized as Level 1 includes listed equities and listed derivatives. The Company does not adjust the quoted price for these assets and/or liabilities, even in situations where they hold a large position and a sale could reasonably impact the quoted price.

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

The following methods and assumptions were used by the Company in estimating fair values for other financial instruments:

•
Cash and cash equivalents, restricted cash, accounts receivable, amounts due to/from affiliates, accounts payable and accrued expenses approximate fair values because of the short maturity or the liquid nature of these instruments.

•	Available for sale securities fair value estimates are based on quoted prices with an active trading market (Level 1).

•
Term Loan fair value estimates are based upon estimates by various banks determined by trading levels on the date of measurement using a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy. The fair value of the Company's borrowings under its lease fleet financing facility was $316.9 million and $194.8 million as of March 31, 2014 and December 31, 2013, respectively.

Note 3 — Short-term Investments — Available for Sale Securities
During the first quarter of 2013, Longtrain sold approximately 0.8 million shares of The Greenbrier Companies, Inc. common stock that had been purchased in the open market for approximately $12.7 million, resulting in a realized gain of $2.0 million that was recorded in other income on the condensed consolidated statements of operations. See Note 15 for the amount of unrealized gain on the shares during the three months ended March 31, 2013.
Note 4 — Accounts Receivable, net
Accounts receivable, net, consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Accounts receivable, gross	$62,882	$22,048
Less allowance for doubtful accounts	(140)	(109)
Total accounts receivable, net	$62,742	$21,939
Note 5 — Inventories
Inventories consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$66,283	$63,319
Work-in-process	25,784	19,975
Finished products	16,502	9,205
Total inventories	108,569	92,499
Less reserves	(2,557)	(2,314)
Total inventories, net	$106,012	$90,185

Note 6 — Property, Plant, Equipment and Railcars on Operating Leases, net
The following table summarizes the components of property, plant, equipment and railcars on operating leases, net:

	March 31, 2014	December 31, 2013
	(in thousands)
Operations / Corporate:
Buildings	$155,611	$155,937
Machinery and equipment	186,430	186,844
Land	3,335	3,335
Construction in process	17,073	14,487
	362,449	360,603
Less accumulated depreciation	(204,180)	(201,228)
Property, plant and equipment, net	$158,269	$159,375
Railcar Leasing:
Railcars on operating leases	$432,008	$388,060
Less accumulated depreciation	(18,840)	(15,509)
Railcars on operating leases, net	$413,168	$372,551
Lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.
As of March 31, 2014, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 9 months of 2014	$38,219
2015	50,545
2016	48,779
2017	34,920
2018	23,559
2019 and thereafter	39,305
Total	$235,327
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Total depreciation expense	$7,683	$6,535
Depreciation expense on leased railcars	$3,331	$2,055

Note 7 — Goodwill
On March 31, 2006, the Company acquired all of the common stock of Custom Steel; a subsidiary of Steel Technologies, Inc. Custom Steel produced value-added fabricated parts that primarily support the Company’s railcar manufacturing operations. The acquisition resulted in goodwill of $7.2 million. The results attributable to Custom Steel are included in the manufacturing segment.
Goodwill is not amortized, but is subject to an annual review unless conditions arise that require a more frequent evaluation. The review for impairment is either a qualitative assessment or a two-step process. If the Company chooses to perform a qualitative assessment and determines that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. For the two-step process, the first step is to compare the estimated fair value of the operating unit with the recorded net book value (including the goodwill). If the estimated fair value of the operating unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the operating unit is below the recorded net book value, then a second step must be performed to determine if impairment of the goodwill is required. In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of the operating unit over the fair value assigned to the operating unit’s assets and liabilities. If the implied fair value of goodwill is less than the book value of the goodwill, the difference is recognized as an impairment loss.
There were no triggering events since the March 1, 2013 goodwill impairment test. The Company performed the two-step process as of March 1, 2014 utilizing the market and income approaches and significant assumptions discussed below. Upon completion of step one, the Company determined that the estimated fair value was higher than the recorded net book value and therefore no further testing was deemed necessary and no impairment of goodwill was recorded.
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
Significant estimates and assumptions used in the evaluation were forecasted revenues and profits, the weighted average cost of capital and tax rates. Forecasted revenues of the reporting unit were estimated based on historical trends of the ARI plants that the reporting unit supplies parts to, which are driven by the railcar market forecast. Forecasted margins were based on historical experience. The reporting unit does not have a selling, administrative or executive staff; therefore, an estimate of salaries and benefits for key employees was added to represent selling, general and administrative expenses. The weighted average cost of capital was calculated using an estimated cost of equity and debt.
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

Note 8 — Investments in and Loans to Joint Ventures
As of March 31, 2014, the Company was party to two joint ventures: Ohio Castings LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
The Company also previously held, through its wholly-owned direct and indirect subsidiaries, ARM I and ARM II, a 50.0% ownership interest in Amtek Railcar Industries Private Limited (Amtek Railcar), a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture. The Company, sold its subsidiaries, ARM I and ARM II, thereby selling all of its ownership interest in Amtek Railcar to a third party pursuant to a purchase agreement entered into on December 27, 2013. As a result of the sale the Company no longer participates in Amtek Railcar. Amtek Railcar incurred a net loss of $0.6 million for the period ended March 31, 2013.
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

	March 31, 2014	December 31, 2013
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,188	$7,378
Axis	22,496	24,052
Total investments in and loans to joint ventures	$29,684	$31,430
See Note 16 for information regarding financial transactions with ARI's joint ventures.
Ohio Castings
Ohio Castings produces railcar parts that are sold to one of the joint venture partners. This joint venture partner then sells these railcar parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at Ohio Castings' cost plus a licensing fee. The Company has been involved with this joint venture since 2003.
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Results of operations
Revenues	$14,009	$14,488
Gross profit	$147	$390
Net loss	$(569)	$(233)

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
The balance outstanding on these loans, including interest, due to ARI Component, was $31.8 million as of March 31, 2014 and $32.9 million as of December 31, 2013.
The Company accounts for its investment in Axis using the equity method. The Company has determined that, although the joint venture is a VIE, this method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that the Company and its wholly-owned subsidiary do not have the rights to the majority of votes or the rights to the majority of returns or losses, the executive committee and board of directors of the joint venture are comprised of one representative from each significant partner with equal voting rights and the risk of loss to the Company and subsidiary is limited to its investment in Axis and the loans due to the Company under the Axis Credit Agreement. The Company also considered the factors that most significantly impact Axis’ economic performance and determined that ARI does not have the power to individually direct the majority of those activities.
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Results of operations
Revenues	$14,851	$10,942
Gross profit	$312	$157
Income (loss) before interest	$72	$(75)
Net loss	$(1,191)	$(1,443)
As of March 31, 2014, the investment in Axis was comprised entirely of ARI’s term loan and revolver. The Company has evaluated this loan to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.
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

The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and is detailed as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Liability, beginning of period	$1,385	$1,374
Provision for warranties issued during the year, net of adjustments	289	310
Adjustments to warranties issued during previous years	(37)	(353)
Warranty claims	(139)	(111)
Liability, end of period	$1,498	$1,220
Note 10 — Long-term Debt
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
During the first half of 2013, ARI made two additional draws amounting to $99.8 million in aggregate under the Term Loan, fully utilizing the capacity of the Term Loan. The additional draws during 2013 resulted in proceeds received of $99.4 million, net of fees and expenses. As of December 31, 2013, the outstanding principal balance on the Term Loan, including the current portion, was $194.8 million. The Original Term Loan, which had a maturity date of February 27, 2018, bore interest at one-month LIBOR plus 2.5%, for a rate of 2.7% as of December 31, 2013.
2014 Lease Fleet Refinancing
On January 15, 2014 (Closing Date), Longtrain Leasing refinanced its Original Term Loan under an amended and restated credit agreement (Amended and Restated Credit Agreement) to, among other things, increase the aggregate borrowings available thereunder. In connection with the refinancing, Longtrain Leasing entered into a new senior secured term loan facility in an aggregate principal amount of $316.2 million, net of fees and expenses (Refinanced Term Loan). Of this amount, $194.2 million was used to refinance the Original Term Loan, resulting in net proceeds of $122.0 million. In conjunction with the refinancing, the Company incurred a $1.9 million loss, which is shown as loss on debt extinguishment on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the Original Term Loan.
The terms of the Amended and Restated Credit Agreement also provide Longtrain Leasing with the right, but not the obligation, to increase the amount of the Refinanced Term Loan in an aggregate additional amount not to exceed $100.0 million subject to the conditions set forth in the Amended and Restated Credit Agreement. The Refinanced Term Loan accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0%, for a rate of 2.2% as of March 31, 2014, subject to an alternative rate as set forth in the Amended and Restated Credit Agreement. The interest rate increases by 2.0% following certain events of default.
Pursuant to the terms of the Original Term Loan and the Amended and Restated Credit Agreement, the Company has been required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of March 31, 2014 and December 31, 2013, the interest reserve amount was $4.0 million and $3.9 million, respectively, and included within 'Restricted cash' on the balance sheet. The Refinanced Term Loan may be prepaid at Longtrain Leasing’s option at any time without premium or penalty (other than customary LIBOR breakage fees) prior to the final scheduled maturity of the Refinanced Term Loan, which is January 15, 2020.
Longtrain Leasing is required to maintain a loan to value ratio of at least 80% of the Net Aggregate Equipment Value, as defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to ARI and/or Longtrain Leasing, which are customarily applicable to senior secured facilities. Key covenants include limitations on Longtrain Leasing’s indebtedness, liens, investments, acquisitions, asset sales, redemption payments, and affiliate and extraordinary transactions; full cash sweep;

covenants relating to the maintenance of Longtrain Leasing as a separate legal entity; financial and other reporting and periodic appraisals; maintenance of railcars, leases, and other assets; and Longtrain Leasing’s compliance with a Debt Service Coverage Ratio (as defined in the Amended and Restated Credit Agreement) of 1.05 to 1.00, measured quarterly on a nine-month trailing basis, and subject to up to a 75 - 135 day cure period.
The Amended and Restated Credit Agreement also obligates Longtrain Leasing and ARI to maintain ARI’s separateness and to ensure that the collections from the railcar leases along with the railcars that secure the Refinanced Term Loan are managed in accordance with the Amended and Restated Credit Agreement. Additionally, ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain Leasing in good faith and without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease Longtrain Leasing’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the Amended and Restated Credit Agreement) when they are not Eligible Units, subject to limitations on liability set forth in the Amended and Restated Credit Agreement. The Company was in compliance with all of its covenants under the Amended and Restated Credit Agreement as of March 31, 2014.
The Refinanced Term Loan is secured by a first lien on substantially all assets of Longtrain Leasing, consisting of railcars, railcar leases, receivables and related assets, subject to borrowing base calculations and limited exceptions. As of March 31, 2014, the net book value of the railcars that were pledged as part of the Refinanced Term Loan was $312.0 million. As of December 31, 2013, the net book value of the railcars that were pledged as part of the Original Term Loan was $216.7 million. The future contractual minimum rental revenues related to the railcars pledged as of March 31, 2014 are as follows (in thousands):

Remaining 9 months of 2014	$27,178
2015	35,895
2016	35,107
2017	26,458
2018	17,009
2019 and thereafter	31,703
Total	$173,350
The remaining principal payments under the Amended and Restated Credit Agreement as of March 31, 2014 are as follows:

Remaining 9 months of 2014	$7,959
2015	10,612
2016	10,612
2017	10,612
2018	13,703
2019 and thereafter	263,415
Total	$316,913
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

Note 11 — Income Taxes
The Company’s federal income tax returns for tax years 2009 and beyond remain subject to examination, with the latest statute expiring in September 2017.
Certain of the Company's 2008 and 2009 state income tax returns and all of the Company's state income tax returns for 2010 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2019. The Company’s foreign subsidiary’s income tax returns for 2009 and beyond remain open to examination by foreign tax authorities.
The Company is continuing to evaluate the impact of the recent regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition. Presently, the Company does not anticipate a material impact to its financial statements.
Note 12 — Employee Benefit Plans
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
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Service cost	$57	$49
Interest cost	243	221
Expected return on plan assets	(313)	(279)
Amortization of net actuarial loss/prior service cost	69	194
Net periodic cost recognized	$56	$185

	Postretirement Benefits
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Service cost	$—	$—
Interest cost	1	1
Amortization of net actuarial gain/prior service credit	(14)	(117)
Net periodic benefit recognized	$(13)	$(116)
The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.2 million for each of the three months ended March 31, 2014 and 2013.
Note 13 — Commitments and Contingencies
The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, and other laws and regulations relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time such actions were taken. In addition, these laws may require significant expenditures to achieve compliance and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law.
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
ARI is a party to collective bargaining agreements with labor unions at two repair facilities that will expire in January 2016 and September 2016. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that will expire in April 2017.
The Company has various agreements with and commitments to related parties. See Note 16 for further detail.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.
Note 14 — Share-Based Compensation
The Company accounts for share-based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan) based on the fair values calculated using the Monte Carlo and Black-Scholes-Merton (Black-Scholes) option-pricing formulas.
Stock appreciation rights
All of the Company's stock appreciation rights (SARs) (i) are approved by the compensation committee of the Company’s board of directors pursuant to the 2005 Plan, (ii) have exercise prices that represent the closing price of the Company’s common stock on the date of grant, (iii) have a seven year term, and (iv) settle in cash.
Share-based compensation is expensed using a graded vesting method over the vesting period of the instrument. The fair value of the liability associated with share-based compensation as of March 31, 2014 is based on the components used to calculate the Black-Scholes value, including the Company’s closing market price, as of that date and is considered a Level 2 input. For the definition and discussion of a Level 2 input for fair value measurement, refer to Note 2.
The following table presents the amounts incurred by ARI for share-based compensation and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Share-based compensation expense
Cost of revenues: Manufacturing	$856	$1,032
Cost of revenues: Railcar services	278	285
Selling, general and administrative	2,872	4,691
Total share-based compensation expense	$4,006	$6,008

As of March 31, 2014, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $4.1 million and were expected to be recognized over a weighted average period of 30 months.
Note 15 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance December 31, 2012	$1,213	$1,562	$(3,162)	$(387)
Currency translation	—	(248)	—	(248)
Unrealized gain on available for sale securities, net of tax effect $51	93	—	—	93
Reclassifications related to pension and postretirement plans, net of tax effect of $30 (1)	—	—	47	47
Reclassifications related to available for sale securities, net of tax effect of $702 (2)	$(1,306)	$—	—	$(1,306)
Balance March 31, 2013	$—	$1,314	$(3,115)	$(1,801)

Balance December 31, 2013	$—	$760	(2,254)	$(1,494)
Currency translation	—	(459)	—	(459)
Reclassifications related to pension and postretirement plans, net of tax effect of $21 (1)	—	—	34	34
Balance March 31, 2014	$—	$301	(2,220)	$(1,919)

(1)—
These accumulated other comprehensive income components relate to amortization of actuarial loss/(gain) and prior period service costs/(benefits) and are included in the computation of net periodic costs for our pension and postretirement plans. See Note 12 for further details and pre-tax amounts.

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
Manufacturing services agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. For the three months ended March 31, 2014 and 2013, ARI purchased $0.2 million and less than $0.1 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.

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
In consideration of the services and license provided by ARI to ACF in conjunction with the agreement, ACF pays ARI a royalty and, if any, a share of the net profits (Profits) earned on each railcar manufactured and sold by ACF under the agreement, in an aggregate amount equal to 30 percent of such Profits, as calculated under the agreement. Profits are net of certain of ACF’s start-up and shutdown expenses and certain maintenance capital expenditures. If no Profits are realized on a railcar manufactured and sold by ACF pursuant to the agreement, ARI will still be entitled to the royalty for such railcar and will not share in any losses incurred by ACF in connection therewith. In addition, any railcar components supplied by ARI to ACF for the manufacture of these railcars shall be provided at fair market value.
Under the agreement, ACF had the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through December 31, 2014. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
Revenues of $5.7 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
Agreements with ARL and AEP
The Company has or had the following agreements with ARL and/or its wholly owned subsidiary, AEP Leasing LLC (AEP, and together with ARL, the ARL Entities). The ARL Entities are companies controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder:
Railcar services agreement
In April 2011, the Company entered into a railcar agreement with ARL (the Railcar Services Agreement). Under the Railcar Services Agreement, ARI provides ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices. The Railcar Services Agreement had an initial term of three years and automatically renews for additional one year periods unless either party provides at least sixty days prior written notice of termination.
Revenues of $4.0 million and $4.6 million for the first three months of 2014 and 2013, respectively, were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.
Railcar management agreements
On February 29, 2012, the Company entered into a Railcar Management Agreement with ARL, pursuant to which the Company engaged ARL to sell or lease ARI’s railcars in certain markets, subject to the terms and conditions of the agreement. The agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties. In December 2012, Longtrain Leasing entered into a similar agreement with ARL. In January 2014, Longtrain Leasing and ARL amended this agreement to, among other things, extend the termination date to January 15, 2020 (collectively the Railcar Management Agreements).
The Railcar Management Agreements also provide that ARL will manage the Company’s and Longtrain Leasing's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of each agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreements were unanimously approved by the independent directors of the Company's audit committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.
Total lease origination and management fees incurred under the Railcar Management Agreements were $0.8 million and $0.5 million for the first three months of 2014 and 2013, respectively. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.1 million were incurred for each of the three months ended March 31, 2014 and 2013. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Railcar orders
The Company has from time to time manufactured and sold railcars to the ARL Entities under long-term agreements as well as on a purchase order basis. Revenues from railcars sold to the ARL Entities were $35.6 million and $62.8 million for the three months ended March 31, 2014 and 2013, respectively, and are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.
Agreements with other related parties
The Company’s Axis joint venture entered into a credit agreement in December 2007. During 2009, the Company and the other initial partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $31.8 million and $32.9 million as of March 31, 2014 and December 31, 2013, respectively. See Note 8 for further information regarding this transaction and the terms of the underlying loans.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, chairman of the Company’s board of directors and, through IELP, the Company’s principal beneficial stockholder. Under the agreement, which extends through November 2015, ARI sells and MWR purchases scrap metal from several ARI plant locations. MWR collected scrap material totaling $2.2 million and $1.7 million for the first three months of 2014 and 2013, respectively. This agreement was entered into at arm’s-length and was approved by the independent directors of the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those that could have been obtained from an independent third party.
Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of, Insight Portfolio Group. During both the three months ended March 31, 2014 and 2013, the Company incurred less than $0.1 million in fees as a member of the Insight Portfolio Group. These charges were included in selling, general and administrative costs on the condensed consolidated statements of operations.
In March 2014, the Company appointed Mr. Yevgeny Fundler as its senior vice president, general counsel, and secretary. In March 2014, Mr. Fundler also assumed the role of general counsel with ARL. In addition, since March 2010, he has consulted for Insight Portfolio Group as its general counsel. The independent directors of the Company’s audit committee considered Mr. Fundler’s provision of services to ARL and Insight Portfolio Group in connection with their review and approval of Mr. Fundler’s employment by the Company.
Financial information for transactions with related parties
Cost of revenues for manufacturing included $27.0 million and $18.4 million for the first three months of 2014 and 2013, respectively, for railcar components purchased from joint ventures.
Inventory as of March 31, 2014 and December 31, 2013, included $5.1 million and $6.2 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.

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
Railcar Services
Railcar services consist of railcar repair services, engineering and field services, and fleet management services. More specifically, such services include maintenance and shop planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes, and online service access. Earnings from operations for railcar services include an allocation of selling, general and administrative costs.

Segment Financial Results
The information in the following table is derived from the segments’ internal financial reports used by the Company’s management for purposes of assessing segment performance and for making decisions about allocation of resources.

	Revenues			Earnings (Loss) from Operations
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
Three Months Ended March 31, 2014
Manufacturing	$153,963	$64,029	$217,992	$33,655	$19,730	$53,385
Railcar Leasing	11,746	—	11,746	6,230	31	6,261
Railcar Services	16,406	132	16,538	2,181	38	2,219
Corporate/Eliminations	—	(64,161)	(64,161)	(5,559)	(19,799)	(25,358)
Total Consolidated	$182,115	$—	$182,115	$36,507	$—	$36,507
Three Months Ended March 31, 2013
Manufacturing	$172,975	$55,408	$228,383	$33,979	$9,782	$43,761
Railcar Leasing	6,543	—	6,543	2,163	4	2,167
Railcar Services	15,592	49	15,641	2,305	43	2,348
Corporate/Eliminations	—	(55,457)	(55,457)	(7,218)	(9,829)	(17,047)
Total Consolidated	$195,110	$—	$195,110	$31,229	$—	$31,229

Total Assets	March 31, 2014	December 31, 2013
	(in thousands)
Manufacturing	$347,530	$298,951
Railcar Leasing	541,311	478,000
Railcar Services	56,636	52,150
Corporate/Eliminations	29,297	(3,492)
Total Consolidated	$974,774	$825,609
Sales to Related Parties
As discussed in Note 16, ARI has numerous arrangements with related parties. As a result, from time to time, ARI offers its products and services to affiliates at terms and pricing no less favorable to ARI than the terms and pricing provided to unaffiliated third parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenues.

	Three Months Ended March 31,
	2014	2013
Manufacturing	22.6%	32.3%
Railcar Leasing	—%	—%
Railcar Services	2.2%	2.4%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10.0% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Manufacturing revenues from significant customers	41.4%	73.7%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Manufacturing receivables from significant customers	20.6%	35.1%
Note 18 — Consulting Contracts
During the second quarter of 2011, the Company entered into a consulting agreement with the Indian Railways Research Designs and Standards Organization (RDSO) to design and develop certain railcars for service in India for a total contract price of $9.6 million. The consulting agreement is expected to continue through 2016.
For the three months ended March 31, 2014 and 2013, revenues of $0.1 million and $0.7 million, respectively, were recorded under this consulting agreement. Billed and unbilled revenues due from the RDSO agreement were $1.7 million and $2.0 million, respectively, as of March 31, 2014 compared to billed and unbilled revenues amounting to $1.7 million and $1.9 million, respectively, as of December 31, 2013. As of each balance sheet date presented, approximately $1.5 million and $1.0 million of the unbilled revenue for March 31, 2014 and December 31, 2013, respectively, has been recorded in prepaid expenses and other current assets with the remaining $0.5 million and $0.9 million, respectively, being recorded in other assets on the condensed consolidated balance sheets.
Note 19 — Subsequent Events
On April 29, 2014, the Board of Directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of June 17, 2014 that will be paid on July 1, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our industry, anticipated customer demand for our products, trends relating to our shipments, leasing, railcar services and revenues, our strategic objectives and long-term strategies, trends related to shipments for direct sale versus lease, our results of operations, financial condition and the sufficiency of our capital resources, statements regarding our capital expenditure plans and expansion of our business, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our backlog, our plan regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (Annual Report), as well as the risks and uncertainties discussed elsewhere in this report and the Annual Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.
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
The North American railcar market has been, and we expect it to continue to be, highly cyclical. Increased North American crude oil production has contributed to the strong industry-wide demand for tank railcars, resulting in record industry levels for tank railcar shipments and backlog. Additionally, we believe inquiry activity for hopper railcars is growing, specifically for railcars servicing the sand and plastic pellet markets. Consistent with industry expectations, we believe demand for hopper railcars is strengthening for deliveries from 2015 through 2017. However, we cannot assure you that tank railcar demand will continue at strong levels, that demand for hopper railcars, or any other railcar types, will improve, or that our railcar orders and shipments will track industry-wide trends.
In the first quarter of 2014, we experienced another strong quarter of earnings driven by the continued strength of tank railcar shipments and pricing. We continue to be selective about the railcar orders that we accept. We also continue to focus on the growth of our lease fleet due to high demand and favorable lease rates. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results can vary depending on the mix of lease versus direct sale railcars that we ship during a given period. During the first quarter of 2014, we had a high mix of tank railcars added to our lease fleet at favorable lease rates.
During the first quarter of 2014, we shipped approximately 1,610 railcars, which is down from 1,900 during the same period in 2013. The decrease in volumes was driven by a decline in hopper railcar shipments, partially offset by a slight increase in tank railcar shipments. Our earnings continue to benefit from a favorable railcar production mix of more tank railcars, strong general market conditions for tank railcars and our growing fleet of leased railcars. On a consolidated basis, the gross profit margin generated by our manufacturing segment increased to 23.1% in the first quarter of 2014 compared to 20.7% in the same period of 2013.
As of March 31, 2014, we have a backlog of approximately 8,600 railcars including approximately 2,840 railcars for lease customers. In response to changes in customer demand, we continue to adjust production rates as needed at our railcar manufacturing facilities.

RESULTS OF OPERATIONS
Three months ended March 31, 2014 compared to three months ended March 31, 2013
Consolidated Results

	Three Months Ended
	March 31,		$	%
	2014	2013	Change	Change
	(in thousands)
Revenues:
Manufacturing	$153,963	$172,975	$(19,012)	(11.0)
Railcar leasing	11,746	6,543	5,203	79.5
Railcar services	16,406	15,592	814	5.2
Total revenues	$182,115	$195,110	$(12,995)	(6.7)
Cost of revenues:
Manufacturing	$(118,365)	$(137,123)	$(18,758)	(13.7)
Railcar leasing	(4,491)	(2,904)	$1,587	54.6
Railcar services	(13,365)	(12,589)	$776	6.2
Total cost of revenues	$(136,221)	$(152,616)	$(16,395)	(10.7)
Selling, general and administrative	(9,387)	(11,265)	(1,878)	(16.7)
Earnings from operations	$36,507	$31,229	$5,278	16.9
Revenues
Our total consolidated revenues for the three months ended March 31, 2014 decreased by 6.7% compared to the same period in 2013. This decrease was due to decreased revenues in our manufacturing segment, partially offset by higher railcar leasing and railcar services revenues. During the three months ended March 31, 2014, we shipped approximately 1,130 direct sale railcars, which excludes approximately 480 railcars built for our lease fleet, compared to approximately 1,370 direct sale railcars for the same period of 2013, which excludes approximately 530 railcars built for our lease fleet.
Manufacturing revenues decreased by 11.0% during the three month period ended March 31, 2014 compared to the same period in 2013. The change during the quarter was primarily due to a decrease of 12.3% resulting from lower volumes of direct sale tank railcar shipments relative to tank railcars shipped for our lease fleet and the timing of certain hopper railcar shipments. This decrease was partially offset by strong market conditions for tank railcars and an increase of 1.3% due to higher revenue from certain material cost changes that we generally pass through to customers, as discussed below. Estimated revenues related to railcars built for our lease fleet are excluded from consolidated results, as discussed below.
Leasing revenues increased by 79.5% during the three months ended March 31, 2014 compared to the same period in 2013 due to an increase in the number of railcars in our lease fleet and higher average lease rates. The lease fleet grew from 3,120 railcars at March 31, 2013 to 4,930 railcars at March 31, 2014.

Railcar services increased by 5.2% during the three months ended March 31, 2014 compared to the same period in 2013. The increase in railcar services revenue for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to higher demand for paint and lining work at our repair facilities.
Cost of revenues
Our total consolidated cost of revenues decreased by 10.7% for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily due to a decrease in our manufacturing segment, partially offset by increases in the railcar leasing and railcar services segments. Cost of revenues decreased for our manufacturing segment by 13.7% for the three months ended March 31, 2014 compared to the same period in 2013. This change during the quarter was primarily a result of a 17.0% decrease driven by fewer direct sale tank railcar shipments, as discussed above. This decrease was partially offset by an increase of 1.7% due to a shift in production to a higher mix of tank railcars with more material and labor content and an increase of 1.6% resulting from higher material costs for key components and steel. The increase in costs for key components and steel is also reflected as an increase in selling prices as our sales contracts generally include provisions to adjust prices for increases and decreases in the cost of most raw materials and components on a dollar for dollar basis.

Cost of revenues for our leasing segment increased by 54.6% for the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of an increase in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment increased by 6.2% for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to costs associated with the increased paint and lining work at our repair facilities, discussed above, as well as inefficiencies caused by poor weather conditions.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative costs decreased by 16.7% for the three months ended March 31, 2014 compared to the same period in 2013. This decrease is primarily attributable to decreases in our share-based compensation expense. While the Company's share-based compensation expense fluctuates with the stock price, past exercises of stock appreciation rights (SARs) have resulted in fewer SARs outstanding, which has reduced the impact that changes in the stock price have on the Company's financial results.
Interest expense
Our total consolidated interest expense decreased by 44.3% for the three months ended March 31, 2014 compared to the same period in 2013. This decrease was a result of a lower interest rate secured on our lease fleet financing and the voluntary early redemption of our 7.5% senior unsecured notes (Notes), discussed further in the liquidity and capital resources section below. This decrease was partially offset by an increase due to a higher average debt balance as a result of increased borrowings under our lease fleet financing during the first quarter of 2014, as discussed above. Our average debt balance in the first quarter of 2014 was $297.5 million with a weighted average interest rate of 2.2% compared to an average debt balance of $233.3 million with a weighted average interest rate of 5.1% during the same period in 2013.
Loss on debt extinguishment
During the three months ended March 31, 2014, we refinanced our lease fleet financing facility, paying off $194.2 million of outstanding debt under our original 2012 lease fleet financing facility with borrowings under a new facility. This refinancing resulted in a $1.9 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the original lease fleet financing facility. During the same period in 2013, we redeemed $175.0 million of the aggregate principal amount of our Notes, resulting in a $0.4 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the Notes.
Other income
Other income of $2.0 million was recognized in the first three months of 2013 primarily due to realized gains on the sale of short-term investments. Subsequent to this sale, the Company has not made any other short-term investments, and other income for the same period in 2014 was less than $0.1 million.
Loss from Joint Ventures
The breakdown of our loss from joint ventures during the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	(in thousands)
	2014	2013	Change
Ohio Castings	$(190)	$(78)	$(112)
Axis	(411)	(612)	201
Amtek Railcar - India	—	(283)	283
Total Loss from Joint Ventures	$(601)	$(973)	$372
Our joint venture loss was $0.6 million for the three months ended March 31, 2014 compared to $1.0 million for the same period in 2013. The decrease in the loss was primarily due to the sale, in December 2013, of our interest in our India joint venture, Amtek Railcar Industries Private Limited, which had generated a loss of $0.3 million during the three months ended March 31, 2013. Additionally, our share of the losses from our Axis, LLC (Axis) joint venture decreased by $0.2 million, compared to the same period in 2013, as a result of increased external sales and production levels due to strong tank railcar demand and increased efficiencies. These decreases were partially offset by the $0.1 million increase in our share of the losses of Ohio Castings LLC for 2014 compared to 2013 due primarily to production levels decreasing on weak demand for railcar types other than tank railcars.
Income Tax Expense
Our income tax expense was $12.2 million, or 37.0% of our earnings before income taxes for the three months ended March 31, 2014, compared to $11.6 million, or 39.3% of our earnings before income taxes for the same period in 2013. The decrease in our effective tax rate was primarily due to the domestic production activities deduction, which may cause our effective tax rate to fluctuate during the remainder of 2014.
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

	Three Months Ended March 31,
	2014			2013
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$153,963	$64,029	$217,992	$172,975	$55,408	$228,383	$(10,391)
Railcar Leasing	11,746	—	11,746	6,543	—	6,543	5,203
Railcar Services	16,406	132	16,538	15,592	49	15,641	897
Eliminations	—	(64,161)	(64,161)	—	(55,457)	(55,457)	(8,704)
Total Consolidated	$182,115	$—	$182,115	$195,110	$—	$195,110	$(12,995)
Earnings (Loss) from Operations
Manufacturing	$33,655	$19,730	$53,385	$33,979	$9,782	$43,761	$9,624
Railcar Leasing	6,230	31	6,261	2,163	4	2,167	4,094
Railcar Services	2,181	38	2,219	2,305	43	2,348	(129)
Corporate/Eliminations	(5,559)	(19,799)	(25,358)	(7,218)	(9,829)	(17,047)	(8,311)
Total Consolidated	$36,507	$—	$36,507	$31,229	$—	$31,229	$5,278

	Three Months Ended March 31,
	2014	2013
Operating Margins
Manufacturing	24.5%	19.2%
Railcar Leasing	53.3%	33.1%
Railcar Services	13.4%	15.0%
Total Consolidated	20.0%	16.0%
Manufacturing
Our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, decreased by $10.4 million for the three months ended March 31, 2014 compared to the same period in 2013. During the first quarter of 2014, we shipped approximately 1,610 railcars, including approximately 480 railcars built for our lease fleet, compared to approximately 1,900 railcars for the same period of 2013, including approximately 530 railcars built for our lease fleet. The primary reason for the decrease in revenues was lower hopper railcar shipments, partially offset by a higher mix of tank railcars shipped, which generally sell at higher prices due to more material and labor content, and strong general market conditions for tank railcars.

Manufacturing segment revenues for the three months ended March 31, 2014 included estimated revenues of $64.0 million, relating to railcars built for our lease fleet, compared to $55.4 million for the same period in 2013. Revenues related to railcars built for our lease fleet increased due to a higher quantity of tank railcars shipped for lease, partially offset by a lower quantity of hopper railcars shipped for lease. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 30% and 28%, respectively, of our railcar shipments during the three months ended March 31, 2014 and 2013.
We manufacture and sell railcars to American Railcar Leasing LLC (ARL) and its wholly-owned subsidiary, AEP Leasing LLC (AEP, and together with ARL, the ARL Entities) under long-term agreements as well as on a purchase order basis. Manufacturing segment revenues for the three months ended March 31, 2014 included direct sales of railcars to the ARL Entities totaling $35.6 million compared to $62.8 million of direct sales to the ARL Entities for the same period in 2013. In addition, we recorded $5.7 million of sales revenue from ACF Industries LLC (ACF) for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF during the three months ended March 31, 2014 compared to $0.2 million for the same period in 2013. Total manufacturing segment revenues from our affiliates represent 22.6% of our total consolidated revenues for the three months ended March 31, 2014 compared to 32.3% for the same periods in 2013. AEP, ARL and ACF are affiliated with Mr. Carl Icahn, the chairman of our board of directors and, through IELP, our principal beneficial stockholder.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our leasing segment, increased by $9.6 million for the three months ended March 31, 2014 compared to the same period in 2013. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $19.7 million for the three months ended March 31, 2014 compared to $9.8 million for the same period in 2013. The estimated profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from our manufacturing segment increased to 24.5% for the three months ended March 31, 2014 compared to 19.2% for the same period in 2013. These increases were due primarily to improved sales mix, as discussed above, and operating leverage and efficiencies in connection with consistent high levels of tank railcar production volumes.
Railcar Leasing
Our railcar leasing segment revenues for the three months ended March 31, 2014 increased by $5.2 million compared to the same period in 2013. The increase in revenues was driven by an increase in railcars on lease with third parties and an increase in the average lease rate, as discussed above.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $4.1 million for the three months ended March 31, 2014 compared to the same period in 2013. This increase is primarily due to the growth in the number of railcars in our lease fleet and higher average lease rates.
Railcar Services
Our railcar services segment revenues increased by $0.9 million for the three months ended March 31, 2014, compared to the same period in 2013. The increases were primarily due to increased demand for painting and lining work at our repair facilities.
For the three months ended March 31, 2014, our railcar services segment revenues included transactions with ARL totaling $4.0 million, or 2.2% of our total consolidated revenues compared to $4.6 million, or 2.4% of our total consolidated revenues, for the same period in 2013.
Earnings from operations and operating margins for our railcar services segment, which include an allocation of selling, general and administrative costs, were relatively flat for the three month period ended March 31, 2014 and 2013.
BACKLOG
We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of March 31, 2014, our total backlog was approximately 8,600 railcars, of which approximately 5,760 railcars with an estimated market value of $626.0 million were orders for direct sale and approximately 2,840 railcars with an estimated market value of $351.8 million were orders for railcars that will be subject to lease. As of March 31, 2014, approximately 73% of the railcars in our backlog are expected to be delivered during 2014, of which 41% are for direct sale and 32% are for lease. The remaining 27% of the railcars in our backlog are scheduled to be delivered in 2015 and beyond. As of December 31, 2013, our total backlog was approximately 8,560 railcars, of which approximately 6,230 railcars with an estimated market value of $713.4 million were orders for direct sale and approximately 2,330 railcars with an estimated market value of $326.7 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of March 31, 2014, approximately 67% of the total number of railcars in our backlog were railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliates, the ARL Entities, accounted for 18% of the total number of railcars in our backlog as of March 31, 2014.
Railcars for Lease. As of March 31, 2014, approximately 33% of the total number of railcars in our backlog were railcars for lease, subject to firm orders. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2014, we had working capital of $245.3 million, including $154.5 million of cash and cash equivalents. As of March 31, 2014, we had $316.9 million of debt outstanding under our lease fleet financing senior secured term loan facility.
Outstanding and Available Debt
Lease fleet financing
In January 2014, our wholly owned subsidiary, Longtrain Leasing I, LLC (Longtrain Leasing), refinanced its original 2012 lease fleet financing facility under an amended and restated credit agreement (Amended and Restated Credit Agreement) in order to, among other things, increase the borrowings available thereunder. In connection with the refinancing, Longtrain Leasing received borrowings of $316.2 million, net of fees and expenses. Of this amount, $194.2 million was used to refinance the original 2012 lease fleet financing facility, resulting in net proceeds to the Company of $122.0 million. The terms of the Amended and Restated Credit Agreement also provide Longtrain Leasing with the right, but not the obligation, to increase the amount of the senior secured term loan facility in an aggregate additional amount not to exceed $100.0 million subject to the conditions set forth in the Amended and Restated Credit Agreement.
The 2014 lease fleet financing facility accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0% and matures in January 2020. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date. Pursuant to the terms of the original 2012 credit agreement and the Amended and Restated Credit Agreement, Longtrain Leasing has been required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of March 31, 2014 and December 31, 2013, the interest reserve amount was $4.0 million and $3.9 million, respectively.
This debt is an obligation of Longtrain Leasing that is generally non-recourse to ARI and is secured by a first lien on substantially all assets of Longtrain Leasing, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions and any borrowings under the financing are solely the obligations of Longtrain Leasing. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities. ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain Leasing in good faith and without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease Longtrain Leasing’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the Amended and Restated Credit Agreement) when they are not Eligible Units, subject to limitations on liability set forth in the Amended and Restated Credit Agreement.

Senior unsecured notes
In February 2007, we issued our senior unsecured 7.5% notes (the Notes) in an outstanding principal amount of $275.0 million. In September 2012, we completed a voluntary partial early redemption of $100.0 million of the Notes at a rate of 101.875% of the principal amount, plus any accrued and unpaid interest. On March 1, 2013, we completed a voluntary early redemption of the remaining $175.0 million of Notes outstanding at a redemption rate of 100.0% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,409)	$18,576	$(25,985)
Investing activities	(46,407)	(36,697)	(9,710)
Financing activities	111,124	(130,878)	242,002
Effect of exchange rate changes on cash and cash equivalents	(72)	(42)	(30)
(Increase) Decrease in cash and cash equivalents	$57,236	$(149,041)	$206,277

Net Cash (Used In) Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash used in operating activities for the three months ended March 31, 2014 was $7.4 million compared to net cash provided by operating activities of $18.6 million for the same period in 2013. This change was primarily due to changes in various operating assets and liabilities, including accounts receivable and inventories, due to the timing of shipments and customer payments, partially offset by higher earnings during the first three months of 2014 compared to the same period in 2013, as discussed above.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the three months ended March 31, 2014 was $46.4 million compared to $36.7 million in the same period in 2013. The increase was a result of the sale of short term investments during the first quarter of 2013 resulting in proceeds of $12.7 million, partially offset by lower spending on capital projects in 2014 compared to 2013.
Net Cash Provided By (Used In) Financing Activities
Our net cash provided by financing activities for the three months ended March 31, 2014 was $111.1 million compared to net cash used in financing activities of $130.9 million in the same period in 2013. The cash provided by financing activities during the first three months of 2014 was a result of the $122.2 million in net proceeds that the Company received from the 2014 lease fleet refinancing in January, as discussed above. The cash used in financing activities during the first three months of 2013 was a result of the voluntary early redemption of the remaining $175.0 million of principal on our Notes in March 2013, partially offset by a draw of $100.0 million under our original lease fleet financing facility. Additionally, we paid dividends totaling $8.5 million during the three months ended March 31, 2014, compared to $5.3 million in the same period in 2013.
Capital Expenditures
We continuously evaluate facility requirements based on our strategic plans, production requirements and market demand and may elect to change our level of capital investments in the future. These investments are all based on an analysis of the estimated rates of return and impact on our profitability. We continue to pursue opportunities to reduce our costs through continued vertical integration of component parts. From time to time, we may expand our business by acquiring other businesses or pursuing other strategic growth opportunities including, without limitation, joint ventures.
Capital expenditures for the three months ended March 31, 2014 were $43.9 million for manufacturing railcars for lease to others and $3.6 million for capitalized projects that maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2014 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
Future Liquidity
Our current liquidity consists of our existing cash balance, future cash from operations, and any additional borrowings we may be able to draw under our existing lease fleet financing facility. Given our strategic emphasis on growing our lease fleet and the capital required to manufacture railcars for lease for which we currently have firm orders, we expect that our longer term cash needs may require additional financing over and above our current liquidity position after considering any additional borrowings under our refinanced lease fleet financing facility, as discussed above. We expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of our railcar orders and shipments and our production rates. Our future liquidity may also be impacted by the number of new railcar orders leased versus sold.
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
Contractual Obligations and Contingencies
As of March 31, 2014, our outstanding debt under our lease fleet financing increased to $316.9 million from $194.8 million as of December 31, 2013, in connection with the refinancing of the original facility, as discussed above. Refer to the updated status of other contingencies and contractual obligations in Notes 10-13 to the condensed consolidated financial statements. Other than the increase in our borrowings under our lease fleet financing facility, our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
 Off-Balance Sheet Arrangements
Other than operating leases, we have no other off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, for the year ended December 31, 2013.
There have been no material changes to the critical accounting policies or estimates that were included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2013.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes with respect to legal proceedings as previously disclosed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2013.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Form of 2014 Stock Appreciation Rights Agreement #

10.2	Offer Letter, dated February 26, 2014, between the Company and Yevgeny Fundler #

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Interim Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	May 5, 2014	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Interim Chief Executive Officer

		By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Form of 2014 Stock Appreciation Rights Agreement #

10.2	Offer Letter, dated February 26, 2014, between the Company and Yevgeny Fundler #

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Interim Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement