Form 10-Q
period 2014-06-30
American Railcar Industries, Inc.
filed 2014-07-31
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on July 31, 2014 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,055	$97,252
Restricted cash	7,238	3,908
Accounts receivable, net	26,954	21,939
Accounts receivable, due from related parties	21,465	16,402
Inventories, net	92,346	90,185
Deferred tax assets	7,946	9,060
Prepaid expenses and other current assets	6,160	6,500
Total current assets	325,164	245,246
Property, plant and equipment, net	157,957	159,375
Railcars on operating leases, net	452,030	372,551
Deferred debt issuance costs	2,361	2,026
Goodwill	7,169	7,169
Investments in and loans to joint ventures	29,122	31,430
Other assets	4,077	7,812
Total assets	$977,880	$825,609
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,636	$52,772
Accounts payable, due to related parties	1,922	1,410
Accrued expenses and taxes	9,909	20,216
Accrued compensation	13,829	16,071
Current portion of long-term debt	10,612	6,655
Total current liabilities	92,908	97,124
Long-term debt, net of current portion	303,648	188,103
Deferred tax liability	105,168	99,212
Pension and post-retirement liabilities	4,156	4,718
Other liabilities	2,168	2,550
Total liabilities	508,048	391,707
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding as of June 30, 2014 and December 31, 2013	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	231,479	195,574
Accumulated other comprehensive loss	(1,469)	(1,494)
Total stockholders’ equity	469,832	433,902
Total liabilities and stockholders’ equity	$977,880	$825,609
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Manufacturing (including revenues from affiliates of $91,135 and $132,370 for the three and six months ended June 30, 2014, respectively, and $19,904 and $82,982 for the same periods in 2013)	$206,364	$132,242	$360,327	$305,217
Railcar Leasing	13,885	7,527	25,631	14,070
Railcar Services (including revenues from affiliates of $4,699 and $8,662 for the three and six months ended June 30, 2014, respectively, and $4,546 and $9,154 for the same periods in 2013)	17,260	19,635	33,666	35,227
Total revenues	237,509	159,404	419,624	354,514
Cost of revenues:
Manufacturing	(160,033)	(97,709)	(278,398)	(234,832)
Railcar Leasing	(5,382)	(3,301)	(9,873)	(6,205)
Railcar Services	(13,424)	(14,860)	(26,789)	(27,449)
Total cost of revenues	(178,839)	(115,870)	(315,060)	(268,486)
Gross profit	58,670	43,534	104,564	86,028
Selling, general and administrative	(6,820)	(3,665)	(16,207)	(14,930)
Earnings from operations	51,850	39,869	88,357	71,098
Interest income (including income from related parties of $613 and $1,240 for the three and six months ended June 30, 2014, respectively, and $676 and $1,357 for the same periods in 2013)	619	679	1,260	1,370
Interest expense	(1,843)	(1,341)	(3,515)	(4,341)
Loss on debt extinguishment	—	—	(1,896)	(392)
Other income	27	12	32	2,008
Earnings (Loss) from joint ventures	335	(804)	(266)	(1,777)
Earnings before income taxes	50,988	38,415	83,972	67,966
Income tax expense	(18,772)	(14,796)	(30,986)	(26,410)
Net earnings	$32,216	$23,619	$52,986	$41,556
Net earnings per common share—basic and diluted	$1.51	$1.11	$2.48	$1.95
Weighted average common shares outstanding—basic and diluted	21,352	21,352	21,352	21,352
Cash dividends declared per common share	$0.40	$0.25	$0.80	$0.50
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$32,216	$23,619	$52,986	$41,556
Currency translation	417	(410)	(42)	(658)
Postretirement plans	55	47	110	94
Short-term investments	—	—	—	(1,213)
Comprehensive income	$32,688	$23,256	$53,054	$39,779
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net earnings	$52,986	$41,556
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,672	13,395
Amortization of deferred costs	236	313
(Gain) loss on disposal of property, plant, equipment and leased railcars	(3)	47
Loss from joint ventures	266	1,777
Provision for deferred income taxes	7,034	19,297
Adjustment to allowance for doubtful accounts receivable	(16)	(6)
Items related to investing activities:
Realized and unrealized gains on short-term investments - available for sale securities	—	(141)
Items related to financing activities:
Loss on debt extinguishment	1,896	392
Changes in operating assets and liabilities:
Accounts receivable, net	(4,990)	(2,087)
Accounts receivable, due from related parties	(5,105)	(2,065)
Inventories, net	(2,171)	17,034
Prepaid expenses and other current assets	(2,942)	(1,272)
Accounts payable	3,861	(22,200)
Accounts payable, due to related parties	512	(2,307)
Accrued expenses and taxes	(12,543)	(4,761)
Other	2,900	(4,381)
Net cash provided by operating activities	57,593	54,591
Investing activities:
Purchases of property, plant and equipment	(7,482)	(10,927)
Capital expenditures - leased railcars	(86,521)	(80,877)
Proceeds from the sale of property, plant, equipment and leased railcars	243	2
Proceeds from the sale of short-term investments - available for sale securities	—	12,699
Proceeds from repayments of loans by joint ventures	2,000	1,300
Investments in and loans to joint ventures	—	(116)
Net cash used in investing activities	(91,760)	(77,919)
Financing activities:
Repayments of long-term debt	(199,180)	(176,765)
Proceeds from long-term debt	318,682	99,841
Change in interest reserve related to long-term debt	(47)	—
Payment of common stock dividends	(17,082)	(10,676)
Debt issuance costs	(2,425)	(413)
Net cash provided by (used in) financing activities	99,948	(88,013)
Effect of exchange rate changes on cash and cash equivalents	22	(119)
Increase (Decrease) in cash and cash equivalents	65,803	(111,460)
Cash and cash equivalents at beginning of period	97,252	205,045
Cash and cash equivalents at end of period	$163,055	$93,585

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Description of the Business
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
The condensed consolidated financial statements of the Company include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), and Longtrain Leasing I, LLC (Longtrain Leasing). The accounts of American Railcar Mauritius I (ARM I) and American Railcar Mauritius II (ARM II) have also been included through December 27, 2013, the effective date of the sale of all of the Company's ownership interests in such entities. See Note 7, Investments in and Loans to Joint Ventures, for further discussion regarding this sale. All intercompany transactions and balances have been eliminated.
Note 2 — Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new standard, but does not, at this time, anticipate a material impact to the financial statements once implemented.
Note 3 — Short-term Investments — Available for Sale Securities
During the first quarter of 2013, Longtrain sold approximately 0.8 million shares of The Greenbrier Companies, Inc. common stock, which had been purchased in the open market, for approximately $12.7 million. This resulted in a realized gain of $2.0 million that was recorded in other income on the condensed consolidated statements of operations. See Note 14 for the amount of unrealized gain on the shares during the six months ended June 30, 2013.
Note 4 — Inventories
Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$64,646	$63,319
Work-in-process	16,442	19,975
Finished products	13,916	9,205
Total inventories	95,004	92,499
Less reserves	(2,658)	(2,314)
Total inventories, net	$92,346	$90,185

Note 5 — Property, Plant, Equipment and Railcars on Operating Leases, net
The following table summarizes the components of property, plant, equipment and railcars on operating leases, net:

	June 30, 2014	December 31, 2013
	(in thousands)
Operations / Corporate:
Buildings	$156,122	$155,937
Machinery and equipment	188,150	186,844
Land	3,335	3,335
Construction in process	18,685	14,487
	366,292	360,603
Less accumulated depreciation	(208,335)	(201,228)
Property, plant and equipment, net	$157,957	$159,375
Railcar Leasing:
Railcars on operating leases	$474,499	$388,060
Less accumulated depreciation	(22,469)	(15,509)
Railcars on operating leases, net	$452,030	$372,551
Railcars on operating lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.
As of June 30, 2014, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 6 months of 2014	$29,840
2015	59,268
2016	57,550
2017	43,401
2018	31,500
2019 and thereafter	47,724
Total	$269,283
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Total depreciation expense	$7,989	$6,860	$15,672	$13,395
Depreciation expense on leased railcars	$3,659	$2,300	$6,990	$4,415

Note 6 — Goodwill
As of June 30, 2014, the Company had $7.2 million of goodwill related to the March 2006 acquisition of Custom Steel; a subsidiary of Steel Technologies, Inc. The results attributable to Custom Steel are included in the manufacturing segment.
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
Income Approach
The income approach considers the subject company’s future sales and earnings growth potential as the primary source of future cash flow. ARI prepared a five-year financial projection for the reporting unit and used a discounted net cash flow method to determine the fair value. Net cash flow consists of after-tax operating income, plus depreciation, less capital expenditures and working capital needs. The discounted cash flow method considers a five-year projection of net cash flow and adds to those cash flows a residual value at the end of the projection period.
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
Note 7 — Investments in and Loans to Joint Ventures
As of June 30, 2014, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.

The Company also previously held, through its wholly-owned direct and indirect subsidiaries, ARM I and ARM II, a 50.0% ownership interest in Amtek Railcar Industries Private Limited (Amtek Railcar), a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture. The Company, sold its subsidiaries, ARM I and ARM II, thereby selling all of its ownership interest in Amtek Railcar to a third party pursuant to a purchase agreement entered into on December 27, 2013. As a result of the sale, the Company no longer participates in Amtek Railcar. Amtek Railcar incurred a net loss of $0.7 million and $1.0 million for the three and six months ended June 30, 2013, respectively.
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

	June 30, 2014	December 31, 2013
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,708	$7,378
Axis	21,414	24,052
Total investments in and loans to joint ventures	$29,122	$31,430
See Note 15 for information regarding financial transactions with ARI's joint ventures.
Ohio Castings
Ohio Castings produces railcar parts that are sold to one of the joint venture partners. This joint venture partner then sells these railcar parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at Ohio Castings' cost plus a licensing fee.
The Company has determined that, although the joint venture is a variable interest entity (VIE), accounting for its activity under the equity method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Ohio Castings that most significantly impact its economic performance. The significant factors in this determination were that neither the Company nor Castings, has rights to the majority of returns, losses or votes, all major and strategic decisions are decided between the partners, and the risk of loss to Castings and the Company is limited to the Company’s investment through Castings.
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Results of operations
Revenues	$22,255	$12,794	$36,264	$27,282
Gross profit	$2,788	$515	$2,935	$905
Net earnings (loss)	$1,896	$(116)	$1,327	$(349)

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

Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During 2013 and 2014, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, including interest, due to ARI Component, was $30.9 million as of June 30, 2014 and $32.9 million as of December 31, 2013.
The Company has determined that, although the joint venture is a VIE, accounting for its activity under the equity method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that the Company and its wholly-owned subsidiary do not have the rights to the majority of votes or the rights to the majority of returns or losses, the executive committee and board of directors of the joint venture are comprised of one representative from each significant partner with equal voting rights and the risk of loss to the Company and subsidiary is limited to its investment in Axis and the loans due to the Company under the Axis Credit Agreement. The Company also considered the factors that most significantly impact Axis’ economic performance and determined that ARI does not have the power to individually direct the majority of those activities.
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Results of operations
Revenues	$18,225	$12,134	$33,076	$23,076
Gross profit	$1,202	$1,302	$1,514	$1,459
Earnings before interest	$951	$1,056	$1,023	$981
Net loss	$(281)	$(300)	$(1,472)	$(1,743)
As of June 30, 2014, the investment in Axis was comprised entirely of ARI’s term loan and revolver. The Company has evaluated this loan to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.
Note 8 — Warranties
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Liability, beginning of period	$1,498	$1,220	$1,385	$1,374
Provision for warranties issued during the year, net of adjustments	307	567	596	877
Adjustments to warranties issued during previous years	14	(43)	(23)	(396)
Warranty claims	(165)	(225)	(304)	(336)
Liability, end of period	$1,654	$1,519	$1,654	$1,519
Note 9 — Long-term Debt
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

During the first half of 2013, ARI made two additional draws amounting to $99.8 million in aggregate under the Original Term Loan, fully utilizing its capacity. The additional draws during 2013 resulted in proceeds received of $99.4 million, net of fees and expenses. As of December 31, 2013, the outstanding principal balance on the Original Term Loan, including the current portion, was $194.8 million. The Original Term Loan, which had a maturity date of February 27, 2018, bore interest at one-month LIBOR plus 2.5%, for a rate of 2.7% as of December 31, 2013.
2014 Lease Fleet Refinancing
On January 15, 2014 (Closing Date), Longtrain Leasing refinanced its Original Term Loan under an amended and restated credit agreement (Amended and Restated Credit Agreement) to, among other things, increase the aggregate borrowings available thereunder. In connection with the refinancing, Longtrain Leasing entered into a new senior secured term loan facility in an aggregate principal amount of $316.2 million, net of fees and expenses (Refinanced Term Loan). Of this amount, $194.2 million was used to refinance the Original Term Loan, resulting in net proceeds of $122.0 million. In conjunction with the refinancing, the Company incurred a $1.9 million loss, which is shown as loss on debt extinguishment on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the Original Term Loan. As of June 30, 2014, the outstanding principal balance on the Refinanced Term Loan, including the current portion, was $314.3 million.
The fair value of the Company's borrowings under its lease fleet financing facility was $314.3 million and $194.8 million as of June 30, 2014 and December 31, 2013, respectively, and is based upon estimates by various banks determined by trading levels on the date of measurement using a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.
The terms of the Amended and Restated Credit Agreement also provide Longtrain Leasing with the right, but not the obligation, to increase the amount of the Refinanced Term Loan in an aggregate additional amount not to exceed $100.0 million subject to the conditions set forth in the Amended and Restated Credit Agreement. The Refinanced Term Loan accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0%, for a rate of 2.2% as of June 30, 2014, subject to an alternative rate as set forth in the Amended and Restated Credit Agreement. The interest rate increases by 2.0% following certain events of default.
Pursuant to the terms of the Original Term Loan and the Amended and Restated Credit Agreement, the Company has been required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of June 30, 2014 and December 31, 2013, the interest reserve amount was $4.0 million and $3.9 million, respectively, and included within 'Restricted cash' on the condensed consolidated balance sheet. The Refinanced Term Loan may be prepaid at Longtrain Leasing’s option at any time without premium or penalty (other than customary LIBOR breakage fees) prior to the final scheduled maturity of the Refinanced Term Loan, which is January 15, 2020.
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
The Amended and Restated Credit Agreement also obligates Longtrain Leasing and ARI to maintain ARI’s separateness and to ensure that the collections from the railcar leases along with the railcars that secure the Refinanced Term Loan are managed in accordance with the Amended and Restated Credit Agreement. Additionally, ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to Longtrain Leasing in good faith and without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease Longtrain Leasing’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the Amended and Restated Credit Agreement) when they are not Eligible Units, subject to limitations on liability set forth in the Amended and Restated Credit Agreement. The Company was in compliance with all of its covenants under the Amended and Restated Credit Agreement as of June 30, 2014.
The Refinanced Term Loan is secured by a first lien on substantially all assets of Longtrain Leasing, consisting of railcars, railcar leases, receivables and related assets, subject to borrowing base calculations and limited exceptions. As of June 30, 2014, the net book value of the railcars that were pledged as part of the Refinanced Term Loan was $309.3 million. As of December 31, 2013, the net book value of the railcars that were pledged as part of the Original Term Loan was $216.7 million.

The future contractual minimum rental revenues related to the railcars pledged as of June 30, 2014 are as follows (in thousands):

Remaining 6 months of 2014	$18,115
2015	35,887
2016	35,099
2017	26,458
2018	17,009
2019 and thereafter	31,703
Total	$164,271
The remaining principal payments under the Amended and Restated Credit Agreement as of June 30, 2014 are as follows (in thousands):

Remaining 6 months of 2014	$5,306
2015	10,612
2016	10,612
2017	10,612
2018	13,703
2019 and thereafter	263,415
Total	$314,260
2007 Senior Unsecured Notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (Notes). The Notes bore interest at a fixed interest rate of 7.5%.
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
Note 10 — Income Taxes
The Company’s federal income tax returns for tax years 2009 and beyond remain subject to examination, with the latest statute of limitations expiring in September 2017. Certain of the Company's 2008 and 2009 state income tax returns and all of the Company's state income tax returns for 2010 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2019. The Company’s foreign subsidiary’s income tax returns for 2010 and beyond remain open to examination by foreign tax authorities.
The Company is continuing to evaluate the impact of the recent regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition. Presently, the Company does not anticipate a material impact to its financial condition or results of operations.
Note 11 — Employee Benefit Plans
The Company is the sponsor of three defined benefit plans that are frozen and no additional benefits are accruing thereunder. Two of the Company's defined benefit pension plans cover certain employees at designated repair facilities. The assets of these defined benefit pension plans are held by independent trustees and consist primarily of equity and fixed income securities. The Company also sponsors an unfunded, non-qualified supplemental executive retirement plan that covers several of the Company's current and former employees. The Company provides postretirement life insurance benefits for certain of its union employees who retired after attaining specified age and service requirements. The Company also previously sponsored a postretirement medical benefit plan that provided access to healthcare for certain retired employees, however, this plan was terminated effective December 31, 2013.

The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Service cost	$57	$50	$114	$99
Interest cost	242	220	485	441
Expected return on plan assets	(313)	(278)	(626)	(557)
Amortization of net actuarial loss/prior service cost	70	194	139	388
Net periodic cost recognized	$56	$186	$112	$371

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Service cost	$—	$1	$—	$1
Interest cost	1	1	2	2
Amortization of net actuarial gain/prior service credit	(15)	(117)	(29)	(234)
Net periodic benefit recognized	$(14)	$(115)	$(27)	$(231)
The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.3 million for each of the three months ended June 30, 2014 and 2013 and $0.5 million for each of the six months ended June 30, 2014 and 2013.
Note 12 — Commitments and Contingencies
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
Certain real property ARI acquired from ACF Industries LLC (ACF) in 1994 had been involved in investigation and remediation activities to address contamination both before and after their transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, the Company’s principal beneficial stockholder through Icahn Enterprises L.P. (IELP). Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, it is the Company's understanding that no further investigation or remediation is required at these properties and ARI does not believe it will incur material costs in connection with such activities, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of any additional investigation or remediation that may be required. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its financial condition or results of operations.
ARI is a party to collective bargaining agreements with labor unions at two repair facilities that will expire in January 2016 and September 2016. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that will expire in April 2017.

The Company has various agreements with and commitments to related parties. See Note 15 for further detail.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.
Note 13 — Share-Based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, or stock appreciation rights (SARs) and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Share-based compensation expense (income)
Cost of revenues: Manufacturing	$(93)	$(538)	$763	$494
Cost of revenues: Railcar Services	(40)	(253)	238	32
Selling, general and administrative	99	(2,142)	2,971	2,549
Total share-based compensation expense (income)	$(34)	$(2,933)	$3,972	$3,075
As of June 30, 2014, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $2.6 million and were expected to be recognized over a weighted average period of 28 months.
Note 14 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance December 31, 2012	$1,213	$1,562	$(3,162)	$(387)
Currency translation	—	(658)	—	(658)
Unrealized gain on available for sale securities, net of tax effect of $51	93	—	—	93
Reclassifications related to pension and postretirement plans, net of tax effect of $60 (1)	—	—	94	94
Reclassifications related to available for sale securities, net of tax effect of $702 (2)	(1,306)	—	—	(1,306)
Balance June 30, 2013	$—	$904	$(3,068)	$(2,164)

Balance December 31, 2013	$—	$760	$(2,254)	$(1,494)
Currency translation	—	(42)	—	(42)
Reclassifications related to pension and postretirement plans, net of tax effect of $42 (1)	—	—	67	67
Balance June 30, 2014	$—	$718	$(2,187)	$(1,469)

(1)—
These accumulated other comprehensive income components relate to amortization of actuarial loss/(gain) and prior period service costs/(benefits) and are included in the computation of net periodic costs for our pension and postretirement plans. See Note 11 for further details and pre-tax amounts.

(2)—	This accumulated other comprehensive income component relates to realized gains on available for sale securities sold. See Note 3 for further details and pre-tax amounts.

Note 15 — Related Party Transactions
Agreements with ACF
The Company has the following agreements with ACF, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP:
Manufacturing services agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. ARI purchased $0.7 million and $0.9 million of components from ACF during the three and six months ended June 30, 2014, respectively and less than $0.1 million during both comparable periods in 2013. The agreement automatically renews unless written notice is provided by the Company.
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
Revenues of $6.1 million and $11.7 million for the three and six months ended June 30, 2014, respectively, compared to $3.2 million and $3.4 million for the same periods in 2013 were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
Agreements with IELP Entities
The Company has or had the following agreements with companies controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP, including, but not limited to, ARL and/or ARL's wholly owned subsidiary, AEP Leasing LLC (collectively, the IELP Entities):
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

Revenues of $4.7 million and $8.7 million for the three and six months ended June 30, 2014, respectively, compared to $4.6 million and $9.2 million for the same periods in 2013 were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.
Railcar management agreements
On February 29, 2012, the Company entered into a railcar management agreement with ARL, pursuant to which the Company engaged ARL to sell or lease ARI’s railcars in certain markets, subject to the terms and conditions of the agreement. The agreement was effective as of January 1, 2011, will continue through December 31, 2015, and may be renewed upon written agreement by both parties. In December 2012, Longtrain Leasing entered into a similar agreement with ARL. In January 2014, Longtrain Leasing and ARL amended this agreement to, among other things, extend the termination date to January 15, 2020 (collectively the Railcar Management Agreements).
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
Total lease origination and management fees incurred under the Railcar Management Agreements were $1.0 million and $1.8 million for the three and six months ended June 30, 2014, respectively, compared to $0.5 million and $1.0 million for the same periods in 2013. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.1 million and $0.2 million were incurred for each of the three and six months ended June 30, 2014, respectively, compared to less than $0.1 million and $0.2 million for the same periods in 2013. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements as well as on a purchase order basis. Revenues from railcars sold to the IELP Entities were $85.0 million and $120.6 million for the three and six months ended June 30, 2014, respectively, compared to $16.7 million and $79.5 million for the same periods in 2013 and are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.
Agreements with other related parties
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $30.9 million and $32.9 million as of June 30, 2014 and December 31, 2013, respectively. See Note 7 for further information regarding this transaction and the terms of the underlying loans.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, which extends through November 2015, ARI sells and MWR purchases scrap metal from several ARI plant locations. MWR collected scrap material totaling $2.1 million and $4.3 million for the three and six months ended June 30, 2014, respectively, compared to $1.6 million and $3.3 million for the same periods in 2013. This agreement was entered into at arm’s-length and was approved by the independent directors of the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those that could have been obtained from an independent third party.

Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. During both the three and six months ended June 30, 2014 and 2013, the Company incurred less than $0.1 million in fees as a member of Insight Portfolio Group. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
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
Financial information for transactions with related parties
Cost of revenues for manufacturing included $33.5 million and $60.4 million for the three and six months ended June 30, 2014, respectively, compared to $21.7 million and $40.1 million for the same periods in 2013 for railcar components purchased from joint ventures.
Inventory as of June 30, 2014 and December 31, 2013, included $6.1 million and $6.2 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.
Note 16 — Operating Segment and Sales and Credit Concentrations
ARI operates in three reportable segments: manufacturing, railcar leasing and railcar services. These reportable segments are organized based upon a combination of the products and services offered and performance is evaluated based on revenues and segment earnings (loss) from operations. Intersegment revenues are accounted for as if sales were to third parties.
Manufacturing
Manufacturing consists of railcar manufacturing, and railcar and industrial component manufacturing. Intersegment revenues are determined based on an estimated fair market value of the railcars manufactured for the Company’s railcar leasing segment, as if such railcars had been sold to a third party. Revenues for railcars manufactured for the Company’s leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease. Earnings from operations for manufacturing include an allocation of selling, general and administrative costs, as well as profit for railcars manufactured for the Company’s railcar leasing segment based on revenue determined as described above.
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
Railcar Services
Railcar services consists of railcar repair services provided through the Company's various repair facilities, including mini-shops and mobile units, offering a range of services from full to light repair. Earnings from operations for railcar services include an allocation of selling, general and administrative costs.

Segment Financial Results
The information in the following table is derived from the segments’ internal financial reports used by the Company’s management for purposes of assessing segment performance and for making decisions about allocation of resources.

	Revenues			Earnings (Loss) from Operations
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
Three Months Ended June 30, 2014
Manufacturing	$206,364	$61,305	$267,669	$44,597	$19,627	$64,224
Railcar Leasing	13,885	—	13,885	7,399	(64)	7,335
Railcar Services	17,260	52	17,312	3,116	10	3,126
Corporate/Eliminations	—	(61,357)	(61,357)	(3,262)	(19,573)	(22,835)
Total Consolidated	$237,509	$—	$237,509	$51,850	$—	$51,850
Three Months Ended June 30, 2013
Manufacturing	$132,242	$45,083	$177,325	$32,780	$10,126	$42,906
Railcar Leasing	7,527	—	7,527	3,645	8	3,653
Railcar Services	19,635	46	19,681	4,083	(41)	4,042
Corporate/Eliminations	—	(45,129)	(45,129)	(639)	(10,093)	(10,732)
Total Consolidated	$159,404	$—	$159,404	$39,869	$—	$39,869
Six Months Ended June 30, 2014
Manufacturing	$360,327	$125,334	$485,661	$78,252	$39,357	$117,609
Railcar Leasing	25,631	—	25,631	13,629	(33)	13,596
Railcar Services	33,666	184	33,850	5,297	48	5,345
Corporate/Eliminations	—	(125,518)	(125,518)	(8,821)	(39,372)	(48,193)
Total Consolidated	$419,624	$—	$419,624	$88,357	$—	$88,357
Six Months Ended June 30, 2013
Manufacturing	$305,217	$100,491	$405,708	$66,759	$19,908	$86,667
Railcar Leasing	14,070	—	14,070	5,808	12	5,820
Railcar Services	35,227	95	35,322	6,388	2	6,390
Corporate/Eliminations	—	(100,586)	(100,586)	(7,857)	(19,922)	(27,779)
Total Consolidated	$354,514	$—	$354,514	$71,098	$—	$71,098

Total Assets	June 30, 2014	December 31, 2013
	(in thousands)
Manufacturing	$306,654	$298,951
Railcar Leasing	602,637	478,000
Railcar Services	55,020	52,150
Corporate/Eliminations	13,569	(3,492)
Total Consolidated	$977,880	$825,609

Sales to Related Parties
As discussed in Note 15, ARI has numerous arrangements with related parties. As a result, from time to time, ARI offers its products and services to affiliates at terms and pricing no less favorable to ARI than the terms and pricing provided to unaffiliated third parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Manufacturing	38.4%	12.5%	31.5%	23.4%
Railcar Leasing	—%	—%	—%	—%
Railcar Services	2.0%	2.9%	2.1%	2.6%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Manufacturing revenues from significant customers	63.1%	64.8%	47.5%	63.3%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Manufacturing receivables from significant customers	26.3%	22.6%
Note 17 — Subsequent Events
On July 29, 2014, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of September 16, 2014 that will be paid on September 23, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our industry, potential regulatory developments, anticipated customer demand for our products, trends relating to our shipments, leasing, railcar services and revenues, our strategic objectives and long-term strategies, trends related to shipments for direct sale versus lease, our results of operations, financial condition and the sufficiency of our capital resources, statements regarding our capital expenditure plans and expansion of our business, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our backlog, our plan regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	our prospects in light of the cyclical nature of our business;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets;

•	the health of and prospects for the overall railcar industry;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders;

•	our ability to manage overhead and variations in production rates;

•	our ability to recruit, retain and train adequate numbers of qualified personnel;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the risk of being unable to market or remarket railcars for sale or lease at favorable prices or on favorable terms or at all;

•	the sufficiency of our liquidity and capital resources;

•	the impact, costs and expenses of any litigation we may be subject to now or in the future;

•	risks associated with ongoing compliance with environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the conversion of our railcar backlog into revenues;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production at our joint ventures;

•	the risks, impact and anticipated benefits associated with potential joint ventures, acquisitions or new business endeavors;

•	the implementation, integration with other systems or ongoing management of our new enterprise resource planning system; and

•	risks related to our indebtedness and compliance with covenants contained in our financing arrangement.

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
EXECUTIVE SUMMARY
We are a leading North American designer and manufacturer of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consists of railcar repair services provided through our various repair facilities, including mini-shops and mobile units, offering a range of services from full to light repair.
The North American railcar market has been, and we expect it to continue to be, highly cyclical. Demand for hopper railcars is on the rise as the market has strengthened. Consistent with industry expectations, we believe strong demand for hopper railcars will continue for the next several quarters. Additionally, tank railcar deliveries continue at strong levels. Potential regulations related to tank railcars in the U.S. and Canada, if adopted, likely would impact future new railcar production rates and orders from our customers, as well as require retrofit and maintenance work to existing railcars, which we believe ARI is well-positioned to support. We cannot assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types will improve, or that our railcar orders and shipments will track industry-wide trends. Similarly, we cannot assure you of the scope, timing or impact of any potential regulatory change affecting the North American railcar industry.
In the second quarter of 2014, we experienced new quarterly records for both revenue and earnings driven by increased demand for hopper railcars, strong levels of tank railcar shipments, and our ability to efficiently ramp up and maintain high production levels. The positive results for the quarter were generated from a high mix of railcars, both hoppers and tank railcars, manufactured for direct sale. During the second quarter of 2014, we shipped approximately 2,140 railcars, which is 63% higher than that of the same period in 2013. Railcars built for the Company's lease fleet represented 22% of ARI’s total railcar shipments during the second quarter of 2014 compared to 29% for the same period in 2013. This resulted in a higher level of direct sale shipments than in recent quarters. We expect that, during the second half of 2014, more of our railcar shipments will be for our lease fleet than for direct sale. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
As of June 30, 2014, we have a backlog of approximately 9,530 railcars including approximately 2,700 railcars (28%) for lease customers. In response to changes in customer demand, we continue to adjust production rates as needed at our railcar manufacturing facilities.
To further diversify our business, we remain committed to the growth of our lease fleet and are evaluating opportunities within our repair network to increase capacity or expand to new locations to meet increasing demand for retrofits, tank certifications, and railcar maintenance. Our Brookhaven, Mississippi repair plant is complete and will be operational during the third quarter of 2014, thus further expanding our capacity for repair projects. Additionally, we are planning to begin expansion work on two of our existing repair plants later this year.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013
Consolidated Results

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2014	2013	Change	Change	2014	2013	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$206,364	$132,242	$74,122	56.1	$360,327	$305,217	$55,110	18.1
Railcar leasing	13,885	7,527	6,358	84.5	25,631	14,070	11,561	82.2
Railcar services	17,260	19,635	(2,375)	(12.1)	33,666	35,227	(1,561)	(4.4)
Total revenues	$237,509	$159,404	$78,105	49.0	$419,624	$354,514	$65,110	18.4
Cost of revenues:
Manufacturing	$(160,033)	$(97,709)	$(62,324)	(63.8)	$(278,398)	$(234,832)	$(43,566)	(18.6)
Railcar leasing	(5,382)	(3,301)	(2,081)	(63.0)	(9,873)	(6,205)	$(3,668)	(59.1)
Railcar services	(13,424)	(14,860)	1,436	9.7	(26,789)	(27,449)	$660	2.4
Total cost of revenues	$(178,839)	$(115,870)	$(62,969)	(54.3)	$(315,060)	$(268,486)	$(46,574)	(17.3)
Selling, general and administrative	(6,820)	(3,665)	(3,155)	(86.1)	(16,207)	(14,930)	(1,277)	(8.6)
Earnings from operations	$51,850	$39,869	$11,981	30.1	$88,357	$71,098	$17,259	24.3
Revenues
Our total consolidated revenues for the three and six months ended June 30, 2014 increased by 49.0% and 18.4%, respectively, compared to the same periods in 2013. This increase in both periods was due to increased revenues in our manufacturing and railcar leasing segments, partially offset by lower railcar services revenues. During the three months ended June 30, 2014, we shipped approximately 1,670 direct sale railcars, which excludes approximately 470 railcars (22.0% of total shipments) built for our lease fleet, compared to approximately 930 direct sale railcars for the same period of 2013, which excludes approximately 380 railcars (29.0% of total shipments) built for our lease fleet. During the six months ended June 30, 2014, we shipped approximately 2,800 direct sale railcars, which excludes approximately 950 railcars (25.3% of total shipments) built for our lease fleet, compared to approximately 2,300 direct sale railcars for the same period of 2013, which excludes approximately 910 railcars (28.3% of total shipments) built for our lease fleet.
Manufacturing revenues increased by 56.1% during the three month period ended June 30, 2014 compared to the same period in 2013. The change during the quarter was a result of multiple factors. As discussed above, we shipped a significantly higher volume of direct sale railcar shipments, approximately 740 railcars, during the quarter, accounting for 47.4% of the total increase in manufacturing revenues. While production of tank railcars continues at strong levels, a higher percentage of tank railcars were built for our lease fleet during the second quarter of 2014 compared to the same period of 2013, with the related revenues being eliminated in consolidation, as discussed below. In contrast, as the hopper railcar market has strengthened, hopper railcar shipments for direct sale have increased significantly in the second quarter of 2014 compared to the same period in 2013. Hopper railcars generally sell at lower prices than tank railcars due to less material and labor content. While the high mix of direct sale railcar shipments drove an increase in revenues during the second quarter of 2014, we expect that, more of our railcar shipments will be for our lease fleet than for direct sale during the second half of 2014. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. Higher revenues from certain material cost changes that we generally pass through to customers, as discussed below, accounted for 8.7% of the total increase in manufacturing revenues.
Manufacturing revenues increased by 18.1% during the six month period ended June 30, 2014 compared to the same period in 2013. The change in manufacturing revenues during the first six months of the year was due to a 14.7% increase resulting from higher volumes of railcar shipments for direct sale, as discussed above, and an increase of 3.4% due to higher revenues from certain material cost changes that we generally pass through to customers, as discussed below.

Leasing revenues increased by 84.5% and 82.2% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due to an increase in the number of railcars in our lease fleet and higher average lease rates. The lease fleet grew from 3,500 railcars at June 30, 2013 to 5,390 railcars at June 30, 2014.

Railcar services revenues decreased by 12.1% and 4.4% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Revenue decreased for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to certain repair projects being performed at our hopper railcar manufacturing facility during the second quarter of 2013 that did not continue into 2014. In 2014, production of hopper railcars has ramped up due to increased demand, thus these repair projects are no longer being performed at our manufacturing facilities.
Cost of revenues
Our total consolidated cost of revenues increased by 54.3% and 17.3% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase was primarily due to an increase in our manufacturing and railcar leasing segments, partially offset by a decrease in the railcar services segment.
Cost of revenues increased for our manufacturing segment by 63.8% for the three months ended June 30, 2014 compared to the same period in 2013. This change was primarily a result of higher direct sale railcar shipments causing a 52.0% increase in manufacturing cost of revenues, as discussed above, and an increase of 11.8% resulting from higher material costs for key components and steel. The increase in costs for key components and steel is also reflected as an increase in selling prices as our sales contracts generally include provisions to adjust prices for increases and decreases in the cost of most raw materials and components on a dollar for dollar basis.
Cost of revenues increased for our manufacturing segment by 18.6% for the six months ended June 30, 2014 compared to the same period in 2013. This change was due to an increase of 14.3% due to higher volumes of railcar shipments for direct sale, as discussed above, and an increase of 4.3% resulting from higher material costs for key components and steel.
Cost of revenues for our leasing segment increased by 63.0% and 59.1% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily as a result of an increase in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment decreased by 9.7% and 2.4% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to no longer performing certain repair projects at our hopper railcar manufacturing plant, discussed above, along with a change in the mix of work at our repair facilities. Also impacting the results for the first six months of 2014 were inefficiencies caused by poor weather conditions during the first quarter of 2014.
Selling, general and administrative expenses
Our selling, general and administrative expenses were $6.8 million for the second quarter of 2014 compared to $3.7 million for the same period in 2013. Excluding share-based compensation activity, selling, general and administrative expenses were $6.7 million for the second quarter of 2014 compared to $5.8 million for the same period in 2013. This $0.9 million increase was primarily driven by increased consulting costs. Share-based compensation resulted in expense of $0.1 million for the second quarter of 2014 compared to income of $2.1 million during the same period in 2013. The fluctuation in share-based compensation was driven by the decrease in our stock price of $2 per share during the second quarter of 2014, compared to a decrease of $13 per share during the same period in 2013. While our share-based compensation expense fluctuates with the stock price, past exercises of stock appreciation rights (SARs) have resulted in fewer SARs outstanding, which has reduced the impact that changes in the stock price have on our financial results.
Our total consolidated selling, general and administrative costs increased by $1.3 million, or 8.6%, for the six months ended June 30, 2014 compared to the same period in 2013. This increase was primarily attributable to increases of $0.7 million in legal and consulting costs and $0.4 million in our share-based compensation.
Interest expense
Our total consolidated interest expense increased by 37.4% for the three months ended June 30, 2014, compared to the same period in 2013. This increase resulted from a higher average debt balance as a result of increased borrowings under our lease fleet financing during the first quarter of 2014, partially offset by a lower interest rate under the 2014 borrowing, as discussed below. Our weighted average interest rate during the second quarter of 2014 was 2.2% compared to a weighted average interest rate of 2.7% during the same period in 2013.
Our total consolidated interest expense decreased by 19.0% for the six months ended June 30, 2014, compared to the same period in 2013. This decrease was driven by the lower weighted average interest rate of 2.2% during the first six months of

2014 compared to a weighted average interest rate of 4.1% during the same period in 2013. The higher weighted average interest rate during the first six months of 2013 was due to the 7.5% senior unsecured notes (Notes) that were redeemed on March 1, 2013. This decrease was partially offset by a higher average debt balance during the first six months of 2014 compared to the same period in 2013.
Loss on debt extinguishment
During the six months ended June 30, 2014, we refinanced our lease fleet financing facility, paying off $194.2 million of outstanding debt under our original 2012 lease fleet financing facility with borrowings under a new facility. This refinancing resulted in a $1.9 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the original lease fleet financing facility. During the same period in 2013, we redeemed $175.0 million of the aggregate principal amount of our Notes, resulting in a $0.4 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the Notes.
Other income
Other income of $2.0 million was recognized in the first six months of 2013 primarily due to realized gains on the sale of short-term investments. Subsequent to this sale, the Company has not made any other short-term investments, and other income for the same period in 2014 was less than $0.1 million.
Earnings (Loss) from Joint Ventures
The breakdown of our earnings (loss) from joint ventures during the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands)			(in thousands)
	2014	2013	Change	2014	2013	Change
Ohio Castings	$520	$(34)	$554	$330	$(112)	$442
Axis	(185)	(82)	(103)	(596)	(694)	98
Amtek Railcar - India	—	(688)	688	—	(971)	971
Total Earnings (Loss) from Joint Ventures	$335	$(804)	$1,139	$(266)	$(1,777)	$1,511
Our joint venture earnings (loss) was earnings of $0.3 million and a loss of $0.3 million for the three and six months ended June 30, 2014, respectively, compared to losses of $0.8 million and $1.8 million for the same periods in 2013. The increases in both periods were primarily due to our share of losses incurred at our India joint venture, Amtek Railcar Industries Private Limited (Amtek), which was sold in December 2013. Additionally, our share of earnings from our Ohio Castings Company LLC (Ohio Castings) joint venture were $0.5 million and $0.3 million for the three and six months ended June 30, 2014, respectively, compared to losses of less than $0.1 million and $0.1 million for the same periods in 2013. These changes were a result of increased sales and production levels due to strong industry demand for tank and hopper railcars. Our Axis, LLC (Axis) joint venture has also experienced increased demand during the three and six months ended June 30, 2014. Axis has incurred higher production costs during the three months ended June 30, 2014 compared to the same period in the prior year.
Income Tax Expense
Our income tax expense was $18.8 million, or 36.8% of our earnings before income taxes, and $31.0 million, or 36.9% of our earnings before income taxes for the three and six months ended June 30, 2014, respectively, compared to $14.8 million, or 38.5% of our earnings before income taxes, and $26.4 million, or 38.9% of our earnings before income taxes for the same periods in 2013. The decrease in our effective tax rate was primarily due to an increased domestic production activities deduction during 2014 compared to 2013.

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

	Three Months Ended June 30,
	2014			2013
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$206,364	$61,305	$267,669	$132,242	$45,083	$177,325	$90,344
Railcar Leasing	13,885	—	13,885	7,527	—	7,527	6,358
Railcar Services	17,260	52	17,312	19,635	46	19,681	(2,369)
Eliminations	—	(61,357)	(61,357)	—	(45,129)	(45,129)	(16,228)
Total Consolidated	$237,509	$—	$237,509	$159,404	$—	$159,404	$78,105
Earnings (Loss) from Operations
Manufacturing	$44,597	$19,627	$64,224	$32,780	$10,126	$42,906	$21,318
Railcar Leasing	7,399	(64)	7,335	3,645	8	3,653	3,682
Railcar Services	3,116	10	3,126	4,083	(41)	4,042	(916)
Corporate/Eliminations	(3,262)	(19,573)	(22,835)	(639)	(10,093)	(10,732)	(12,103)
Total Consolidated	$51,850	$—	$51,850	$39,869	$—	$39,869	$11,981

	Six Months Ended June 30,
	2014			2013
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$360,327	$125,334	$485,661	$305,217	$100,491	$405,708	$79,953
Railcar Leasing	25,631	—	25,631	14,070	—	14,070	11,561
Railcar Services	33,666	184	33,850	35,227	95	35,322	(1,472)
Eliminations	—	(125,518)	(125,518)	—	(100,586)	(100,586)	(24,932)
Total Consolidated	$419,624	$—	$419,624	$354,514	$—	$354,514	$65,110
Earnings (Loss) from Operations
Manufacturing	$78,252	$39,357	$117,609	$66,759	$19,908	$86,667	$30,942
Railcar Leasing	13,629	(33)	13,596	5,808	12	5,820	7,776
Railcar Services	5,297	48	5,345	6,388	2	6,390	(1,045)
Corporate/Eliminations	(8,821)	(39,372)	(48,193)	(7,857)	(19,922)	(27,779)	(20,414)
Total Consolidated	$88,357	$—	$88,357	$71,098	$—	$71,098	$17,259

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment Operating Margins
Manufacturing	24.0%	24.2%	24.2%	21.4%
Railcar Leasing	52.8%	48.5%	53.0%	41.4%
Railcar Services	18.1%	20.5%	15.8%	18.1%

Manufacturing
Our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, increased by $90.3 million and $80.0 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 as a result of increased hopper railcar shipments as well as strong tank railcar market conditions. During the second quarter of 2014, we shipped approximately 2,140 railcars, including approximately 470 railcars built for our lease fleet, compared to approximately 1,310 railcars for the same period of 2013, including approximately 380 railcars built for our lease fleet. During the first six months of 2014, we shipped approximately 3,750 railcars, including approximately 950 railcars built for our lease fleet, compared to approximately 3,210 railcars for the same period of 2013, including approximately 910 railcars built for our lease fleet. The primary reason for the increase in revenues was higher hopper railcar shipments and strong general market conditions for tank railcars.
Manufacturing segment revenues for the three and six months ended June 30, 2014 included estimated revenues of $61.3 million and $125.3 million, respectively, relating to railcars built for our lease fleet, compared to $45.1 million and $100.5 million for the same periods in 2013. Revenues related to railcars built for our lease fleet increased due to a higher quantity of tank railcars shipped for lease, partially offset by a lower quantity of hopper railcars shipped for lease. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 22% and 25% of our railcar shipments during the three and six months ended June 30, 2014, respectively, compared to 29% and 28% of our railcar shipments during the same periods in 2013.
From time to time, we manufacture and sell railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, American Railcar Leasing LLC (ARL) and ARL's wholly-owned subsidiary, AEP Leasing LLC (AEP) (collectively, the IELP Entities) under long-term agreements as well as on a purchase order basis. Manufacturing segment revenues for the three and six months ended June 30, 2014 included direct sales of railcars to the IELP Entities totaling $85.0 million and $120.6 million, respectively, compared to $16.7 million and $79.5 million for the same periods in 2013. In addition, we recorded $6.1 million and $11.7 million of sales revenue from ACF Industries LLC (ACF) for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF during the three and six months ended June 30, 2014, respectively, compared to $3.2 million and $3.4 million for the same periods in 2013. Total manufacturing segment revenues from our affiliates represent 38.4% and 31.5% of our total consolidated revenues for the three and six months ended June 30, 2014, respectively, compared to 12.5% and 23.4% for the same periods in 2013. ACF is also affiliated with Mr. Carl Icahn, our principal beneficial stockholder through IELP.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, increased by $21.3 million and $30.9 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $19.6 million and $39.4 million for the three and six months ended June 30, 2014, respectively, compared to $10.1 million and $19.9 million for the same periods in 2013. The estimated profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from our manufacturing segment remained relatively flat during the three months ended June 30, 2014 and 2013 at approximately 24%. Operating margin from our manufacturing segment increased to 24.2% for the six months ended June 30, 2014 compared to 21.4% for the same period in 2013. This increase was due to ramped up production levels at our hopper railcar manufacturing facility that created operating efficiencies and leveraged overhead costs. This is in addition to efficiencies that we continue to generate at our tank railcar manufacturing facility due to continued high production volumes.
Railcar Leasing
Our railcar leasing segment revenues for the three and six months ended June 30, 2014 increased by $6.4 million and $11.6 million, respectively, compared to the same periods in 2013. The increase in revenues was driven by an increase in railcars on lease with third parties and an increase in the average lease rate, as discussed above.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $3.7 million and $7.8 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. This increase is primarily due to the growth in the number of railcars in our lease fleet and higher average lease rates.

Railcar Services
Our railcar services segment revenues decreased by $2.4 million and $1.5 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decrease was primarily due to no longer performing certain repair projects at our hopper railcar manufacturing facility, as discussed above.
For the three and six months ended June 30, 2014, our railcar services segment revenues included transactions with ARL totaling $4.7 million, or 2.0% of our total consolidated revenues, and $8.7 million, or 2.1% of our total consolidated revenues, for the three and six months ended June 30, 2014, respectively, compared to $4.6 million, or 2.9% of our total consolidated revenues and $9.2 million, or 2.6% of our total consolidated revenues, for the same periods in 2013.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased by $0.9 million and $1.0 million for the three and six month periods ended June 30, 2014, respectively, compared to the same periods in 2013. Operating margins for this segment were 18.1% and 15.8% for the three and six months ended June 30, 2014, respectively, compared to 20.5% and 18.1% for the same periods in 2013. These decreases are due to a change in the mix of work at our repair facilities. Also impacting the results for the first six months of 2014 were inefficiencies caused by poor weather conditions during the first quarter of 2014.
BACKLOG
We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of June 30, 2014, our total backlog was approximately 9,530 railcars, of which approximately 6,830 railcars with an estimated market value of $663.2 million were orders for direct sale and approximately 2,700 railcars with an estimated market value of $322.5 million were orders for railcars that will be subject to lease. As of June 30, 2014, approximately 45% of the railcars in our backlog are expected to be delivered during 2014, of which 21% are for direct sale and 24% are for lease. The remaining 55% of the railcars in our backlog are scheduled to be delivered in 2015 and beyond. As of December 31, 2013, our total backlog was approximately 8,560 railcars, of which approximately 6,230 railcars with an estimated market value of $713.4 million were orders for direct sale and approximately 2,330 railcars with an estimated market value of $326.7 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of June 30, 2014, approximately 72% of the total number of railcars in our backlog were railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliates, the IELP Entities, accounted for 23% of the total number of railcars in our backlog as of June 30, 2014.
Railcars for Lease. As of June 30, 2014, approximately 28% of the total number of railcars in our backlog were railcars for lease, subject to firm orders. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2014, we had net working capital of $232.3 million, including $163.1 million of cash and cash equivalents. As of June 30, 2014, we had $314.3 million of debt outstanding under our lease fleet financing senior secured term loan facility.

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
The 2014 lease fleet financing facility accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0% and matures in January 2020. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date. Pursuant to the terms of the original 2012 credit agreement and the Amended and Restated Credit Agreement, Longtrain Leasing has been required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of June 30, 2014 and December 31, 2013, the interest reserve amount was $4.0 million and $3.9 million, respectively.
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
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Six Months Ended June 30,
	2014	2013	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$57,593	$54,591	$3,002
Investing activities	(91,760)	(77,919)	(13,841)
Financing activities	99,948	(88,013)	187,961
Effect of exchange rate changes on cash and cash equivalents	22	(119)	141
Increase (Decrease) in cash and cash equivalents	$65,803	$(111,460)	$177,263

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.

Our net cash provided by operating activities for the six months ended June 30, 2014 was $57.6 million compared to $54.6 million for the same period in 2013. This increase was primarily due to increased earnings, as described above, along with changes in various operating assets and liabilities, including accounts receivable and inventories, due to the timing of shipments and customer payments.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the six months ended June 30, 2014 was $91.8 million compared to $77.9 million in the same period in 2013. The increase was a result of higher spending on leased railcars during the first six months of 2014 compared to the same period in 2013. In addition, net cash used in investing activities was lower in 2013 due to the sale of short term investments during the first quarter of 2013 resulting in proceeds of $12.7 million.
Net Cash Provided By (Used In) Financing Activities
Our net cash provided by financing activities for the six months ended June 30, 2014 was $99.9 million compared to net cash used in financing activities of $88.0 million in the same period in 2013. The cash provided by financing activities during the first six months of 2014 was a result of the $122.2 million in net proceeds that the Company received from the 2014 lease fleet refinancing in January, as discussed above. The cash used in financing activities during the first six months of 2013 was a result of the voluntary early redemption of the remaining $175.0 million of principal on our Notes in March 2013, partially offset by a draw of $100.0 million under our original lease fleet financing facility. Additionally, we paid dividends totaling $17.1 million during the six months ended June 30, 2014, compared to $10.7 million in the same period in 2013.
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
Capital expenditures for the six months ended June 30, 2014 were $86.5 million for manufacturing railcars for lease to others and $7.5 million for capitalized projects that maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2014 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
Future Liquidity
Our current liquidity consists of our existing cash balance, future cash from operations, and additional borrowings of up to $100.0 million under our existing lease fleet financing facility. Given our strategic emphasis on growing our lease fleet and the capital required to manufacture railcars for lease for which we currently have firm orders, we currently expect to finance additional leased railcars during the second half of 2014. In addition, our longer term cash needs may require additional financing over and above our current liquidity position after considering any additional borrowings we may receive during the second half of 2014. We expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of our railcar orders and shipments and our production rates. Our future liquidity may also be impacted by the number of new railcar orders leased versus sold.
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

Contractual Obligations and Contingencies
As of June 30, 2014, our outstanding debt under our lease fleet financing increased to $314.3 million from $194.8 million as of December 31, 2013, in connection with the refinancing of the original facility, resulting in increased borrowings, as discussed above. Refer to the status of other contingencies and contractual obligations in Notes 9 - 12 to the condensed consolidated financial statements. Other than the increase in our borrowings under our lease fleet financing facility, our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the new standard, but do not, at this time, anticipate a material impact to the financial statements once implemented.
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
ITEM 1A. RISK FACTORS
The following risk factors should be considered carefully in addition to the other information contained in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013. This report contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2013. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
The highly cyclical nature of the railcar industry may result in lower revenues during economic downturns or due to other factors.
The North American railcar market has been, and we expect it to continue to be, highly cyclical resulting in volatility in demand for our products and services. Sales of our railcars and other products slowed in 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased in 2011, 2012 and 2013 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011, 2012 and 2013. Though we have seen improvements in certain railcar markets in recent years, these improvements may or may not continue. Potential regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our customers, as well as require retrofit and maintenance work to existing railcars. However, we cannot assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types will improve, or that our railcar orders and shipments will track industry-wide trends. Similarly, we cannot assure you of the scope, timing or impact of any potential regulatory changes affecting the North American railcar industry. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower lease volumes, increased downtime, reduced lease rates and decreased cash flow.
Currently, we estimate that approximately 45% of our June 30, 2014 backlog will be shipped during 2014. Our failure to obtain new orders could materially adversely affect our business, financial condition and results of operations. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services. For example, a change in environmental regulations, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could reduce demand for railcars in the energy transportation industry. If we fail to manage our overhead costs and variations in production rates, our business could suffer.
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
During periods of volatility in the global financial markets, certain of our customers could delay or otherwise reduce their purchases of railcars and other products and services. If volatile conditions in the global credit markets prevent our customers’ access to credit, product order volumes may decrease or customers may default on payments owed to us. Some of the end users of our railcars that we sell acquire them through leasing arrangements with our leasing company customers. Economic conditions that result in higher interest rates may result in stricter borrowing conditions that could increase the cost of, or potentially deter, new leasing arrangements. These factors may cause our customers to purchase or lease fewer railcars, which could materially adversely affect our business, financial condition and results of operations.
The railcars in our lease fleet consist of tank railcars and covered hopper railcars. The lessees of such types of railcars have historically been concentrated for use in certain industries and products and our lessees generally reflect such industry concentrations. Consequently, any significant economic downturn in these industries could have a material adverse effect on the creditworthiness of the lessees in these industries and on the ability of such lessees to pay rent under the leases, as well as on our ability to re-lease railcars to those lessees, or to other potential lessees with a need for railcars of the types we operate.
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
We operate in highly competitive industries and we may be unable to compete successfully, which could materially adversely affect our business, financial condition and results of operations.
We face intense competition in all geographic markets and in each area of our business. In our railcar manufacturing business we have five primary competitors. Any of these competitors may, from time to time, have greater resources than we do. Our current competitors may increase their participation in, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars. If we produce any type of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type. Further, new competitors, or alliances among existing competitors, may emerge in the railcar or industrial components industries and rapidly gain market share. Customer selection of railcars for purchase or for lease may be driven by technological or price factors, and our competitors may provide or be able to provide more technologically advanced railcars or more attractive pricing and/or lease rates than we can provide. Such competitive factors may adversely affect our sales, utilization and/or lease rates, and consequently our revenues.
We also have intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of our significant customers, including ARL. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our railcar leasing business and with leasing companies. In connection with re-leasing of railcars, we may encounter competition from, among other things, other railcars managed by ARL and other competitor railcar leasing companies.
We compete with numerous companies in our railcar services business, ranging from companies with greater resources than we have to smaller companies. In addition, new competitors, or alliances among existing competitors, may emerge, thereby intensifying the existing competition for our railcar services business.
Technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage and could cause us to lose market share. Increased competition for our manufacturing, railcar leasing or railcar services businesses could result in price reductions, reduced margins and loss of market share, which could materially adversely affect our prospects, business, financial condition and results of operations.
We depend upon a small number of customers that represent a large percentage of our revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer’s inability to pay us in a timely manner could materially adversely affect our business, financial condition and results of operations.
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our revenue in any given year. For example, our top ten customers represented approximately 81%, 83% and 78% of our total consolidated revenues in 2013, 2012 and 2011, respectively. Moreover, our top three customers accounted for approximately 64%, 67% and 53% of our total consolidated revenues in 2013, 2012 and 2011, respectively. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could materially adversely affect our business, financial condition and results of operations. If one of our significant customers was unable to pay due to financial condition, it could materially adversely affect our business, financial condition and results of operations.
The variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly and annual results.
Railcar sales comprised approximately 80%, 80% and 76% of our total consolidated revenues in 2013, 2012 and 2011, respectively. Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year. In addition, because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determines when we record the revenues associated with our railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our shipment and production schedules, which could materially adversely affect our business, financial condition and results of operations.
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
We depend on skilled labor in our manufacturing and other businesses. Due to the competitive nature of the labor markets in which we operate and the cyclical nature of the railcar industry, the resulting employment cycle increases our risk of not being able to retain, recruit and train the personnel we require, particularly when the economy expands, production rates are high or competition for such skilled labor increases. Our inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could materially adversely affect our business, financial condition and results of operations.
The cost of raw materials and components that we use in our manufacturing operations, particularly steel, is subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials could materially adversely affect our business, financial condition and results of operations.
The cost of raw materials, including steel, and components used in the production of our railcars, represents more than half of our direct manufacturing costs per railcar. We generally include provisions in our railcar manufacturing orders that allow us to adjust prices as a result of increases and decreases in the cost of most raw materials and components on a dollar for dollar basis. The number of customers to which we are not able to pass on price increases may increase in the future, which could adversely affect our operating margins and cash flows. If we are not able to pass on price increases to our customers, we may lose railcar orders or enter into contracts with less favorable contract terms, any of which could materially adversely affect our business, financial condition and results of operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars or our railcar or industrial components, could materially adversely affect our business, financial condition and results of operations. Such price increases could reduce demand for our railcars or component products. Deliveries of raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.
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
We manufacture railcars and railcar components and provide railcar services for companies affiliated with Mr. Carl Icahn, our principal beneficial stockholder through IELP. We are currently subject to agreements, and may enter into additional agreements, with certain of these affiliates that are important to our business. To the extent our relationships with affiliates of Mr. Carl Icahn change due to the sale of his interest in us, such affiliates or otherwise, our business, financial condition and results of operations could be materially adversely affected.
Affiliates of Mr. Carl Icahn accounted for approximately 36%, 18% and 5% of our consolidated revenues in 2013, 2012 and 2011, respectively, and 34% of our consolidated revenues during the six months ended June 30, 2014. This revenue is primarily attributable to sale of railcars to ARL and AEP, which currently purchase all of their railcars from us, but are not required to do so in the future. This revenue is also attributable to railcar repairs and services provided to ARL, which are done on an ad hoc basis. Further, ARI is not the only provider of railcar repairs and services to ARL. This revenue is also generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility. To the extent our relationships with ARL, ACF or Mr. Carl Icahn change, our business, financial condition and results of operations could be materially adversely affected.
We operate our leasing business under lease management agreements with ARL through which ARL markets our railcars for sale or lease and acts as our manager to lease railcars on our behalf for a fee. ARL also leases railcars and therefore markets our railcars and their own railcars to the same customer base. Consequently, we compete directly with ARL in our leasing business, and ARL may provide a potential customer with better terms than we may offer.
Mr. Carl Icahn exerts significant influence over us and his interests may conflict with the interests of our other stockholders.
Mr. Carl Icahn controls approximately 56% of the voting power of our common stock, through IELP, and is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock.
Mr. Carl Icahn owns, controls and has an interest in a wide array of companies, some of which, such as ARL, AEP and ACF as described above, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL competes directly with some of our customers and with us in the railcar leasing business. ACF has also previously manufactured railcars for us and under a purchasing and engineering services agreement and license is manufacturing and selling tank railcars with engineering, purchasing and design support from us. Mr. Carl Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be complementary to our business. Our articles of incorporation allow Mr. Carl Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us, Mr. Carl Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or you.
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
We utilize existing cash and cash generated through lease fleet financings to manufacture railcars we lease to customers, while cash from lease revenues will be received over the term of the lease or leases relating to those railcars. Depending upon the number of railcars that we lease and the amount of cash used in other operations, our cash balances and our availability under any of our lease fleet financings could be depleted, requiring us to seek additional capital. Our inability to secure additional capital, on commercially reasonable terms, or at all, may limit our ability to support operations, maintain or expand our existing business, or take advantage of new business opportunities. We could also experience defaults on leases that could further constrain cash.
Train derailments or other accidents involving our products could subject us to legal claims and/or result in regulatory changes that may adversely impact our business, financial condition and results of operations.
We manufacture railcars for our customers to transport a variety of commodities, including railcars that transport hazardous materials such as crude oil and other petroleum products. We also manufacture railcar components as well as industrial components for use in several markets, including the trucking, construction, mining and oil and gas exploration markets. We could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a train derailment or other accident involving our products or services. If we become subject to any such claims and are unable successfully to resolve them, our business, financial condition and results of operations could be materially adversely affected.
Recent derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as community governments, to focus attention on transportation by rail of flammable materials. For example, in April 2014, Transport Canada ("TC"), a federal department of the Canadian government that regulates rail transportation and safety within Canada, issued a protective order mandating that tank railcars with certain specifications must no longer transport certain designated dangerous goods, including certain flammable liquids, within Canada. In addition, in July 2014, TC proposed regulations that would impose stricter safety standards for certain newly manufactured tank railcars operating in Canada. Similarly, in July 2014, the Pipeline and Hazardous Materials Safety Administration (PHMSA) issued proposed regulations that could affect federal tank railcar design and construction standards for new tank railcars used to transport crude oil and other flammable products.
We are unable to predict what regulatory changes may be made in light of these or other proposals, if any, or the time period during which any such regulatory changes may become effective. Any final rules may or may not materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. Further, the potential impact on the railcars and components we manufacture, as well as railcars that we lease, is not known at this time. As a result of such proposed regulations, certain of our railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, if we are unable to adapt our business to changing regulations, and/or take advantage of any increase in demand for our products and services, our business, financial condition and results of operations could be materially adversely affected. We cannot assure that costs incurred to comply with any new standards and regulations, including any emerging from PHMSA’s or TC’s rulemaking processes, will not be material to our business, financial condition or results of operations.
Increasing insurance claims and expenses could lower profitability and increase business risk.
The nature of our business subjects us to product liability, property damage, and personal injury claims, especially in connection with the manufacture, repair or other servicing of products or components that are used in the transport or handling of hazardous, toxic, or volatile materials. We maintain reserves for reasonably estimable liability claims and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience.

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
We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. In particular, railcars we manufacture and lease will be utilized in a variety of manners, which may include carrying hazardous, flammable, and/or corrosive materials. Such railcars, as well as our railcar and industrial components, will, therefore, be subject to risks of breakdowns, malfunctions, casualty and other negative events and it is possible that claims for personal injury, loss of life, property damage, business losses and other liability arising out of these or other types of incidents will be made against us. Adverse outcomes in some or all of these matters could result in judgments against us for significant monetary damages that could increase our costs and weaken our financial condition. We seek contractual recourse and indemnification in the ordinary course of business, maintain reserves for reasonably estimable liability, and purchase liability insurance at coverage levels based upon commercial norms in our industries in an effort to mitigate our liability exposures. Nevertheless, our reserves may be inadequate to cover the uninsured portion of claims or judgments. Any such claims or judgments could materially adversely affect our business, financial condition and results of operations. The nature of our businesses and assets expose us to the potential for claims and litigation related to personal injury and property damage, environmental claims, regulatory claims and various other matters.
The success of our leasing business is dependent, in part, on our lessees performing their obligations.
The ability of each lessee to perform its obligations under a lease will depend primarily on such lessee’s financial condition. The financial condition of a lessee may be affected by various factors beyond our control, including competition, operating costs, general economic conditions and environmental and other governmental regulation of or affecting the lessee’s industry. High default rates on leases could increase the portion of railcars that may need to be remarketed after repossession from defaulting lessees. There can be no assurance that the historical default experience with respect to our lease fleet will continue in the future.
The level of our reported railcar backlog may not necessarily indicate what our future revenues will be and our actual revenues may fall short of the estimated revenue value attributed to our railcar backlog.
We define backlog as the number of railcars to which our customers have committed in writing to purchase or lease from us that have not been shipped. The estimated backlog value in dollars is the anticipated revenue on the railcars included in the backlog for purchase and the estimated fair market value of the railcars included in the backlog for lease, though actual revenues for these leases are recognized pursuant to the terms of each lease. Our competitors may not define railcar backlog in the same manner as we do, which could make comparisons of our railcar backlog with theirs misleading. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay our railcar backlog from being converted into revenues. Our reported railcar backlog may not be converted into revenues in any particular period, if at all, and the actual revenues from such sales may not equal our reported estimates of railcar backlog value.
Our failure to comply with laws and regulations imposed by federal, state, local and foreign agencies could materially adversely affect our business, financial condition, results of operations and ability to access capital.
The industries in which we operate are subject to extensive regulation by governmental, regulatory and industry authorities and by federal, state, local and foreign agencies. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. Despite our intention to comply with these laws and regulations, we cannot guarantee that we will be able to do so at all times and compliance may prove to be more costly and limiting than we currently anticipate and could increase in future years. These laws and regulations are complex, change frequently and may become more stringent over time, which could impact our business, financial condition, results of operations and ability to access capital. If we fail to comply with the requirements and regulations of these agencies that impact our manufacturing, other processes and reporting requirements, we may face sanctions and penalties that could materially adversely affect our business, financial condition, results of operations and ability to access capital.

Uncertainty surrounding acceptance of our new product offerings by our customers, and costs associated with those new offerings, could materially adversely affect our business.
Our strategy depends in part on our continued development and sale of new products, particularly new railcar designs, in order to expand or maintain our market share in our current and new markets. Any new or modified product design that we develop may not gain widespread acceptance in the marketplace and any such product may not be able to compete successfully with existing or new product designs that may be introduced by our competitors. Furthermore, we may experience significant initial costs of production of new products, particularly railcar products, related to training, labor and operating inefficiencies. To the extent that the total costs of production significantly exceed our anticipated costs of production, we may incur losses on the sale of any new products.
Equipment failures, delays in deliveries or extensive damage to our facilities, particularly our railcar manufacturing plants in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.
An interruption in manufacturing capabilities at our railcar plants in Paragould or Marmaduke or at any of our manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of our railcars or railcar and industrial components, which could alter the scheduled delivery dates to our customers and affect our production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to our reputation with our customers and in the railcar industry, all of which could materially adversely affect our business, financial condition and results of operations.
All of our facilities and equipment are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornados or weather conditions. If there is a natural disaster or other serious disruption at any of our facilities, we may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of our facilities, which could materially adversely affect our business, financial condition or results of operations.
Our mobile units and mini-shop repair facilities may expose us to additional risks that may materially adversely affect our business.
Our mobile units and mini-shop repair facilities are available to assist customers in quickly resolving railcar maintenance issues and services may be performed on a customer’s property, thereby increasing our susceptibility to liability. Additionally, the resources available to employees to assist in providing services out of these facilities are less than what is available at a full repair facility. The effects of these risks may, individually or in the aggregate, materially adversely affect our business, financial condition and results of operations.
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
We have entered into joint venture agreements with other companies to increase our sourcing alternatives and reduce costs. We may seek to expand our relationships or enter into new agreements with other companies. If our joint venture partners are unable to fulfill their contractual obligations or if these relationships are otherwise not successful in the future, our manufacturing costs could increase, we could encounter production disruptions, growth opportunities could fail to materialize, or we could be required to fund such joint ventures in amounts significantly greater than initially anticipated, any of which could materially adversely affect our business, financial condition and results of operations.
If any of our joint ventures generate significant losses, it could adversely affect our results of operations. For example, if our Axis joint venture is unable to operate as anticipated, incurs significant losses or otherwise is unable to honor its obligation to us under the Axis loan, our financial results or financial position could be materially adversely affected.

We may pursue new joint ventures, acquisitions or new business endeavors that involve inherent risks, any of which may cause us not to realize anticipated benefits and we may have difficulty integrating the operations of any joint ventures that we form, companies that we acquire or new business endeavors, which could materially adversely affect our results of operations.
We may not be able to successfully identify suitable joint venture, acquisition or new business endeavor opportunities or complete any particular joint venture, acquisition, business combination, other transaction or new business endeavors on acceptable terms. Our identification of suitable joint venture opportunities, acquisition candidates and new business endeavors and the integration of new and acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. These issues may require significant financial resources that could otherwise be used for the ongoing development of our current operations.
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent we pursue opportunities internationally or in new markets where we do not have significant experience. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may experience managerial or other conflicts with our joint venture partners. Any of these items could adversely affect our results of operations.
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
In addition, changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could make the manufacturing and distribution of our products internationally more difficult. The failure to comply with laws governing international business practices may result in substantial penalties and fines. Any international expansion or acquisition that we undertake could heighten these risks related to operating outside of the U.S.
We are subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our failure to comply, with such requirements could materially adversely affect our business, financial condition, results of operations.
We are subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment; the management, use, processing, handling, storage, transport or disposal of hazardous materials; or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and may expose us to liability for the conduct of others or for our actions that complied with all applicable laws at the time these actions were taken. They may also expose us to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials. Despite our intention to be in compliance, we cannot guarantee that we will at all times comply with such requirements. The cost of complying with these requirements may also increase substantially in future years. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could materially adversely affect our business, financial condition and results of operations.
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
As of December 31, 2013, the employees at our sites covered by collective bargaining agreements represent, in the aggregate, approximately 13% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or employees at our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
Our manufacturer’s warranties expose us to potentially significant claims and our business could be harmed if our products contain undetected defects or do not meet applicable specifications.
We may be subject to significant warranty claims in the future relating to workmanship and materials involving our current or future railcar or component product designs. Such claims may include multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective component is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations. Unresolved warranty claims could result in users of our products bringing legal actions against us.
Further, if our railcars or component products are defectively designed or manufactured, are subject to recall for performance or safety-related issues, contain defective components or are misused, we may become subject to costly litigation by our customers or others who may claim to be harmed by our products. Product liability claims could divert management’s attention from our business, be expensive to defend and/or settle and result in sizable damage awards against us.

Our indebtedness could materially adversely affect our business, financial condition and results of operations and prevent us from fulfilling our indebtedness obligations.
As of June 30, 2014, our total debt was $314.3 million, consisting solely of borrowings under our lease fleet financing senior secured term loan facility.
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
Certain real property we acquired from ACF in 1994 had been involved in investigation and remediation activities to address contamination both before and after their transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, it is our understanding that no further investigation or remediation is required at these properties and we do not believe we will incur material costs in connection with such activities, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of any additional investigation or remediation activities relating to these properties, that may be required. These additional costs could be material or could interfere with the operation of our business. Any environmental liabilities we may incur that are not covered by adequate insurance or indemnification will also increase our costs and have a negative impact on our profitability.
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
From time to time, we may invest in marketable securities, or derivatives thereof, including higher risk equity securities and high yield debt instruments. These securities are subject to general credit, liquidity, market risks and interest rate fluctuations that have affected various sectors of the financial markets and in the past have caused overall tightening of the credit markets and declines in the stock markets. The market risks associated with any investments we may make could materially adversely affect our business, financial condition, results of operations and liquidity.
Our investments at any given time also may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, our investment portfolio will be more susceptible to fluctuations in value resulting from adverse economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, our investment portfolio could become concentrated and its aggregate return may be volatile and may be affected substantially by the performance of only one or a few holdings. For reasons not necessarily attributable to any of the risks set forth in this report (for example, supply/demand imbalances or other market forces), the prices of the securities in which we invest may decline substantially.
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
We may be required to reduce inventory carrying values using the lower of cost or market approach in the future due to a decline in market conditions in the industries in which we operate, which could materially adversely affect our business, financial condition and results of operations. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our inventory, long-lived assets or our goodwill could materially adversely affect our business, financial condition and results of operations.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. No triggering events occurred in 2013, or during the six months ended June 30, 2014, to cause concern that our long-lived assets or goodwill would be impaired. We perform an annual goodwill impairment test as of March 1 of each year. As discussed in Note 6 of our consolidated financial statements, no goodwill impairment loss was noted in 2014. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
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
The market price for our common stock has varied between a high closing sales price of $74.93 per share and a low closing sales price of $26.48 per share in the past twenty-four months as of June 30, 2014. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
Sales of substantial amounts of our common stock, or the perception that these sales may occur, may materially adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. Of our outstanding shares of common stock, 55.7% are beneficially owned by Mr. Carl Icahn, our principal beneficial stockholder through IELP.
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
Terrorist attacks could negatively impact our operations and profitability and may expose us to liability.
Terrorist attacks may negatively affect our operations. Such attacks in the past have caused uncertainty in the world financial markets and economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could similarly affect world financial markets and trade, as well as the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact our physical facilities or those of our suppliers or customers, which could adversely impact our operations. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us, or at all.
It is also possible that our products, particularly railcars we produce, could be involved in a terrorist attack. Although the terms of our lease agreements require lessees to indemnify us and others against most damages arising out of the use of the railcars, and we currently carry insurance to potentially offset losses in the event that customer indemnifications prove to be insufficient, we may not be fully protected from liability arising from a terrorist attack that involves our railcars. In addition, any terrorist attack involving any of our railcars may cause reputational damage, or other losses, which could materially and adversely affect our business.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's current report on Form 8-K, filed with the SEC on July 14, 2014)#

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Interim Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	July 31, 2014	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Interim Chief Executive Officer

		By:	/s/ Dale C. Davies
Dale C. Davies, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's current report on Form 8-K, filed with the SEC on July 14, 2014)#

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Interim Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith
#	Indicates a management contract or compensatory plan or arrangement.