Form 10-Q
period 2014-09-30
American Railcar Industries, Inc.
filed 2014-10-31
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on October 30, 2014 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.
INDEX TO FORM 10-Q

Item Number	Page Number
PART I — FINANCIAL INFORMATION

1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013	4

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014 and 2013	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

3. Quantitative and Qualitative Disclosures about Market Risk	33

4. Controls and Procedures	33

PART II — OTHER INFORMATION

1. Legal Proceedings	34

1A. Risk Factors	34

6. Exhibits	49

SIGNATURES	50

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,453	$97,252
Restricted cash	7,217	3,908
Accounts receivable, net	29,006	21,939
Accounts receivable, due from related parties	25,105	16,402
Inventories, net	105,352	90,185
Deferred tax assets	8,941	9,060
Prepaid expenses and other current assets	4,949	6,500
Total current assets	280,023	245,246
Property, plant and equipment, net	159,334	159,375
Railcars on operating leases, net	548,836	372,551
Deferred debt issuance costs, net	2,254	2,026
Goodwill	7,169	7,169
Investments in and loans to joint ventures	28,231	31,430
Other assets	4,077	7,812
Total assets	$1,029,924	$825,609
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,397	$52,772
Accounts payable, due to related parties	2,948	1,410
Accrued expenses and taxes	24,780	20,216
Accrued compensation	15,737	16,071
Current portion of long-term debt	10,612	6,655
Total current liabilities	127,474	97,124
Long-term debt, net of current portion	300,995	188,103
Deferred tax liability	110,516	99,212
Pension and post-retirement liabilities	3,943	4,718
Other liabilities	2,437	2,550
Total liabilities	545,365	391,707
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding as of September 30, 2014 and December 31, 2013	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	246,762	195,574
Accumulated other comprehensive loss	(2,025)	(1,494)
Total stockholders’ equity	484,559	433,902
Total liabilities and stockholders’ equity	$1,029,924	$825,609
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Manufacturing (including revenues from affiliates of $62,698 and $195,068 for the three and nine months ended September 30, 2014, respectively, and $65,678 and $148,660 for the same periods in 2013)	$128,270	$170,943	$488,597	$476,160
Railcar Leasing	17,219	8,301	42,850	22,371
Railcar Services (including revenues from affiliates of $4,912 and $13,574 for the three and nine months ended September 30, 2014, respectively, and $4,307 and $13,461 for the same periods in 2013)	17,353	19,655	51,019	54,882
Total revenues	162,842	198,899	582,466	553,413
Cost of revenues:
Manufacturing	(95,609)	(136,974)	(374,007)	(371,806)
Railcar Leasing	(6,319)	(3,524)	(16,192)	(9,729)
Railcar Services	(14,065)	(15,614)	(40,854)	(43,063)
Total cost of revenues	(115,993)	(156,112)	(431,053)	(424,598)
Gross profit	46,849	42,787	151,413	128,815
Selling, general and administrative	(7,570)	(7,161)	(23,777)	(22,091)
Earnings from operations	39,279	35,626	127,636	106,724
Interest income (including income from related parties of $603 and $1,843 for the three and nine months ended September 30, 2014, respectively, and $669 and $2,026 for the same periods in 2013)	608	672	1,868	2,042
Interest expense	(1,849)	(1,512)	(5,364)	(5,853)
Loss on debt extinguishment	—	—	(1,896)	(392)
Other income	63	16	95	2,024
Earnings (Loss) from joint ventures	3	(505)	(263)	(2,282)
Earnings before income taxes	38,104	34,297	122,076	102,263
Income tax expense	(14,280)	(13,327)	(45,266)	(39,737)
Net earnings	$23,824	$20,970	$76,810	$62,526
Net earnings per common share—basic and diluted	$1.12	$0.98	$3.60	$2.93
Weighted average common shares outstanding—basic and diluted	21,352	21,352	21,352	21,352
Cash dividends declared per common share	$0.40	$0.25	$1.20	$0.75
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$23,824	$20,970	$76,810	$62,526
Currency translation	(590)	262	(632)	(396)
Postretirement plans	55	46	165	140
Short-term investments	—	—	—	(1,213)
Comprehensive income	$23,289	$21,278	$76,343	$61,057
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net earnings	$76,810	$62,526
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	24,423	20,433
Amortization of deferred costs	363	486
(Gain) loss on disposal of property, plant, equipment and leased railcars	(72)	75
Loss from joint ventures	263	2,282
Provision for deferred income taxes	11,182	23,997
Provision for allowance for doubtful accounts receivable	905	14
Items related to investing activities:
Realized and unrealized gains on short-term investments - available for sale securities	—	(141)
Items related to financing activities:
Loss on debt extinguishment	1,896	392
Changes in operating assets and liabilities:
Accounts receivable, net	(7,987)	5,329
Accounts receivable, due from related parties	(8,764)	(9,315)
Inventories, net	(15,235)	7,994
Prepaid expenses and other current assets	(1,734)	(30)
Accounts payable	20,634	(6,927)
Accounts payable, due to related parties	1,538	(1,345)
Accrued expenses and taxes	4,432	16,483
Other	3,007	(4,224)
Net cash provided by operating activities	111,661	118,029
Investing activities:
Purchases of property, plant and equipment	(13,701)	(15,343)
Capital expenditures - leased railcars	(187,861)	(108,314)
Proceeds from the sale of property, plant, equipment and leased railcars	575	2
Proceeds from the sale of short-term investments - available for sale securities	—	12,699
Proceeds from repayments of loans by joint ventures	2,875	2,100
Investments in and loans to joint ventures	—	(136)
Net cash used in investing activities	(198,112)	(108,992)
Financing activities:
Repayments of long-term debt	(201,833)	(178,424)
Proceeds from long-term debt	318,682	99,841
Change in interest reserve related to long-term debt	(26)	(3,965)
Payment of common stock dividends	(25,623)	(16,014)
Debt issuance costs	(2,425)	(432)
Net cash provided by (used in) financing activities	88,775	(98,994)
Effect of exchange rate changes on cash and cash equivalents	(123)	(68)
Increase (Decrease) in cash and cash equivalents	2,201	(90,025)
Cash and cash equivalents at beginning of period	97,252	205,045
Cash and cash equivalents at end of period	$99,453	$115,020

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
The condensed consolidated financial statements of the Company include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), and Longtrain Leasing I, LLC (Longtrain Leasing I). The accounts of American Railcar Mauritius I (ARM I) and American Railcar Mauritius II (ARM II) have also been included through December 27, 2013, the effective date of the sale of all of the Company's ownership interests in such entities. See Note 8, Investments in and Loans to Joint Ventures, for further discussion regarding this sale. All intercompany transactions and balances have been eliminated. In addition, subsequent to the reporting period, the Company added Longtrain Leasing II, LLC (Longtrain Leasing II). See Note 18, Subsequent Events, for further discussion on the nature of this subsidiary.
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
Note 3 — Short-term Investments — Available for Sale Securities
During the first quarter of 2013, Longtrain sold approximately 0.8 million shares of The Greenbrier Companies, Inc. common stock, which had been purchased in the open market, for approximately $12.7 million. This resulted in a realized gain of $2.0 million that was recorded in other income on the condensed consolidated statements of operations. See Note 15 for the amount of unrealized gain on the shares during the nine months ended September 30, 2013.
Note 4 — Accounts Receivable, net
Accounts receivable, net, consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Accounts receivable, gross	$30,019	$22,048
Less allowance for doubtful accounts	(1,013)	(109)
Total accounts receivable, net	$29,006	$21,939

Note 5 — Inventories
Inventories consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$73,385	$63,319
Work-in-process	14,775	19,975
Finished products	19,843	9,205
Total inventories	108,003	92,499
Less reserves	(2,651)	(2,314)
Total inventories, net	$105,352	$90,185
Note 6 — Property, Plant, Equipment and Railcars on Operating Leases, net
The following table summarizes the components of property, plant, equipment and railcars on operating leases, net:

	September 30, 2014	December 31, 2013
	(in thousands)
Operations / Corporate:
Buildings	$162,106	$155,937
Machinery and equipment	192,686	186,844
Land	3,537	3,335
Construction in process	12,895	14,487
	371,224	360,603
Less accumulated depreciation	(211,890)	(201,228)
Property, plant and equipment, net	$159,334	$159,375
Railcar Leasing:
Railcars on operating leases	$575,588	$388,060
Less accumulated depreciation	(26,752)	(15,509)
Railcars on operating leases, net	$548,836	$372,551
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
As of September 30, 2014, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 3 months of 2014	$20,777
2015	59,243
2016	57,525
2017	43,376
2018	31,475
2019 and thereafter	47,670
Total	$260,066

Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Total depreciation expense	$8,751	$7,038	$24,423	$20,433
Depreciation expense on leased railcars	$4,295	$2,573	$11,285	$6,988
Note 7 — Goodwill
As of September 30, 2014, the Company had $7.2 million of goodwill related to the March 2006 acquisition of Custom Steel; a subsidiary of Steel Technologies, Inc. The results attributable to Custom Steel are included in the manufacturing segment.
Goodwill is not amortized, but is subject to an annual review unless conditions arise that require an earlier evaluation. The review for impairment is either a qualitative assessment or a two-step process. If the Company chooses to perform a qualitative assessment and determines that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. For the two-step process, the first step is to compare the estimated fair value of the operating unit with the recorded net book value (including the goodwill). If the estimated fair value of the operating unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the operating unit is below the recorded net book value, then a second step must be performed to determine if impairment of the goodwill is required. In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of the operating unit over the fair value assigned to the operating unit’s assets and liabilities. If the implied fair value of goodwill is less than the book value of the goodwill, the difference is recognized as an impairment loss.
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
Note 8 — Investments in and Loans to Joint Ventures
As of September 30, 2014, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
The Company also previously held, through its wholly-owned direct and indirect subsidiaries, ARM I and ARM II, a 50.0% ownership interest in Amtek Railcar Industries Private Limited (Amtek Railcar), a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture. The Company, sold its subsidiaries, ARM I and ARM II, thereby selling all of its ownership interest in Amtek Railcar to a third party pursuant to a purchase agreement entered into on December 27, 2013. As a result of the sale, the Company no longer participates in Amtek Railcar. Amtek Railcar incurred a net loss of $2.0 million and $4.0 million for the three and nine months ended September 30, 2013, respectively.
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

	September 30, 2014	December 31, 2013
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$8,551	$7,378
Axis	19,680	24,052
Total investments in and loans to joint ventures	$28,231	$31,430
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
The Company has determined that, although the joint venture is a variable interest entity (VIE), accounting for its activity under the equity method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Ohio Castings that most significantly impact its economic performance. The significant factors in this determination were that neither Castings nor the Company, has rights to the majority of returns, losses or votes, all major and strategic decisions are decided between the partners, and the risk of loss to Castings and the Company is limited to the Company’s investment through Castings.
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Results of operations
Revenues	$24,717	$15,199	$60,981	$42,481
Gross profit	$2,961	$1,334	$5,896	$2,239
Net earnings (loss)	$3,085	$1,445	$4,412	$1,096

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
The balance outstanding on these loans, including interest, due to ARI Component, was $30.0 million as of September 30, 2014 and $32.9 million as of December 31, 2013.
The Company has determined that, although the joint venture is a VIE, accounting for its activity under the equity method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that the Company and ARI Component do not have the rights to the majority of votes or the rights to the majority of returns or losses, the executive committee and board of directors of the joint venture are comprised of one representative from each significant partner with equal voting rights and the risk of loss to the Company and ARI Component is limited to its investment in Axis and the loans due to the Company under the Axis Credit Agreement. The Company also considered the factors that most significantly impact Axis’ economic performance and determined that ARI does not have the power to individually direct the majority of those activities.
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Results of operations
Revenues	$16,614	$15,309	$49,690	$38,385
Gross profit	$(610)	$2,002	$904	$3,461
Earnings before interest	$(843)	$1,789	$180	$2,770
Net earnings (loss)	$(2,051)	$445	$(3,523)	$(1,298)
Axis has experienced increased demand during the three and nine months ended September 30, 2014; however, it has also experienced unanticipated interruptions and incurred additional costs in its efforts to meet customer demand.
As of September 30, 2014, the investment in Axis was comprised entirely of ARI’s term loan and revolver. The Company has evaluated these loans to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.

Note 9 — Warranties
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheet in accrued expenses and taxes and is detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Liability, beginning of period	$1,654	$1,519	$1,385	$1,374
Provision for warranties issued during the year, net of adjustments	335	226	931	1,103
Adjustments to warranties issued during previous years	(97)	(314)	(120)	(710)
Warranty claims	(248)	(144)	(552)	(480)
Liability, end of period	$1,644	$1,287	$1,644	$1,287
Note 10 — Long-term Debt
2012 Lease Fleet Financing
In December 2012, Longtrain Leasing I entered into a senior secured delayed draw term loan facility (Original Term Loan) secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases, and certain other assets of Longtrain Leasing I. The Original Term Loan provided for an initial draw at closing (Initial Draw) and allowed for up to two additional draws. Upon closing, the Initial Draw was $98.4 million, net of fees and expenses.
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
January 2014 Lease Fleet Refinancing
On January 15, 2014 (Closing Date), Longtrain Leasing I refinanced its Original Term Loan under an amended and restated credit agreement (Amended and Restated Credit Agreement) to, among other things, increase the aggregate borrowings available thereunder. In connection with the refinancing, Longtrain Leasing I entered into a new senior secured term loan facility in an aggregate principal amount of $316.2 million, net of fees and expenses (Refinanced Term Loan). Of this amount, $194.2 million was used to refinance the Original Term Loan, resulting in net proceeds of $122.0 million. In conjunction with the refinancing, the Company incurred a $1.9 million loss, which is shown as loss on debt extinguishment on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the Original Term Loan. As of September 30, 2014, the outstanding principal balance on the Refinanced Term Loan, including the current portion, was $311.6 million.
The fair value of the Company's borrowings under its lease fleet financing facility was $311.6 million and $194.8 million as of September 30, 2014 and December 31, 2013, respectively, and is based upon estimates by various banks determined by trading levels on the date of measurement using a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.
The terms of the Amended and Restated Credit Agreement also provided Longtrain Leasing I with the right, but not the obligation, within the 90 day period ended on October 15, 2014, to increase the amount of the Refinanced Term Loan in an aggregate additional amount not to exceed $100.0 million subject to the conditions set forth in the Amended and Restated Credit Agreement. Longtrain Leasing I did not exercise this right. However, the Company, through Longtrain Leasing II, entered into a lease fleet financing facility as further discussed in Note 18, Subsequent Events.
The Refinanced Term Loan accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0%, for a rate of 2.2% as of September 30, 2014, subject to an alternative rate as set forth in the Amended and Restated Credit Agreement. The interest rate increases by 2.0% following certain events of default.
Pursuant to the terms of the Original Term Loan and the Amended and Restated Credit Agreement, the Company has been required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of both September 30, 2014 and December 31, 2013, the interest reserve amount was $3.9 million and included within 'Restricted cash' on the condensed consolidated balance sheet. The Refinanced Term Loan may be prepaid at Longtrain Leasing I’s option at any time without premium or penalty (other than customary LIBOR breakage fees) prior to the final scheduled maturity of the Refinanced Term Loan, which is January 15, 2020.
Longtrain Leasing I is required to maintain a loan to value ratio of at least 80% of the Net Aggregate Equipment Value, as defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to ARI and/or Longtrain Leasing I, which are customarily applicable to senior secured facilities. Key covenants include limitations on Longtrain Leasing I’s indebtedness, liens, investments, acquisitions, asset sales, redemption payments, and affiliate and extraordinary transactions; full cash sweep; covenants relating to the maintenance of Longtrain Leasing I as a separate legal entity; financial and other reporting and periodic appraisals; maintenance of railcars, leases, and other assets; and Longtrain Leasing I’s compliance with a Debt Service Coverage Ratio (as defined in the Amended and Restated Credit Agreement) of 1.05 to 1.00, measured quarterly on a nine-month trailing basis, and subject to up to a 75 - 135 day cure period.
The Amended and Restated Credit Agreement also obligates Longtrain Leasing I and ARI to maintain ARI’s separateness and to ensure that the collections from the railcar leases along with the railcars that secure the Refinanced Term Loan are managed in accordance with the Amended and Restated Credit Agreement. Additionally, ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to Longtrain Leasing I without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease Longtrain Leasing I’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the Amended and Restated Credit Agreement) when they are not Eligible Units, subject to limitations on liability set forth in the Amended and Restated Credit Agreement. The Company was in compliance with all of its covenants under the Amended and Restated Credit Agreement as of September 30, 2014.
The Refinanced Term Loan is secured by a first lien on substantially all assets of Longtrain Leasing I, consisting of railcars, railcar leases, receivables and related assets, subject to borrowing base calculations and limited exceptions. As of September 30, 2014, the net book value of the railcars that were pledged as part of the Refinanced Term Loan was $306.4 million. As of December 31, 2013, the net book value of the railcars that were pledged as part of the Original Term Loan was $216.7 million.
The future contractual minimum rental revenues related to the railcars pledged as of September 30, 2014 are as follows (in thousands):

Remaining 3 months of 2014	$9,051
2015	35,862
2016	35,074
2017	26,433
2018	16,984
2019 and thereafter	31,649
Total	$155,053
The remaining principal payments under the Amended and Restated Credit Agreement as of September 30, 2014 are as follows (in thousands):

Remaining 3 months of 2014	$2,653
2015	10,612
2016	10,612
2017	10,612
2018	13,703
2019 and thereafter	263,415
Total	$311,607
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
Note 11 — Income Taxes
The Company’s federal income tax returns for tax years 2010 and beyond remain subject to examination, with the latest statute of limitations expiring in September 2017. Certain of the Company's 2008 and 2009 state income tax returns and all of the Company's state income tax returns for 2010 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2019. The Company’s foreign subsidiary’s income tax returns for 2010 and beyond remain open to examination by foreign tax authorities.
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
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Service cost	$56	$49	$170	$148
Interest cost	243	221	728	662
Expected return on plan assets	(313)	(279)	(939)	(836)
Amortization of net actuarial loss/prior service cost	69	194	208	582
Net periodic cost recognized	$55	$185	$167	$556

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Service cost	$—	$—	$—	$1
Interest cost	—	1	2	3
Amortization of net actuarial gain/prior service credit	(14)	(117)	(43)	(351)
Net periodic benefit recognized	$(14)	$(116)	$(41)	$(347)
The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.3 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.7 million for each of the nine months ended September 30, 2014 and 2013.

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
Note 14 — Share-Based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, or stock appreciation rights (SARs) and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Share-based compensation expense
Cost of revenues: Manufacturing	$239	$195	$1,002	$689
Cost of revenues: Railcar Services	13	70	251	102
Selling, general and administrative	288	900	3,259	3,449
Total share-based compensation expense	$540	$1,165	$4,512	$4,240
As of September 30, 2014, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $1.9 million and were expected to be recognized over a weighted average period of 26 months.
Note 15 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance December 31, 2012	$1,213	$1,562	$(3,162)	$(387)
Currency translation	—	(396)	—	(396)
Unrealized gain on available for sale securities, net of tax effect of $51	93	—	—	93
Reclassifications related to pension and postretirement plans, net of tax effect of $60 (1)	—	—	140	140
Reclassifications related to available for sale securities, net of tax effect of $702 (2)	(1,306)	—	—	(1,306)
Balance September 30, 2013	$—	$1,166	$(3,022)	$(1,856)

Balance December 31, 2013	$—	$760	$(2,254)	$(1,494)
Currency translation	—	(632)	—	(632)
Reclassifications related to pension and postretirement plans, net of tax effect of $64 (1)	—	—	101	101
Balance September 30, 2014	$—	$128	$(2,153)	$(2,025)

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
Note 16 — Related Party Transactions
Agreements with ACF
The Company has the following agreements with ACF, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP:
Manufacturing services agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. ARI purchased $1.3 million and $2.2 million of components from ACF during the three and nine months ended September 30, 2014, respectively and less than $0.1 million during both comparable periods in 2013. The agreement automatically renews unless written notice is provided by the Company.
Purchasing and engineering services agreement
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI’s audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a non-exclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell such tank railcars during the term of the agreement. In August 2014, ARI and ACF amended this agreement to, among other things, extend the termination date from December 31, 2014 to December 31, 2015, subject to certain early termination events.
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
Under the agreement, ACF had the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through December 31, 2015. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
Revenues of $4.3 million and $16.1 million for the three and nine months ended September 30, 2014, respectively, compared to $3.4 million and $6.6 million for the same periods in 2013 were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
Agreements with IELP Entities
The Company has or had the following agreements with companies controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP, including, but not limited to, ARL and/or ARL's wholly-owned subsidiary, AEP Leasing LLC (collectively, the IELP Entities):
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
Revenues of $4.9 million and $13.6 million for the three and nine months ended September 30, 2014, respectively, compared to $4.3 million and $13.5 million for the same periods in 2013 were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on services provided to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.
Railcar management agreements
On February 29, 2012, the Company entered into a railcar management agreement with ARL, pursuant to which the Company engaged ARL to sell or lease ARI’s railcars in certain markets, subject to the terms and conditions of the agreement. The agreement was effective as of January 1, 2011, will continue through December 31, 2015, and may be renewed upon written agreement by both parties. In December 2012, Longtrain Leasing I entered into a similar agreement with ARL. In January 2014, Longtrain Leasing I and ARL amended this agreement to, among other things, extend the termination date to January 15, 2020 (collectively the Railcar Management Agreements).
The Railcar Management Agreements also provide that ARL will manage the Company’s and Longtrain Leasing I's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of each agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreements were unanimously approved by the independent directors of the Company's audit committee on the basis that the terms were no less favorable than those that could have been obtained from an independent third party.
Total lease origination and management fees incurred under the Railcar Management Agreements were $1.6 million and $3.4 million for the three and nine months ended September 30, 2014, respectively, compared to $0.6 million and $1.6 million for the same periods in 2013. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.2 million and $0.4 million were incurred for each of the three and nine months ended September 30, 2014, respectively, compared to $0.1 million and $0.3 million for the same periods in 2013. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.

Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements as well as on a purchase order basis. Revenues from railcars sold to the IELP Entities were $54.1 million and $179.0 million for the three and nine months ended September 30, 2014, respectively, compared to $62.4 million and $142.0 million for the same periods in 2013 and are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.
Agreements with other related parties
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $30.0 million and $32.9 million as of September 30, 2014 and December 31, 2013, respectively. See Note 8 for further information regarding this transaction and the terms of the underlying loans.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, which extends through November 2015, ARI sells and MWR purchases scrap metal from several ARI plant locations. MWR collected scrap material totaling $2.4 million and $6.7 million for the three and nine months ended September 30, 2014, respectively, compared to $1.5 million and $4.8 million for the same periods in 2013. This agreement was entered into at arm’s-length and was approved by the independent directors of the Company’s audit committee on the basis that the terms of the agreement were no less favorable than those that could have been obtained from an independent third party.
Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. During both the three and nine months ended September 30, 2014 and 2013, the Company incurred less than $0.1 million in fees as a member of Insight Portfolio Group. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
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
Financial information for transactions with related parties
Cost of revenues for manufacturing included $33.5 million and $93.9 million for the three and nine months ended September 30, 2014, respectively, compared to $23.5 million and $63.6 million for the same periods in 2013 for railcar components purchased from joint ventures.
Inventory as of September 30, 2014 and December 31, 2013, included $5.9 million and $6.2 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.
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

	Revenues			Earnings (Loss) from Operations
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
Three Months Ended September 30, 2014
Manufacturing	$128,270	$143,706	$271,976	$30,696	$44,017	$74,713
Railcar Leasing	17,219	—	17,219	9,473	(7)	9,466
Railcar Services	17,353	38	17,391	2,674	10	2,684
Corporate/Eliminations	—	(143,744)	(143,744)	(3,564)	(44,020)	(47,584)
Total Consolidated	$162,842	$—	$162,842	$39,279	$—	$39,279
Three Months Ended September 30, 2013
Manufacturing	$170,943	$34,824	$205,767	$32,075	$9,633	$41,708
Railcar Leasing	8,301	—	8,301	4,155	5	4,160
Railcar Services	19,655	31	19,686	3,292	(13)	3,279
Corporate/Eliminations	—	(34,855)	(34,855)	(3,896)	(9,625)	(13,521)
Total Consolidated	$198,899	$—	$198,899	$35,626	$—	$35,626
Nine Months Ended September 30, 2014
Manufacturing	$488,597	$269,040	$757,637	$108,948	$83,374	$192,322
Railcar Leasing	42,850	—	42,850	23,102	(40)	23,062
Railcar Services	51,019	222	51,241	7,971	58	8,029
Corporate/Eliminations	—	(269,262)	(269,262)	(12,385)	(83,392)	(95,777)
Total Consolidated	$582,466	$—	$582,466	$127,636	$—	$127,636
Nine Months Ended September 30, 2013
Manufacturing	$476,160	$135,315	$611,475	$98,834	$29,541	$128,375
Railcar Leasing	22,371	—	22,371	9,963	17	9,980
Railcar Services	54,882	126	55,008	9,680	(11)	9,669
Corporate/Eliminations	—	(135,441)	(135,441)	(11,753)	(29,547)	(41,300)
Total Consolidated	$553,413	$—	$553,413	$106,724	$—	$106,724

Total Assets	September 30, 2014	December 31, 2013
	(in thousands)
Manufacturing	$327,816	$298,951
Railcar Leasing	746,340	478,000
Railcar Services	53,739	52,150
Corporate/Eliminations	(97,971)	(3,492)
Total Consolidated	$1,029,924	$825,609
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Manufacturing	38.5%	32.9%	33.5%	26.8%
Railcar Leasing	—%	—%	—%	—%
Railcar Services	3.0%	2.2%	2.3%	2.4%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Manufacturing revenues from significant customers	51.3%	67.2%	44.9%	62.8%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Manufacturing receivables from significant customers	43.0%	22.6%
Note 18 — Subsequent Events
On October 16, 2014 (the Closing Date), the Company, through its wholly-owned subsidiary, Longtrain Leasing II, entered into a lease fleet financing facility for $100.0 million under a term loan agreement (Term Loan Facility), to support the growth of its leasing business. The Term Loan Facility matures in April 2015. The Term Loan Facility is the obligation of Longtrain Leasing II, is generally non-recourse to ARI, and is secured by a first lien on substantially all assets of Longtrain Leasing II, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions.

Subject to the provisions of the Term Loan Facility, the principal borrowed thereunder (the Loan) accrues interest at a rate determined by reference to an index or, subject to certain circumstances, at a base rate. For the portion of the Loan accruing interest at a rate determined by reference to an index, (i) except during a period when the lender for such portion of the Loan is funding and maintaining such portion of the Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of LIBOR (as determined under the Term Loan Facility) for such period plus the Applicable Margin (described below), and (ii) during a period when the lender for such portion of the Loan is funding and maintaining such portion of the Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of the applicable commercial paper rate (the CP Rate as determined under the Term Loan Facility) plus the Applicable Margin (described below). From and including the Closing Date and through and including the date that is six months from the Closing Date, the Applicable Margin is equal to a rate per annum of 1.45%. Thereafter, the Applicable Margin increases to a rate per annum equal to 2.95%. The interest rate increases by 2.0% following certain defaults. For the portion of the Loan accruing interest at the base rate, the interest rate is the higher of the federal funds rate designated by the Term Loan Facility, plus 0.5%, or the prime rate designated by the Term Loan Facility. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date.
On October 28, 2014, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of December 12, 2014 that will be paid on December 19, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our industry, potential regulatory developments, anticipated customer demand for our products, trends relating to our shipments, leasing, railcar services and revenues, our strategic objectives and long-term strategies, trends related to shipments for direct sale versus lease, our results of operations, financial condition and the sufficiency of our capital resources, statements regarding our capital expenditure plans, short- and long-term liquidity needs and financing plans and expansion of our business, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our backlog, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	our prospects in light of the cyclical nature of our business;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets;

•	the health of and prospects for the overall railcar industry;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders;

•	our ability to manage overhead and variations in production rates;

•	our ability to recruit, retain and train adequate numbers of qualified personnel;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the risk of being unable to market or remarket railcars for sale or lease at favorable prices or on favorable terms or at all;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to further support the growth of our lease fleet;

•	the impact, costs and expenses of any litigation we may be subject to now or in the future;

•	risks associated with ongoing compliance with environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the conversion of our railcar backlog into revenues;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production at our joint ventures;

•	the risks, impact and anticipated benefits associated with potential joint ventures, acquisitions or new business endeavors;

•	the implementation, integration with other systems or ongoing management of our new enterprise resource planning system; and

•	risks related to our indebtedness and compliance with covenants contained in our financing arrangement.

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
The North American railcar market has been, and we expect it to continue to be, highly cyclical. The railcar market continues to experience high levels of demand with industry backlog at its highest point in over two decades. Demand for hopper railcars continues to rise as the market has strengthened. Consistent with industry expectations, we believe strong demand for hopper railcars will continue for the next several quarters. Additionally, tank railcar deliveries continue at strong levels. Potential regulations related to tank railcars in the U.S. and Canada, if adopted, likely would impact future new railcar production rates and orders from our customers, as well as require retrofit and maintenance work to existing railcars, which we believe ARI is well-positioned to support. We cannot assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types will improve, or that our railcar backlog, orders or shipments will track industry-wide trends. Similarly, we cannot assure you of the scope, timing or impact of any potential regulatory change affecting the North American railcar industry.
In the third quarter of 2014, we experienced another quarter of increasing backlog. As of September 30, 2014, our new railcar backlog reached its highest point since December 2007 at 11,418 railcars, including 2,654 railcars (23%) for lease customers. In response to changes in customer demand, we continue to adjust production rates as needed at our railcar manufacturing facilities. Our ability to sustain high production volumes at our tank railcar facility, effectively ramp up production at our hopper railcar facility, and improve efficiencies at other facilities contributed to our strong results, with competitive consolidated operating margins of 24.1% and 21.9% for the three and nine months ended September 30, 2014. We believe our production processes to be very efficient at producing high quality railcars, which has yielded increasing consolidated operating margins throughout 2014.
During the third quarter of 2014, we shipped 2,151 railcars, which is 31% higher than that of the same period in 2013. Railcars built for the Company's lease fleet represented 52% of ARI’s total railcar shipments during the third quarter of 2014 compared to 17% for the same period in 2013. This resulted in a lower level of direct sale shipments as compared to recent quarters. We continue to be strategic in our selection of orders for railcars that will be added to our lease fleet versus direct sale. We currently expect that, during the fourth quarter of 2014, more of our railcar shipments will be for our lease fleet than for direct sale. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
To further diversify our business, we remain committed to the growth of our lease fleet and are evaluating opportunities within our repair network to increase capacity or expand to new locations to meet increasing demand for retrofits, tank certifications, and railcar maintenance. During the third quarter of 2014, our Brookhaven, Mississippi repair plant became operational. In addition, we are currently expanding two of our existing repair plants. We expect these projects will be completed in 2015, thus further expanding our capacity for repair projects.

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013
Consolidated Results

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2014	2013	Change	Change	2014	2013	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$128,270	$170,943	$(42,673)	(25.0)	$488,597	$476,160	$12,437	2.6
Railcar leasing	17,219	8,301	8,918	107.4	42,850	22,371	20,479	91.5
Railcar services	17,353	19,655	(2,302)	(11.7)	51,019	54,882	(3,863)	(7.0)
Total revenues	$162,842	$198,899	$(36,057)	(18.1)	$582,466	$553,413	$29,053	5.2
Cost of revenues:
Manufacturing	$(95,609)	$(136,974)	$41,365	30.2	$(374,007)	$(371,806)	$(2,201)	(0.6)
Railcar leasing	(6,319)	(3,524)	(2,795)	(79.3)	(16,192)	(9,729)	$(6,463)	(66.4)
Railcar services	(14,065)	(15,614)	1,549	9.9	(40,854)	(43,063)	$2,209	5.1
Total cost of revenues	$(115,993)	$(156,112)	$40,119	25.7	$(431,053)	$(424,598)	$(6,455)	(1.5)
Selling, general and administrative	(7,570)	(7,161)	(409)	(5.7)	(23,777)	(22,091)	(1,686)	(7.6)
Earnings from operations	$39,279	$35,626	$3,653	10.3	$127,636	$106,724	$20,912	19.6
Revenues
Our total consolidated revenues for the three months ended September 30, 2014 decreased by 18.1% compared to the same period in 2013. This decrease was due to decreased revenues in our manufacturing and railcar services segments, partially offset by higher railcar leasing revenues. During the three months ended September 30, 2014, we shipped 1,034 direct sale railcars, which excludes 1,117 railcars (51.9% of total shipments) built for our lease fleet, compared to 1,360 direct sale railcars for the same period of 2013, which excludes 280 railcars (17.1% of total shipments) built for our lease fleet.
Our total consolidated revenues for the nine months ended September 30, 2014 increased by 5.2% compared to the same period in 2013. This increase was due to increased revenues in our manufacturing and railcar leasing segments, partially offset by lower railcar services revenues. During the nine months ended September 30, 2014, we shipped 3,834 direct sale railcars, which excludes 2,067 railcars (35.0% of total shipments) built for our lease fleet, compared to 3,660 direct sale railcars for the same period of 2013, which excludes 1,190 railcars (24.5% of total shipments) built for our lease fleet.
Manufacturing revenues decreased by 25.0% during the three month period ended September 30, 2014 compared to the same period in 2013. The change during the quarter was a result of multiple factors. As discussed above, during the third quarter of 2014 we shipped 326 fewer railcars for direct sale than during the same period in 2013, accounting for 26.1% of the total decrease in manufacturing revenues. This decrease was partially offset by an increase of 1.1% related to higher revenues from certain material cost changes that we generally pass through to customers, as discussed below. While production of tank railcars continues at strong levels, a higher percentage of tank railcars were built for our lease fleet during the third quarter of 2014 compared to the same period of 2013, with the related revenues being eliminated in consolidation, as discussed below. In contrast, as the hopper railcar market has strengthened, hopper railcar shipments for direct sale increased in the third quarter of 2014 compared to the same period in 2013. Hopper railcars generally sell at lower prices than tank railcars due to less material and labor content. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
Manufacturing revenues increased by 2.6% during the nine month period ended September 30, 2014 compared to the same period in 2013. The change in manufacturing revenues during the first nine months of the year was due to a 0.2% increase resulting from higher volumes of railcar shipments for direct sale, as discussed above, and an increase of 2.4% due to higher revenues from certain material cost changes that we generally pass through to customers, as discussed below.

Leasing revenues increased by 107.4% and 91.5% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 due to an increase in the number of railcars in our lease fleet and higher average lease rates. The lease fleet grew from 3,780 railcars at September 30, 2013 to 6,508 railcars at September 30, 2014.

Railcar services revenues decreased by 11.7% and 7.0% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Revenue decreased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to certain repair projects being performed at our hopper railcar manufacturing facility during the third quarter of 2013 that did not continue into 2014. In 2014, production of hopper railcars has ramped up due to increased demand, thus these repair projects are no longer being performed at our manufacturing facilities.
Cost of revenues
Our total consolidated cost of revenues decreased by 25.7% for the three months ended September 30, 2014 compared to the same period in 2013. The decrease was primarily due to a decrease in our manufacturing and railcar services segments, partially offset by an increase in the railcar leasing segment.
Our total consolidated cost of revenues increased by 1.5% for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in our manufacturing and railcar leasing segments, partially offset by a decrease in the railcar services segment.
Cost of revenues decreased for our manufacturing segment by 30.2% for the three months ended September 30, 2014 compared to the same period in 2013. This change was primarily a result of lower direct sale railcar shipments causing a 31.7% decrease in manufacturing cost of revenues, as discussed above, partially offset by an increase of 1.5% resulting from higher material costs for key components and steel. The increase in costs for key components and steel is also reflected as an increase in selling prices as our sales contracts generally include provisions to adjust prices for increases and decreases in the cost of most raw materials and components.
Cost of revenues increased for our manufacturing segment by 0.6% for the nine months ended September 30, 2014 compared to the same period in 2013. This change was due to an increase of 3.1% resulting from higher material costs for key components and steel partially offset by a decrease of 2.5% due to a change in the mix of direct sale railcar shipments. Although overall direct sale railcar shipments have increased in 2014 compared to 2013, direct sale shipments of hopper railcars, which generally cost less than tank railcars due to less material and labor content, increased during this time.
Cost of revenues for our leasing segment increased by 79.3% and 66.4% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily as a result of an increase in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment decreased by 9.9% for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to no longer performing certain repair projects at our hopper railcar manufacturing plant, as discussed above.
Cost of revenues for our railcar services segment decreased by 5.1% for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to no longer performing certain repair projects at our hopper railcar manufacturing plant, as discussed above, partially offset by higher costs associated with the increased paint and lining work at our repair facilities.
Selling, general and administrative expenses
Our selling, general and administrative expenses were $7.6 million for the third quarter of 2014 compared to $7.2 million for the same period in 2013. This $0.4 million increase was primarily driven by increases of $0.9 million in bad debt expense and $0.8 million in salaries and benefits, partially offset by a decrease of $1.0 million in incentive compensation (including share-based compensation) as well as fluctuations in various other corporate expenses.
Our total consolidated selling, general and administrative costs increased by $1.7 million, or 7.6%, for the nine months ended September 30, 2014 compared to the same period in 2013. This increase was primarily attributable to increases of $1.7 million in salaries and benefits, $0.9 million in bad debt expense, and $0.6 million in consulting costs, partially offset by a decrease of $1.0 million in incentive compensation (including share-based compensation) as well as fluctuations in various other corporate expenses.
Interest expense
Our total consolidated interest expense increased by 22.3% for the three months ended September 30, 2014, compared to the same period in 2013. This increase resulted from a higher average debt balance as a result of increased borrowings under our lease fleet financing during the first quarter of 2014, partially offset by a lower interest rate under the 2014 borrowing, as discussed below. Our weighted average interest rate during the third quarter of 2014 was 2.2% compared to a weighted average interest rate of 2.7% during the same period in 2013.
Our total consolidated interest expense decreased by 8.4% for the nine months ended September 30, 2014, compared to the same period in 2013. This decrease was driven by the lower weighted average interest rate of 2.2% during the first nine months of 2014 compared to a weighted average interest rate of 3.6% during the same period in 2013. The higher weighted average interest rate during the first nine months of 2013 was due to the 7.5% senior unsecured notes (Notes) that were redeemed on March 1, 2013. This decrease was partially offset by a higher average debt balance during the first nine months of 2014 compared to the same period in 2013.
Loss on debt extinguishment
During the nine months ended September 30, 2014, we refinanced our lease fleet financing facility, paying off $194.2 million of outstanding debt under our original 2012 lease fleet financing facility with borrowings under a new facility. This refinancing resulted in a $1.9 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the original lease fleet financing facility. During the same period in 2013, we redeemed $175.0 million of the aggregate principal amount of our Notes, resulting in a $0.4 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the Notes.
Other income
Other income decreased by $1.9 million for the nine months ended September 30, 2014, compared to the same period in 2013. The Company has not made any short-term investments during the first nine months of 2014, compared to the same period in 2013 when other income of $2.0 million was recognized primarily due to realized gains on the sale of short-term investments.
Earnings (Loss) from Joint Ventures
The breakdown of our earnings (loss) from joint ventures during the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Ohio Castings	$842	$463	$379	$1,172	$351	$821
Axis	(839)	53	(892)	(1,435)	(641)	(794)
Amtek Railcar - India	—	(1,021)	1,021	—	(1,992)	1,992
Total Earnings (Loss) from Joint Ventures	$3	$(505)	$508	$(263)	$(2,282)	$2,019
Our joint venture earnings (loss) was earnings of less than $0.1 million and a loss of $0.3 million for the three and nine months ended September 30, 2014, respectively, compared to losses of $0.5 million and $2.3 million for the same periods in 2013. The increases in both periods were primarily due to our share of losses incurred at our India joint venture, Amtek Railcar Industries Private Limited (Amtek), which was sold in December 2013. Additionally, our share of earnings from our Ohio Castings Company LLC (Ohio Castings) joint venture were $0.8 million and $1.2 million for the three and nine months ended September 30, 2014, respectively, compared to earnings of $0.5 million and $0.4 million for the same periods in 2013. These increases were a result of increased sales and production levels due to strong railcar industry demand. Our Axis, LLC (Axis) joint venture has also experienced increased demand during the three and nine months ended September 30, 2014; however, it has also experienced unanticipated interruptions and incurred additional costs in its efforts to meet customer demand during the three and nine months ended September 30, 2014 compared to the same period in the prior year.
Income Tax Expense
Our income tax expense was $14.3 million, or 37.5% of our earnings before income taxes, and $45.3 million, or 37.1% of our earnings before income taxes for the three and nine months ended September 30, 2014, respectively, compared to $13.3 million, or 38.9% of our earnings before income taxes, and $39.7 million, or 38.9% of our earnings before income taxes for the same periods in 2013. The decrease in our effective tax rate was primarily due to an increased domestic production activities deduction during 2014 compared to 2013.

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

	Three Months Ended September 30,
	2014			2013
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$128,270	$143,706	$271,976	$170,943	$34,824	$205,767	$66,209
Railcar Leasing	17,219	—	17,219	8,301	—	8,301	8,918
Railcar Services	17,353	38	17,391	19,655	31	19,686	(2,295)
Eliminations	—	(143,744)	(143,744)	—	(34,855)	(34,855)	(108,889)
Total Consolidated	$162,842	$—	$162,842	$198,899	$—	$198,899	$(36,057)
Earnings (Loss) from Operations
Manufacturing	$30,696	$44,017	$74,713	$32,075	$9,633	$41,708	$33,005
Railcar Leasing	9,473	(7)	9,466	4,155	5	4,160	5,306
Railcar Services	2,674	10	2,684	3,292	(13)	3,279	(595)
Corporate/Eliminations	(3,564)	(44,020)	(47,584)	(3,896)	(9,625)	(13,521)	(34,063)
Total Consolidated	$39,279	$—	$39,279	$35,626	$—	$35,626	$3,653

	Nine Months Ended September 30,
	2014			2013
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$488,597	$269,040	$757,637	$476,160	$135,315	$611,475	$146,162
Railcar Leasing	42,850	—	42,850	22,371	—	22,371	20,479
Railcar Services	51,019	222	51,241	54,882	126	55,008	(3,767)
Eliminations	—	(269,262)	(269,262)	—	(135,441)	(135,441)	(133,821)
Total Consolidated	$582,466	$—	$582,466	$553,413	$—	$553,413	$29,053
Earnings (Loss) from Operations
Manufacturing	$108,948	$83,374	$192,322	$98,834	$29,541	$128,375	$63,947
Railcar Leasing	23,102	(40)	23,062	9,963	17	9,980	13,082
Railcar Services	7,971	58	8,029	9,680	(11)	9,669	(1,640)
Corporate/Eliminations	(12,385)	(83,392)	(95,777)	(11,753)	(29,547)	(41,300)	(54,477)
Total Consolidated	$127,636	$—	$127,636	$106,724	$—	$106,724	$20,912

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Operating Margins
Manufacturing	27.5%	20.3%	25.4%	21.0%
Railcar Leasing	55.0%	50.1%	53.8%	44.6%
Railcar Services	15.4%	16.7%	15.7%	17.6%

Manufacturing
Our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, increased by $66.2 million and $146.2 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 as a result of increased hopper railcar shipments as well as strong tank railcar market conditions. During the third quarter of 2014, we shipped 2,151 railcars, including 1,117 railcars built for our lease fleet, compared to 1,640 railcars for the same period of 2013, including 280 railcars built for our lease fleet. During the first nine months of 2014, we shipped 5,901 railcars, including 2,067 railcars built for our lease fleet, compared to 4,850 railcars for the same period of 2013, including 1,190 railcars built for our lease fleet. The primary reason for the increase in revenues was higher hopper railcar shipments and strong general market conditions for tank railcars.
Manufacturing segment revenues for the three months ended September 30, 2014 included estimated revenues of $143.7 million relating to railcars built for our lease fleet, compared to $34.8 million for the same period in 2013. Revenues related to railcars built for our lease fleet increased due to a higher quantity of both tank and hopper railcars shipped for lease. Manufacturing segment revenues for the nine months ended September 30, 2014 included estimated revenues of $269.0 million relating to railcars built for our lease fleet, compared to $135.3 million for the same period in 2013. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 52% and 35% of our railcar shipments during the three and nine months ended September 30, 2014, respectively, compared to 17% and 25% of our railcar shipments during the same periods in 2013.
From time to time, we manufacture and sell railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, American Railcar Leasing LLC (ARL) and ARL's wholly-owned subsidiary, AEP Leasing LLC (AEP) (collectively, the IELP Entities) under long-term agreements as well as on a purchase order basis. Manufacturing segment revenues for the three and nine months ended September 30, 2014 included direct sales of railcars to the IELP Entities totaling $54.1 million and $174.8 million, respectively, compared to $62.4 million and $142.0 million for the same periods in 2013. In addition, we recorded $4.3 million and $16.1 million of revenue from ACF Industries LLC (ACF) for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF during the three and nine months ended September 30, 2014, respectively, compared to $3.4 million and $6.6 million for the same periods in 2013. Total manufacturing segment revenues from our affiliates represent 38.5% and 33.5% of our total consolidated revenues for the three and nine months ended September 30, 2014, respectively, compared to 32.9% and 26.8% for the same periods in 2013. ACF is also affiliated with Mr. Carl Icahn, our principal beneficial stockholder through IELP.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, increased by $33.0 million and $63.9 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $44.0 million and $83.4 million for the three and nine months ended September 30, 2014, respectively, compared to $9.6 million and $29.5 million for the same periods in 2013. The estimated profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from our manufacturing segment increased to 27.5% for the three months ended September 30, 2014 compared to 20.3% for the same period in 2013 and increased to 25.4% for the nine months ended September 30, 2014 compared to 21.0% for the same period in 2013. This increase was due to ramped up production levels at our hopper railcar manufacturing facility that created operating efficiencies and leveraged overhead costs. This is in addition to efficiencies that we continue to generate at our tank railcar manufacturing facility due to continued high production volumes.
Railcar Leasing
Our railcar leasing segment revenues for the three and nine months ended September 30, 2014 increased by $8.9 million and $20.5 million, respectively, compared to the same periods in 2013. The increase in revenues was driven by an increase in railcars on lease with third parties and an increase in the average lease rate, as discussed above.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $5.3 million and $13.1 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. This increase is primarily due to the growth in the number of railcars in our lease fleet and higher average lease rates.

Railcar Services
Our railcar services segment revenues decreased by $2.3 million and $3.8 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease was primarily due to no longer performing certain repair projects at our hopper railcar manufacturing facility, as discussed above.
For the three and nine months ended September 30, 2014, our railcar services segment revenues included transactions with ARL totaling $4.9 million, or 3.0% of our total consolidated revenues, and $13.6 million, or 2.3% of our total consolidated revenues, for the three and nine months ended September 30, 2014, respectively, compared to $4.3 million, or 2.2% of our total consolidated revenues and $13.5 million, or 2.4% of our total consolidated revenues, for the same periods in 2013.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased by $0.6 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Operating margins for this segment were 15.4% and 15.7% for the three and nine months ended September 30, 2014, respectively, compared to 16.7% and 17.6% for the same periods in 2013. These decreases are due to a decrease in revenues, as discussed above, in addition to start up costs associated with the new Brookhaven repair plant that became operational during the third quarter of 2014.
BACKLOG
We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of September 30, 2014, our total backlog was 11,418 railcars, of which 8,764 railcars with an estimated market value of $826.9 million were orders for direct sale and 2,654 railcars with an estimated market value of $314.5 million were orders for railcars that will be subject to lease. As of September 30, 2014, approximately 20% of the railcars in our backlog are expected to be delivered during 2014, of which 9% are for direct sale and 11% are for lease. The remaining 80% of the railcars in our backlog are scheduled to be delivered in 2015 and beyond. As of December 31, 2013, our total backlog was 8,560 railcars, of which 6,230 railcars with an estimated market value of $713.4 million were orders for direct sale and 2,330 railcars with an estimated market value of $326.7 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of September 30, 2014, approximately 77% of the total number of railcars in our backlog were railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliates, the IELP Entities, accounted for 20% of the total number of railcars in our backlog as of September 30, 2014.
Railcars for Lease. As of September 30, 2014, approximately 23% of the total number of railcars in our backlog were railcars for lease, subject to firm orders. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2014, we had net working capital of $152.5 million, including $99.5 million of cash and cash equivalents. As of September 30, 2014, we had $311.6 million of debt outstanding under our lease fleet financing senior secured term loan facility.

Outstanding and Available Debt
Lease fleet financings
In January 2014, our wholly-owned subsidiary, Longtrain Leasing I, LLC (Longtrain Leasing I), refinanced its original 2012 lease fleet financing facility under an amended and restated credit agreement (Amended and Restated Credit Agreement) in order to, among other things, increase the borrowings available thereunder. In connection with the refinancing, Longtrain Leasing I received borrowings of $316.2 million, net of fees and expenses. Of this amount, $194.2 million was used to refinance the original 2012 lease fleet financing facility, resulting in net proceeds to the Company of $122.0 million.
The Longtrain Leasing I lease fleet financing facility accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0% and matures in January 2020. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date. Pursuant to the terms of the original 2012 credit agreement and the Amended and Restated Credit Agreement, Longtrain Leasing I has been required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of both September 30, 2014 and December 31, 2013, the interest reserve amount was $3.9 million.
The terms of the Amended and Restated Credit Agreement also provided Longtrain Leasing I with the right, but not the obligation, within the 90 day period ended on October 15, 2014, to increase the amount of the senior secured term loan facility in an aggregate additional amount not to exceed $100.0 million subject to the conditions set forth in the Amended and Restated Credit Agreement. Longtrain Leasing I did not exercise this right.
In October 2014, our wholly-owned subsidiary, Longtrain Leasing II, LLC (Longtrain Leasing II), entered into a lease fleet financing facility for $100.0 million under a term loan agreement (Term Loan Facility) in order to support and grow our leasing business. The Term Loan Facility matures in April 2015.
Subject to the provisions of the Term Loan Facility, the principal borrowed thereunder (the Loan) accrues interest at a rate determined by reference to an index or, subject to certain circumstances, at a base rate. For the portion of the Loan accruing interest at a rate determined by reference to an index, (i) except during a period when the lender for such portion of the Loan is funding and maintaining such portion of the Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of LIBOR (as determined under the Term Loan Facility) for such period plus the Applicable Margin (described below), and (ii) during a period when the lender for such portion of the Loan is funding and maintaining such portion of the Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of the applicable commercial paper rate (the CP Rate as determined under the Term Loan Facility) plus the Applicable Margin (described below). From and including the Closing Date and through and including the date that is six months from the Closing Date, the Applicable Margin is equal to a rate per annum of 1.45%. Thereafter, the Applicable Margin increases to a rate per annum equal to 2.95%. The interest rate increases by 2.0% following certain defaults. For the portion of the Loan accruing interest at the base rate, the interest rate is the higher of the federal funds rate designated by the Term Loan Facility, plus 0.5%, or the prime rate designated by the Term Loan Facility. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date.
Both the Longtrain Leasing I and Longtrain Leasing II lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on substantially all assets of Longtrain Leasing I and Longtrain Leasing II, respectively, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to Longtrain Leasing I and Longtrain Leasing II without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease Longtrain Leasing I and Longtrain Leasing II’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents.
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

Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Nine Months Ended September 30,
	2014	2013	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$111,661	$118,029	$(6,368)
Investing activities	(198,112)	(108,992)	(89,120)
Financing activities	88,775	(98,994)	187,769
Effect of exchange rate changes on cash and cash equivalents	(123)	(68)	(55)
Increase (Decrease) in cash and cash equivalents	$2,201	$(90,025)	$92,226

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the nine months ended September 30, 2014 was $111.7 million compared to $118.0 million for the same period in 2013. This decrease was primarily due to changes in various operating assets and liabilities, including accounts receivable and inventories, due to the timing of shipments and customer payments partially offset by increased earnings, as described above.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the nine months ended September 30, 2014 was $198.1 million compared to $109.0 million in the same period in 2013. The increase was a result of higher spending on leased railcars during the first nine months of 2014 compared to the same period in 2013. In addition, net cash used in investing activities was lower in 2013 due to the sale of short term investments during the first quarter of 2013 resulting in proceeds of $12.7 million.
Net Cash Provided By (Used In) Financing Activities
Our net cash provided by financing activities for the nine months ended September 30, 2014 was $88.8 million compared to net cash used in financing activities of $99.0 million in the same period in 2013. The cash provided by financing activities during the first nine months of 2014 was a result of the $122.2 million in net proceeds that the Company received from the 2014 lease fleet refinancing in January, as discussed above. The cash used in financing activities during the first nine months of 2013 was a result of the voluntary early redemption of the remaining $175.0 million of principal on our Notes in March 2013, partially offset by a draw of $100.0 million under our original lease fleet financing facility. Additionally, we paid dividends totaling $25.6 million during the nine months ended September 30, 2014, compared to $16.0 million in the same period in 2013.
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
Capital expenditures for the nine months ended September 30, 2014 were $187.9 million for manufacturing railcars for lease to others and $13.7 million for capitalized projects that maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2014 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
Future Liquidity
Our current liquidity consists of our existing cash balance, anticipated cash flows from operations, and borrowings of $100.0 million recently received under Longtrain Leasing II's Term Loan Facility. The Longtrain Leasing II Term Loan Facility is

intended to serve as bridge financing until we can consummate a longer-term financing, as we expect to require additional financing over and above our current liquidity position to continue to grow our leasing business. We are currently exploring long-term, asset-based financing alternatives, which may include the sale of notes in a private offering. Any such notes will not be registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws, and would be offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act. Unless so registered, any such notes may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act and applicable state securities laws. This report is neither an offer to sell nor a solicitation of an offer to buy any such notes, or any other securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful. We anticipate that any such long-term financing would be used to refinance the Longtrain Leasing II Term Loan Facility. We cannot guarantee that we will be able to enter into any such long-term financing on favorable terms or on a timely basis, if at all.
Additionally, we expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of our railcar orders and shipments and our production rates. Our future liquidity may also be impacted by the number of new railcar orders leased versus sold.
Our long-term liquidity is contingent upon future operating performance, our wholly-owned leasing subsidiaries' ability to continue to meet their respective financial covenants under their respective lease fleet financings and any other indebtedness we may enter into, and the ability to repay or refinance such indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet. These capital requirements could be substantial.
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
Contractual Obligations and Contingencies
As of September 30, 2014, our outstanding debt under our lease fleet financing increased to $311.6 million from $194.8 million as of December 31, 2013, in connection with the refinancing of the original facility, resulting in increased borrowings, as discussed above. Refer to the status of other contingencies and contractual obligations in Notes 10 - 13 to the condensed consolidated financial statements. Other than the increase in our borrowings under our lease fleet financing facility, our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q (the Evaluation Date). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as set forth below, there have been no material changes with respect to legal proceedings as previously disclosed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013.
On October 24, 2014, we filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. (Gyansys). The complaint asserts a claim against Gyansys for breaching its contract with us to implement an information technology system. We seek to recover monetary damages in an amount still to be determined, but which we allege exceeds $25 million. Gyansys has not yet filed a response to the suit, and may file one or more counterclaims. At this time, we do not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation.
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
Currently, we estimate that approximately 20% of our September 30, 2014 backlog will be shipped during 2014. Our failure to obtain new orders could materially adversely affect our business, financial condition and results of operations. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services. For example, a change in environmental regulations, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could reduce demand for railcars in the energy transportation industry. Additionally, reductions in oil prices may result in reduced demand for domestic oil, thus driving down demand for our tank railcars that service the crude oil industry. If we fail to manage our overhead costs and variations in production rates, our business could suffer.
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
Affiliates of Mr. Carl Icahn accounted for approximately 36%, 18% and 5% of our consolidated revenues in 2013, 2012 and 2011, respectively, and 36% of our consolidated revenues during the nine months ended September 30, 2014. This revenue is primarily attributable to sale of railcars to ARL and AEP, which currently purchase all of their railcars from us, but are not required to do so in the future. This revenue is also attributable to railcar repairs and services provided to ARL, which are done on an ad hoc basis. Further, ARI is not the only provider of railcar repairs and services to ARL. This revenue is also generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility. To the extent our relationships with ARL, ACF or Mr. Carl Icahn change, our business, financial condition and results of operations could be materially adversely affected.
We operate our leasing business under lease management agreements with ARL through which ARL markets our railcars for sale or lease and acts as our manager to lease railcars on our behalf for a fee. ARL also leases railcars on behalf of itself, its subsidiaries and other third parties, and therefore markets our railcars and railcars owned by others to the same customer base. Our management agreements with ARL contain provisions that require ARL to treat railcars owned by us and our subsidiaries in the same manner as railcars owned by ARL or other third parties for which ARL serves as manager. However, ARL may provide a leasing customer with railcars owned by others, instead of our railcars, based on a number of factors, such as customers' timing or geographic needs or other specifications.
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
Recent derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as community governments, to focus attention on transportation by rail of flammable materials. For example, in April 2014, Transport Canada ("TC"), a federal department of the Canadian government that regulates rail transportation and safety within Canada, issued a protective order mandating that tank railcars with certain specifications must no longer transport certain designated dangerous goods, including certain flammable liquids, within Canada. In addition, in July 2014, TC proposed regulations that would impose stricter safety standards for certain newly manufactured tank railcars operating in Canada. Similarly, in July 2014, the Pipeline and Hazardous Materials Safety Administration (PHMSA) issued proposed regulations that could affect federal tank railcar design and construction standards for new tank railcars used to transport crude oil and other flammable products. The PHMSA may adopt the proposed regulations or may adopt other proposals based on the comments received on the proposed regulations. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted.
We are unable to predict what regulatory or other changes may be made in light of these or other proposals, if any, or the time period during which any such regulatory or other changes may become effective. Any final requirements may or may not materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. Further, the potential impact on the railcars and components we manufacture, as well as railcars that we lease, is not known at this time. As a result of such proposed regulations, certain of our railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, if we are unable to adapt our business to changing regulations or railroad standards, and/or take advantage of any increase in demand for our products and services, our business, financial condition and results of operations could be materially adversely affected. We cannot assure that costs incurred to comply with any new standards and regulations, including any emerging from PHMSA’s or TC’s rulemaking processes, will not be material to our business, financial condition or results of operations.
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
Our implementation of new enterprise resource planning (ERP) systems could negatively impact our business.
We are currently designing and implementing an ERP system that supports substantially all of our operating and financial functions. We have experienced delays with this implementation and have terminated and filed suit against a systems implementer we hired to implement this system. Although we have hired a new systems implementer and the project is currently underway, we could experience further problems in connection with such implementation, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations and by extending the period of time during which we are relying on less robust systems. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.
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
As of September 30, 2014, our total debt was $311.6 million, consisting solely of borrowings under the Longtrain Leasing I lease fleet financing senior secured term loan facility.
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
Our inability to comply with covenants in place or our inability to make the required principal and interest payments may cause an event of default, which could have a substantial adverse impact to our business, financial condition and results of operation. In the event of a default on our lease fleet financing, the lenders may foreclose on all or a portion of the fleet of railcars and related leases used to secure the financing, which are owned by Longtrain Leasing I. Such foreclosure, if a significant number of railcars or related leases are affected, could result in the loss of a significant amount of ARI’s assets and adversely affect revenues.
We are exposed to the risk of increasing interest rates as our lease fleet financing is at a variable interest rate. Any material changes in interest rates could result in higher interest expense and related payments for us.
Our new $100.0 million lease fleet financing through Longtrain Leasing II, entered into in October 2014, exposes us to similar risks.
Both the Longtrain Leasing I and Longtrain Leasing II lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on substantially all assets of Longtrain Leasing I and Longtrain Leasing II, respectively, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. No triggering events occurred in 2013, or during the nine months ended September 30, 2014, to cause concern that our long-lived assets or goodwill would be impaired. We perform an annual goodwill impairment test as of March 1 of each year. As discussed in Note 6 of our consolidated financial statements, no goodwill impairment loss was noted in 2014. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
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
The market price for our common stock has varied between a high closing sales price of $82.22 per share and a low closing sales price of $26.48 per share in the past twenty-four months as of September 30, 2014. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
Sales of substantial amounts of our common stock, or the perception that these sales may occur, may materially adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. Of our outstanding shares of common stock, approximately 56% are beneficially owned by Mr. Carl Icahn, our principal beneficial stockholder through IELP.
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
It is also possible that our products, particularly railcars we produce, could be involved in a terrorist attack. Although the terms of our lease agreements require lessees to indemnify us and others against a broad spectrum of damages arising out of the use of the railcars, and we currently carry insurance to potentially offset losses in the event that customer indemnifications prove to be insufficient, we may not be fully protected from liability arising from a terrorist attack that involves our railcars. In addition, any terrorist attack involving any of our railcars may cause reputational damage, or other losses, which could materially and adversely affect our business.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1
First Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of August 2014*^

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
^
Indicates confidential treatment has been requested for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	October 30, 2014	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Chief Executive Officer

		By:	/s/ Umesh Choksi
Umesh Choksi, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
First Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of August 2014*^

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
^
Indicates confidential treatment has been requested for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.