Form 10-K
period 2014-12-31
American Railcar Industries, Inc.
filed 2015-02-20
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Telephone (636) 940-6000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $640 million, based on the closing sales price of $67.77 per share of such stock on The NASDAQ Global Select Market on June 30, 2014.
As of February 20, 2015, as reported on the NASDAQ Global Select Market, there were 21,352,297 shares of common stock, par value $0.01 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:
(1) Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders to be filed within 120 days of the end of its fiscal year ended December 31, 2014 – Items 10, 11, 12, 13 and 14.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our industry, potential regulatory developments, anticipated customer demand for our products, trends relating to our shipments, leasing business, railcar services and revenues, our strategic objectives and long-term strategies, trends related to shipments for direct sale versus lease, our results of operations, financial condition and the sufficiency of our capital resources, statements regarding our capital expenditure plans, short- and long-term liquidity needs and financing plans and expansion of our business, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our backlog, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	our prospects in light of the cyclical nature of our business;

•	the health of and prospects for the overall railcar industry;

•	fluctuations in commodity prices, including oil and gas;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders;

•	our ability to manage overhead and variations in production rates;

•	our ability to recruit, retain and train adequate numbers of qualified personnel;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets;

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the risk of being unable to market or remarket railcars for sale or lease at favorable prices or on favorable terms or at all;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to further support the growth of our lease fleet;

•	the impact, costs and expenses of any litigation we may be subject to now or in the future;

•	the risks associated with ongoing compliance with environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the conversion of our railcar backlog into revenues;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production at our joint ventures;

•	the risks, impact and anticipated benefits associated with potential joint ventures, acquisitions or new business endeavors;

•	the implementation, integration with other systems and ongoing management of our new enterprise resource planning system; and

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.

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

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K
PART I
Item 1: Business
INTRODUCTION
American Railcar Industries, Inc. (ARI) is a leading North American designer and manufacturer of hopper and tank railcars. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services. Financial information about our business segments for the years ended December 31, 2014, 2013 and 2012 is set forth in Note 20 of our consolidated financial statements. Unless the context otherwise requires, references to “our company,” “the Company”, “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.
Our primary customers include leasing companies, industrial companies, shippers, and Class I railroads. In servicing this customer base, we believe our comprehensive railcar service offerings and our railcar components manufacturing business help us to further penetrate the general railcar manufacturing market. Additionally, we offer our customers the opportunity to lease railcars. This breadth of product and service offerings provides us with opportunities to partner with our customers to improve our products and services and enhance the value of our offerings.
We were founded and incorporated in Missouri in 1988, reincorporated in Delaware in 2006 and reincorporated again in North Dakota in 2009. Since our formation, we have grown our business from being a small provider of railcar components and railcar maintenance services to one of North America's leading integrated providers of railcars, railcar components and railcar maintenance services. Beginning in 2011, in addition to selling railcars, we began expanding our railcar leasing business.
Our operations include eight manufacturing plants that fabricate and assemble raw materials, mainly steel, into railcars, railcar components and industrial components; seven railcar repair plants; and twelve mobile repair (mobile units) and mini repair shop (mini shop) locations. Our railcar services business includes railcar repair and maintenance, painting, lining, cleaning, inspections, engineering support and field services. See Item 2 “Properties” for further discussion of our properties.
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
PRODUCTS AND SERVICES
We design, manufacture and sell special, customized and general-purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. In addition, we offer these same railcars for lease. We also support the railcar industry by offering a variety of comprehensive railcar repair services, ranging from full to light repair, engineering and on-site repairs and maintenance through our various repair facilities, including mobile units and mini shops. See Note 20 of our consolidated financial statements for financial information by segment.
Manufacturing
We primarily manufacture two types of railcars, hopper and tank railcars, but have the ability to produce additional railcar types. We offer our customers the option to buy or lease railcars. We also manufacture components for railcar and industrial markets.
Hopper railcars
We manufacture both general service and specialty hopper railcars at our Paragould plant. All of our hopper railcars may be equipped with varying combinations of hatches, discharge outlets and protective coatings to provide our customers with a railcar designed to perform in precise operating environments. The flexible nature of our hopper railcar design allows it to be quickly modified to suit changing customer needs. This flexibility can continue to provide value after the initial purchase or lease because our railcars may be converted for reassignment to other services.
We have several versions of our hopper railcar that target specific customers and specific commodities, including plastic pellets, sand, grain, industrial and food grade starches and flours, cement, clays, heavy ore minerals, and corrosive chemicals. Our hopper railcars are specifically designed for shipping a variety of dry bulk products, from light density products, such as plastic pellets, to high-density products, such as sand and cement. Depending upon customer requirements, they can operate in a gravity, positive pressure or vacuum pneumatic unloading environment. We have improved our CenterFlow® and other lines of hopper railcars to provide protection for a wide range of dry bulk products and to enhance the associated loading, unloading and cleaning processes. Examples of these improvements include enhanced designs of the shape of the railcars, joint designs, outlet mounting frames, loading hatches, discharge outlets and rotary-dump, which enhance the cargo loading and unloading processes.
Tank railcars
We manufacture pressure and non-pressure tank railcars at our Marmaduke plant. Our tank railcars are designed to enable the handling of a variety of commodities including petroleum products, ethanol, asphalt, vegetable oil, corn syrup and other food products. Our pressure tank railcars transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Our pressure tank railcars feature a thicker pressure retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that provides improved drainage. Many of our tank railcars feature coils that can be steam-heated to decrease cargo viscosity, which speeds unloading. We can alter the design of our tank railcars to address specific customer or regulatory requirements and we can also apply linings to tank railcars.
We currently anticipate that new tank railcar regulations will be finalized in the U.S. and Canada during the second quarter of 2015. We believe our efforts to increase flexibility at our plants while we continue to focus on our core business of tank and hopper railcar manufacturing will position us to meet any increase in demand for new railcars, as well as retrofit and maintenance work to existing railcars that may result from these new regulations. For example, during the fourth quarter of 2014, we completed a project at our Marmaduke plant to increase and improve our jacketed, coil and pressure tank railcar capacity. In addition, our engineers have studied the proposed regulations and based on our assumptions, have developed tank railcar designs in anticipation of such regulations being finalized. If alternative regulations contrary to our assumptions are finalized, we may need to alter our designs. We cannot assure you of the scope, timing or impact of any potential regulatory changes affecting the North American railcar industry or our business. Likewise, we cannot assure you that tank railcar demand will continue at strong levels, that demand for new railcars or retrofit services will improve, or that our railcar backlog, orders or shipments will track industry-wide trends.
Other railcar types
We have the ability to produce many other railcar types as demand may dictate.
Component manufacturing
In addition to manufacturing railcars, we also manufacture custom and standard railcar components. Our products include discharge outlets for hopper railcars, tank railcar components and valves, tank heads, manway covers, wheel pair sets, outlet components and running boards for industrial and railroad customers and hitches for the intermodal market. We use these components in our own railcar manufacturing and sell certain of these products to third parties.
We also manufacture aluminum and special alloy steel castings that we sell primarily to industrial customers. These products include castings for the trucking, construction, mining and oil and gas exploration markets, as well as finished, machined castings and other custom machined products.
Consulting and license agreements
In January 2013, we entered into a purchasing and engineering services agreement and license with ACF Industries, LLC (ACF), an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. Under this agreement, ARI provides purchasing and engineering support to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, ARI provides certain other intellectual property related to tank railcars required to manufacture and sell such tank railcars. In August 2014, ARI and ACF amended this agreement to, among other things, extend the termination date from December 31, 2014 to December 31, 2015, subject to certain early termination events.
Railcar Leasing
Customers may lease our hopper and tank railcars through various leasing options, including full service leases. Maintenance of leased railcars can be provided, in part, through our railcar repair and refurbishment facilities. The terms of our railcar leases generally range from 5 to 10 years and provide for fixed monthly rentals. As of December 31, 2014, we had 7,730 railcars in our lease fleet, all of which were under lease.

Railcar Services
Our railcar services segment focuses on railcar repair, engineering and field services. Our primary customers for services provided by this group are leasing companies and shippers of specialty hopper and tank railcars. Railcar services provide insight into our customers' railcar needs. We use this knowledge to improve service and product offerings across all our business segments.
Repair services
This component of our business includes both our full service repair and refurbishment plants and our light service repair plants, which are strategically located to serve our customers. Our full service repair plants have full cleaning, interior and exterior coating, repair / rebuilding, non-destructive testing and engineering capabilities for a variety of railcar types. Our light repair plants provide a focused offering to specific areas. We have the capacity to handle large reassignment projects, heavy wreck repair, and conversions to make, or keep, railcars regulatory compliant, as well as many other customer requirements.
Field services
We offer a wide array of field services through our mobile units and mini shops. Working together with our field services network, our engineers are available to assist in quickly resolving railcar maintenance and regulatory compliance issues. Information learned in the field is used to educate other aspects of our business allowing us to recognize and address maintenance and compliance issues that affect our customers' fleets.
SALES AND MARKETING
We sell and market our products and services in North America. American Railcar Leasing, LLC (ARL) markets our railcars for sale or lease and acts as our manager to lease railcars on our behalf for a fee. ARL is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. We sell our component products and railcar services through ARI's sales and marketing staff, including sales representatives who sell directly to customers and catalogs through which our customers have access to our railcar and industrial components. Our marketing activities include commodity and industry based market research and analyses, advertising via electronic and print publications, participation in trade shows and industry forums and distribution of sales literature and marketing materials.
From time to time, we manufacture and sell railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, ARL and ARL's wholly-owned subsidiary, AEP Leasing LLC (AEP) (collectively with ARL, the IELP Entities). In 2014, our top three customers, the IELP Entities, CIT Group, Inc., and Chevron Phillips Chemical Company, LLC, accounted for approximately 31.0%, 11.9% and 8.0% of our consolidated revenues, respectively. In 2014, sales to our top ten customers accounted for approximately 75.4% of our consolidated revenues.
See Note 20 of our consolidated financial statements for geographical information concerning the sales of our products and services as well as other sales concentration information.
BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of December 31, 2014, our total backlog was 11,732 railcars, of which 8,888 railcars with an estimated value of $889.1 million were orders for direct sale and 2,844 railcars with an estimated market value of $334.1 million were orders for railcars that will be subject to lease. Approximately 69.4% of the railcars in our backlog are expected to be delivered during 2015, of which 49.4% are for direct sale and 20.0% are for lease. The remaining 30.6% of the railcars in our backlog are scheduled to be delivered in 2016 and beyond. As of December 31, 2013, our total backlog was 8,560 railcars, of which 6,230 railcars with an estimated value of $713.4 million were orders for direct sale and 2,330 railcars with an estimated market value of $326.7 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of December 31, 2014, approximately 75.8% of the total number of railcars in our backlog were railcars for direct sale. Estimated market value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliate, ARL, accounted for 17.6% of the total number of railcars in our backlog as of December 31, 2014.
Railcars for Lease. As of December 31, 2014, approximately 24.2% of the total number of railcars in our backlog were for lease, subject to firm orders. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar as if it had been sold to a third party. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.

The following table shows our reported railcar backlog and estimated future revenue value attributable to such backlog at the end of the periods shown. The reported backlog includes railcars relating to purchase or lease obligations based upon an assumed mix.

	2014	2013
Railcar backlog at January 1	8,560	7,060
New railcars delivered	(8,018)	(6,900)
New railcar orders	11,190	8,400
Railcar backlog at December 31	11,732	8,560
Estimated railcar backlog value at end of period (in thousands) (1)	$1,223,133	$1,040,067

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
SUPPLIERS AND MATERIALS
Our business depends on the adequate supply of numerous railcar components, including railcar wheels, brakes, axles, bearings, yokes, tank railcar heads, sideframes, bolsters and other heavy castings, and raw materials, such as steel and normalized steel plate, used in the production and maintenance of railcars. Due to our vertical integration efforts, including our involvement in joint ventures, we are currently able to produce axles, castings and tank railcar heads and assemble wheel sets, along with numerous other railcar components.
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
In 2014, our top three suppliers accounted for approximately 41.0% of the total materials that we purchased and our top ten suppliers accounted for approximately 69.8% of the total materials that we purchased.
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
Axles
Axles, at times, have been a capacity constrained critical component of manufacturing railcars. Our joint venture, Axis, produces railcar axles and is our primary supplier of such axles.

COMPETITION
The North American railcar manufacturing industry has historically been extremely competitive. We compete primarily with Trinity Industries, Inc. (Trinity), The Greenbrier Companies, Inc. (Greenbrier), National Steel Car Limited (National Steel Car), and Freight Car America, Inc. in the hopper railcar market and primarily with Trinity, Greenbrier, National Steel Car and Union Tank Car Company in the tank railcar market. Competitors have expanded and may continue to expand their capabilities into our core railcar markets.
We also experience intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of our significant customers and affiliates, including ARL, though provisions in our railcar management contracts with ARL require ARL to treat our railcars consistent with generally accepted industry standards and which are at least equal to the efforts used by ARL in its management of its own and other customers’ railcars. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our railcar leasing business and with other leasing companies.
Our competition for the sale of railcar components includes our competitors in the railcar manufacturing market as well as a concentrated group of companies whose primary business focus is the production of one or more specialty components. We compete with numerous companies in our railcar services businesses, ranging from companies with greater resources than we have to small, local companies.
In addition to price, competition in all of our markets is based on quality, reputation, reliability of delivery, proximity to products and services, customer service and other factors.
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
EMPLOYEES
As of December 31, 2014, we had 2,865 full-time employees in various locations throughout the United States and Canada, of which approximately 13.7% were covered by domestic collective bargaining agreements at two of our repair facilities and at our Texas manufacturing facility.
REGULATION
The Federal Railroad Administration (FRA) administers and enforces U.S. Federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for railcars and other rail equipment used in interstate commerce. The Association of American Railroads (AAR) promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar manufacturers and component manufacturers that provide equipment for use on railroads in the United States. New products must generally undergo AAR testing and approval processes. Because of these regulations, we must maintain certifications with the AAR as a railcar manufacturer, and products that we sell must meet AAR and FRA standards. We must comply with the rules of the U.S. Department of Transportation (USDOT) and we are subject to oversight by Transport Canada (TC) that also requires compliance.
Recent derailments in North America of trains transporting crude oil have caused various U.S. and Canadian regulatory agencies and industry organizations, including but not limited to the USDOT; FRA; Pipeline and Hazardous Materials Safety Administration (PHMSA); AAR and the AAR Tank Car Committee (AARTCC); American Petroleum Institute (API); and Railcar Supply Institute (RSI), as well as Class I railroads and community governments, to focus attention on transportation by rail of flammable materials.
In July 2014 the PHMSA issued a Notice of Proposed Rulemaking (NPRM) intended to improve the safety of trains that transport large volumes of flammable liquids, primarily crude oil and ethanol. In addition to proposing rail operating requirements and standards for classification of mined gases and liquids, the NPRM proposed new design standards for tank railcars operating in “high hazard flammable trains” (HHFT), which are unit trains that include 20 or more carloads of any type of flammable liquid. Under the proposed rules, newly built tank railcars for use in HHFT service would have to comply with the new standards beginning on October 1, 2015. The NPRM requested public comments on three different options for the new tank railcar standards, which vary primarily based on differences in tank thickness, braking systems, and design of top-fitting protection. The NPRM also proposed standards for modifications to existing tank railcars in HHFT service intended to ensure that their performance meets the same standards applicable to newly built railcars, except for any additional top-fitting protection. Under the NPRM, existing tank railcars in HHFT service would have to be modified or removed from that service between 2017 and 2020, depending on the type of commodity carried by such railcars. The NPRM was published in the Federal Register on August 1, 2014, and the public comment period expired on September 30, 2014. The PHMSA may adopt the proposed regulations or may adopt other proposals based on the comments received on the proposed regulations. The PHMSA is currently reviewing the comments submitted on the NPRM, and we cannot predict the timing, contents or impact of a final rule.
Also in July 2014, TC adopted regulations requiring that newly built tank railcars ordered on or after July 15, 2014, and used to transport certain dangerous goods, including all types of crude oil and ethanol, comply with the design standards voluntarily adopted by the rail industry in 2011. In addition, TC announced it is conducting a review that may result in further changes to the design standards for newly built railcars used to transport flammable liquids in Canada, as well as standards and a schedule for modifying existing railcars used in such service. In this regard, TC announced that it intends to coordinate with PHMSA to establish standards for the entire North American fleet of tank railcars in flammable liquids service.
In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted. We are unable to predict what regulatory or other changes may become effective. Any final requirements may or may not materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. Further, the potential impact on the railcars and components we manufacture, as well as railcars that we lease, is not known at this time. As a result of such proposed regulations, certain of our railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from any such railcars that we lease) and/or require retrofits or modifications. Many of our leases provide for rent abatement during time periods when a railcar is being modified, retrofitted or repaired. The costs associated with any required retrofits or modifications include both manufacturing and railcar leasing costs and could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, if we are unable to adapt our business to changing regulations or railroad standards, and/or take advantage of any increase in demand for our products and services, our business, financial condition and results of operations could be materially adversely affected. We cannot assure that costs incurred to comply with any new standards and regulations, including any emerging from PHMSA's or TC's rulemaking processes will not be material to our business, financial condition or results of operations.
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
ADDITIONAL INFORMATION
Our principal executive offices are located at 100 Clark Street, St. Charles, Missouri, 63301, our telephone number is (636) 940–6000. We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may find a copy of these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. These materials may also be accessed through the SEC's website http://www.sec.gov. Copies of our annual, quarterly and current reports, Audit Committee Charter, Code of Business Conduct and Code of Ethics for Senior Financial Officers are available on our website http://www.americanrailcar.com or free of charge by contacting our Investor Relations Department at American Railcar Industries, Inc., 100 Clark Street, St. Charles, Missouri, 63301.
Item 1A: Risk Factors
The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below and those discussed elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
The highly cyclical nature of the railcar industry may result in lower revenues during economic downturns or due to other factors.
The North American railcar market has been, and we expect it to continue to be, highly cyclical resulting in volatility in demand for our products and services. Sales of our railcars and other products slowed in 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased beginning in 2011 and continuing through 2014 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011 through 2014. Though we have seen improvements in certain railcar markets in recent years, these improvements may or may not continue. Potential regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our customers, as well as require retrofit and maintenance work to existing railcars. However, we cannot assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types will improve, or that our railcar orders and shipments will track industry-wide trends. Similarly, we cannot assure you of the scope, timing or impact of any potential regulatory changes affecting the North American railcar industry. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower lease volumes, increased downtime, reduced lease rates and decreased cash flow.
Currently, we estimate that approximately 69.4% of our December 31, 2014 backlog will be shipped during 2015. Our failure to obtain new orders could materially adversely affect our business, financial condition and results of operations. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services. For example, a change in environmental regulations, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could reduce demand for railcars in the energy transportation industry. Additionally, reductions in oil prices may result in reduced production of domestic oil, thus driving down demand for our tank railcars that service the crude oil industry. If we fail to manage our overhead costs and variations in production rates, our business could suffer.
Further, a change in our product mix due to cyclical shifts in demand could have an adverse effect on our profitability. We manufacture, lease and repair a variety of railcars. The demand for specific types of these railcars varies from time to time. These shifts in demand could affect our margins and could have an adverse effect on our profitability.
Exposure to fluctuations in commodity and energy prices may impact our results of operations.
Fluctuations in commodity or energy prices, including crude oil and gas prices, could negatively impact the activities of our customers resulting in a corresponding adverse effect on the demand for our products and services. These shifts in demand could affect our results of operations and could have an adverse effect on our profitability. Changes in environmental or governmental regulations, pipeline capacity, the price of crude oil and gas and related products and other factors could reduce demand for railcars in the energy transportation industry, including our primary railcar products, and have a material adverse effect on our financial condition and results of operations.
We operate in highly competitive industries and we may be unable to compete successfully, which could materially adversely affect our business, financial condition and results of operations.
We face intense competition in all geographic markets and in each area of our business. In our railcar manufacturing business we have five primary competitors. Any of these competitors may, from time to time, have greater resources than we do. Our current competitors have and may continue to increase their capacity in, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars. If we produce any type of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type. Further, new competitors, or alliances among existing competitors, may emerge in the railcar or industrial components industries and rapidly gain market share. Customer selection of railcars for purchase or for lease may be driven by technological or price factors, and our competitors may provide or be able to provide more technologically advanced railcars or more attractive pricing and/or lease rates than we can provide. Such competitive factors may adversely affect our sales, utilization and/or lease rates, and consequently our revenues.
We also have intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of our significant customers, including ARL. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our railcar leasing business and with leasing companies. In connection with the re-leasing of railcars, we may encounter competition from, among other things, other railcars managed by ARL and other competitor railcar leasing companies.
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
The variable needs of our railcar customers and the timing of completion, customer acceptance and shipment of orders may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly and annual results.
Railcar sales comprised approximately 73.7%, 79.5% and 79.7% of our total consolidated revenues in 2014, 2013 and 2012, respectively. Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year. In addition, because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determines when we record the revenues associated with our railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our shipment and production schedules, which could materially adversely affect our business, financial condition and results of operations.
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
We depend upon a small number of customers that represent a large percentage of our revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer's inability to pay us in a timely manner could materially adversely affect our business, financial condition and results of operations.
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our revenue in any given year. For example, our top ten customers represented approximately 75.4%, 81.2% and 83.4% of our total consolidated revenues in 2014, 2013 and 2012, respectively. Moreover, our top three customers accounted for approximately 54.5%, 64.2% and 67.4% of our total consolidated revenues in 2014, 2013 and 2012, respectively. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could materially adversely affect our business, financial condition and results of operations. If one of our significant customers was unable to pay due to financial condition, it could materially adversely affect our business, financial condition and results of operations.
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
U.S., Canadian and railroad industry regulatory authorities are currently considering various proposals concerning tank railcar manufacturing standards. We are unable to predict what regulatory changes may be made in this regard, if any, or the time period during which any such regulatory changes may become effective. However, if new regulations are adopted, they could materially impact the tank railcar manufacturing process industry-wide, which could negatively affect the potential availability of certain critical components and raw materials including, in particular, steel. If we are unable to source critical components and raw materials such as steel in a timely manner and at reasonable cost, we may be unable to manufacture railcars that comply with any new regulations and/or to take advantage of any increase in demand for our products and services as a result of any such new regulations, and our business, financial condition and results of operations could be materially adversely affected.
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
In 2014, our top three suppliers accounted for approximately 41.0% of the total materials that we purchased and our top ten suppliers accounted for approximately 69.8% of the total materials that we purchased. If any of our significant suppliers of railcar components were to shut down operations, our business and financial results could be materially adversely affected as we may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.
Volatility in the global financial markets may adversely affect our business, financial condition and results of operation.
During periods of volatility in the global financial markets, certain of our customers could delay or otherwise reduce their purchases of railcars and other products and services. If volatile conditions in the global credit markets prevent our customers' access to credit, product order volumes may decrease or customers may default on payments owed to us. Some of the end users of our railcars that we sell acquire them through leasing arrangements with our leasing company customers. Economic conditions that result in higher interest rates may result in stricter borrowing conditions that could increase the cost of, or potentially deter, new leasing arrangements. These factors may cause our customers to purchase or lease fewer railcars, which could materially adversely affect our business, financial condition and results of operations.
The railcars in our lease fleet consist of tank railcars and hopper railcars. The lessees of such types of railcars have historically been concentrated for use in certain industries and products and our lessees generally reflect such industry concentrations. Consequently, any significant economic downturn in these industries could have a material adverse effect on the creditworthiness of the lessees in these industries and on the ability of such lessees to pay rent under the leases, as well as on our ability to re-lease railcars to those lessees, or to other potential lessees with a need for railcars of the types we operate.
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
Affiliates of Mr. Carl Icahn accounted for approximately 36.1%, 35.7% and 17.5% of our consolidated revenues in 2014, 2013 and 2012, respectively. This revenue is primarily attributable to sale of railcars to ARL and AEP, which currently purchase all of their railcars from us, but are not required to do so in the future. This revenue is also attributable to railcar repairs and services provided to ARL, which are done on an ad hoc basis. Further, ARI is not the only provider of railcar repairs and services to ARL. This revenue is also generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. To the extent our relationships with ARL, ACF or Mr. Carl Icahn change, our business, financial condition and results of operations could be materially adversely affected.
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
Recent derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. For example, in April 2014, Transport Canada (TC), a federal department of the Canadian government that regulates rail transportation and safety within Canada, issued a protective order mandating that tank railcars with certain specifications must no longer transport certain designated dangerous goods, including certain flammable liquids, within Canada. In addition, in July 2014, TC proposed regulations that would impose stricter safety standards for certain newly manufactured tank railcars operating in Canada. Similarly, in July 2014, the Pipeline and Hazardous Materials Safety Administration (PHMSA) issued proposed regulations that could affect federal tank railcar design and construction standards for new tank railcars used to transport crude oil and other flammable products. The PHMSA may adopt the proposed regulations or may adopt other proposals based on the comments received on the proposed regulations. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted.
We are unable to predict what regulatory or other changes may be made in light of these or other proposals, if any, or the time period during which any such regulatory or other changes may become effective. Final regulatory changes have been delayed and may continue to be delayed. As a result, certain customers may be delaying further inquiries for tank railcars for crude and ethanol service until such regulations are finalized. Any final requirements may or may not materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. Further, the potential impact on the railcars and components we manufacture, as well as railcars that we lease, is not known at this time. As a result of such proposed regulations, certain of our railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, if we are unable to adapt our business to changing regulations or railroad standards, and/or take advantage of any increase in demand for our products and services, our business, financial condition and results of operations could be materially adversely affected. We cannot assure that costs incurred to comply with any new standards and regulations, including any emerging from PHMSA's or TC's rulemaking processes, will not be material to our business, financial condition or results of operations.
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
We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. In particular, railcars we manufacture and lease will be utilized in a variety of manners, which may include carrying hazardous, flammable, and/or corrosive materials. Such railcars, as well as our railcar and industrial components, will, therefore, be subject to risks of breakdowns, malfunctions, casualty and other negative events and it is possible that claims for personal injury, loss of life, property damage, business losses and other liability arising out of these or other types of incidents will be made against us. Additionally, in our normal course of business from time to time we enter into contracts with third parties that may lead to contractual disputes. Adverse outcomes in some or all of these matters could result in judgments against us for significant monetary damages that could increase our costs and weaken our financial condition. We seek contractual recourse and indemnification in the ordinary course of business, maintain reserves for reasonably estimable liability, and purchase liability insurance at coverage levels based upon commercial norms in our industries in an effort to mitigate our liability exposures. Nevertheless, our reserves may be inadequate to cover the uninsured portion of claims or judgments. Any such claims or judgments could materially adversely affect our business, financial condition and results of operations. The nature of our businesses and assets expose us to the potential for claims and litigation related to personal injury, property damage, environmental claims, regulatory claims, contractual disputes and various other matters.
The success of our railcar leasing business is dependent, in part, on our lessees performing their obligations.
The ability of each lessee to perform its obligations under a lease will depend primarily on such lessee's financial condition. The financial condition of a lessee may be affected by various factors beyond our control, including competition, operating costs, general economic conditions and environmental and other governmental regulation of or affecting the lessee's industry. High default rates on leases could increase the portion of railcars that may need to be remarketed after repossession from defaulting lessees. There can be no assurance that the historical default experience with respect to our lease fleet will continue in the future.
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
Our mobile units and mini shop facilities may expose us to additional risks that may materially adversely affect our business.
Our mobile units and mini shop repair facilities are available to assist customers in quickly resolving railcar maintenance issues and services may be performed on a customer's property, thereby increasing our susceptibility to liability. Additionally, the resources available to employees to assist in providing services out of these facilities are less than what is available at a full repair facility. The effects of these risks may, individually or in the aggregate, materially adversely affect our business, financial condition and results of operations.
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
We may not be able to successfully identify suitable joint venture, acquisition or new business endeavor opportunities or complete any particular joint venture, acquisition, business combination, other transaction or new business endeavors on acceptable terms. Our identification of suitable joint venture opportunities, acquisition candidates and new business endeavors and the integration of new and acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes their effects on our business, diversion of our management's attention and risks associated with unanticipated problems or unforeseen liabilities. These issues may require significant financial resources that could otherwise be used for the ongoing development of our current operations.
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
The market price for our common stock has varied between a high closing sales price of $82.22 per share and a low closing sales price of $30.39 per share in the past twenty-four months as of December 31, 2014. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of our management's attention and resources and could harm our stock price, business, prospects, financial condition and results of operations.
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
Other factors that could cause our stock's price to fluctuate could be actual or anticipated variations in our or our competitors' quarterly or annual financial results, financial results failing to meet expectations of analysts or investors, including the level of our backlog and number of orders received during the period, changes in securities analysts' estimates of our future performance or of that of our competitors and the general health and outlook of our industry.
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
As of December 31, 2014, the employees at our sites covered by collective bargaining agreements represent, in the aggregate, approximately 13.7% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or employees at our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
Our manufacturer's warranties expose us to potentially significant claims and our business could be harmed if our products contain undetected defects or do not meet applicable specifications.
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

Further, if our railcars or component products are defectively designed or manufactured, are subject to recall for performance or safety-related issues, contain defective components or are misused, we may become subject to costly litigation by our customers or others who may claim to be harmed by our products. Product liability claims could divert management's attention from our business, be expensive to defend and/or settle and result in sizable damage awards against us.
Our indebtedness could materially adversely affect our business, financial condition and results of operations and prevent us from fulfilling our indebtedness obligations.
As of December 31, 2014, our total debt was $409.0 million, consisting of borrowings under the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing senior secured term loan facilities. As of the date of this report, our total debt was $623.3 million, consisting of borrowings under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII) in January 2015.
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
Our inability to comply with covenants in place or our inability to make the required principal and interest payments may cause an event of default, which could have a substantial adverse impact to our business, financial condition and results of operation. In the event of a default on our LLIII lease fleet financing, the noteholders may foreclose on all or a portion of the fleet of railcars and related leases used to secure the financing, which are owned by LLIII. Such foreclosure, if a significant number of railcars or related leases are affected, could result in the loss of a significant amount of ARI's assets and adversely affect revenues.
Both the LLI and LLII lease fleet financings were obligations of the respective wholly-owned subsidiary, were generally non-recourse to ARI, and were secured by a first lien on the subject assets of LLI and LLII, respectively, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. Additionally, the LLIII lease fleet financing is an obligation of LLIII, is generally non-recourse to ARI, and is secured by a first lien on the subject assets of LLIII, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions.
As of December 31, 2014, we were exposed to the risk of increasing interest rates as our lease fleet financings were at variable interest rates. Any material changes in interest rates could have resulted in higher interest expense and related payments for us. Both the LLI and LLII lease fleet financings were paid off in January 2015 when the Company used the proceeds from the issuance and sale of notes by its wholly-owned subsidiary, LLIII to pay off the prior lease fleet financings. The LLIII notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 notes and 4.06% per annum for the Class A-2 notes. See Note 23, Subsequent Events, for further discussion regarding this refinancing and the nature of this subsidiary.
Despite our indebtedness, we may still be able to incur substantially more debt, as may our subsidiaries, which could further exacerbate the risks associated with our indebtedness.
Despite our indebtedness, we may be able to incur future indebtedness, including secured indebtedness, and this debt could be substantial. If new debt is added to our or our subsidiaries' current debt levels, the related risks that we or they now face could be magnified.
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
If we do not generate sufficient cash flow from operations and additional borrowings, refinancing or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 3 and Note 9 of our consolidated financial statements, no triggering events occurred in 2014 to cause concern that our long-lived assets or goodwill would be impaired. We perform an annual goodwill impairment test as of March 1 of each year. As discussed in Note 9 of our consolidated financial statements, no goodwill impairment loss was noted in 2014. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
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
As we are a “controlled company” within the meaning of the corporate governance standards of the NASDAQ Global Select Market, we have elected, as permitted by those rules, not to comply with certain corporate governance requirements. For example, our board of directors does not have a majority of independent directors and we do not have a nominating committee or compensation committee consisting of independent directors. As a result, our officers' compensation is not determined by our independent directors, and director nominees are not selected or recommended by a majority of independent directors.
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
In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. Our information and processes are exposed to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful. Any compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers' willingness to transact business with us, and subject us to additional costs and liabilities that could adversely affect our business.
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
The following table presents information about our major locations that manufacture our products as of December 31, 2014:

Location	Leased or Owned	Lease Expiration Date
Paragould, Arkansas	Owned	N/A

Marmaduke, Arkansas	Owned	N/A

Jackson, Missouri	Owned	N/A

Kennett, Missouri	Owned	N/A

Longview, Texas	Owned	N/A

St. Charles, Missouri	Leased	12/31/2015
In addition, as of December 31, 2014, we operate seven railcar services facilities and twelve mobile repair and mini repair shop facilities where we provide railcar repair and field services. Five of the railcar services facilities are owned and two are leased.
Item 3: Legal Proceedings
We are from time to time party to various legal proceedings arising out of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
On October 24, 2014, we filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. (Gyansys). The complaint asserts a claim against Gyansys for breaching its contract with us to implement an ERP system. We seek to recover monetary damages in an amount still to be determined, but which we allege exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against us for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, we do not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. However, we believe that Gyansys' counterclaims lack merit, and we have filed a motion to dismiss Gyansys' counterclaims in part. We cannot guarantee that our motion to dismiss or other efforts will be successful or that we will be able to recover any monetary damages in connection with this lawsuit.
As of the date of this report, we believe that there are no proceedings pending against us that, were the outcome to be unfavorable, would materially adversely affect our business, financial condition or results of operations.
Item 4: Mine Safety Disclosure
Not applicable.

PART II
Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Select Market under the symbol ARII. There were approximately 11 holders of record of common stock as of February 20, 2015.
The following table shows the high and low closing sales prices per share of our common stock by quarter for the period from January 1, 2013 through December 31, 2014:

	Prices
	High	Low
Year Ended December 31, 2014
Quarter ended March 31, 2014	$74.93	$42.85
Quarter ended June 30, 2014	70.48	55.73
Quarter ended September 30, 2014	82.22	65.49
Quarter ended December 31, 2014	73.24	48.11

	High	Low
Year Ended December 31, 2013
Quarter ended March 31, 2013	$46.74	$32.18
Quarter ended June 30, 2013	44.25	30.39
Quarter ended September 30, 2013	39.23	31.39
Quarter ended December 31, 2013	47.87	38.88
Dividends
During 2014, we declared and paid cash dividends of $0.40 per share of our common stock each quarter, totaling $34.2 million. During 2013, we declared and paid cash dividends of $0.25 per share of our common stock each quarter, totaling $21.4 million. Any future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any of our borrowing arrangements, applicable law and other factors our board of directors considers relevant.
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
The following graph illustrates the cumulative total stockholder return on our common stock during the five year period ended December 31, 2014, and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on December 31, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

Item 6: Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statements of operations and cash flow data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our historical consolidated financial statements not included in this filing. See “Index to Consolidated Financial Statements.”

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated statement of operations data:
Revenues
Manufacturing (1)	$600,326	$646,100	$633,547	$453,092	$205,331
Railcar leasing	65,108	31,871	13,444	1,075	763
Railcar services (2)	67,572	72,621	64,732	65,218	67,469
Total revenues	733,006	750,592	711,723	519,385	273,563
Cost of revenues
Manufacturing	(455,547)	(503,178)	(506,083)	(410,308)	(209,889)
Railcar leasing	(23,733)	(13,394)	(5,906)	(682)	(380)
Railcar services	(54,386)	(55,408)	(51,383)	(50,599)	(54,353)
Total cost of revenues	(533,666)	(571,980)	(563,372)	(461,589)	(264,622)
Gross profit	199,340	178,612	148,351	57,796	8,941
Selling, general and administrative	(29,420)	(27,705)	(26,931)	(25,047)	(25,591)
Net gains on disposition of leased railcars	138	—	—	—	—
Earnings (loss) from operations	170,058	150,907	121,420	32,749	(16,650)
Interest income (3)	2,517	2,716	3,003	3,654	3,519
Interest expense	(7,622)	(7,337)	(17,765)	(20,291)	(21,275)
Loss on debt extinguishment	(1,896)	(392)	(2,267)	—	—
Other (loss) income	(20)	2,037	1,905	(10)	394
Earnings (loss) from joint ventures	1,570	(8,595)	(451)	(7,900)	(7,789)
Earnings (loss) before income taxes	164,607	139,336	105,845	8,202	(41,801)
Income tax (expense) benefit	(65,074)	(52,440)	(42,022)	(3,866)	14,795
Net earnings (loss)	$99,533	$86,896	$63,823	$4,336	$(27,006)
Net earnings (loss) per common share—basic & diluted	$4.66	$4.07	$2.99	$0.20	$(1.27)
Weighted average common shares outstanding—basic & diluted	21,352	21,352	21,352	21,352	21,302
Dividends declared per common share	$1.60	$1.00	$0.25	$—	$—
Consolidated balance sheet data:
Cash and cash equivalents	$88,109	$97,252	$205,045	$307,172	$318,758
Net working capital	106,688	148,122	273,953	364,229	362,763
Property, plant and equipment, net	160,787	159,375	155,893	155,643	171,614
Railcars on leases, net	663,315	372,551	220,282	38,599	9,641
Total assets	1,192,409	825,609	809,758	703,770	654,367
Total liabilities	696,993	391,707	440,293	393,601	346,591
Total stockholders' equity	495,416	433,902	369,465	310,169	307,776
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$136,799	$164,766	$121,378	$28,123	$(12,141)
Net cash used in investing activities	(323,200)	(166,376)	(214,397)	(40,460)	(16,692)
Net cash provided by (used in) financing activities	177,479	(106,045)	(9,130)	756	294
Effect of exchange rate changes on cash and cash equivalents	(221)	(138)	22	(5)	7

You should read this information together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

(1)	Includes revenues from affiliates of $245.9 million, $250.5 million, $103.7 million, $1.2 million and $81.9 million in 2014, 2013, 2012, 2011 and 2010, respectively.

(2)	Includes revenues from affiliates of $19.3 million, $17.2 million, $21.4 million, $24.7 million and $15.0 million in 2014, 2013, 2012, 2011 and 2010, respectively.

(3)	Includes income from related parties of $2.4 million, $2.7 million, $2.9 million, $2.8 million and $2.6 million in 2014, 2013, 2012, 2011 and 2010, respectively.
Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements, including as a result of the factors we describe under “Risk Factors” and elsewhere in this annual report. See “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this report and “Risk Factors” set forth in Item 1A of this report.
EXECUTIVE SUMMARY
We are a leading North American designer and manufacturer of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services.
The North American railcar market has been, and we expect it to continue to be, highly cyclical. The railcar market continues to experience high levels of demand with an industry backlog at its highest point in history. Heightened concerns surrounding the energy markets, given the recent decline in oil prices, as well as potential regulations related to tank railcars in the U.S. and Canada, have led to uncertainty in the railcar industry. As a result, certain customers may be delaying further inquiries for tank railcars for crude and ethanol service until the regulations are finalized. However, we continue to see inquiries for pressure tank railcars and general service tank railcars. Inquiries for hopper railcars servicing various commodities remain strong. Consistent with industry expectations, we believe strong demand for hopper railcars will continue for the next several quarters.
We currently anticipate that the proposed tank railcar regulations will be finalized in the U.S. and Canada during the second quarter of 2015. We believe our current efforts to increase flexibility at our plants while we continue to focus on our core business of tank and hopper railcar manufacturing will position us to meet any increase in demand for new railcars, as well as retrofit and maintenance work to existing railcars that may result from these new regulations. We cannot assure you of the scope, timing or impact of any potential regulatory change affecting the North American railcar industry or our business. Similarly, we cannot assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types will improve, or that our railcar backlog, orders or shipments will track industry-wide trends.
The year ended December 31, 2014 marks ARI's third year in a row of record earnings from operations and record earnings per share. The past year's results were driven primarily by our ability to sustain high production volumes and realize operating efficiencies at our tank railcar facility, effectively ramp up production at our hopper railcar facility, and improve efficiencies at other facilities. Consolidated earnings from operations for 2014 increased 12.7%, to $170.1 million, compared to 2013, and operating margins increased to 23.2% in 2014, compared to 20.1% in 2013. We believe our production processes efficiently manufacture high quality railcars, which has yielded increasing consolidated operating margins throughout 2014.
We shipped a record 8,018 railcars in 2014, which is 16.2% more than in 2013. Railcars built for our lease fleet represented 41.0% of our total railcar shipments during 2014, compared to 27.0% in 2013. This resulted in a lower level of direct sale shipments during 2014 as compared to 2013. We continue to be strategic in our selection of orders for railcars that will be added to our lease fleet versus direct sale. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our consolidated quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
As of December 31, 2014, we had a backlog of 11,732 railcars, its highest point since December 2007 and up from a backlog of 8,560 railcars as of December 31, 2013. Our backlog as of December 31, 2014 and 2013 included 2,844 and 2,330 railcars being manufactured for lease, respectively. We remain committed to the growth of our lease fleet to further diversify our business and we continue to adjust production rates as needed at our railcar manufacturing facilities in response to changes in customer demand. During 2014, we increased our lease fleet by 73.7%, from 4,450 railcars at December 31, 2013 to 7,730 railcars at December 31, 2014.
We continue to evaluate opportunities within our repair network to increase capacity or expand to new locations to meet increasing and anticipated demand for retrofits, tank qualifications, and railcar maintenance. The expansion of two of our existing repair plants is progressing and we expect these projects will be completed in 2015. Additionally, our Brookhaven, Mississippi repair plant became operational during the third quarter of 2014, thus further expanding our capacity for repair projects.
RESULTS OF OPERATIONS
Consolidated Results
The following table summarizes our historical operations for the years ended December 31, 2014, 2013 and 2012. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	2014	2013	2012	2014 vs 2013	2013 vs 2012	2014 vs 2013	2013 vs 2012
	(in thousands)					(in %'s)
Revenues:
Manufacturing	$600,326	$646,100	$633,547	$(45,774)	$12,553	(7.1)	2.0
Railcar leasing	65,108	31,871	13,444	33,237	18,427	104.3	137.1
Railcar services	67,572	72,621	64,732	(5,049)	7,889	(7.0)	12.2
Total revenues	733,006	750,592	711,723	(17,586)	38,869
Cost of revenues:
Manufacturing	(455,547)	(503,178)	(506,083)	47,631	2,905	(9.5)	(0.6)
Railcar leasing	(23,733)	(13,394)	(5,906)	(10,339)	(7,488)	77.2	126.8
Railcar services	(54,386)	(55,408)	(51,383)	1,022	(4,025)	(1.8)	7.8
Total cost of revenues	(533,666)	(571,980)	(563,372)	38,314	(8,608)
Selling, general and administrative	(29,420)	(27,705)	(26,931)	(1,715)	(774)	6.2	2.9
Net gains on disposition of leased railcars	138	—	—	138	—	*	*
Earnings from operations	170,058	150,907	121,420	19,151	29,487

*-	Not meaningful
Revenues
2014 vs. 2013
Our total consolidated revenues for 2014 decreased by 2.3% compared to 2013. This decrease was due to decreased revenues in our manufacturing and railcar services segments, partially offset by higher railcar leasing revenues. During 2014, we shipped 4,727 direct sale railcars, which excludes 3,291 railcars (41.0% of total shipments) built for our lease fleet, compared to 5,040 direct sale railcars during 2013, which excludes 1,860 railcars (27.0% of total shipments) built for our lease fleet.
Manufacturing revenues decreased in 2014 by 7.1% compared to 2013. This change was due to a decrease of 5.6% driven by 313 fewer railcar shipments for direct sale, and a decrease of 1.5% due to a decrease in revenue from certain material cost changes that we generally pass through to customers, as discussed below. While production of tank railcars continues at strong levels, a higher percentage of tank railcars were built for our lease fleet during 2014 compared to 2013, with the related revenues being eliminated in consolidation, as discussed below. In contrast, as the hopper railcar market has strengthened, hopper railcar shipments for direct sale increased in 2014 compared to 2013.
Railcar leasing revenues for 2014 increased by 104.3% compared to 2013. This increase was primarily due to an increase in the number of railcars on lease and an increase in the average lease rate. The number of railcars in our lease fleet was 7,730 at the end of 2014, compared to 4,450 railcars at the end of 2013.
Railcar services revenues for 2014 decreased by 7.0% compared to 2013. This decrease was primarily due to certain repair projects being performed at our hopper railcar manufacturing facility during 2013 that did not continue into 2014. In 2014, production of hopper railcars has ramped up due to increased demand, thus these repair projects are no longer being performed at our manufacturing facilities.
2013 vs. 2012
Our total consolidated revenues for 2013 increased by 5.5% compared to 2012. This increase was due to increased revenues across all three of our segments, with the largest dollar increase in our railcar leasing segment. During 2013, we shipped 5,040 direct sale railcars, which excludes 1,860 railcars (27.0% of total shipments) built for our lease fleet, compared to 5,780 direct sale railcars during 2012, which excludes 2,100 railcars (26.6% of total shipments) built for our lease fleet.
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
Railcar leasing revenues for 2013 increased by 137.1% compared to 2012. This increase was primarily due to an increase in the number of railcars on lease and an increase in the average lease rate. The number of railcars in our lease fleet was 4,450 at the end of 2013, compared to 2,590 railcars at the end of 2012.
Railcar services revenues for 2013 increased by 12.2% compared to 2012. This increase was primarily due to an increase in certain railcar repair projects performed at our hopper railcar manufacturing facility and higher demand for paint and lining work at our repair facilities in 2013.
Cost of Revenues
2014 vs. 2013
Our total consolidated cost of revenues for 2014 decreased by 6.7% compared to 2013. This decrease was primarily due to decreases in our manufacturing and railcar services segments, partially offset by an increase in our railcar leasing segment.
Cost of revenues decreased for our manufacturing operations by 9.5%, due to a decrease of 7.6% driven by operational efficiencies and fewer direct sale railcar shipments, as discussed above, and a decrease of 1.9% driven by lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our railcar sales contracts generally include provisions to pass increases or decreases in the cost of most raw materials and components through to the customer.
Cost of revenues for our railcar leasing segment increased for 2014 by 77.2% compared to 2013, primarily as a result of an increase in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment decreased for 2014 by 1.8% compared to 2013, primarily due to no longer performing certain repair projects at our hopper railcar manufacturing plant, as discussed above.
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
Cost of revenues for our railcar leasing segment increased for 2013 by 126.8% compared to 2012, primarily as a result of an increase in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment increased for 2013 by 7.8% compared to 2012, primarily due to the repair projects at our hopper railcar manufacturing facility discussed above.

Selling, general and administrative expenses
Our total selling, general and administrative costs increased by 6.2% in 2014 compared to 2013. This $1.7 million increase was primarily driven by increases of $2.1 million in salaries and benefits, $1.0 million in bad debt expense and $0.9 million in consulting costs, partially offset by a decrease of $2.2 million in incentive compensation (including share-based compensation).
Our total selling, general and administrative costs increased by 2.9% in 2013 compared to 2012. The increase was primarily attributable to increases in share-based compensation, which fluctuates with our stock price, and various other corporate expenses, including legal and travel expenses.
Interest expense
Interest expense for 2014 was $7.6 million compared to $7.3 million in 2013. The increase in interest expense resulted from a higher average debt balance as a result of increased borrowings under our lease fleet financings during 2014, partially offset by lower interest rates secured under the 2014 borrowings, discussed further in the liquidity and capital resources section below. In 2014, our average debt balance was $330.6 million with a weighted average interest rate of 2.2% compared to an average debt balance of $202.1 million with a weighted average interest rate of 3.4% during 2013.
Interest expense for 2013 was $7.3 million compared to $17.8 million in 2012. The decrease in interest expense was a result of a lower interest rate secured on our lease fleet financings and a lower average debt balance due to the voluntary early redemption of our 7.5% senior unsecured notes (Notes). In 2013, our average debt balance was $202.1 million with a weighted average interest rate of 3.4% compared to an average debt balance of $245.8 million with a weighted average interest rate of 7.4% during 2012.
Loss on debt extinguishment
During 2014 we refinanced our lease fleet financing facility, paying off $194.2 million of outstanding debt under our original 2012 lease fleet financing facility with borrowings under a new facility. This refinancing resulted in a $1.9 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the original lease fleet financing facility.
During 2013 we redeemed $175.0 million of the aggregate principal amount of our Notes, resulting in a $0.4 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the Notes.
During 2012, we redeemed $100.0 million of the aggregate principal amount of our Notes, resulting in a charge of $2.3 million, comprised of a premium of $1.9 million paid on the early redemption of the debt and a non-cash charge of $0.4 million for the accelerated write-off of a portion of the deferred debt issuance costs.
Other income
Other income decreased by $2.1 million in 2014, compared to 2013. The Company has not made any short-term investments during 2014, compared to 2013 when other income of $2.0 million was recognized primarily due to realized gains on the sale of short-term investments.
Earnings (Loss) from joint ventures

				$ Increase (Decrease)
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in thousands)
Ohio Castings	$1,815	$357	$1,280	$1,458	$(923)
Axis	(245)	(247)	(685)	$2	$438
Amtek Railcar—India	—	(8,705)	(1,046)	$8,705	$(7,659)
Total Earnings (loss) from Joint Ventures	$1,570	$(8,595)	$(451)	$10,165	$(8,144)
Results from our joint ventures were earnings of $1.6 million in 2014 compared to a loss of $8.6 million in 2013. This improvement was primarily due to losses incurred in 2013 at our India joint venture, Amtek Railcar Industries Private Limited (Amtek Railcar) and the loss on sale of our interest in this joint venture in December 2013. This sale resulted in a loss of $5.9 million, in addition to our $2.8 million share of the entity's operating losses for 2013. Additionally, our share of earnings from our Ohio Castings LLC (Ohio Castings) joint venture increased $1.5 million for 2014 compared to 2013 due to increased sales and production levels due to strong railcar industry demand. Our share of the losses of Axis LLC (Axis) for 2014 were comparable to 2013. Although Axis has also experienced increased demand during 2014, this joint venture has experienced unanticipated interruptions and incurred additional costs in its efforts to meet customer demand.
Our joint venture loss increased $8.1 million for 2013 compared to 2012, primarily driven by the loss related to the sale of our interest in the India joint venture, Amtek Railcar, as discussed above. Additionally, our share of the earnings of Ohio Castings decreased $0.9 million for 2013 compared to 2012 due to production levels decreasing from 2012 levels on weak demand for railcar types other than tank railcars. These declines were partially offset by a $0.4 million decrease in our share of the losses of Axis for 2013 compared to 2012. Axis' losses decreased as a result of increased production levels due to stronger tank railcar demand compared to 2012 and as a result of efficiencies that led to improved results at Axis during 2013.
Income tax expense
Income tax expense in 2014 was $65.1 million, or 39.5% of our earnings before income taxes, compared to $52.4 million, or 37.6%, in 2013. The increase in the effective tax rate is partly due to the loss of the domestic production activities deductions from prior years due to the current year net operating loss being carried back to prior years. Furthermore, the effective tax rate in 2013 was lower due to the benefit that was recorded on the sale of the India joint venture.
Income tax expense in 2013 was $52.4 million, or 37.6% of our earnings before income taxes, compared to $42.0 million, or 39.7%, in 2012. The decrease in the effective tax rate is primarily due to the domestic production activities deduction, changes in our uncertain tax positions, changes in our state rate, and the benefit of prior undistributed foreign earnings that were recognized due to the sale of our interest in the India joint venture, as discussed above.
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

	Revenues					Earnings (Loss) from Operations
	External	Intersegment	Total	$ Change	% Change	External	Intersegment	Total	$ Change	% Change
	(in thousands)					(in thousands)
2014
Manufacturing	$600,326	$419,295	$1,019,621	$155,599	18.0	$136,918	$126,019	$262,937	$72,862	38.3
Railcar leasing	65,108	—	65,108	33,237	104.3	36,140	(50)	36,090	21,214	142.6
Railcar services	67,572	270	67,842	(5,012)	(6.9)	10,299	67	10,366	(3,959)	(27.6)
Corporate/Eliminations	—	(419,565)	(419,565)	(201,410)	92.3	(13,299)	(126,036)	(139,335)	(70,966)	103.8
Total Consolidated	$733,006	$—	$733,006			$170,058	$—	$170,058
2013
Manufacturing	$646,100	$217,922	$864,022	$10,976	1.3	$135,454	$54,621	$190,075	$34,090	21.9
Railcar leasing	31,871	—	31,871	18,427	137.1	14,836	40	14,876	7,476	101.0
Railcar services	72,621	233	72,854	7,627	11.7	14,372	(47)	14,325	3,706	34.9
Corporate/Eliminations	—	(218,155)	(218,155)	1,839	(0.8)	(13,755)	(54,614)	(68,369)	(15,785)	30.0
Total Consolidated	$750,592	$—	$750,592			$150,907	$—	$150,907
2012
Manufacturing	$633,547	$219,499	$853,046			$120,623	$35,362	$155,985
Railcar leasing	13,444	—	13,444			7,371	29	7,400
Railcar services	64,732	495	65,227			10,718	(99)	10,619
Corporate/Eliminations	—	(219,994)	(219,994)			(17,292)	(35,292)	(52,584)
Total Consolidated	$711,723	$—	$711,723			$121,420	$—	$121,420

Operating Margin

	2014	2013	2012
Manufacturing	25.8%	22.0%	18.3%
Railcar leasing	55.4%	46.7%	55.0%
Railcar services	15.3%	19.7%	16.3%
Total Consolidated	23.2%	20.1%	17.1%
Manufacturing
2014 vs. 2013
In 2014, our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, increased by 18.0% compared to 2013. During 2014, we shipped 8,018 railcars, including 3,291 railcars built for our lease fleet, compared to 6,900 railcars, including 1,860 railcars built for our lease fleet during 2013. The primary reason for the increase in revenue was higher hopper railcar shipments and strong general market conditions for tank railcars.
Manufacturing segment revenues for 2014 included estimated revenues of $419.3 million relating to railcars built for our lease fleet, compared to $217.9 million for 2013. Revenues related to railcars built for our lease fleet increased due to a higher quantity of both tank and hopper railcars shipped for lease. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 41.0% of our railcar shipments for 2014 compared to 27.0% for 2013.

Manufacturing segment revenues included direct sales of railcars to the IELP Entities totaling $226.9 million of our total consolidated revenues in 2014, compared to $238.2 million in 2013. In addition, we recorded $19.0 million of revenue from ACF Industries LLC (ACF) for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF in 2014, compared to $12.3 million in 2013. ACF is also affiliated with Mr. Carl Icahn, our principal beneficial stockholder through IELP. Total manufacturing segment revenues from our affiliates represent 33.5% of our total consolidated revenues in 2014, compared to 33.4% in 2013.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs as well as estimated profit for railcars manufactured for our railcar leasing segment, increased by 38.3% for 2014 compared to 2013. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $126.0 million for 2014 compared to $54.6 million for 2013, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from our manufacturing segment increased to 25.8% in 2014 from 22.0% in 2013. These increases were due to ramped up production levels at our hopper railcar manufacturing facility that created operating efficiencies and leveraged overhead costs. This is in addition to efficiencies that we continue to generate at our tank railcar manufacturing facility due to continued high production volumes.
2013 vs. 2012
In 2013, our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, increased by 1.3% compared to 2012. During 2013, we shipped 6,900 railcars, including 1,860 railcars built for our lease fleet, compared to 7,880 railcars shipped in 2012, including 2,100 railcars built for our lease fleet. Although railcar shipments decreased from 2012, revenues increased due to a higher mix of tank railcars, which generally sell at higher prices due to more material and labor content, improved general market conditions, and higher revenues from certain material cost changes that we generally pass through to customers, as discussed above.
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
Manufacturing segment revenues included direct sales of railcars to the IELP Entities totaling $238.2 million of our total consolidated revenues in 2013, compared to $103.7 million in 2012. In addition, we recorded $12.3 million of revenue from ACF for royalties and profits on railcars sold by ACF and for our sales of railcar components to ACF in 2013, compared to zero in 2012. Total manufacturing segment revenues from our affiliates represent 33.4% of our total consolidated revenues in 2013, compared to 14.6% in 2012.
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
Railcar leasing
2014 vs. 2013
Our railcar leasing segment revenues for 2014 increased by $33.2 million compared to 2013. The primary reason for the increase in revenue was an increase in railcars on lease with third parties and an increase in the average lease rate. We had 7,730 railcars in our lease fleet at the end of 2014 compared to 4,450 at the end of 2013.
In 2014, earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $21.2 million compared to 2013. Operating margin from our railcar leasing segment increased to 55.4% for 2014 from 46.7% in 2013. These increases were driven by the growth in the number of railcars in our lease fleet and higher average lease rates.
2013 vs. 2012
Our railcar leasing segment revenues for 2013 increased significantly compared to 2012. The primary reason for the increase in revenue was an increase in railcars on lease with third parties and an increase in the average lease rate. We had 4,450 railcars in our lease fleet at the end of 2013 compared to 2,590 at the end of 2012.
In 2013, earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased compared to 2012. Operating margin from our railcar leasing segment decreased to 46.7% for 2013 from 55.0% in 2012. Although the operating margin was lower due to higher depreciation expenses, earnings were substantially higher as a result of a significant increase in the number of railcars in our lease fleet and an increase in the average lease rate.
Railcar services
2014 vs. 2013
Our railcar services segment revenues for 2014 decreased 6.9% compared to 2013. The decrease was primarily due to no longer performing certain repair projects at our hopper railcar manufacturing facility, as discussed above.
For 2014, our railcar services revenues included transactions with ARL totaling $19.3 million, or 2.6% of our total consolidated revenues, compared to $17.2 million, or 2.3% of our total consolidated revenues in 2013.
In 2014, earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased 27.6% compared to 2013. Operating margin from railcar services decreased to 15.3% for 2014 from 19.7% in 2013. These decreases are due to the termination of the Company's postretirement medical benefit plan in 2013 that resulted in a one-time gain of $1.7 million and a decrease in revenues, as discussed above.
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
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2014, we had net working capital of $106.7 million, including $88.1 million of cash and cash equivalents. As of December 31, 2014, we had $409.0 million of debt outstanding under our lease fleet financing term loan facilities. In January 2015, we refinanced our lease fleet financing facilities to, among other things, increase our borrowings thereunder as described below. The financing provided the Company with net cash of $211.6 million. As a result of the refinancing, our total debt is approximately $623.3 million as of the date of this Annual Report on Form 10-K. See below for a discussion on our outstanding and available debt, our cash flow activities and our future liquidity.
Outstanding and Available Debt
Lease fleet financings
In December 2012, we completed a financing of our railcar lease fleet with availability of up to $199.8 million under a credit agreement (Original Credit Agreement). This financing was done through our wholly-owned subsidiary, LLI. In conjunction with this financing, LLI made an initial draw during December 2012 of $100.0 million, resulting in net proceeds of approximately $98.4 million. In February and May 2013, LLI made two additional draws, aggregating $99.8 million, fully utilizing the availability under the facility. These draws during 2013 resulted in net proceeds of $99.4 million.
In January 2014, LLI refinanced its original 2012 lease fleet financing facility under an amended and restated credit agreement (Amended and Restated Credit Agreement) in order to, among other things, increase the borrowings available thereunder. In connection with the refinancing, LLI received borrowings of $316.2 million, net of fees and expenses. Of this amount, $194.2 million was used to refinance the original 2012 lease fleet financing facility, resulting in net proceeds of $122.0 million.
The LLI lease fleet financing facility accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0% and matures in January 2020. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date. Pursuant to the terms of the Original Credit Agreement and the Amended and Restated Credit Agreement, LLI has been required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of both December 31, 2014 and December 31, 2013, the interest reserve amount was $3.9 million.
The terms of the Amended and Restated Credit Agreement also provided LLI with the right, but not the obligation, within the 90 day period ended on October 15, 2014, to increase the amount of the senior secured term loan facility in an aggregate additional amount not to exceed $100.0 million subject to the conditions set forth in the Amended and Restated Credit Agreement. LLI did not exercise this right.
In October 2014, our wholly-owned subsidiary, LLII, entered into a lease fleet financing facility for $100.0 million under a term loan agreement (LLII Term Loan) in order to support and grow our leasing business. The LLII Term Loan matures in April 2015.
Subject to the provisions of the LLII Term Loan, the principal borrowed thereunder (the Loan) accrues interest at a rate determined by reference to an index or, subject to certain circumstances, at a base rate. For the portion of the Loan accruing interest at a rate determined by reference to an index, (i) except during a period when the lender for such portion of the Loan is funding and maintaining such portion of the Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of LIBOR (as determined under the LLII Term Loan) for such period plus the Applicable Margin (described below), and (ii) during a period when the lender for such portion of the Loan is funding and maintaining such portion of the Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of the applicable commercial paper rate (the CP Rate as determined under the LLII Term Loan) plus the Applicable Margin (described below). From and including October 16, 2014 and through April 16, 2015, the Applicable Margin is equal to a rate per annum of 1.45%. Thereafter, the Applicable Margin increases to a rate per annum equal to 2.95%. The interest rate increases by 2.0% following certain defaults. For the portion of the Loan accruing interest at the base rate, the interest rate is the higher of the federal funds rate designated by the LLII Term Loan, plus 0.5%, or the prime rate designated by the LLII Term Loan. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date.
Both the LLI and LLII lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on substantially all assets of LLI and LLII, respectively, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLI and LLII without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease LLI and LLII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents.
In January 2015, our wholly-owned subsidiary, LLIII completed a private placement of $625.5 million in aggregate principal amount of notes consisting of $250.0 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 (Class A-1 Notes) and $375.5 million in aggregate principal amount of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 (Class A-2 Notes, and collectively with the Class A-1 Notes, the Notes). The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025. The Notes are obligations of LLIII only and are secured by, among other things, a portfolio of railcars and leases thereon acquired by LLIII pursuant to a contribution and sale agreement between LLIII and us.
The Notes are not registered under the Securities Act of 1933, as amended (Securities Act), or any state securities laws, and were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act.
The Notes were issued pursuant to an Indenture, dated January 29, 2015 between LLIII and U.S. Bank National Association, as indenture trustee (Indenture Trustee). The Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Interest on the Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the Indenture. While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. If the cash flow assumptions used in determining the targeted balances are met, it is anticipated that the Notes will be repaid well in advance of their stated legal final maturity date. We cannot assure, however, that such cash flow assumptions will be realized. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. If the Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest shall accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date and the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The Indenture also contains certain customary events of default, including among others, failure to pay amounts when due after applicable grace periods, failure to comply with certain covenants and agreements, and certain events of bankruptcy or insolvency. Certain events of default under the Indenture will make the outstanding principal balance and accrued interest on the Notes, together with all amounts then due and owing to the noteholders, immediately due and payable without further action. For other events of default, the Indenture Trustee, acting at the direction of a majority of the noteholders, may declare the principal of and accrued interest on all Notes then outstanding to be due and payable immediately.
Senior unsecured notes
In February 2007, we issued our senior unsecured 7.5% notes (Notes) in an outstanding principal amount of $275.0 million. In September 2012, we completed a voluntary partial early redemption of $100.0 million of the Notes at a rate of 101.875% of the principal amount, plus any accrued and unpaid interest. On March 1, 2013, we completed a voluntary early redemption of the remaining $175.0 million of Notes outstanding at a redemption rate of 100.0% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash (used in) provided by:
Operating activities	136,799	164,766	121,378
Investing activities	(323,200)	(166,376)	(214,397)
Financing activities	177,479	(106,045)	(9,130)
Effect of exchange rate changes on cash and cash equivalents	(221)	(138)	22
Decrease in cash and cash equivalents	$(9,143)	$(107,793)	$(102,127)

Net Cash Flows Provided by Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivable, processing of payroll and associated taxes and payments to our suppliers.
2014 vs. 2013
Our net cash provided by operating activities for the year ended December 31, 2014 was $136.8 million compared to $164.8 million for the year ended December 31, 2013. The decrease was primarily due to changes in various operating assets and liabilities, including accounts receivable, inventories, and accounts payable, related to the timing of shipments and customer payments. Additionally, our raw material inventory levels have increased due to a ramp up of hopper railcar production rates during 2014. These increases were partially offset by increased earnings, as described above.
2013 vs. 2012
Our net cash provided by operating activities for the year ended December 31, 2013 was $164.8 million compared to $121.4 million for the year ended December 31, 2012. The increase was primarily due to increased earnings, as described above, along with changes in working capital, driven by more stable production rates at our railcar production facilities in 2013 compared to 2012.
Net Cash Used In Investing Activities
2014 vs. 2013
Our net cash used in investing activities for the year ended December 31, 2014 was $323.2 million compared to $166.4 million for the year ended December 31, 2013. The increase was primarily a result of higher capital expenditures for our lease fleet in 2014 compared to 2013. In addition, net cash used in investing activities was lower in 2013 due to the sale of short term investments in 2013, resulting in proceeds of $12.7 million.
2013 vs. 2012
Our net cash used in investing activities for the year ended December 31, 2013 was $166.4 million compared to $214.4 million for the year ended December 31, 2012. The decrease was a result of lower capital expenditures for our lease fleet in 2013 compared to 2012, the sale of short term investments during 2013, as discussed above, and decreased investments in our joint ventures, partially offset by increased spending on capital projects.
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
Capital expenditures for the year ended December 31, 2014 were $327.8 million, including $307.7 million related to manufacturing railcars for lease to others, as well as costs that were for capitalized projects that we expect will expand capabilities, maintain equipment, improve efficiencies and reduce costs. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
Cash Flow from Financing Activities
2014 vs. 2013
Our net cash provided by financing activities for the year ended December 31, 2014 was $177.5 million compared to net cash used in financing activities of $106.0 million for the year ended December 31, 2013. The cash provided by financing activities in 2014 was a result of the $122.0 million in net proceeds that we received from the 2014 lease fleet financing in January and the $100.0 million in proceeds received from the LLII Term Loan, as discussed above. The cash used in financing activities during 2013 was a result of the voluntary early redemption of the remaining $175.0 million of principal on our Notes in March 2013, partially offset by proceeds from the issuance of $99.8 million of debt under our original lease fleet financing facility. Additionally, we paid dividends totaling $34.2 million during the year 2014, compared to $21.4 million in 2013. See discussion of dividends below.

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
Dividends
During 2014, we declared and paid cash dividends of $0.40 per share of our common stock each quarter, totaling $34.2 million. During 2013, we declared and paid cash dividends of $0.25 per share of our common stock each quarter, totaling $21.4 million. Any decision to pay future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any of our borrowing arrangements, applicable law and other factors our board of directors considers relevant.
Future Liquidity
As of December 31, 2014, our liquidity consisted of our existing cash balance, anticipated cash flows from operations, and borrowings of $100.0 million received under LLII's Term Loan. The LLII Term Loan was intended to serve as bridge financing until we could consummate a longer-term financing, which we completed in January 2015. As of the date of this report, our liquidity consists of our existing cash balance, anticipated cash flows from operations, and net proceeds of $211.6 million received under LLIII's January 2015 Indenture. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business.
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
Our current capital expenditure plans for 2015 include projects that we expect will expand capabilities, maintain equipment, improve efficiencies and reduce costs. We also plan to increase our railcar lease fleet in 2015 to meet customer demand for leased railcars that have been ordered. Capital expenditures for 2015 are projected to be approximately $250 million to $300 million, which includes expected additions to our lease fleet of approximately $225 million to $250 million. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
Contractual Obligations	Total	1 year or less	1-3 years	3-5 years	After 5 years
	(in thousands)
Operating Lease Obligations [1]	$8,865	$1,641	$2,138	$1,849	$3,237
LLI and LLII lease fleet financings [2]	408,954	110,612	21,224	30,593	246,525
Interest Payments on LLI and LLII lease fleet financings [2,3]	31,923	7,186	12,695	11,596	446
Pension and Postretirement Funding [4]	3,859	842	766	1,246	1,005
Capital Project Related [5]	7,879	7,879	—	—	—
Total	$461,480	$128,160	$36,823	$45,284	$251,213

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(2)
See Note 12 of the consolidated financial statements for further detail regarding the LLI and LLII lease fleet financings. In January 2015, we refinanced these facilities to, among other things, increase the aggregate principal amount thereunder to $625.5 million. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.

(3)
The interest rate on the LLI and LLII lease fleet financings were LIBOR plus 2.0% and LIBOR plus 1.45%, respectively, as of December 31, 2014 and were payable monthly. At December 31, 2014 LIBOR was 0.17% and was used to project interest payments into the future. The weighted average interest rate on the Notes entered into in January 2015 is 3.63% and is payable monthly.

(4)	Our pension funding commitments include minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan.

(5)	Represents the costs for materials and to third parties related to various capital projects.
We have excluded from the contractual obligations table above, our gross amount of unrecognized tax benefits of $1.4 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, we estimate that a change to this balance of up to $0.9 million may occur within the current year.
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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
We prepare our consolidated financial statements in accordance with U.S. GAAP (generally accepted accounting principles). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. A summary of our significant accounting policies are described in Note 3 of our consolidated financial statements in this annual report. Some of these policies involve a high degree of judgment in their application. The critical accounting policies, in management's judgment, are those described below. If different assumptions or conditions prevail, or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.
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
Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. During the year ended December 31, 2014, no triggering events occurred. The criteria for determining impairment of such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management's best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of the long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated.
The North American railcar market has been, and we expect it to continue to be highly cyclical, generally fluctuating in correlation with the U.S. economy. We continually monitor our long-lived assets for impairment in response to events or changes in circumstances.
Goodwill
As of December 31, 2014, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to a reporting unit that is part of our manufacturing segment. We evaluate goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
We perform the annual goodwill impairment test as of March 1 each year. For purposes of goodwill impairment testing, our manufacturing segment is the only segment with allocated goodwill. The review for impairment is either a qualitative assessment or a two-step process. If we choose to perform a qualitative assessment and determine that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. In evaluating whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we consider various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that the reporting unit has historical positive operating cash flows that we anticipate will continue.
For the two-step process, the first step is to compare the estimated fair value of the operating unit with the recorded net book value (including the goodwill). If the estimated fair value of the operating unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the operating unit is below the recorded net book value, then a second step must be performed to determine if impairment of the goodwill is required. In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of the operating unit over the fair value assigned to the operating unit's assets and liabilities. If the implied fair value of goodwill is less than the book value of the goodwill, the difference is recognized as an impairment loss.
We performed the two-step process as of March 1, 2014 utilizing the market and income approaches and significant assumptions discussed below. Upon completion of step one, we determined that the estimated fair value was higher than the recorded net book value and therefore no further testing was deemed necessary and no impairment of goodwill was recorded. See Notes 3 and 9 of the consolidated financial statements for further details.
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
Income approach
The income approach considers the subject company's future sales and earnings growth potential as the primary source of future cash flow. We prepared a five-year financial projection for the reporting unit and used a discounted net cash flow method to determine the fair value. Net cash flow consists of after-tax operating income, plus depreciation, less capital expenditures and working capital needs. The discounted cash flow method considers a five-year projection of net cash flow and adds to those cash flows a residual value at the end of the projection period.
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
All of the above estimates and assumptions were determined by management to be reasonable based on the knowledge and information at the time of the evaluation. As such, this carries a risk of uncertainty. There could be significant fluctuations in the cost of raw materials, unionization of our workforce or other factors that might significantly affect the reporting unit's cost structure and negatively impact the projection of financial performance. If the railcar industry forecasts or our market share were to change significantly, the fair value of the reporting unit would be materially adversely impacted. Other events that might occur that could have a negative effect would be a natural disaster that would render the facility unusable, a significant litigation settlement, a significant workers' compensation claim or other event that would result in a production shut down or significant expense to the reporting unit.
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
U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. See Note 13 of the consolidated financial statements for additional information.
Pension and Postretirement Benefits
Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected return on plan assets, and mortality and retirement rates, as discussed below:
Discount rates
The discount rate assumptions used to determine the December 31, 2014 benefit obligations were 3.75% for our pension plans and 3.60% for our postretirement benefit plans. The discount rate assumptions used to determine the 2014 net periodic cost were 4.64% for our pension plans and 4.39% for our postretirement benefit plans. We review these rates annually and adjust them to reflect current yields on long-term, high-quality corporate bonds. We deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees.
Expected return on plan assets
Our expected return on plan assets for our funded pension plans of 7.50% for 2014 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.
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
The following information illustrates the sensitivity to a change in certain assumptions for our pension plans:

Change in Assumption	Effect on 2014 Pre-Tax Pension Expense	Effect on December 31, 2014 Projected Benefit Obligation
	(in thousands)
1% decrease in discount rate	$189	$3,252
1% increase in discount rate	$(253)	$(3,083)
1% decrease in expected return on assets	$173	N/A
1% increase in expected return on assets	$(173)	N/A
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
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligation, which represented 100% of our total debt as of December 31, 2014. We incurred $7.6 million of interest expense in 2014 related to such obligation. A one percentage point increase in the rate in fiscal year 2014 would have had a $3.3 million impact on our interest expense.
In January 2015, LLIII completed a private placement of two classes of fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% and 4.06% per annum, respectively. This lease fleet financing was used by the Company to completely refinance its prior variable rate debt obligations. The Company does not expect to be affected by changes in interest rates in the next fiscal year.

Item 8: Financial Statements and Supplementary Data
American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Railcar Industries, Inc.
We have audited the internal control over financial reporting of American Railcar Industries, Inc. (a North Dakota corporation) (and subsidiaries) (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
St. Louis, Missouri
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Railcar Industries, Inc.
We have audited the accompanying consolidated balance sheets of American Railcar Industries Inc. (a North Dakota corporation) and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Railcar Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
St. Louis, Missouri
February 20, 2015

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$88,109	$97,252
Restricted cash	7,178	3,908
Accounts receivable, net	33,618	21,939
Accounts receivable, due from related parties	33,027	16,402
Income taxes receivable	33,879	2,187
Inventories, net	117,007	90,185
Deferred tax assets	7,688	9,060
Prepaid expenses and other current assets	5,353	4,313
Total current assets	325,859	245,246
Property, plant and equipment, net	160,787	159,375
Railcars on leases, net	663,315	372,551
Deferred debt issuance costs, net	2,148	2,026
Goodwill	7,169	7,169
Investment in and loans to joint ventures	29,168	31,430
Other assets	3,963	7,812
Total assets	$1,192,409	$825,609
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,789	$52,772
Accounts payable, due to related parties	2,793	1,410
Accrued expenses and taxes	5,208	7,231
Accrued compensation	15,046	16,071
Deferred revenue	16,723	12,985
Short-term debt, including current portion of long-term debt	110,612	6,655
Total current liabilities	219,171	97,124
Long-term debt, net of current portion	298,342	188,103
Deferred tax liability	168,349	99,212
Pension and post-retirement liabilities	8,544	4,718
Other liabilities	2,587	2,550
Total liabilities	696,993	391,707
Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding at both December 31, 2014 and 2013	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	260,943	195,574
Accumulated other comprehensive loss	(5,349)	(1,494)
Total stockholders’ equity	495,416	433,902
Total liabilities and stockholders’ equity	$1,192,409	$825,609
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Manufacturing (including revenues from affiliates of $245,891, $250,455 and $103,679 in 2014, 2013 and 2012, respectively)	$600,326	$646,100	$633,547
Railcar leasing	65,108	31,871	13,444
Railcar services (including revenues from affiliates of $19,304, $17,167 and $21,442 in 2014, 2013 and 2012, respectively)	67,572	72,621	64,732
Total revenues	733,006	750,592	711,723
Cost of revenues:
Manufacturing	(455,547)	(503,178)	(506,083)
Railcar leasing	(23,733)	(13,394)	(5,906)
Railcar services	(54,386)	(55,408)	(51,383)
Total cost of revenues	(533,666)	(571,980)	(563,372)
Gross profit	199,340	178,612	148,351
Selling, general and administrative	(29,420)	(27,705)	(26,931)
Net gains on disposition of leased railcars	138	—	—
Earnings from operations	170,058	150,907	121,420
Interest income (including income from related parties of $2,429, $2,678 and $2,902 in 2014, 2013 and 2012, respectively)	2,517	2,716	3,003
Interest expense	(7,622)	(7,337)	(17,765)
Loss on debt extinguishment	(1,896)	(392)	(2,267)
Other (loss) income	(20)	2,037	1,905
Earnings (loss) from joint ventures	1,570	(8,595)	(451)
Earnings before income taxes	164,607	139,336	105,845
Income tax expense	(65,074)	(52,440)	(42,022)
Net earnings	$99,533	$86,896	$63,823
Net earnings per common share—basic and diluted	$4.66	$4.07	$2.99
Weighted average common shares outstanding—basic and diluted	21,352	21,352	21,352
Cash dividends declared per common share	$1.60	$1.00	$0.25
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net earnings	$99,533	$86,896	$63,823
Currency translation	(1,035)	(802)	279
Postretirement plans	(2,820)	908	(681)
Short-term investments	—	(1,213)	1,213
Comprehensive income	$95,678	$85,789	$64,634
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Operating activities:
Net earnings	$99,533	$86,896	$63,823
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	34,212	27,712	23,850
Amortization of deferred costs	549	633	605
(Gain) loss on disposal of property, plant, equipment and leased railcars	(71)	24	37
Change in interest receivable, due from affiliates	—	—	292
(Earnings) loss from joint ventures	(1,570)	8,595	451
Provision for deferred income taxes	72,369	39,707	37,113
Provision for allowance for doubtful accounts receivable	1,064	48	90
Item related to investing activities:
Realized and unrealized gains on short-term investments—available for sale securities	—	(141)	(3,730)
Item related to financing activities:
Loss on debt extinguishment	1,896	392	2,267
Changes in operating assets and liabilities:
Accounts receivable, net	(12,779)	14,077	(2,568)
Accounts receivable, due from affiliates	(16,703)	(12,904)	2,588
Income taxes receivable	(31,576)	(2,316)	4,057
Inventories, net	(26,935)	19,819	(14,224)
Prepaid expenses and other current assets	(4,244)	(398)	621
Accounts payable	16,034	(12,184)	2,653
Accounts payable, due to related parties	1,383	(1,421)	2,031
Accrued expenses and taxes	639	5,468	3,633
Other	2,998	(9,241)	(2,211)
Net cash provided by operating activities	136,799	164,766	121,378
Investing activities:
Purchases of property, plant and equipment	(20,070)	(22,025)	(19,962)
Capital expenditures—leased railcars	(307,680)	(162,068)	(185,918)
Proceeds from the sale of property, plant, equipment and leased railcars	800	54	259
Purchase of short-term investments—available for sale securities	—	—	(40,334)
Proceeds from the sale of short-term investments—available for sale securities	—	12,699	31,506
Proceeds from repayments of loans by joint ventures and sale of investment in joint venture	3,750	5,100	1,908
Investments in and loans to joint ventures	—	(136)	(1,856)
Net cash used in investing activities	(323,200)	(166,376)	(214,397)
Financing activities:
Repayments of short-term and long-term debt	(204,486)	(180,083)	(100,000)
Proceeds from short-term and long-term debt	418,682	99,841	$100,000
Change in interest reserve related to long-term debt	13	(3,908)	—
Premium paid on debt redemption	—	—	(1,875)
Payment of common stock dividends	(34,164)	(21,352)	(5,338)
Debt issuance costs	(2,566)	(543)	(1,917)
Net cash provided by (used in) financing activities	177,479	(106,045)	(9,130)
Effect of exchange rate changes on cash and cash equivalents	(221)	(138)	22
Decrease in cash and cash equivalents	(9,143)	(107,793)	(102,127)
Cash and cash equivalents at beginning of year	97,252	205,045	307,172
Cash and cash equivalents at end of year	$88,109	$97,252	$205,045

See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Retained earnings	Common Stock- Shares	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance December 31, 2011	$71,545	21,352	$213	$239,609	$(1,198)	$310,169
Net earnings	63,823	—	—	—	—	63,823
Currency translation	—	—	—	—	279	279
Postretirement plans	—	—	—	—	(681)	(681)
Short-term investments	—	—	—	—	1,213	1,213
Cash dividends declared	(5,338)	—	—	—	—	(5,338)
Balance December 31, 2012	$130,030	21,352	$213	$239,609	$(387)	$369,465
Net earnings	86,896	—	—	—	—	86,896
Currency translation	—	—	—	—	(802)	(802)
Postretirement plans	—	—	—	—	908	908
Short-term investments	—	—	—	—	(1,213)	(1,213)
Cash dividends declared	(21,352)	—	—	—	—	(21,352)
Balance December 31, 2013	$195,574	21,352	$213	$239,609	$(1,494)	$433,902
Net earnings	99,533	—	—	—	—	99,533
Currency translation	—	—	—	—	(1,035)	(1,035)
Postretirement plans	—	—	—	—	(2,820)	(2,820)
Cash dividends declared	(34,164)	—	—	—	—	(34,164)
Balance December 31, 2014	$260,943	21,352	$213	$239,609	$(5,349)	$495,416
See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013 and 2012
Note 1 – Description of the Business
American Railcar Industries, Inc. (a North Dakota corporation) and its wholly-owned subsidiaries (collectively the Company or ARI) manufactures railcars, which are offered for sale or lease, custom and standard railcar components and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, industrial companies, shippers, and Class I railroads. ARI leases railcars manufactured by the Company to certain markets. ARI provides railcar services consisting of railcar repair services, ranging from full to light repair, engineering and on-site repairs and maintenance through the Company's various repair facilities, including mini repair shops and mobile repair units.
The accompanying consolidated financial statements have been prepared by ARI and include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), Longtrain Leasing I, LLC (LLI), and Longtrain Leasing II, LLC (LLII). In addition, subsequent to the reporting period, the Company added Longtrain Leasing III, LLC (LLIII). See Note 23, Subsequent Events, for further discussion on the nature of this subsidiary. The accounts of American Railcar Mauritius I (ARM I) and American Railcar Mauritius II (ARM II) have also been included through December 27, 2013, the effective date of the sale of all of the Company's ownership interests in such entities. See Note 10, Investments in and Loans to Joint Ventures, for further discussion regarding this sale. All intercompany transactions and balances have been eliminated.
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
Note 3 – Summary of Accounting Policies
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Revenue recognition
Revenues from manufactured railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Amounts billed prior to meeting revenue recognition criteria are accounted for in Deferred revenue on the consolidated balance sheets. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. If railcars are sold under a lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of leased railcars that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with the Company's contractual terms. Revenues from railcar maintenance services are recognized upon completion. The Company does not currently bundle railcar service contracts with new railcar sales. Revenues from engineering and field services are recognized as performed.
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
Inventories, net
Inventories are stated at the lower of cost or market on a first-in, first-out basis, and include the cost of materials, direct labor and manufacturing overhead. The Company allocates fixed production overheads to the costs of conversion based on the normal capacity of its production facilities. If any of the Company's production facilities are operating below normal capacity, unallocated production overheads are recognized as a current period charge.
Property, plant, equipment, and railcars on leases, net
Land, buildings, machinery, equipment, and railcars on operating leases are carried at cost, which could include capitalized interest on borrowed funds. Maintenance and repair costs are charged directly to earnings. Tooling is generally capitalized and depreciated over a period of approximately five years. Internally developed software is capitalized and amortized over a period ranging from five to ten years.
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
The criteria for determining impairment of such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management's best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated.
Debt issuance costs
Debt issuance costs were incurred in connection with ARI's issuance of debt under its lease fleet financing facilities as described in Note 12, and are amortized over the term of the related debt.
Goodwill
Goodwill is not amortized but is reviewed for impairment at least annually, on March 1, or as events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment is either a qualitative assessment or a two-step process. If the Company chooses to perform a qualitative assessment by assessing qualitative factors to determine if any potential impairment exists and determine that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary.
For the two-step process, the first step is to compare the estimated fair value of the operating unit with the recorded net book value (including the goodwill). The detailed test is performed by first comparing the carrying value of the reporting unit, including goodwill to its fair value. The fair value of the reporting unit is determined using a combination of methods including prices of comparable businesses using recent transactions involving businesses similar to the Company and a present value technique, referred to as the market and income approaches, respectively. If the estimated fair value of the operating unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the operating unit is below the recorded net book value, then a second step must be performed to determine if impairment of the goodwill is required. In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of the operating unit over the fair value assigned to the operating unit's assets and liabilities. If the implied fair value of goodwill is less than the book value of the goodwill, the difference is recognized as an impairment loss. See Note 9 for further discussion on this analysis.

Investment in and loans to joint ventures
The Company uses the equity method to account for its investments in various joint ventures as described in Note 10. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment account. From time to time, the Company also makes loans to its joint ventures that are included in the investment account.
Income taxes
ARI accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of ARI's assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. ARI regularly evaluates recoverability of its deferred tax assets and establishes a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. The Company also records unrecognized tax positions, including potential interest and penalties as income tax expense. For further discussion of income taxes refer to Note 13.
Pension plans and other postretirement benefits
Certain ARI employees participate in noncontributory, defined benefit pension plans and a supplemental executive retirement plan. Benefits for the salaried employees are based on salary and years of service, while those for hourly employees are based on negotiated rates and years of service.
ARI also previously sponsored a retiree health care plan covering certain employees. Benefit costs accrued during the years employees render service. The retiree medical plan was terminated effective December 31, 2013.
ARI also sponsors a defined contribution retirement plan. For further discussion of employee benefit plans refer to Note 14.
Foreign currency translation
Balance sheet amounts from the Company's Canadian operations are translated at the exchange rate effective at year-end and the statement of operations amounts are translated at the average rate of exchange prevailing during the year. Currency translation adjustments are included in stockholders' equity as part of accumulated other comprehensive income (loss).
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
Use of estimates
ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include, but are not limited to, deferred taxes, workers' compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets, goodwill impairment, share-based compensation fair values, the reserve for warranty claims and revenues recognized under the proportional performance method. Actual results could differ from those estimates.
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
Note 4 – Short-term Investments – Available for Sale Securities
During the first quarter of 2013, Longtrain sold approximately 0.8 million shares of The Greenbrier Companies, Inc. common stock, which had been purchased in the open market for approximately $12.7 million. This resulted in a realized gain of $2.0 million that was recorded in other income on the consolidated statements of operations. See Note 18 for the amount of unrealized gain on the shares during 2013.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. ARI's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of December 31, 2014 and 2013:

•
Cash and cash equivalents, restricted cash, accounts receivable, amounts due to/from affiliates, accounts payable and accrued expenses approximate fair values because of the short maturity or the liquid nature of these instruments.

•
Term Loan fair value estimates are based upon estimates by various banks determined by trading levels on the date of measurement using a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy. The fair value of the Term Loans outstanding was $409.0 million and $194.8 million as of December 31, 2014 and December 31, 2013, respectively.

•
The Company's pension plans' investments in equity securities, exchange traded funds and U.S. government treasury instruments are valued based on quoted prices in active markets (Level 1) and short-term investments, collective funds and asset backed securities are valued based on derived prices in active markets (Level 2).

Note 6 – Accounts Receivable, net
Accounts receivable, net, consists of the following:

	December 31,
	2014	2013
	(in thousands)
Accounts receivable, gross	$34,790	$22,048
Less allowance for doubtful accounts	(1,172)	(109)
Total accounts receivable, net	$33,618	$21,939

The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$109	$655	$646
Provision	1,064	48	90
Write-offs	(2)	(598)	(87)
Recoveries	1	4	6
Ending balance	$1,172	$109	$655
Note 7 – Inventories, net
Inventories consist of the following:

	December 31,
	2014	2013
	(in thousands)
Raw materials	$78,924	$63,319
Work-in-process	16,195	19,975
Finished products	24,441	9,205
Total inventories	119,560	92,499
Less reserves	(2,553)	(2,314)
Total inventories, net	$117,007	$90,185
Inventory reserves consist of the following:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Beginning Balance	$2,314	$2,410	$2,012
Provision	420	316	735
Write-offs	(181)	(412)	(337)
Ending Balance	$2,553	$2,314	$2,410

Note 8 – Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	December 31,
	2014	2013
	(in thousands)
Operations / Corporate:
Buildings	$164,087	$155,937
Machinery and equipment	196,768	186,844
Land	3,537	3,335
Construction in process	11,612	14,487
	376,004	360,603
Less accumulated depreciation	(215,217)	(201,228)
Property, plant and equipment, net	$160,787	$159,375
Railcar Leasing:
Railcars on leases	$695,226	$388,060
Less accumulated depreciation	(31,911)	(15,509)
Railcars on leases, net	$663,315	$372,551
Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company's depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company's cost to produce railcars shipped or to be shipped for lease.
As of December 31, 2014, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

2015	$96,813
2016	95,096
2017	80,174
2018	66,736
2019	45,782
2020 and thereafter	41,353
Total	$425,954
Depreciation expense
The following table summarizes depreciation expense:

	December 31,
	2014	2013	2012
	(in thousands)
Total depreciation expense	$34,212	$27,712	$23,850
Depreciation expense on leased railcars	$16,454	$9,799	$4,424
Note 9 – Goodwill
As of December 31, 2014, the Company had $7.2 million of goodwill related to the March 2006 acquisition of Custom Steel; a subsidiary of Steel Technologies, Inc. The results attributable to Custom Steel are included in the manufacturing segment.

The Company performed the two-step impairment review process as of March 1, 2014 utilizing the market and income approaches and significant assumptions discussed below. Upon completion of step one, the Company determined that the estimated fair value was higher than the recorded net book value and therefore no further testing was deemed necessary and no impairment of goodwill was recorded.
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
Income Approach
The income approach considers the subject company's future sales and earnings growth potential as the primary source of future cash flow. ARI prepared a five-year financial projection for the reporting unit and used a discounted net cash flow method to determine the fair value. Net cash flow consists of after-tax operating income, plus depreciation, less capital expenditures and working capital needs. The discounted cash flow method considers a five-year projection of net cash flow and adds to those cash flows a residual value at the end of the projection period.
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
All of the above estimates and assumptions were determined by management to be reasonable based on the knowledge and information at the time of the evaluation. As such, this carries a risk of uncertainty. There could be significant fluctuations in the cost of raw materials, unionization of the Company's workforce or other factors that might significantly affect the reporting unit's cost structure and negatively impact the projection of financial performance. If the railcar industry forecasts or ARI's market share were to change significantly, the fair value of the reporting unit would be materially adversely impacted. Other events that might occur that could have a negative effect would be a natural disaster that would render the facility unusable, a significant litigation settlement, a significant workers' compensation claim or other event that would result in a production shut down or significant expense to the reporting unit.
Note 10 – Investments in and Loans to Joint Ventures
As of December 31, 2014, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
The Company accounts for these joint ventures using the equity method. Under this method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts. From time to time, the Company also makes loans to its joint ventures that are included in the investment account. The investment balance for these joint ventures is recorded within the Company's manufacturing segment. The carrying amount of investments in and loans to joint ventures, which also represents ARI's maximum exposure to loss with respect to the joint ventures, are as follows:

	December 31,
	2014	2013
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$9,194	$7,378
Axis	19,974	24,052
Total investments in and loans to joint ventures	$29,168	$31,430

See Note 19 for information regarding financial transactions with ARI's joint ventures.
Ohio Castings
Ohio Castings produces railcar parts that are sold to one of the joint venture partners. This joint venture partner then sells these railcar parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at Ohio Castings' cost plus a licensing fee.
The Company has determined that, although the joint venture is a variable interest entity (VIE), accounting for its activity under the equity method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Ohio Castings that most significantly impact its economic performance. The significant factors in this determination were that neither Castings nor the Company, has rights to the majority of returns, losses or votes, all major and strategic decisions are decided between the partners, and the risk of loss to Castings and the Company is limited to the Company's investment through Castings.
Summary financial position information for Ohio Castings, the investee company, in total, is as follows:

	December 31,
	2014	2013
	(in thousands)
Financial position:
Current assets	$21,607	$15,214
Non-current assets	9,085	8,651
Total assets	30,692	23,865
Current liabilities	5,673	4,752
Members’ equity	25,019	19,113
Total liabilities and members’ equity	$30,692	$23,865
Summary financial results of operations for Ohio Castings, the investee company, in total, are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Results of operations:
Revenues	$83,872	$55,497	$74,687
Gross profit	$8,277	$2,993	$6,522
Net earnings	$5,906	$1,115	$3,627
Axis
ARI, through a wholly-owned subsidiary, owns a portion of a joint venture, Axis, to manufacture and sell railcar axles. ARI currently owns 41.9% of Axis, while a minority partner owns 9.7%, with the other significant partner owning 48.4%.
Under the terms of the joint venture agreement, ARI and the other significant partner are required, and the minority partner is entitled, to contribute additional capital to the joint venture, on a pro rata basis, of any amounts approved by the joint venture's executive committee, as and when called by the executive committee. Further, until June 2016, the seventh anniversary of completion of the axle manufacturing facility, and subject to other terms, conditions and limitations of the joint venture agreement, ARI and the other significant partner are also required, in the event production at the facility has been curtailed, to contribute capital to the joint venture, on a pro rata basis, in order to maintain adequate working capital.
Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During 2013 and 2014, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.

The balance outstanding on these loans, including interest, due to ARI Component, was $29.1 million and $32.9 million as of December 31, 2014 and 2013, respectively.
ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2016. The other significant joint venture partner has indicated its intent to also fund the cash needs of Axis through loans and capital contributions through at least March 31, 2016.
The Company has determined that, although the joint venture is a VIE, accounting for its activity under the equity method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that neither ARI Component nor the Company has rights to the majority of returns, losses or votes, the executive committee and board of directors of the joint venture are comprised of one representative from each significant partner with equal voting rights and the risk of loss to the Company and ARI Component is limited to its investment in Axis and the loans due to the Company under the Axis Credit Agreement.
Summary combined financial position information for Axis, the investee company, in total, is as follows:

	December 31,
	2014	2013
	(in thousands)
Financial position:
Current assets	$7,510	$8,124
Non-current assets	33,838	38,655
Total assets	41,348	46,779
Current liabilities	17,356	12,398
Non-current liabilities	47,253	57,253
Total liabilities	64,609	69,651
Members’ deficit	(23,261)	(22,872)
Total liabilities and members’ deficit	$41,348	$46,779

Summary combined financial results of operations for Axis, the investee company, in total, are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Results of operations:
Revenues	$69,667	$53,944	$59,303
Gross profit	$5,496	$5,645	$5,390
Earnings before interest	$4,496	$4,724	$4,465
Net loss	$(390)	$(652)	$(1,345)
As of December 31, 2014, the investment in Axis was comprised entirely of ARI's term loan and revolver. The Company has evaluated these loans to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.
Amtek Railcar
The Company also previously held, through its wholly-owned direct and indirect subsidiaries, ARM I and ARM II, a 50.0% ownership interest in Amtek Railcar Industries Private Limited (Amtek Railcar), a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture. The Company, sold its subsidiaries, ARM I and ARM II, thereby selling all of its ownership interest in Amtek Railcar to a third party pursuant to a purchase agreement entered into on December 27, 2013. As a result of the sale, the Company no longer participates in Amtek Railcar. This sale resulted in a loss of $5.9 million in addition to the Company's $2.8 million share of Amtek Railcar's losses for 2013. The total loss related to the Company's interest in Amtek Railcar was $8.7 million in 2013, compared to $1.0 million in 2012. Amtek Railcar incurred a net loss of $5.6 million and $2.1 million during 2013 and 2012, respectively.

The Company accounted for its investment in Amtek Railcar using the equity method. The Company determined that, although the joint venture was a VIE, this method was appropriate given that the Company was not the primary beneficiary, did not have a controlling financial interest and did not have the ability to individually direct the activities of Amtek Railcar that most significantly impacted its economic performance. The significant factors in this determination were that the Company and its wholly-owned subsidiaries did not have the rights to the majority of returns, losses or votes and the risk of loss to the Company was limited to its investment in Amtek Railcar.
Note 11 – Warranties
The Company's standard warranty is up to one year for parts and services and five years for new railcars. Factors affecting the Company's warranty liability include the number of units sold, historical and anticipated rates of claims and historical and anticipated costs per claim. Fluctuations in the Company's warranty provision and experience of warranty claims are the result of variations in these factors. The Company assesses the adequacy of its warranty liability based on changes in these factors.
The overall change in the Company's warranty reserve is reflected on the consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Liability, beginning of year	$1,385	$1,374	$930
Provision for warranties issued during the year, net of adjustments	1,263	1,453	1,318
Adjustments to warranties issued during previous years	(261)	(788)	199
Warranty claims	(1,434)	(654)	(1,073)
Liability, end of year	$953	$1,385	$1,374
Note 12 – Debt
Lease Fleet Financings
The Company, through its wholly-owned subsidiaries LLI and LLII, has from time to time entered into lease fleet financings in order to, among other things, support and grow its railcar leasing business.
In January 2015, the Company added a wholly-owned subsidiary, LLIII, through which it refinanced the lease fleet financing facilities referred to below. Below is a summary of our indebtedness as of December 31, 2014 and thus does not reflect the LLIII refinancing. See Note 23, Subsequent Events, for further discussion regarding this refinancing and the nature of this subsidiary.
Original term loan
In December 2012, LLI entered into a senior secured delayed draw term loan facility (Original Term Loan) secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases, and certain other assets of LLI. The Original Term Loan provided for an initial draw at closing (Initial Draw) and allowed for up to two additional draws. Upon closing, the Initial Draw was $98.4 million, net of fees and expenses.
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
January 2014 refinancing
In January 2014, LLI refinanced its Original Term Loan under an amended and restated credit agreement (Amended and Restated Credit Agreement) in order to, among other things, increase the aggregate borrowings available thereunder. In connection with the refinancing, LLI entered into a new senior secured term loan facility in an aggregate principal amount of $316.2 million, net of fees and expenses (Refinanced Term Loan). Of this amount, $194.2 million was used to refinance the Original Term Loan, resulting in net proceeds of $122.0 million. In conjunction with the refinancing, the Company incurred a $1.9 million loss, which is shown as loss on debt extinguishment on the consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the Original Term Loan. As of December 31, 2014, the outstanding principal balance on the Refinanced Term Loan, including the current portion, was $309.0 million.

The Refinanced Term Loan accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0%, for a rate of 2.2% as of December 31, 2014, subject to an alternative rate as set forth in the Amended and Restated Credit Agreement. The interest rate increases by 2.0% following certain events of default. Pursuant to the terms of the Original Term Loan and the Amended and Restated Credit Agreement, the Company has been required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of both December 31, 2014 and 2013, the interest reserve amount was $3.9 million and included within 'Restricted cash' on the consolidated balance sheets. The Refinanced Term Loan may be prepaid at LLI's option at any time without premium or penalty (other than customary LIBOR breakage fees) prior to the final scheduled maturity of the Refinanced Term Loan, which is January 15, 2020.
LLI is required to maintain a loan to value ratio of at least 80% of the Net Aggregate Equipment Value, as defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to ARI and/or LLI, which are customarily applicable to senior secured facilities. Key covenants include limitations on LLI's indebtedness, liens, investments, acquisitions, asset sales, redemption payments, and affiliate and extraordinary transactions; full cash sweep; covenants relating to the maintenance of LLI as a separate legal entity; financial and other reporting and periodic appraisals; maintenance of railcars, leases, and other assets; and LLI's compliance with a Debt Service Coverage Ratio (as defined in the Amended and Restated Credit Agreement) of 1.05 to 1.00, measured quarterly on a nine-month trailing basis, and subject to up to a 75 - 135 day cure period. The Company was in compliance with all of its covenants under the Refinanced Term Loan as of December 31, 2014.
The terms of the Amended and Restated Credit Agreement also provided LLI with the right, but not the obligation, within the 90 day period ended on October 15, 2014, to increase the amount of the Refinanced Term Loan in an aggregate additional amount not to exceed $100.0 million subject to the conditions set forth in the Amended and Restated Credit Agreement. LLI did not exercise this right.
October 2014 bridge financing
In October 2014, the Company, through its wholly-owned subsidiary, LLII, entered into a lease fleet financing facility for $100.0 million under a term loan agreement (LLII Term Loan) in order to support the growth of its leasing business. The LLII Term Loan is scheduled to mature in April 2015. As of December 31, 2014, the outstanding principal balance on the LLII Term Loan was $100.0 million and is classified in the consolidated balance sheets as 'Short-term debt, including current portion of long-term debt'.
Subject to the provisions of the LLII Term Loan, the principal borrowed thereunder (the Loan) accrues interest at a rate determined by reference to an index or, subject to certain circumstances, at a base rate. For the portion of the Loan accruing interest at a rate determined by reference to an index, (i) except during a period when the lender for such portion of the Loan is funding and maintaining such portion of the Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of LIBOR (as determined under the LLII Term Loan) for such period plus the Applicable Margin (described below), and (ii) during a period when the lender for such portion of the Loan is funding and maintaining such portion of the Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of the applicable commercial paper rate (the CP Rate as determined under the LLII Term Loan) plus the Applicable Margin (described below). From and including October 16, 2014 and through and including April 16, 2015, the Applicable Margin is equal to a rate per annum of 1.45%, for a rate of 1.7% as of December 31, 2014. Thereafter, the Applicable Margin increases to a rate per annum equal to 2.95%. The interest rate increases by 2.0% following certain defaults. For the portion of the Loan accruing interest at the base rate, the interest rate is the higher of the federal funds rate designated by the LLII Term Loan, plus 0.5%, or the prime rate designated by the LLII Term Loan. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date, which is April 16, 2015.
The LLII Term Loan contains certain representations, warranties, and affirmative and negative covenants applicable to ARI and/or LLII, which are customarily applicable to senior secured facilities. Key covenants include limitations on LLII's indebtedness, liens, investments, acquisitions, asset sales, and affiliate and extraordinary transactions; full cash sweep; covenants relating to the maintenance of LLII as a separate legal entity; financial and other reporting and periodic appraisals; maintenance of railcars, leases, and other assets; and LLII's compliance with an 80% utilization covenant (as defined in the LLII Term Loan). The Company was in compliance with all of its covenants under the LLII Term Loan as of December 31, 2014.
Both the LLI and LLII lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on substantially all assets of LLI and LLII, respectively, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLI and LLII without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease LLI and LLII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents.
As of December 31, 2014 and 2013, the net book value of the railcars that were pledged as part of the Lease Fleet Financings was $277.0 million and $216.7 million, respectively.
The future contractual minimum rental revenues related to the railcars pledged under all Lease Fleet Financings as of December 31, 2014 were as follows (in thousands).

2015	$50,479
2016	49,248
2017	38,093
2018	26,462
2019	17,682
2020 and thereafter	24,892
Total	$206,856

As of December 31, 2014, the principal payments remaining under the Refinanced Term Loan were as follows:

	Payments due by Period
	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Refinanced Term Loan	$10,612	$10,612	$10,612	$13,703	$16,890	$246,525
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

Note 13 – Income Taxes
Income tax expense consists of:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$(10,569)	$9,379	$1,217
State and local	3,100	3,134	3,551
Foreign	174	353	137
Total current	(7,295)	12,866	4,905
Deferred
Federal	63,577	33,842	32,458
State and local	8,804	5,725	4,643
Foreign	(12)	7	16
Total deferred	72,369	39,574	37,117
Total income tax expense	$65,074	$52,440	$42,022
The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Computed income tax expense	$57,612	$48,768	$37,046
State and local tax expense	6,709	5,544	4,351
Excludable loss from foreign joint venture	—	—	366
Non-deductible items	523	(626)	127
Adjustments for uncertain tax positions	206	(166)	(14)
Other, net	24	(1,080)	146
Total income tax expense	$65,074	$52,440	$42,022

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	December 31,
	2014	2013
	(in thousands)
Current deferred tax assets
Provisions not currently deductible	$7,234	$8,962
Tax credits and deferred revenues	246	74
Net operating loss —state	208	24
Total current deferred tax asset	7,688	9,060
Non-current deferred tax assets
Provisions not currently deductible	392	308
Stock based compensation	136	270
Net operating loss carryforwards—federal and state	—	189
Net capital loss carryforwards—federal and state	1,859	1,988
Pensions and post retirement	3,095	1,603
Total non-current deferred tax asset	5,482	4,358
Total deferred tax asset	$13,170	$13,418
Non-current deferred tax liabilities
Investment in joint ventures/partnerships	$(2,269)	$(2,294)
Property, plant and equipment	(171,562)	(101,276)
Total deferred tax liability	$(173,831)	$(103,570)
The net deferred tax asset (liability) is classified in the consolidated balance sheets as follows:

	December 31,
	2014	2013
	(in thousands)
Current deferred tax assets	$7,688	$9,060

Non-current deferred tax assets	5,482	4,358
Non-current deferred tax liability	(173,831)	(103,570)
Non-current deferred tax liability, net	(168,349)	(99,212)

Current deferred tax asset	7,688	9,060
Non-current deferred tax liability, net	(168,349)	(99,212)
Net deferred tax liability	$(160,661)	$(90,152)
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
ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative undistributed earnings of its Canadian subsidiary. Such undistributed earnings from ARI's Canadian subsidiary have been included in consolidated retained earnings in the amount of $2.8 million and $3.4 million as of December 31, 2014 and 2013, respectively. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2014 and 2013 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant.
As of December 31, 2014, the Company had state net operating loss carry-forwards in the amount of $4.3 million, which expire between 2015 and 2034. In 2013, ARI had state net operating loss carryforwards of $3.6 million.

In 2014, the Company had a federal net operating loss of $32.0 million, all of which will be carried back to offset prior years' taxable income. The Company will carry forward its alternative minimum tax credits of $0.1 million related to the carryback of the federal net operating loss. In 2013, the Company had federal capital losses of $6.7 million, of which $1.9 million was carried back to offset capital gains in a prior year's taxable income.
As of December 31, 2014, the Company's gross unrecognized tax benefits were $1.4 million, of which $1.0 million, net of federal benefit on state matters, would impact the effective tax rate if reversed. As of December 31, 2013, the Company's gross unrecognized tax benefits were $1.1 million, of which $0.8 million, net of federal benefit on state matters, would impact the effective tax rate if reversed.
The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$1,142	$1,744	$1,813
Increases in tax positions for prior years	91	53	34
Increases in tax positions for current year	189	103	611
Settlements	—	(716)	(704)
Expirations of statutes	—	(42)	(10)
Ending balance	$1,422	$1,142	$1,744
The total amount of interest and penalties included in the tax provision as an income tax expense (benefit) for the years ended December 31, 2014 and 2013 was $0.1 million and $(0.2) million, respectively. The Company believes it is possible that within the next twelve months its unrecognized tax benefits could change up to $0.9 million as a result of the Company's analysis of state tax filing requirements.
The statute of limitation on the Company's 2009 and 2010 federal income tax return expired in September 2014. The Company's federal income tax returns for tax years 2011 and beyond remain subject to examination, with the latest statute of limitations expiring in September 2018.
Certain of the Company's 2008 through 2010 state income tax returns and all of the Company's state income tax returns for 2011 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2018. The Company's foreign subsidiary's income tax returns for 2010 and beyond remain open to examination by foreign tax authorities.
The Company is continuing to evaluate the impact of the recent regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition. Presently, the Company does not anticipate a material impact to its financial condition or results of operations.
Note 14 – Employee Benefit Plans
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
The Company's measurement date is December 31 and costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are currently expensed.

The change in benefit obligation, change in plan assets and the funded status is as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$21,491	$24,417	$75	$111
Service cost	227	198	—	1
Interest cost	970	882	3	4
Plan amendments	—	—	—	(31)
Actuarial (gain) loss	4,451	(2,795)	(1)	(6)
Assumed administrative expenses	(227)	(198)	—	—
Benefits paid	(1,049)	(1,013)	—	(4)
Benefit obligation at December 31	$25,863	$21,491	$77	$75
Change in plan assets
Plan assets at January 1	$16,731	$14,894	$—	$—
Actual return on plan assets	888	2,313	—	—
Administrative expenses	(227)	(198)	—	—
Employer contributions	938	735	—	—
Benefits paid	(1,049)	(1,013)	—	—
Plan assets at fair value at December 31	$17,281	$16,731	$—	$—
Funded status
Benefit obligation in excess of plan assets at December 31	$(8,582)	$(4,760)	$(77)	$(75)
Amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
	(in thousands)
Accrued benefit liability—short term	$(112)	$(113)	$(4)	$(4)
Accrued benefit liability—long term	(8,470)	(4,647)	(73)	(71)
Net liability recognized at December 31	$(8,582)	$(4,760)	$(77)	$(75)
Net actuarial (loss) gain	$(8,902)	$(4,356)	$681	$735
Net prior service (cost) credit	(25)	(34)	29	31
Accumulated other comprehensive (loss) income pre-tax at December 31	$(8,927)	$(4,390)	$710	$766

The short-term liability has been reported within 'Accrued compensation' on the consolidated balance sheets.

The components of net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(in thousands)
Components of net periodic benefit cost
Service cost	$227	$198	$191	$—	$1	$1
Interest cost	970	882	934	3	4	4
Expected return on plan assets	(1,251)	(1,114)	(1,010)	—	—	—
Recognized actuarial loss (gain)	269	767	705	(55)	(76)	(80)
Amortization of prior service cost (gain)	8	8	8	(3)	(391)	(391)
Curtailment gain recognized	—	—	—	—	(1,698)	—
Total net periodic benefit cost	$223	$741	$828	$(55)	$(2,160)	$(466)
The Company amortizes actuarial loss and gain using a weighted average amortization period for all plans of 9 years. The net actuarial loss (gain) that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit costs during the year ended December 31, 2015 is $0.8 million and less than $(0.1) million, respectively, for pension benefits and postretirement benefits.
Additional information
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2015	$1,119	$4
2016	1,136	4
2017	1,178	4
2018	1,238	4
2019	1,276	4
2020 and thereafter	6,956	23
Total	$12,903	$43
The Company expects to contribute $0.8 million to its pension and postretirement plans in 2015.
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
Expected return on plan assets
The Company's expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.
Mortality and retirement rates
Mortality and retirement rates are based on actual and anticipated plan experience. The Company's December 31, 2014 valuation of pension and other postretirement benefit costs and liabilities utilized the Society of Actuaries new mortality tables that were released in October 2014 and new mortality improvement scales, specifically the RP-2014 table with the MP-2014 projection scale.
The decrease in the discount rates and the use of the updated mortality tables and projection scales resulted in an increase in the benefit obligation, which will be amortized through actuarial losses. The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Discount rate	3.75%	4.64%	3.60%	4.39%
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.64%	3.70%	4.25%	4.39%	3.67%	4.18%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
The Company's pension plans' asset valuation in the fair value hierarchy levels, discussed in detail in Note 5, along with the weighted average asset allocations as of December 31, 2014, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset Category
Short-term investments	$—	$753	$—	$753
Corporate stocks - common	4,092	—	—	4,092
Mutual funds - equity	6,084	—	—	6,084
Debt securities
Exchange traded funds	5,698	—	—	5,698
Government	526	—	—	526
Asset backed	—	128	—	128
	$16,400	$881	$—	$17,281

The Company's pension plans' asset valuation in the fair value hierarchy levels, along with the weighted average asset allocations as of December 31, 2013, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset Category
Short-term investments	$—	$574	$—	$574
Corporate stocks - common	4,054	—	—	4,054
Mutual funds - equity	5,918	—	—	5,918
Debt securities
Exchange traded funds	5,458	—	—	5,458
Government	454	—	—	454
Asset backed	—	273	—	273
	$15,884	$847	$—	$16,731

The overall objective of the pension plans' investments is to grow plan assets in relation to liabilities, while prudently managing the risk of a decrease in the pension plans' assets. The pension plans' investment committee has established a target investment mix with upper and lower limits for investments in equities, fixed-income and other appropriate investments. Assets will be re-allocated among asset classes from time-to-time to maintain an investment mix as established for each plan. The investment committee has established an average target investment mix of approximately 65% equities and approximately 35% fixed-income for the plans.

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

Short-term investments. The pension plans' assets are invested in short-term investments to manage liquidity. These investments consist of open-ended money market mutual funds that invest in first-tier securities and high quality, short-term obligations to earn income but maintain a high degree of liquidity and preserve capital. These money market funds are classified within the Level 2 valuation hierarchy since fair value inputs are derived prices in active markets and the fund is not traded on a national securities exchange. Short-term investments are not subject to liquidity redemption restrictions.

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
The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service and employee earnings with discretionary contributions allowed. Expenses related to these plans were $1.0 million, $1.0 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 15 – Commitments and Contingencies
As of December 31, 2014, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows (in thousands):

2015	$1,641
2016	1,164
2017	974
2018	925
2019	924
2020 and thereafter	3,237
Total	$8,865
Total rent expense for the years ended December 31, 2014, 2013 and 2012 was $2.6 million, $2.4 million and $2.3 million, respectively.

The Company is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, and other laws and regulations relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI's actions that were in compliance with all applicable laws at the time such actions were taken. In addition, these laws may require significant expenditures to achieve compliance and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI's operations that involve hazardous materials also raise potential risks of liability under common law.
Certain real property ARI acquired from ACF Industries LLC (ACF) in 1994 had been involved in investigation and remediation activities to address contamination both before and after their transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, the Company's principal beneficial stockholder through Icahn Enterprises L.P. (IELP). Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, it is the Company's understanding that no further investigation or remediation is required at these properties and ARI does not believe it will incur material costs in connection with such activities, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of any additional investigation or remediation that may be required. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its financial condition or results of operations.
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
On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. (Gyansys). The complaint asserts a claim against Gyansys for breaching its contract with ARI to implement an enterprise resource planning system. The Company seeks to recover monetary damages in an amount still to be determined, but which ARI alleged exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against ARI for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, the Company does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. However, ARI believes that Gyansys' counterclaims lack merit, and ARI has filed a motion to dismiss Gyansys' counterclaims in part.
Note 16 – Share-based Compensation
The Company accounts for share-based compensation granted under the 2005 Equity Incentive Plan, as amended (the 2005 Plan) based on the fair values calculated using the Monte Carlo and Black-Scholes-Merton (Black-Scholes) option-pricing formulas. The 2005 Plan is administered by the Company's board of directors or a committee of the board.
The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1,000,000 shares of the Company's common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. The Company has not granted options since January 2006, all of which have been exercised or expired unexercised prior to 2012. As a result, the Company did not recognize any compensation expense related to stock options during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, an aggregate of 855,476 shares were available for issuance in connection with future equity instrument grants under the Company's 2005 Plan.
Stock appreciation rights
Beginning in 2007, the compensation committee of the Company's board of directors periodically issued stock appreciation rights (SARs) to certain employees under the 2005 Plan. SARs are subject to certain vesting provisions as stipulated for each individual grant and will have an expiration period that ranges from 5 to 10 years. SARs granted under the 2005 Plan must have an exercise price at or above the fair market value on the date of grant.
Share-based compensation is expensed using a graded vesting method over the vesting period of the instrument. Currently, ARI has SARs outstanding that are only settled in cash, as discussed below and thus, are treated as liability based awards. The fair value of the liability associated with share-based compensation is based on the components used to calculate the Black-Scholes value, including the Company's closing market price, as of that date and is considered a Level 2 input. For definition and discussion of a Level 2 input for fair value measurement, refer to Note 5.
The following table presents the amounts incurred by ARI for share-based compensation, or stock appreciation rights (SARs) and the corresponding line items on the consolidated statements of operations that they are classified within:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Share-based compensation expense:
Cost of revenues: Manufacturing	$697	$909	$899
Cost of revenues: Railcar Services	186	234	171
Selling, general and administrative	2,309	3,986	3,598
Total share-based compensation expense	$3,192	$5,129	$4,668
Income tax benefits related to share-based compensation arrangements were $2.1 million, $3.1 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
SARs with a four year vesting period vest in 25.0% increments on the first, second, third and fourth anniversaries of the grant date. SARs with a three year vesting period vest in three equal increments on the first, second and third anniversaries of the grant date. Each holder must remain employed by the Company through each such date in order to vest in the corresponding number of SARs. Prior to 2014, various awards also had either market or performance conditions, and with the exception of the 2008 grants, those special conditions were achieved.
The SARs have exercise prices that represent the closing price of the Company's common stock on the date of grant. Upon the exercise of any SAR, the Company shall pay the holder, in cash, an amount equal to the excess of (A) the aggregate fair market value (as defined in the 2005 Plan) in respect of which the SARs are being exercised, over (B) the aggregate exercise price of the SARs being exercised, in accordance with the terms of the applicable Stock Appreciation Rights Agreement (the SARs Agreement). The SARs are subject in all respects to the terms and conditions of the 2005 Plan and the applicable SARs Agreement, which contain non-solicitation, non-competition and confidentiality provisions.
The fair value of all unexercised SARs is determined at each reporting period under the Monte Carlo and Black-Scholes option pricing methodologies based on the inputs in the table below, which projected that the specific performance targets for applicable grants will be fully met. The fair value of the SARs is expensed on a graded vesting basis over the vesting period, which is in equal increments on the respective anniversaries of the grant date. Changes in the fair value of vested SARs are expensed in the period of change. The following table provides an analysis of all SARs outstanding and assumptions that were used as of December 31, 2014:

	Grant Year
	2014	2012	2011	2010	2009	2008
SARs outstanding	86,419	38,327	9,632	2,283	2,350	100
Vested & Exercisable	—	733	9,632	2,283	2,350	100
Vesting period	3 years	3 years	3 years	3 years	4 years	4 years
Expiration Year	2021	2019	2018	2017	2016	2015
Weighted average exercise price	$49.76	$29.31	$24.45	$12.80	$6.71	$20.88
Expected volatility range	44.2% - 52.8%	42.7%	42.5%	46.0%	46.3%	46.3%
Expected life range (in years)	3.1 - 4.5	2.0 - 2.1	1.7	1.1 - 1.2	0.6	0.2
Risk-free interest rate range	1.1% - 1.7%	0.7%	0.7%	0.2%	0.2%	0.2%
Expected Dividend yield	3.1%	3.1%	3.1%	3.1%	3.1%	3.1%
Forfeiture Rate on unvested SARs	4.0%	4.0%	N/A	N/A	N/A	N/A
The stock volatility rate was determined using the volatility rates of the Company's common stock over the same period as the expected life of each grant. The expected life ranges represent the use of the simplified method prescribed by the Securities and Exchange Commission (SEC) due to inadequate exercise activity for the Company's SARs. The simplified method uses the average of the vesting period and expiration period of each group of SARs that vest equally over a three or four-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the SARs at the time of grant. The expected dividend yield was determined using the most recent quarter's dividend. During 2014, the Company updated its estimate of expected forfeitures over the contractual life of each grant for each period. As a result, the Company modified its forfeiture from 2% in 2013 to 4% in 2014. The impact of this change on net earnings was less than $0.1 million and the Company expects the impact to be equally immaterial in future periods.
The following is a summary of SARs activity under the 2005 Plan:

	Stock Appreciation Rights (SARs)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of SARs	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	805,910	$16.35
Granted	204,500	$29.31
Cancelled/Forfeited	(22,360)
Exercised	(390,658)
Outstanding at December 31, 2012	597,392	$21.54
Granted	—	$—
Cancelled/Forfeited	(41,114)
Exercised	(349,044)
Outstanding at December 31, 2013	207,234	$25.85
Granted	119,342	$49.31
Cancelled/Forfeited	(50,550)
Exercised	(136,915)
Outstanding at December 31, 2014	139,111	$41.02	63 months	$19.13	$1,575
Exercisable at December 31, 2014	15,098	$20.14	34 months	$30.01	$473

As of December 31, 2014, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $0.7 million and were expected to be recognized over a weighted average period of 25 months.
Note 17 – Shareholders' Equity
During each quarter of 2014 and 2013, the board of directors of the Company declared and paid cash dividends of $0.40 and $0.25, respectively, per share of common stock of the Company, totaling $34.2 million and $21.4 million, respectively, to shareholders of record as of each quarterly record date.

Note 18 – Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance December 31, 2011	$—	$1,283	$(2,481)	$(1,198)
Currency translation	—	279	—	279
Minimum pension liability re-valuation, net of tax effect of $335	—	—	(375)	(375)
Amortization of net actuarial gain, net of tax effect of $189	—	—	(306)	(306)
Unrealized gain on Available for Sale Securities, net of tax effect of $654	1,213	—	—	1,213
Balance December 31, 2012	$1,213	$1,562	$(3,162)	$(387)
Currency translation		(802)		(802)
Minimum pension liability re-valuation, net of tax effect of $1,893	—	—	2,877	2,877
Amortization of net actuarial gain, net of tax effect of $177	—	—	(1,969)	(1,969)
Reclassifications related to available for sale securities, net of tax effect of $702 (1)	(1,213)	—	—	(1,213)
Balance December 31, 2013	$—	$760	$(2,254)	$(1,494)
Currency translation		(1,035)		(1,035)
Minimum pension liability re-valuation, net of tax effect of $1,755	—	—	(2,784)	(2,784)
Amortization of net actuarial gain, net of tax effect of $24	—	—	(36)	(36)
Balance December 31, 2014	$—	$(275)	$(5,074)	$(5,349)

(1)—	This accumulated other comprehensive income component relates to realized gains on available for sale securities sold. See Note 4 for further details and pre-tax amounts.
Note 19 – Related Party Transactions
Agreements with ACF
The Company has the following agreements with ACF, a company controlled by Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP:
Manufacturing services agreement
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company's instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. For the years ended December 31, 2014, 2013 and 2012, ARI purchased $5.1 million, $0.3 million, and less than $0.1 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by the Company.
Purchasing and engineering services agreement
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI's audit committee. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a non-exclusive, non-assignable license to certain of ARI's intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In August 2014, ARI and ACF amended this agreement to, among other things, extend the termination date from December 31, 2014 to December 31, 2015, subject to certain early termination events.
In consideration of the services and license provided by ARI to ACF in conjunction with the agreement, ACF pays ARI a royalty and, if any, a share of the net profits (Profits) earned on each railcar manufactured and sold by ACF under the agreement, in an aggregate amount equal to 30% of such Profits, as calculated under the agreement. Profits are net of certain of ACF's start-up and shutdown expenses and certain maintenance capital expenditures. If no Profits are realized on a railcar manufactured and sold by ACF pursuant to the agreement, ARI will still be entitled to the royalty for such railcar and will not share in any losses incurred by ACF in connection therewith. In addition, any railcar components supplied by ARI to ACF for the manufacture of these railcars shall be provided at fair market value.
Under the agreement, ACF had the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through December 31, 2015. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI's orders or backlog.
For the years ended December 31, 2014 and 2013, revenues of $19.0 million and $12.3 million, respectively, were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the consolidated statements of operations.
Agreements with IELP Entities
The Company has or had the following agreements with companies controlled by Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP, including, but not limited to, ARL and/or ARL's wholly-owned subsidiary, AEP Leasing LLC (collectively, the IELP Entities):
Railcar services agreement
In April 2011, the Company entered into a railcar services agreement with ARL (the Railcar Services Agreement). Under the Railcar Services Agreement, ARI provides ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed upon prices. The Railcar Services Agreement had an initial term of three years and automatically renews for additional one year periods unless either party provides at least sixty days prior written notice of termination.
For the years ended December 31, 2014, 2013 and 2012, revenues of $19.3 million, $17.2 million, and $21.4 million were recorded under the Railcar Services Agreement, respectively. These revenues are included under railcar services revenues from affiliates on the consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company's audit committee.
Railcar management agreements
From time to time, the Company and its wholly owned subsidiaries have entered into railcar management agreements with ARL, pursuant to which the Company and its respective wholly owned subsidiaries engaged ARL to manage, sell, operate, market, store, lease, re-lease, sublease and service ARI's railcars in certain markets, subject to the terms and conditions of the agreement. These agreements provide that ARL will manage the leased railcars (as identified in the respective agreement) including arranging for services, such as repairs or maintenance, as deemed necessary. Each of these agreements were unanimously approved by the independent directors of the Company's audit committee.
On February 29, 2012, the Company entered into a railcar management agreement with ARL. The agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties. In December 2012, LLI entered into a similar agreement with ARL. In January 2014, LLI and ARL amended this agreement to, among other things, extend the termination date to January 15, 2020. Subject to the terms and conditions of each agreement, ARL will receive, in respect of leased railcars, a management fee based on the lease revenues, a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.
On October 16, 2014, LLII entered into a railcar management agreement with ARL. The agreement shall continue until terminated by LLII as provided in the agreement. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a management fee based on the lease revenues (together with the railcar management agreements discussed above, collectively the Railcar Management Agreements). Additionally, LLIII entered into a railcar management agreement with ARL in January 2015. See Note 23, Subsequent Events, for further discussion regarding this subsidiary and its financing facilities.
For the years ended December 31, 2014, 2013 and 2012, total lease origination and management fees incurred under the Railcar Management Agreements were $5.1 million, $2.3 million and $1.4 million, respectively. These fees are included in cost of revenues for railcar leasing on the consolidated statements of operations. For the years ended December 31, 2014, 2013 and

2012, total sales commissions incurred were $0.6 million, $0.4 million and zero, respectively. These costs are included in selling, general and administrative costs on the consolidated statements of operations.
Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements as well as on a purchase order basis. Revenues from railcars sold to the IELP Entities were $226.9 million, $238.2 million and $103.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in manufacturing revenues from affiliates on the consolidated statements of operations. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company's audit committee.
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
The Company's Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $29.1 million and $32.9 million as of December 31, 2014 and 2013, respectively. See Note 10 for further information regarding this transaction and the terms of the underlying loans.
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
Effective April 1, 2009, Mr. James J. Unger, the Company's former chief executive officer, assumed the role of vice chairman of the Company's board of directors and served in such role until his resignation, effective September 30, 2013. In exchange for his services as vice chairman in 2013, Mr. Unger received an annual director fee of $65,000 payable quarterly, in advance.
The Company leases one of its parts manufacturing facilities from an entity owned by Mr. Unger. Expenses paid for this facility were $0.4 million for each of the years ended December 31, 2014, 2013 and 2012. These costs are included in manufacturing cost of revenues on the consolidated statements of operations. The Company is required to pay all tax increases assessed or levied upon the property and the cost of the utilities, as well as repair and maintain the facility. The lease, which extends through December 2015, was unanimously approved by the independent directors of the Company's audit committee.
On October 29, 2010, ARI entered into a lease agreement with a term of eleven years with an entity owned by Mr. Unger. The lease is for ARI's headquarters location in St. Charles, Missouri. The term under this lease agreement commenced January 1, 2011. The Company is required to pay monthly rent and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services it uses. The expenses recorded for this facility were $0.6 million for each of the years ended December 31, 2014, 2013 and 2012. These fees are included in selling, general and administrative costs on the consolidated statements of operations. The lease was unanimously approved by the independent directors of the Company's audit committee.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP. Under the agreement, which extends through November 2015, ARI sells and MWR purchases scrap metal from several ARI plant locations. For the years ended December 31, 2014, 2013 and 2012, MWR purchased scrap material from ARI totaling $8.7 million, $7.4 million and $8.6 million, respectively. This agreement was approved by the independent directors of the Company's audit committee.
Icahn Sourcing, LLC (Icahn Sourcing), was an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Effective January 1, 2013 Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (Insight Portfolio Group).

The Company was a member of the buying group in 2012, however, the Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement in 2012. During each of the years ended December 31, 2014 and 2013, the Company incurred $0.2 million of fees as a member of Insight Portfolio Group. These charges are included in selling, general and administrative costs on the consolidated statements of operations.
In March 2014, the Company appointed Mr. Yevgeny Fundler as its senior vice president, general counsel, and secretary. In March 2014, Mr. Fundler also assumed the role of general counsel with ARL. In addition, since March 2010, he has consulted for Insight Portfolio Group as its general counsel. The independent directors of the Company's audit committee considered Mr. Fundler's provision of services to ARL and Insight Portfolio Group in connection with their review and approval of Mr. Fundler's employment by the Company.
Financial information for transactions with related parties
Cost of revenues for manufacturing for the years ended December 31, 2014, 2013 and 2012 included $127.7 million, $89.3 million and $83.5 million, respectively, in railcar components purchased from joint ventures.
Inventory as of December 31, 2014 and 2013, included $6.6 million and $6.2 million, respectively, of railcar components purchased from joint ventures. As of December 31, 2014 and 2013, all profit for this inventory still on hand was eliminated.
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
Manufacturing
Manufacturing consists of railcar manufacturing, and railcar and industrial component manufacturing. Intersegment revenues are determined based on an estimated fair market value of the railcars manufactured for the Company's railcar leasing segment, as if such railcars had been sold to a third party. Revenues for railcars manufactured for the Company's railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease. Earnings from operations for manufacturing include an allocation of selling, general and administrative costs, as well as profit for railcars manufactured for the Company's railcar leasing segment based on revenue determined as described above.
Railcar Leasing
Railcar leasing consists of railcars manufactured by the Company and leased to third parties under operating leases. Earnings from operations for railcar leasing include an allocation of selling, general and administrative costs and also reflect origination fees paid to ARL associated with originating the lease to the Company's leasing customers. The origination fees represent a percentage of the revenues from the lease over its initial term and are paid up front.
Railcar Services
Railcar services consists of railcar repair services provided through the Company's various repair facilities, including mini repair shops and mobile repair units, offering a range of services from full to light repair. Earnings from operations for railcar services include an allocation of selling, general and administrative costs.
Segment Financial Results
The information in the following table is derived from the segments' internal financial reports used by the Company's management for purposes of assessing segment performance and for making decisions about allocation of resources.

	Revenues			Earnings (Loss) from Operations			Capital Expenditures	Depreciation & Amortization
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
For the Year Ended December 31, 2014
Manufacturing	$600,326	$419,295	$1,019,621	$136,918	$126,019	$262,937	$13,298	$14,472
Railcar leasing	65,108	—	65,108	36,140	(50)	36,090	307,820	16,454
Railcar services	67,572	270	67,842	10,299	67	10,366	4,672	2,609
Corporate/Eliminations	—	(419,565)	(419,565)	(13,299)	(126,036)	(139,335)	1,960	677
Total Consolidated	$733,006	$—	$733,006	$170,058	$—	$170,058	$327,750	$34,212
For the Year Ended December 31, 2013
Manufacturing	$646,100	$217,922	$864,022	$135,454	$54,621	$190,075	$12,168	$14,504
Railcar leasing	31,871	—	31,871	14,836	40	14,876	162,068	9,799
Railcar services	72,621	233	72,854	14,372	(47)	14,325	5,925	2,506
Corporate/Eliminations	—	(218,155)	(218,155)	(13,755)	(54,614)	(68,369)	3,932	903
Total Consolidated	$750,592	$—	$750,592	$150,907	$—	$150,907	$184,093	$27,712
For the Year Ended December 31, 2012
Manufacturing	$633,547	$219,499	$853,046	$120,623	$35,362	$155,985	$16,856	$15,239
Railcar leasing	13,444	—	13,444	7,371	29	7,400	185,918	4,424
Railcar services	64,732	495	65,227	10,718	(99)	10,619	965	2,903
Corporate/Eliminations	—	(219,994)	(219,994)	(17,292)	(35,292)	(52,584)	2,141	2,244
Total Consolidated	$711,723	$—	$711,723	$121,420	$—	$121,420	$205,880	$24,810
Total Assets

	December 31,
	2014	2013	2012
	(in thousands)
Manufacturing	$356,720	$298,951	$329,346
Railcar leasing	908,010	478,000	263,228
Railcar services	52,639	52,150	49,060
Corporate/Eliminations	(124,960)	(3,492)	168,124
Total Consolidated	$1,192,409	$825,609	$809,758
Geographic Concentrations
The Company's operations are primarily located in the United States. The Company's foreign sales revenues were, in the aggregate, 4.2%, 2.0% and 0.9% of total consolidated revenues for 2014, 2013 and 2012, respectively. Total foreign assets were, in the aggregate, 1.0% and 1.5% of total consolidated assets as of December 31, 2014 and 2013, respectively.
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

	December 31,
	2014	2013	2012
Manufacturing	33.5%	33.4%	14.5%
Railcar Leasing	—%	—%	—%
Railcar Services	2.6%	2.3%	3.0%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the years ended December 31, 2014, 2013 and 2012.

	December 31,
	2014	2013	2012
IELP Entities	31.0%	31.7%	14.5%
CIT Group, Inc.	11.9%	24.4%	49.4%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of December 31, 2014 and 2013.

	December 31,
	2014	2013
Manufacturing receivables from significant customers	60.5%	22.6%
Note 21 – Supplemental Cash Flow Information
ARI received interest income of $2.5 million, $2.7 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
ARI paid interest expense, net of capitalized interest, of $6.9 million, $11.1 million and $20.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
ARI paid $24.2 million and $17.0 million of taxes, net of refunds, for the years ended December 31, 2014 and 2013, respectively, and received net tax refunds of $0.8 million for the year ended December 31, 2012.
ARI paid $5.3 million, $8.2 million and $5.8 million to employees related to SARs exercises during the years ended December 31, 2014, 2013 and 2012, respectively.
ARI had $3.3 million, $1.8 million and $1.1 million of capital expenditures in accounts payable and accrued expenses and taxes on the consolidated balance sheets at December 31, 2014, 2013 and 2012, respectively.
Note 22 – Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2014
Revenues	$182,115	$237,509	$162,842	$150,540
Gross profit	45,894	58,670	46,849	47,927
Net earnings	20,770	32,216	23,824	22,723
Net earnings per common share-basic and diluted	$0.97	$1.51	$1.12	$1.06

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2013
Revenues	$195,110	$159,404	$198,899	$197,179
Gross profit	42,494	43,534	42,787	49,797
Net earnings	17,937	23,619	20,970	24,370
Net earnings per common share-basic and diluted	$0.84	$1.11	$0.98	$1.14
Note 23 – Subsequent Events
On February 17, 2015, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of March 20, 2015 that will be paid on March 26, 2015.
In January 2015, LLIII completed a private placement of $625.5 million in aggregate principal amount of notes consisting of $250.0 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 (Class A-1 Notes) and $375.5 million in aggregate principal amount of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 (Class A-2 Notes, and collectively with the Class A-1 Notes, the Notes). The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025. The Notes are obligations of LLIII only and are secured by, among other things, a portfolio of railcars and leases thereon acquired by LLIII pursuant to a contribution and sale agreement between LLIII and the Company. Additionally, in connection with the Notes offering, LLIII entered into a railcar management agreement with ARL, as manager, under which ARL will manage, operate, market, store, lease, re-lease, sublease and service the subject railcars on behalf of LLIII. This agreement extends at least through the Notes' final maturity date of January 17, 2045.
The Notes are not registered under the Securities Act of 1933, as amended (Securities Act), or any state securities laws, and were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act.
The Notes were issued pursuant to an Indenture, dated January 29, 2015 between LLIII and U.S. Bank National Association, as indenture trustee (Indenture Trustee). The Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Interest on the Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the Indenture. While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. If the cash flow assumptions used in determining the targeted balances are met, it is anticipated that the Notes will be repaid well in advance of their stated legal final maturity date. There can be no assurance, however, that such cash flow assumptions will be realized. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. If the Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest shall accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds.
LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date and the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The Indenture contains covenants which limit, among other things, LLIII's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications.
The Indenture also contains certain customary events of default, including among others, failure to pay amounts when due after applicable grace periods, failure to comply with certain covenants and agreements, and certain events of bankruptcy or insolvency. Certain events of default under the Indenture will make the outstanding principal balance and accrued interest on the Notes, together with all amounts then due and owing to the noteholders, immediately due and payable without further action. For other events of default, the Indenture Trustee, acting at the direction of a majority of the noteholders, may declare the principal of and accrued interest on all Notes then outstanding to be due and payable immediately.
LLIII has used the net proceeds from the sale of the Notes to purchase railcars from the Company pursuant to a contribution and sale agreement between the Company and LLIII. The Company has used and intends to use the proceeds from the sale of railcars to LLIII for general corporate purposes and to repay certain indebtedness, including two prior lease fleet financings.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal controls over financial reporting
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by Grant Thornton, LLP, the independent registered public accounting firm, who also audited our consolidated financial statements. Grant Thornton's attestation report on our internal control over financial reporting is included herein.
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
The additional information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (2015 Proxy Statement) to be filed with the SEC within 120 days after the close of our fiscal year.
Item 11: Executive Compensation
Information required by this item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 14: Principal Accounting Fees and Services
Information required by this item is incorporated by reference to our 2015 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.

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

American Railcar Industries, Inc.
Date: February 20, 2015	By:	/s/ Jeffrey S. Hollister
	Name:	Jeffrey S. Hollister
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey S. Hollister	President and Chief Executive Officer (principal executive officer)	February 20, 2015
Name: Jeffrey S. Hollister

/s/ Umesh Choksi	Senior Vice President, Chief Financial Officer (principal financial officer) and Treasurer	February 20, 2015
Name: Umesh Choksi

/s/ Michael E. Vaughn	Vice President and Controller (principal accounting officer)	February 20, 2015
Name: Michael E. Vaughn

/s/ SungHwan Cho	Director	February 20, 2015
Name: SungHwan Cho

/s/ Harold First	Director	February 20, 2015
Name: Harold First

/s/ James Pontious	Director	February 20, 2015
Name: James Pontious

/s/ J. Mike Laisure	Director	February 20, 2015
Name: J. Mike Laisure

/s/ Hunter Gary	Director	February 20, 2015
Name: Hunter Gary

/s/ Andrew Roberto	Director	February 20, 2015
Name: Andrew Roberto

/s/ Courtney Mather	Director	February 20, 2015
Name: Courtney Mather

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger between American Railcar Industries, Inc., a Missouri corporation, and American Railcar Industries, Inc., a Delaware corporation, (incorporated by reference to Exhibit 2.1 to ARI's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006).

2.2
Stock Purchase Agreement dated March 24, 2006 between Steel Technologies, Inc. and ARI Acquisition Sub joined in by American Railcar Industries (incorporated by reference to Exhibit 2.2 to ARI's Current Report on Form 8-K, filed with the SEC on March 28, 2006).

2.3
Agreement and Plan of Merger between American Railcar Industries, Inc., a Delaware corporation, and American Railcar Industries, Inc., a North Dakota corporation, (incorporated by reference to Exhibit 2.1 to ARI's Current Report on Form 8-K, filed with the SEC on June 30, 2009).

3.1
Amended and Restated Articles of Incorporation of American Railcar Industries, Inc., a North Dakota corporation (incorporated by reference to Exhibit 3.1 to ARI's Current Report on Form 8-K, filed with the SEC on June 30, 2009).

3.2	Bylaws of American Railcar Industries, Inc., a North Dakota corporation (incorporated by reference to Exhibit 3.2 to ARI's Current Report on Form 8-K, filed with the SEC on June 30, 2009).

4.1
Specimen Common Stock Certificate of American Railcar Industries, Inc., a North Dakota corporation (incorporated by reference to Exhibit 4.2 to ARI's Current Report on Form 8-K, filed with the SEC on June 30, 2009).

4.2
Indenture by and between Longtrain Leasing III, LLC, as Issuer and U.S. Bank National Association, as Indenture Trustee, dated January 29, 2015 (incorporated by reference to Exhibit 4.1 to ARI’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).†

10.1
Asset Transfer Agreement dated as of October 1, 1994 by and among ACF Industries, Incorporated, American Railcar Industries, Inc. and Carl Icahn (incorporated by reference to Exhibit 10.1 to ARI's Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.2
License Agreement dated as of October 1, 1994 by and between ACF Industries, Incorporated and American Railcar Industries, Inc. as Licensee (incorporated by reference to Exhibit 10.2 to ARI's Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.3
License Agreement dated as of October 1, 1994 by and between American Railcar Industries, Inc. and ACF Industries, Incorporated as Licensee (incorporated by reference to Exhibit 10.3 to ARI's Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.4
Manufacturing Services Agreement dated as of October 1, 1994 between ACF Industries, Incorporated and American Railcar Industries, Inc., as ratified and amended on June 30, 2005 (incorporated by reference to Exhibit 10.4 to ARI's Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.5
Assignment and Assumption, Novation and Release dated as of June 30, 2005 by and between ACF Industries Holding, Inc., American Railcar Industries, Inc., Gunderson Specialty Products, Inc., Gunderson, Inc., Castings, LLC, ASF-Keystone, Inc., Amsted Industries Incorporation and Ohio Castings Company, LLC (incorporated by reference to Exhibit 10.22 to ARI's Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.6
Ohio Castings Company, LLC Amended and Restated Limited Liability Company Agreement, dated as of June 20, 2003 (incorporated by reference to Exhibit 10.25 to ARI's Registration Statement on Form S-1, filed with the SEC on December 13, 2005).

10.7
Employee Benefit Plan Agreement dated as of December 1, 2005 between American Railcar Industries, Inc. and ACF Industries LLC (incorporated by reference to Exhibit 10.31 to ARI's Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 4, 2006). #

10.8
Supplemental Executive Retirement Plan of American Railcar Industries, Inc. (incorporated by reference to Exhibit 10.34 to ARI's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 28, 2006). #

10.9
American Railcar, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.36 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006). #

10.10	Registration Rights Agreement, dated February 28, 2007 (incorporated by reference to Exhibit 10.44 to ARI's Current Report on Form 8-K, filed with the SEC on March 1, 2007).

10.11	Form of 2007 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.46 to ARI's Current Report on Form 8-K, filed with the SEC on April 10, 2007). #

10.12
Axis, LLC Amended and Restated Limited Liability Company Agreement, dated as of January 25, 2008 (incorporated by reference to Exhibit 10.51 to ARI's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 22, 2008).

10.13
Form of 2008 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.55 to ARI's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008). #

10.14
Form of 2009 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.58 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009). #

10.15
Axis Credit Agreement dated as of December 28, 2007, as amended January 28, 2008, February 29, 2008, March 31, 2008 and August 5, 2009 (incorporated by reference to Exhibit 10.60 to ARI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.16
Master Assignment Agreement dated as of August 5, 2009 (incorporated by reference to Exhibit 10.61 to ARI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.17
Form of 2010 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.62 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 5, 2010). #

10.18
Lease Agreement, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.63 to ARI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 2, 2010). †

10.19
Fifth Amendment to the Axis Credit Agreement dated as of March 31, 2011. (incorporated by reference to Exhibit 10.64 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011).

10.20
Railcar Services Agreement dated as of April 15, 2011 between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.65 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011). †

10.21	Form of 2011 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.66 to ARI's Current Report on Form 8-K, filed with the SEC on May 13, 2011). #

10.22
Employment Agreement between American Railcar Industries, Inc. and Dale C. Davies, dated as of October 19, 2011 (incorporated by reference to Exhibit 10.56 to ARI's Current Report on Form 8-K, filed with the SEC on October 25, 2011). #

10.23	American Railcar Industries, Inc. 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.66 to ARI's Current Report on Form 8-K, filed with the SEC on February 24, 2012). #

10.24
Railcar Management Agreement dated as of February 29, 2012 between American Railcar Industries, Inc. and American Railcar Leasing LLC, together with the related Letter Agreement (incorporated by reference to Exhibit 10.39 to ARI's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 2, 2012). †

10.25
Sixth Amendment to the Axis Credit Agreement dated as of March 30, 2012 (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012). #

10.26
Form of 2012 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012). #

10.27
Form of 2012 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012). #

10.28
Employment Agreement between American Railcar Industries, Inc. and James Cowan, dated as of June 8, 2012 (incorporated by reference to Exhibit 10.1 to ARI's current report on Form 8-K, filed with the SEC on June 12, 2012). #

10.29
Seventh Amendment to the Axis Credit Agreement dated as of December 18, 2012 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC (incorporated by reference to Exhibit 10.44 to ARI's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013).*

10.30
Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC (incorporated by reference to Exhibit 10.48 to ARI's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013). †

10.31
Amendment No. 1 to the Longtrain Credit Agreement dated as of February 15, 2013 by and among Longtrain Leasing I, LLC and Fifth Third Bank, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.49 to ARI's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013).

10.32	American Railcar Industries, Inc. 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on July 11, 2013). #

10.33
Purchase Agreement dated as of December 27, 2013 by and between American Railcar Industries, Inc. and Cresta Fund Ltd (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on January 6, 2014).

10.34
Amended and Restated Credit Agreement dated as of January 15, 2014 by and among Longtrain Leasing I, LLC, American Railcar Industries, Inc., Key Equipment Finance, a division of KeyBank National Association, as administrative agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on January 15, 2014).

10.35
Amendment No. 1 to the Longtrain Railcar Management Agreement dated as of January 15, 2014 by and between Longtrain Leasing I, LLC and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.2 to ARI's Current Report on Form 8-K, filed with the SEC on January 15, 2014).

10.36	American Railcar Industries, Inc. 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on July 14, 2014). #

10.37
Credit Agreement dated as of October 16, 2014 by and among Longtrain Leasing II, LLC, American Railcar Industries, Inc., Credit Suisse AG, New York Branch, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on October 22, 2014).

10.38	Railcar Management Agreement dated as of October 16, 2014 by and between Longtrain Leasing II, LLC and American Railcar Leasing LLC. *†

10.39
First Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of August 22, 2014 (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 30, 2014). †

10.40	Eighth Amendment to the Axis Credit Agreement dated as of December 31, 2013 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC*

10.41	Ninth Amendment to the Axis Credit Agreement dated as of December 22, 2014 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC*

10.42
Railcar Management Agreement dated as of January 29, 2015 by and between Longtrain Leasing III, LLC and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).†

10.43
Form of 2014 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 5, 2014). #

10.44
Offer Letter between American Railcar Industries, Inc. and Yevgeny Fundler, dated as of February 26, 2014 (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 5, 2014). #

10.45
Employment Agreement between American Railcar Industries, Inc. and Jeffrey S. Hollister, dated as of September 24, 2014 (incorporated by reference to Exhibit 10.1 to ARI's current report on Form 8-K, filed with the SEC on September 24, 2014). #

10.46
Offer Letter between American Railcar Industries, Inc. and Umesh Choksi, dated as of September 24, 2014 (incorporated by reference to Exhibit 10.2 to ARI's current report on Form 8-K, filed with the SEC on September 24, 2014). #

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

†
Confidential treatment has been requested and/or granted with respect to the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the SEC.

* *	Furnished herewith

#	Indicates management contract or compensatory plan or arrangement.