Form 10-Q
period 2015-03-31
American Railcar Industries, Inc.
filed 2015-05-06
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on May 6, 2015 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$310,056	$88,109
Restricted cash	16,972	7,178
Accounts receivable, net	39,735	33,618
Accounts receivable, due from related parties	12,593	33,027
Income taxes receivable	11,607	33,879
Inventories, net	121,623	117,007
Deferred tax assets	6,600	7,688
Prepaid expenses and other current assets	6,164	5,353
Total current assets	525,350	325,859
Property, plant and equipment, net	160,593	160,787
Railcars on leases, net	705,919	663,315
Deferred debt issuance costs, net	5,244	2,148
Goodwill	7,169	7,169
Investments in and loans to joint ventures	29,694	29,168
Other assets	7,587	3,963
Total assets	$1,441,556	$1,192,409
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,569	$68,789
Accounts payable, due to related parties	3,304	2,793
Accrued expenses and taxes	19,946	5,208
Accrued compensation	15,759	15,046
Deferred revenue	176	16,723
Short-term debt, including current portion of long-term debt	25,772	110,612
Total current liabilities	142,526	219,171
Long-term debt, net of current portion	595,214	298,342
Deferred tax liability	172,042	168,349
Pension and post-retirement liabilities	8,145	8,544
Other liabilities	2,649	2,587
Total liabilities	920,576	696,993
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding as of March 31, 2015 and December 31, 2014	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	287,378	260,943
Accumulated other comprehensive loss	(6,220)	(5,349)
Total stockholders’ equity	520,980	495,416
Total liabilities and stockholders’ equity	$1,441,556	$1,192,409
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Manufacturing (including revenues from affiliates of $121,196 and $41,235 for the three months ended March 31, 2015 and 2014, respectively)	$221,811	$153,963
Railcar leasing	24,585	11,746
Railcar services (including revenues from affiliates of $6,380 and $3,963 for the three months ended March 31, 2015 and 2014, respectively)	17,380	16,406
Total revenues	263,776	182,115
Cost of revenues:
Manufacturing	(174,534)	(118,365)
Railcar leasing	(7,701)	(4,491)
Railcar services	(13,845)	(13,365)
Total cost of revenues	(196,080)	(136,221)
Gross profit	67,696	45,894
Selling, general and administrative	(7,681)	(9,387)
Earnings from operations	60,015	36,507
Interest income (including income from related parties of $557 and $627 for the three months ended March 31, 2015 and 2014, respectively)	563	641
Interest expense	(4,738)	(1,672)
Loss on debt extinguishment	(2,126)	(1,896)
Other Income	6	5
Earnings (Loss) from joint ventures	1,797	(601)
Earnings before income taxes	55,517	32,984
Income tax expense	(20,541)	(12,214)
Net earnings	$34,976	$20,770
Net earnings per common share—basic and diluted	$1.64	$0.97
Weighted average common shares outstanding—basic and diluted	21,352	21,352
Cash dividends declared per common share	$0.40	$0.40
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net earnings	$34,976	$20,770
Currency translation	(985)	(459)
Postretirement plans	189	55
Comprehensive income	$34,180	$20,366
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net earnings	$34,976	$20,770
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,061	7,683
Amortization of deferred costs	152	109
Loss on disposal of property, plant, equipment and leased railcars	—	45
(Earnings) Losses from joint ventures	(1,797)	601
Provision for deferred income taxes	4,717	3,892
Provision for allowance for doubtful accounts receivable	(16)	31
Items related to financing activities:
Loss on debt extinguishment	2,126	1,896
Changes in operating assets and liabilities:
Accounts receivable, net	(6,149)	(40,846)
Accounts receivable, due from related parties	20,391	1,035
Income taxes receivable	22,272	1,904
Inventories, net	(4,730)	(15,874)
Prepaid expenses and other current assets	(897)	(5,147)
Accounts payable	8,804	10,423
Accounts payable, due to related parties	511	507
Accrued expenses and taxes	(1,077)	2,679
Other	(3,770)	2,883
Net cash provided by (used in) operating activities	85,574	(7,409)
Investing activities:
Purchases of property, plant and equipment	(4,972)	(3,585)
Capital expenditures - leased railcars	(48,095)	(43,947)
Proceeds from repayments of loans by joint ventures	1,250	1,125
Net cash used in investing activities	(51,817)	(46,407)
Financing activities:
Repayments of long-term debt	(413,275)	(196,527)
Proceeds from long-term debt	625,306	318,682
Change in interest reserve related to long-term debt	(9,794)	(87)
Payment of common stock dividends	(8,541)	(8,541)
Debt issuance costs	(5,271)	(2,403)
Net cash provided by financing activities	188,425	111,124
Effect of exchange rate changes on cash and cash equivalents	(235)	(72)
Increase in cash and cash equivalents	221,947	57,236
Cash and cash equivalents at beginning of period	88,109	97,252
Cash and cash equivalents at end of period	$310,056	$154,488

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Description of the Business
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated balance sheet as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
The condensed consolidated financial statements of the Company include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., Longtrain Leasing I, LLC (LLI), Longtrain Leasing II, LLC (LLII) and Longtrain Leasing III, LLC (LLIII). All intercompany transactions and balances have been eliminated.
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
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. The Company is currently evaluating the standard, but does not, at this time, anticipate a material impact to the financial statements and footnote disclosures once implemented.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Company expects that the adoption of this new guidance will result in a reclassification of debt issuance costs on its consolidated balance sheets.

Note 3 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Accounts receivable, gross	$40,890	$34,790
Less allowance for doubtful accounts	(1,155)	(1,172)
Total accounts receivable, net	$39,735	$33,618

Note 4 — Inventories
Inventories consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$89,614	$78,924
Work-in-process	19,696	16,195
Finished products	14,967	24,441
Total inventories	124,277	119,560
Less reserves	(2,654)	(2,553)
Total inventories, net	$121,623	$117,007
Note 5 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	March 31, 2015	December 31, 2014
	(in thousands)
Operations / Corporate:
Buildings	$163,372	$164,087
Machinery and equipment	197,081	196,768
Land	3,537	3,537
Construction in process	15,968	11,612
	379,958	376,004
Less accumulated depreciation	(219,365)	(215,217)
Property, plant and equipment, net	$160,593	$160,787
Railcar Leasing:
Railcars on leases	$743,321	$695,226
Less accumulated depreciation	(37,402)	(31,911)
Railcars on leases, net	$705,919	$663,315
Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.

As of March 31, 2015, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 9 months of 2015	$79,272
2016	104,002
2017	89,039
2018	75,638
2019	57,936
2020 and thereafter	47,702
Total	$453,589
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Total depreciation expense	$10,061	$7,683
Depreciation expense on leased railcars	$5,491	$3,331
Note 6 — Goodwill
As of March 31, 2015, the Company had $7.2 million of goodwill related to the March 2006 acquisition of Custom Steel; a subsidiary of Steel Technologies, Inc. The results attributable to Custom Steel are included in the manufacturing segment.
The Company performed a qualitative assessment as of March 1, 2015 by considering the following relevant factors to determine whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount.

•
The North American railcar market has been, and ARI expects it to continue to be, highly cyclical. The railcar industry continues to experience high levels of demand with a December 31, 2014 backlog at its highest point in history. Based upon third party forecasts for the industry over the next several years, the Company expects demand to remain at healthy levels.

•	ARI is subject to various laws and regulations. No significant assessments have been made by the various regulatory agencies against ARI.

•	The railcar manufacturing industry has historically been extremely competitive.

•	ARI experienced three strong years of railcar order activity in 2012, 2013 and 2014. The Company expects order activity to remain at healthy levels, as mentioned above.

•
The primary long-lived assets at the reporting unit are machines with uses in various applications for numerous markets and industries. As such, management does not believe that there has been a significant decrease in the market value of the reporting unit’s long-lived assets.

•	The reporting unit has a history of positive operating cash flows that is expected to continue.

•	No part of the reporting unit’s net income is comprised of significant non-operating or non-recurring gains or losses, and no significant changes in balance sheet accruals were noted.

•	In addition, during 2014 there were no significant changes in the following with regard to the reporting unit that we expect to impact future results:

•	Key personnel;

•	Business strategy;

•	Buyer or supplier bargaining power; and

•	Legal factors.
After assessing the above factors, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary. Additionally, no impairment was recognized in any prior periods and there were no indicators of impairment since the annual assessment date.

Note 7 — Investments in and Loans to Joint Ventures
As of March 31, 2015, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	March 31, 2015	December 31, 2014
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$9,656	$9,194
Axis	20,038	19,974
Total investments in and loans to joint ventures	$29,694	$29,168
See Note 15, Related Party Transactions, for information regarding financial transactions with ARI's joint ventures.
Ohio Castings
Ohio Castings produces railcar parts that are sold to one of the joint venture partners. This joint venture partner then sells these railcar parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at Ohio Castings' cost plus a licensing fee.
The Company has determined that, although the joint venture is a variable interest entity (VIE), accounting for its activity under the equity method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Ohio Castings that most significantly impact its economic performance. The significant factors in this determination were that neither Castings nor the Company has rights to the majority of returns, losses or votes, all major and strategic decisions are decided between the partners, and the risk of loss to the Company and Castings is limited to its investment in Ohio Castings.
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Results of operations
Revenues	$23,388	$14,009
Gross profit	$2,048	$147
Net earnings (loss)	$1,132	$(569)

Axis
ARI, through ARI Component, a wholly-owned subsidiary, owns a portion of a joint venture, Axis, to manufacture and sell railcar axles. ARI currently owns 41.9% of Axis, while a minority partner owns 9.7%, with the other significant partner owning 48.4%.
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

Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During 2014 and 2015, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, including interest, due to ARI Component, was $27.9 million as of March 31, 2015 and $29.1 million as of December 31, 2014.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Results of operations
Revenues	$20,340	$14,851
Gross profit	$5,063	$312
Earnings before interest	$4,789	$72
Net earnings (loss)	$3,664	$(1,191)
As of March 31, 2015, the investment in Axis was comprised entirely of ARI’s term loan and revolver. The Company has evaluated these loans to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.
Note 8 — Warranties
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Liability, beginning of period	$953	$1,385
Provision for warranties issued during the year, net of adjustments	608	289
Adjustments to warranties issued during previous years	(4)	(37)
Warranty claims	(217)	(139)
Liability, end of period	$1,340	$1,498
Note 9 — Debt
Lease fleet financings
From time to time the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings in order to, among other things, support and grow its railcar leasing business. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLI, LLII and LLIII without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease LLI, LLII and LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. See Note 15, Related Party Transactions, for further discussion regarding these agreements with ARL.
As of March 31, 2015 and December 31, 2014, the net book value of the railcars that were pledged as part of the Lease Fleet Financings was $494.5 million and $277.0 million, respectively.
January 2014 lease fleet refinancing
On January 15, 2014, LLI refinanced its senior secured delayed draw term loan facility (Original Term Loan) under an amended and restated credit agreement (Amended and Restated Credit Agreement) to, among other things, increase the aggregate borrowings available thereunder. In connection with the refinancing, LLI entered into a new senior secured term loan facility in an aggregate principal amount of $316.2 million, net of fees and expenses (Refinanced Term Loan). Of this amount, $194.2 million was used to refinance the Original Term Loan, resulting in net proceeds of $122.0 million. In conjunction with the refinancing, the Company incurred a $1.9 million loss, which is shown as 'Loss on debt extinguishment' on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the Original Term Loan. As of December 31, 2014, the outstanding principal balance on the Refinanced Term Loan, including the current portion, was $309.0 million.
The Refinanced Term Loan accrued interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0%, for a rate of 2.2% as of December 31, 2014. Pursuant to the terms of the Amended and Restated Credit Agreement, the Company was required to maintain deposits in an interest reserve bank account equal to seven months of interest payments. As of December 31, 2014, the interest reserve amount was $3.9 million, and included within 'Restricted cash' on the consolidated balance sheet.
October 2014 bridge financing
On October 16, 2014, the Company, through its wholly-owned subsidiary, LLII, entered into a lease fleet financing facility for $100.0 million under a term loan agreement (LLII Term Loan) in order to support the growth of its leasing business. The LLII Term Loan was scheduled to mature in April 2015. As of December 31, 2014, the outstanding principal balance on the LLII Term Loan was $100.0 million and was classified in the consolidated balance sheet as 'Short-term debt, including current portion of long-term debt'.
Subject to the provisions of the LLII Term Loan, the principal borrowed thereunder accrued interest at a rate determined by reference to an index or, subject to certain circumstances, at a base rate. The Applicable Margin was equal to a rate per annum of 1.45%, for a rate of 1.7% as of December 31, 2014.
The fair value of the Company's borrowings under its lease fleet financing facilities was $409.0 million as of December 31, 2014 and was based upon estimates by various banks determined by trading levels on the date of measurement using a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.
January 2015 private placement notes
On January 29, 2015, the Company refinanced its lease fleet financing facilities to, among other things, increase the aggregate borrowings thereunder. In connection with the refinancing, LLIII completed a private placement of $625.5 million in aggregate principal amount of notes consisting of $250.0 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 (Class A-1 Notes) and $375.5 million in aggregate principal amount of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 (Class A-2 Notes, and collectively with the Class A-1 Notes, the Notes). Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. In conjunction with the refinancing, the Company incurred a $2.1 million loss, which is shown as 'Loss on debt extinguishment' on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the LLI and LLII lease fleet financings. As of March 31, 2015, the outstanding principal balance on the Notes, including the current portion, was $621.0 million. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
The Notes were issued pursuant to an Indenture, dated January 29, 2015 between LLIII and U.S. Bank National Association, as indenture trustee (Indenture Trustee). The Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Interest on the Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the Indenture. While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. If the Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest shall accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. Pursuant to the terms of the Indenture, the Company is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of March 31, 2015, the liquidity reserve amount was $17.0 million, and included within 'Restricted cash' on the condensed consolidated balance sheets.
LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date and the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The Indenture contains covenants which limit, among other things, LLIII's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all of these covenants as of March 31, 2015.
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
The fair value of the Notes was $627.8 million as of March 31, 2015 and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.
The future contractual minimum rental revenues related to the railcars pledged as of March 31, 2015 are as follows (in thousands):

Remaining 9 months of 2015	$54,025
2016	70,340
2017	55,398
2018	42,406
2019	28,533
2020 and thereafter	31,405
Total	$282,107
The remaining principal payments under the Notes as of March 31, 2015 are as follows (in thousands):

Remaining 9 months of 2015	$19,370
2016	25,783
2017	25,588
2018	25,590
2019	25,507
2020 and thereafter	499,328
Total	$621,166
Note 10 — Income Taxes
The Company’s federal income tax returns for tax years 2011 and beyond remain subject to examination, with the latest statute of limitations expiring in September 2018. Certain of the Company's 2008 through 2010 state income tax returns and all of the Company's state income tax returns for 2011 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2018. The Company’s foreign subsidiary’s income tax returns for 2010 and beyond remain open to examination by foreign tax authorities.
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
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended March 31,
	2015	2014
	(in thousands)
Service cost	$44	$57
Interest cost	237	243
Expected return on plan assets	(320)	(313)
Amortization of net actuarial loss/prior service cost	202	69
Net periodic cost recognized	$163	$56

	Postretirement Benefits
	Three Months Ended March 31,
	2015	2014
	(in thousands)
Service cost	$—	$—
Interest cost	1	1
Amortization of net actuarial gain/prior service credit	(12)	(14)
Net periodic benefit recognized	$(11)	$(13)
The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.
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
The Company has various agreements with and commitments to related parties. See Note 15, Related Party Transactions, for further detail.
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
Note 13 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, or stock appreciation rights (SARs) and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Share-based compensation expense
Cost of revenues: Manufacturing	$48	$856
Cost of revenues: Railcar services	—	278
Selling, general and administrative	59	2,872
Total share-based compensation expense	$107	$4,006
As of March 31, 2015, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $2.3 million and were expected to be recognized over a weighted average period of 33 months.

Note 14 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)

Balance December 31, 2013	$760	$(2,254)	$(1,494)
Currency translation	(459)	—	(459)
Reclassifications related to pension and postretirement plans, net of tax effect of $21 (1)	—	34	34
Balance March 31, 2014	$301	$(2,220)	$(1,919)

Balance December 31, 2014	$(275)	$(5,074)	$(5,349)
Currency translation	(985)	—	(985)
Reclassifications related to pension and postretirement plans, net of tax effect of $75 (1)	—	114	114
Balance March 31, 2015	$(1,260)	$(4,960)	$(6,220)

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

Note 15 — Related Party Transactions
Agreements with ACF
The Company has the following agreements with ACF, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP:
Component purchases
The Company has from time to time purchased components from ACF under a long-term agreement, as well as on a purchase order basis. Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. The agreement automatically renews unless written notice is provided by the Company. ARI purchased $2.6 million and $0.2 million of components from ACF during the three months ended March 31, 2015 and 2014, respectively.
Purchasing and engineering services agreement
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI’s audit committee. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a non-exclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In August 2014, ARI and ACF amended this agreement to, among other provisions, extend the termination date to December 31, 2015 from December 31, 2014, subject to certain early termination events.
In consideration of the services and license provided by ARI to ACF in conjunction with the agreement, ACF pays ARI a royalty and, if any, a share of the net profits (Profits) earned on each railcar manufactured and sold by ACF under the agreement, in an aggregate amount equal to 30% of such Profits, as calculated under the agreement. Profits are net of certain of ACF’s start-up and shutdown expenses and certain maintenance capital expenditures. If no Profits are realized on a railcar manufactured and sold by ACF pursuant to the agreement, ARI will still be entitled to the royalty for such railcar and will not share in any losses incurred by ACF in connection therewith. In addition, any railcar components supplied by ARI to ACF for the manufacture of these railcars are provided at fair market value.

Under the agreement, ACF had the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for tank railcars for any new orders scheduled for delivery after that date and through termination of the agreement. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
Revenues of $2.2 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively, were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
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
Revenues of $6.4 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively, were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee.
Railcar management agreements
From time to time, the Company and its wholly-owned subsidiaries have entered into railcar management agreements with ARL, pursuant to which the Company and its respective wholly-owned subsidiaries engaged ARL to manage, sell, operate, market, store, lease, re-lease, sublease and service ARI's railcars, subject to the terms and conditions of the agreement. These agreements provide that ARL will manage the leased railcars (as identified in the respective agreement) including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of each agreement, ARL receives, in respect of leased railcars, a management fee based on the lease revenues. Each of these agreements were unanimously approved by the independent directors of the Company's audit committee.
On February 29, 2012, the Company entered into a railcar management agreement with ARL (the ARI railcar management agreement). The agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties. In December 2012, LLI entered into a similar agreement with ARL (the LLI railcar management agreement). In January 2014, LLI and ARL amended the LLI railcar management agreement to, among other provisions, extend the termination date to January 15, 2020. On October 16, 2014, LLII entered into a railcar management agreement with ARL (the LLII railcar management agreement). Under the ARI and LLI railcar management agreements, in addition to the management fee, ARL receives a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.
In January 2015, in connection with the Company's refinancing of its lease fleet financings, the LLI and LLII railcar management agreements were terminated and LLIII entered into a similar railcar management agreement with ARL. This agreement extends through the Notes' final maturity date of January 17, 2045, unless terminated earlier pursuant to its terms (together with the railcar management agreements discussed above, collectively the Railcar Management Agreements).
Total lease origination and management fees incurred under the Railcar Management Agreements were $1.5 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.3 million and $0.1 million were incurred for each of the three months ended March 31, 2015 and 2014, respectively. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.

Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements as well as on a purchase order basis. Revenues from railcars sold to the IELP Entities were $119.0 million and $35.6 million for the three months ended March 31, 2015 and 2014, respectively, and are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.
Agreements with other related parties
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $27.9 million and $29.1 million as of March 31, 2015 and December 31, 2014, respectively. See Note 7, Investments in and Loans to Joint Ventures, for further information regarding this transaction and the terms of the underlying loans.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement has an initial term through November 2015 then shall continue until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $1.5 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively. This agreement was approved by the independent directors of the Company’s audit committee.
Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. During both the three months ended March 31, 2015 and 2014, the Company incurred less than $0.1 million in fees as a member of Insight Portfolio Group. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with related parties
Cost of revenues for manufacturing included $41.5 million and $27.0 million for the three months ended March 31, 2015 and 2014, respectively, for railcar components purchased from joint ventures.
Inventory as of March 31, 2015 and December 31, 2014, included $10.5 million and $6.6 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.
Note 16 — Operating Segments and Sales and Credit Concentrations
ARI operates in three reportable segments: manufacturing, railcar leasing and railcar services. These reportable segments are organized based upon a combination of the products and services offered and performance is evaluated based on revenues and segment earnings (loss) from operations. Intersegment revenues are accounted for as if sales were to third parties.
Manufacturing
Manufacturing consists of railcar manufacturing, and railcar and industrial component manufacturing. Intersegment revenues are determined based on an estimated fair market value of the railcars manufactured for the Company’s railcar leasing segment, as if such railcars had been sold to a third party. Revenues for railcars manufactured for the Company’s railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease. Earnings from operations for manufacturing include an allocation of selling, general and administrative costs, as well as profit for railcars manufactured for the Company’s railcar leasing segment based on revenue determined as described above.
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

	Revenues			Earnings (Loss) from Operations
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
Three Months Ended March 31, 2015
Manufacturing	$221,811	$83,731	$305,542	$44,793	$25,645	$70,438
Railcar leasing	24,585	—	24,585	14,786	(22)	14,764
Railcar services	17,380	102	17,482	2,840	27	2,867
Corporate/Eliminations	—	(83,833)	(83,833)	(2,404)	(25,650)	(28,054)
Total Consolidated	$263,776	$—	$263,776	$60,015	$—	$60,015
Three Months Ended March 31, 2014
Manufacturing	$153,963	$64,029	$217,992	$33,655	$19,730	$53,385
Railcar leasing	11,746	—	11,746	6,230	31	6,261
Railcar services	16,406	132	16,538	2,181	38	2,219
Corporate/Eliminations	—	(64,161)	(64,161)	(5,559)	(19,799)	(25,358)
Total Consolidated	$182,115	$—	$182,115	$36,507	$—	$36,507

Total Assets	March 31, 2015	December 31, 2014
	(in thousands)
Manufacturing	$347,055	$356,720
Railcar leasing	979,613	908,010
Railcar services	52,418	52,639
Corporate/Eliminations	62,470	(124,960)
Total Consolidated	$1,441,556	$1,192,409
Sales to Related Parties
As discussed in Note 15, Related Party Transactions, ARI has numerous arrangements with related parties. As a result, from time to time, ARI offers its products and services to affiliates at terms and pricing no less favorable to ARI than the terms and pricing provided to unaffiliated third parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenues.

	Three Months Ended March 31,
	2015	2014
Manufacturing	45.9%	22.6%
Railcar leasing	—%	—%
Railcar services	2.4%	2.2%

Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Manufacturing revenues from significant customers	62.2%	41.4%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Manufacturing receivables from significant customers	53.7%	60.5%
Note 17 — Subsequent Events
In April 2015, ARI entered into a repair services and support agreement with ACF. Under this agreement, ARI will provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services (Repair Services). Additionally, ARI will provide a non-exclusive and non-assignable license of certain intellectual property related to the Repair Services for railcars. ARI will receive 30% of the net profits (as defined in the agreement) for Repair Services related to all railcars not owned by ARL or its subsidiaries and 20% of the net profits for Repair Services related to all railcars owned by ARL or its subsidiaries, if any, but will not absorb any losses incurred by ACF. Under the agreement, ARI has the exclusive right to sales opportunities related to Repair Services, except for any sales opportunity related to Repair Services presented to ACF by ARL with respect to ARL-owned railcars. ARI also has the right to assign any sales opportunities related to Repair Services to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Subject to certain early termination events, the agreement terminates on December 31, 2020.
Also in April 2015, ARI entered into a parts purchasing and sale agreement with ACF. Under this agreement, ARI and ACF may, from time to time, purchase and sell to each other certain parts for railcars (Parts). ARI also will provide a non-exclusive and non-assignable license of certain intellectual property related to the manufacture and sale of Parts to ARI. The buyer under the agreement must pay the market price of the parts as determined in the agreement or as stated on a public website for all ARI buyers. ARI may provide designs, engineering and purchasing support, including all materials and components to ACF. Subject to certain early termination events, the agreement terminates on December 31, 2020.
On April 28, 2015, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of June 18, 2015 that will be paid on June 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our industry, the potential impact of regulatory developments, anticipated customer demand for our products, trends relating to our shipments, leasing business, railcar services and revenues, our strategic objectives and long-term strategies, trends related to shipments for direct sale versus lease, our results of operations, financial condition and the sufficiency of our capital resources, statements regarding our capital expenditure plans, short- and long-term liquidity needs and financing plans and expansion of our business, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our backlog, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•
risks relating to our compliance with, and the overall railcar industry's implementation of, United States and Canadian final regulations related to the transportation of flammable liquids by rail released on May 1, 2015;

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (Annual Report), as well as the risks and uncertainties discussed elsewhere in this report and the Annual Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.
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
The North American railcar market has been, and we expect it to continue to be, highly cyclical. We continue to see inquiries for pressure and general service tank railcars, as well as inquiries for hopper railcars servicing various commodities in the non-energy related markets. In contrast, demand for railcars servicing the energy markets remains uncertain, given the recent volatility in oil prices, as well as the release of final regulations related to tank railcars in the U.S. and Canada that had been pending up until May 1, 2015. As a result, certain customers may be delaying further inquiries for energy related railcars, including tank railcars for crude and ethanol service and hopper railcars for sand service. However, consistent with industry expectations, we believe demand for tank and hopper railcars will continue at healthy levels for the next several quarters.
The anticipated final regulations related to tank railcars in flammable service were released by the United States and Canada on May 1, 2015. We are currently reviewing the final rules in detail to assess their expected impact on our business and demand for our products and services. We continue to believe our current efforts to increase flexibility at our plants while focusing on our core business of tank and hopper railcar manufacturing will position us to meet any increase in demand for new railcars, as well as retrofit and maintenance work to existing railcars that may result from these new regulations. We cannot assure you of the impact of this regulatory change affecting the North American railcar industry or our business. Similarly, we cannot assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders or shipments will track industry-wide trends.
In the first quarter of 2015, we experienced new quarterly records for revenue and earnings driven by strong levels of hopper and tank railcar shipments for direct sale. During the first quarter of 2015, we shipped 2,668 railcars, which is 65.7% higher than that of the same period in 2014. Railcars built for the Company's lease fleet represented 24.4% of ARI’s total railcar shipments during the first quarter of 2015 compared to 29.8% for the same period in 2014. We continue to be strategic in our selection of orders for railcars that will be added to our lease fleet versus direct sale. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
As of March 31, 2015, we had a backlog of 10,471 railcars, including 2,343 railcars for lease customers. In response to changes in customer demand, we continue to adjust production rates as needed at our railcar manufacturing facilities. We currently expect that, beginning in the second half of 2015 and continuing on for the next several quarters, our production will shift to more specialized hopper and tank railcars with higher material and labor content. We continue to benefit from the growth of our lease fleet, our ability to efficiently produce high quality hopper and tank railcars and sustain high volumes of production at our facilities. These factors contributed to our strong results and a competitive consolidated operating margin of 22.8% for the three months ended March 31, 2015.
To further diversify our business, we are investing capital and evaluating opportunities to further expand our manufacturing flexibility and repair capacity to address the anticipated needs of the industry resulting from the tank railcar regulations released on May 1, 2015. The current expansion projects at two of our existing repair plants are progressing and we expect these projects will be completed in 2015, thus further expanding our capacity for repair projects. We cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient to meet the demands of the industry resulting from these regulations.
RESULTS OF OPERATIONS
Three months ended March 31, 2015 compared to three months ended March 31, 2014
Consolidated Results

	Three Months Ended
	March 31,		$	%
	2015	2014	Change	Change
	(in thousands)
Revenues:
Manufacturing	$221,811	$153,963	$67,848	44.1
Railcar leasing	24,585	11,746	12,839	109.3
Railcar services	17,380	16,406	974	5.9
Total revenues	$263,776	$182,115	$81,661	44.8
Cost of revenues:
Manufacturing	$(174,534)	$(118,365)	$(56,169)	(47.5)
Railcar leasing	(7,701)	(4,491)	$(3,210)	(71.5)
Railcar services	(13,845)	(13,365)	$(480)	(3.6)
Total cost of revenues	$(196,080)	$(136,221)	$(59,859)	(43.9)
Selling, general and administrative	(7,681)	(9,387)	1,706	18.2
Earnings from operations	$60,015	$36,507	$23,508	64.4
Revenues
Our total consolidated revenues for the three months ended March 31, 2015 increased by 44.8% compared to the same period in 2014. This increase was due to increased revenues across all three of our segments, with the largest dollar increase in our manufacturing segment. During the three months ended March 31, 2015, we shipped 2,017 direct sale railcars, which excludes 651 railcars (24.4% of total shipments) built for our lease fleet, compared to 1,130 direct sale railcars for the same period of 2014, which excludes 480 railcars (29.8% of total shipments) built for our lease fleet. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
Manufacturing revenues increased by 44.1% during the three month period ended March 31, 2015 compared to the same period in 2014. The change during the quarter was a result of multiple factors. As discussed above, we shipped 887 more direct sale railcars during the quarter, a significantly higher volume of direct sale railcars as compared to the same period of 2014. The shipment of direct sale railcars accounted for 48.5% of the total increase in manufacturing revenues for the three month period ended March 31, 2015. Hopper railcar shipments for direct sale significantly increased in the first quarter of 2015 compared to the same period in 2014 as that market has strengthened. In contrast, while production of tank railcars continues at strong levels, a higher percentage of tank railcars were built for our lease fleet during the first quarter of 2015 compared to the same period of 2014, with the related revenues being eliminated in consolidation, as discussed below. This has resulted in a higher mix of hopper railcars shipped for direct sale, which generally sell at lower prices than tank railcars due to less material and labor content. This increase was partially offset by a decrease of 4.4% related to lower revenues from certain material cost changes that we generally pass through to customers, as discussed below.
Leasing revenues increased by 109.3% during the three months ended March 31, 2015 compared to the same period in 2014 due to an increase in the number of railcars in our lease fleet and higher average lease rates. The lease fleet grew from 4,930 railcars at March 31, 2014 to 8,381 railcars at March 31, 2015.

Railcar services revenues increased by 5.9% during the three months ended March 31, 2015 compared to the same period in 2014 due to a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our Brookhaven repair facility that became operational during the third quarter of 2014.

Cost of revenues
Our total consolidated cost of revenues increased by 43.9% for the three months ended March 31, 2015 compared to the same period in 2014. This increase was due to increased cost of revenues across all three of our segments, with the largest dollar increase in our manufacturing segment.
Cost of revenues increased for our manufacturing segment by 47.5% for the three months ended March 31, 2015 compared to the same period in 2014. This change was primarily a result of higher hopper direct sale railcar shipments causing a 53.3% increase in manufacturing cost of revenues, as discussed above, partially offset by a decrease of 5.8% resulting from lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our sales contracts generally include provisions to adjust prices for increases and decreases in the cost of most raw materials and components.
Cost of revenues for our railcar leasing segment increased by 71.5% for the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of an increase in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment increased by 3.6% for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to a favorable change in the mix of work at our repair facilities resulting in increased material and labor content and the additional capacity resulting from our Brookhaven repair facility, as discussed above.
Selling, general and administrative expenses
Our selling, general and administrative expenses were $7.7 million for the first quarter of 2015 compared to $9.4 million for the same period in 2014. This $1.7 million decrease was primarily due to a decrease of $2.8 million in share-based compensation expense driven by the decrease in our stock price of $2 per share during the first quarter of 2015 compared to an increase of $24 per share during the same period in 2014. This decrease was partially offset by an increase of $0.7 million in sales commissions due to a higher volume of direct sale railcar shipments during the three months ended March 31, 2015 compared to the same period in 2014 and an increase of $0.4 million in other corporate expenses.
Interest expense
Our total consolidated interest expense increased by 183.4% for the three months ended March 31, 2015, compared to the same period in 2014. In January 2015, our wholly-owned subsidiary completed a $625.5 million private placement of two classes of fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% and 4.06% per annum, respectively, as discussed further in the liquidity and capital resources section below, resulting in a higher average debt balance during the first quarter of 2015 compared to the same period in 2014. In addition, our weighted average interest rate increased to 3.2% during the first quarter of 2015 compared to 2.2% during the same period in 2014.
Loss on debt extinguishment
During the three months ended March 31, 2015, we refinanced our lease fleet financing facilities, resulting in net proceeds of $211.6 million under a private placement of secured railcar equipment notes. This refinancing resulted in a $2.1 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the 2014 lease fleet financing facilities. During the same period in 2014, we refinanced our original lease fleet financing facility, resulting in a $1.9 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the original lease fleet financing facility.
Earnings (Loss) from Joint Ventures
The breakdown of our earnings (loss) from joint ventures during the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Ohio Castings	$462	$(190)	$652
Axis	1,335	(411)	1,746
Total Earnings (Loss) from Joint Ventures	$1,797	$(601)	$2,398

Our joint venture earnings were $1.8 million for the three months ended March 31, 2015 compared to losses of $0.6 million for the same period in 2014. These increases were a result of increased sales and production levels due to strong railcar industry demand.
Income Tax Expense
Our income tax expense was $20.5 million, or 37.0% of our earnings before income taxes for the three months ended March 31, 2015 compared to $12.2 million, or 37.0% of our earnings before income taxes for the same period in 2014.
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

	Three Months Ended March 31,
	2015			2014
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$221,811	$83,731	$305,542	$153,963	$64,029	$217,992	$87,550
Railcar leasing	24,585	—	24,585	11,746	—	11,746	12,839
Railcar services	17,380	102	17,482	16,406	132	16,538	944
Eliminations	—	(83,833)	(83,833)	—	(64,161)	(64,161)	(19,672)
Total Consolidated	$263,776	$—	$263,776	$182,115	$—	$182,115	$81,661
Earnings (Loss) from Operations
Manufacturing	$44,793	$25,645	$70,438	$33,655	$19,730	$53,385	$17,053
Railcar leasing	14,786	(22)	14,764	6,230	31	6,261	8,503
Railcar services	2,840	27	2,867	2,181	38	2,219	648
Corporate/Eliminations	(2,404)	(25,650)	(28,054)	(5,559)	(19,799)	(25,358)	(2,696)
Total Consolidated	$60,015	$—	$60,015	$36,507	$—	$36,507	$23,508

	Three Months Ended March 31,
	2015	2014
Segment Operating Margins
Manufacturing	23.1%	24.5%
Railcar leasing	60.1%	53.3%
Railcar services	16.4%	13.4%
Manufacturing
Our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, increased by $87.6 million for the three months ended March 31, 2015 compared to the same period in 2014 as a result of increased hopper railcar shipments as well as strong tank railcar market conditions. During the first quarter of 2015, we shipped 2,668 railcars, including 651 railcars built for our lease fleet, compared to 1,610 railcars for the same period of 2014, including 480 railcars built for our lease fleet.

Manufacturing segment revenues for the three months ended March 31, 2015 included estimated revenues of $83.7 million relating to railcars built for our lease fleet, compared to $64.0 million for the same period in 2014. Revenues related to railcars built for our lease fleet increased due to a higher quantity of both tank and hopper railcars shipped for lease. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 24.4% of our railcar shipments during the three months ended March 31, 2015 compared to 29.8% of our railcar shipments during the same period in 2014.
From time to time, we manufacture and sell railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, American Railcar Leasing LLC (ARL) and ARL's wholly-owned subsidiary, AEP Leasing LLC (AEP) (collectively, the IELP Entities) under long-term agreements as well as on a purchase order basis. Manufacturing segment revenues for the three months ended March 31, 2015 included direct sales of railcars to the IELP Entities totaling $119.0 million compared to $35.6 million for the same period in 2014. In addition, we recorded $2.2 million of revenue from ACF Industries LLC (ACF) for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF during the three months ended March 31, 2015 compared to $5.7 million for the same period in 2014. Total manufacturing segment revenues from our affiliates represent 45.9% of our total consolidated revenues for the three months ended March 31, 2015 compared to 22.6% for the same period in 2014. ACF is also affiliated with Mr. Carl Icahn.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, increased by $17.1 million for the three months ended March 31, 2015 compared to the same period in 2014. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $25.6 million for the three months ended March 31, 2015 compared to $19.7 million for the same period in 2014. The estimated profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from our manufacturing segment decreased to 23.1% for the three months ended March 31, 2015 compared to 24.5% for the same period in 2014. This decrease was due to a shift in sales mix to more hopper railcars that generally sell at lower prices than tank railcars due to less material and labor content.
Railcar Leasing
Our railcar leasing segment revenues for the three months ended March 31, 2015 increased by $12.8 million compared to the same period in 2014. The increase in revenues was driven by an increase in railcars on lease with third parties and an increase in the average lease rate, as discussed above.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $8.5 million for the three months ended March 31, 2015 compared to the same period in 2014. This increase is primarily due to the growth in the number of railcars in our lease fleet and higher average lease rates.
Railcar Services
Our railcar services segment revenues increased by $0.9 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our Brookhaven repair facility, as discussed above.
For the three months ended March 31, 2015, our railcar services segment revenues included transactions with ARL totaling $6.4 million, or 2.4% of our total consolidated revenues for the three months ended March 31, 2015 compared to $4.0 million, or 2.2% of our total consolidated revenues for the same period in 2014.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, increased by $0.6 million for the three months ended March 31, 2015 compared to the same period in 2014. Operating margins for this segment were 16.4% for the three months ended March 31, 2015 compared to 13.4% for the same period in 2014. These increases are due to an increase in revenues, as discussed above.
BACKLOG
We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of March 31, 2015, our total backlog was 10,471 railcars, of which 8,128 railcars with an estimated market value of $826.8 million were orders for direct sale and 2,343 railcars with an estimated market value of $267.5 million were orders for railcars that will be subject to lease. As of December 31, 2014, our total backlog was 11,732 railcars, of which 8,888 railcars with an estimated market value of $889.1 million were orders for direct sale and 2,844 railcars with an estimated market value of $334.1 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of March 31, 2015, approximately 77.7% of the total number of railcars in our backlog were railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliates, the IELP Entities, accounted for 11.9% of the total number of railcars in our backlog as of March 31, 2015.
Railcars for Lease. As of March 31, 2015, approximately 22.3% of the total number of railcars in our backlog were for firm lease orders. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2015, we had net working capital of $382.8 million, including $310.1 million of cash and cash equivalents. As of March 31, 2015, we had $621.0 million of debt outstanding under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII).
Outstanding and Available Debt
Lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. Our wholly-owned subsidiary, LLIII completed a private placement of $625.5 million in aggregate principal amount of notes consisting of $250.0 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 (Class A-1 Notes) and $375.5 million in aggregate principal amount of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 (Class A-2 Notes, and collectively with the Class A-1 Notes, the Notes). The financing provided us with net cash of $211.6 million. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
The Notes are not registered under the Securities Act of 1933, as amended (Securities Act), or any state securities laws, and were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act.
The Notes were issued pursuant to an Indenture, dated January 29, 2015 (Indenture) between LLIII and U.S. Bank National Association, as indenture trustee (Indenture Trustee). The Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Pursuant to the terms of the Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of March 31, 2015, the liquidity reserve amount was $17.0 million, and included within 'Restricted cash' on the condensed consolidated balance sheets. Interest on the Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the Indenture. While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. If the Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest shall accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date and the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.

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
The Notes are obligations of LLIII, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of LLIII consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLIII without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective financing documents.
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$85,574	$(7,409)	$92,983
Investing activities	(51,817)	(46,407)	(5,410)
Financing activities	188,425	111,124	77,301
Effect of exchange rate changes on cash and cash equivalents	(235)	(72)	(163)
Increase in cash and cash equivalents	$221,947	$57,236	$164,711

Net Cash Provided By (Used In) Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the three months ended March 31, 2015 was $85.6 million compared to net cash used in operating activities of $7.4 million for the same period in 2014. This increase was primarily due to changes in various operating assets and liabilities, including accounts receivable and inventories, due to the timing of shipments and customer payments and increased earnings, as described above.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the three months ended March 31, 2015 was $51.8 million compared to $46.4 million in the same period in 2014. The increase was a result of higher spending on leased railcars and capital expenditures during the first three months of 2015 compared to the same period in 2014.
Net Cash Provided By Financing Activities
Our net cash provided by financing activities for the three months ended March 31, 2015 was $188.4 million compared to $111.1 million in the same period in 2014. The cash provided by financing activities during the first three months of 2015 was a result of the $211.6 million in net proceeds that the Company received from the January 2015 lease fleet refinancing, as discussed above, partially offset by the related debt issuance costs of $5.3 million and an increase in the liquidity reserve of $9.8 million associated with the Notes. The cash provided by financing activities during the first three months of 2014 was a result of the $122.2 million in net proceeds that the Company received from the January 2014 lease fleet refinancing, partially offset by the related debt issuance costs of $2.4 million.

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
Capital expenditures for the three months ended March 31, 2015 were $48.1 million for manufacturing railcars for lease to others and $5.0 million for capitalized projects that expand our business, maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2015 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services. We are currently reviewing the final tank railcar regulations released on May 1, 2015 in detail to assess their expected impact on our business and demand for our products and services. As a result of these new regulations, we may need to adjust our capital expenditure plans.
Future Liquidity
Our current liquidity consists of our existing cash balance, anticipated cash flows from operations, and net proceeds of $211.6 million received under LLIII's January 2015 Indenture. Given our strategic emphasis on growing our lease fleet and the capital required to manufacture railcars for lease for which we currently have firm orders, we expect that our longer term cash needs may require additional financing over and above our current liquidity position. We expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the new tank railcar regulations, the number of our railcar orders and shipments and our production rates. Our future liquidity may also be impacted by the number of new railcar orders for lease versus direct sale.
Our long-term liquidity is contingent upon future operating performance, our wholly-owned leasing subsidiary's ability to continue to meet its financial covenants under the Indenture and any other indebtedness we may enter into, and the ability to repay or refinance such indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet, and to comply with the new tank railcar regulations. These capital requirements could be substantial.
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
Contractual Obligations and Contingencies
As of March 31, 2015, our outstanding debt increased to $621.0 million from $409.0 million as of December 31, 2014, in connection with the refinancing of the lease fleet financing facilities, resulting in increased borrowings under the Indenture, as discussed above. Refer to the status of other contingencies and contractual obligations in Notes 9 - 12 to the condensed consolidated financial statements. Other than the increase in our borrowings, our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
Other than operating leases, we have no other off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, for the year ended December 31, 2014.
There have been no material changes to the critical accounting policies or estimates that were included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. We are currently evaluating the standard, but do not, at this time, anticipate a material impact to the financial statements and footnote disclosures once implemented.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. We expect that the adoption of this new guidance will result in a reclassification of debt issuance costs on our consolidated balance sheets.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2014, except as noted below.
In January 2015, LLIII completed a private placement of two classes of fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% and 4.06% per annum, respectively. This lease fleet financing was used by the Company to completely refinance its prior variable rate debt obligations. The Company does not expect to be affected by changes in interest rates in fiscal year 2015 so long as the Company does not engage in any further debt financings with variable rates.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes with respect to legal proceedings as previously disclosed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 1A. RISK FACTORS
The following risk factors should be considered carefully in addition to the other information contained in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014. This report contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
The highly cyclical nature of the railcar industry may result in lower revenues during economic downturns or due to other factors.
The North American railcar market has been, and we expect it to continue to be, highly cyclical resulting in volatility in demand for our products and services. Sales of our railcars and other products slowed in 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased beginning in 2011 and continuing through 2014 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011 through 2014. Though we have seen improvements in certain railcar markets in recent years, these improvements may or may not continue. Recently announced regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our customers, as well as retrofit and maintenance work to existing railcars. We are currently reviewing the final rules in detail to assess their expected impact on our business and demand for our products and services. We are investing capital and evaluating opportunities to further expand our manufacturing flexibility and repair capacity to address the anticipated needs of the industry resulting from the new regulations. We cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient to meet the demands of the industry resulting from these regulations. Nor can we assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders and shipments will track industry-wide trends. Similarly, we cannot assure you of the impact of the regulatory changes affecting the North American railcar industry or our business. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower lease volumes, increased downtime, reduced lease rates and decreased cash flow.
Currently, we estimate that approximately 57.3% of our March 31, 2015 backlog will be shipped during 2015. Our failure to obtain new orders could materially adversely affect our business, financial condition and results of operations. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services. For example, a change in environmental regulations, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could reduce demand for railcars in the energy transportation industry. Additionally, reductions in oil prices may result in reduced production of domestic oil, thus driving down demand for our tank railcars that service the crude oil industry. If we fail to manage our overhead costs and variations in production rates, our business could suffer.
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
The cost of raw materials, including steel, and components used in the production of our railcars, represents more than half of our direct manufacturing costs per railcar. We generally include provisions in our railcar manufacturing orders that allow us to adjust prices as a result of increases and decreases in the cost of most raw materials and components. The number of customers to which we are not able to pass on price increases may increase in the future, which could adversely affect our operating margins and cash flows. If we are not able to pass on price increases to our customers, we may lose railcar orders or enter into contracts with less favorable contract terms, any of which could materially adversely affect our business, financial condition and results of operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars or our railcar or industrial components, could materially adversely affect our business, financial condition and results of operations. Such price increases could reduce demand for our railcars or component products. Deliveries of raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.
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
U.S. and Canadian regulatory authorities released final rules related to tank railcar manufacturing and retrofitting standards on May 1, 2015. The regulations could materially impact the tank railcar manufacturing and retrofitting processes industry-wide, which could negatively affect the potential availability of certain critical components and raw materials including, in particular, steel. If we are unable to source critical components and raw materials such as steel in a timely manner and at reasonable cost, we may be unable to manufacture or retrofit railcars that comply with these new regulations and/or to take advantage of any increase in demand for our products and services as a result of these new regulations, and our business, financial condition and results of operations could be materially adversely affected.
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
Affiliates of Mr. Carl Icahn accounted for approximately 36.1%, 35.7% and 17.5% of our consolidated revenues in 2014, 2013 and 2012, respectively and 48.4% of our consolidated revenues during the three months ended March 31, 2015. This revenue is primarily attributable to the sale of railcars to ARL and AEP, which currently purchase all of their railcars from us, but are not required to do so in the future. This revenue is also attributable to railcar repairs and services provided to ARL, which are done on an ad hoc basis. Further, ARI is not the only provider of railcar repairs and services to ARL. This revenue is also generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have entered into a repair services and support agreement and license with ACF, under which we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we may, from time to time, purchase from and sell to ACF certain parts for railcars. To the extent our relationships with ARL, ACF or Mr. Carl Icahn change, our business, financial condition and results of operations could be materially adversely affected.
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
Mr. Carl Icahn owns, controls and has an interest in a wide array of companies, some of which, such as ARL, AEP and ACF as described above, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL competes directly with some of our customers and with us in the railcar leasing business. ACF has also previously manufactured railcars for us and under a purchasing and engineering services agreement and license is currently manufacturing and selling tank railcars with engineering, purchasing and design support from us. Mr. Carl Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be complementary to our business. Our articles of incorporation allow Mr. Carl Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us, Mr. Carl Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or you.
We may be unable to re-market railcars from expiring leases on favorable terms, which could adversely affect our business, financial condition and results of operations.
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could have a material adverse effect on our business, financial condition and results of operations. Our ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, the availability in the market of other used or new railcars, and changes in applicable regulations that may impact the continued use of older railcars.
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
Recent derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. For example, in April 2014, Transport Canada (TC), a federal department of the Canadian government that regulates rail transportation and safety within Canada, issued a protective order mandating that tank railcars with certain specifications must no longer transport certain designated dangerous goods, including certain flammable liquids, within Canada. Significantly, on May 1, 2015, TC and the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the U.S. Department of Transportation released final rules related to rail transport of certain flammable liquids. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted.
We are currently reviewing the final tank railcar regulations released on May 1, 2015 in detail to assess their expected impact on our business, including their potential impact on the railcars and components we manufacture, the services we provide and the railcars that we lease, as well as our customers’ demand for these products and services. We are unable to predict what impact these or other regulatory changes may have, if any, on our business or the industry as a whole. These rules and the industry’s responsiveness in complying with these new rules may materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. As a result of such regulations, certain of our railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, if we are unable to adapt our business to changing regulations or railroad standards, and/or take advantage of any increase in demand for our products and services, our business, financial condition and results of operations could be materially adversely affected. We cannot assure that costs incurred to comply with any new standards and regulations, including those finalized by PHMSA and TC on May 1, 2015, will not be material to our business, financial condition or results of operations.
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

Our mobile units and mini shop repair facilities may expose us to additional risks that may materially adversely affect our business.
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
The market price for our common stock has varied between a high closing sales price of $82.22 per share and a low closing sales price of $30.39 per share in the past twenty-four months as of March 31, 2015. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
As of March 31, 2015, our total debt was $621.0 million, consisting of borrowings under an indenture entered into by our wholly-owned subsidiary, LLIII.
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
The LLIII lease fleet financing is an obligation of LLIII, is generally non-recourse to ARI, and is secured by a first lien on the subject assets of LLIII consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. The Notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes.
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
Our pending or future patent applications may not result in an issued patent and, if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies. The U.S. federal courts may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on our sales. If our intellectual property rights are not adequately protected we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share and could materially adversely affect our business, financial condition and results of operations.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. No triggering events occurred in 2014, or during the three months ended March 31, 2015, to cause concern that our long-lived assets or goodwill would be impaired. We perform an annual goodwill impairment test as of March 1 of each year. As discussed in Note 6 of our condensed consolidated financial statements, no goodwill impairment loss was noted in 2014 or 2015. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
The use of railcars as a significant mode of transporting freight could decline, become more efficient over time, experience a shift in types of modal transportation, and/or certain railcar types could become obsolete.
As the freight transportation markets we serve continue to evolve and become more efficient, the use of railcars may decline in favor of other more economic modes of transportation. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change. Our operations may be adversely impacted by changes in the preferred method used by customers to ship their products or changes in demand for particular products. The industries in which our customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic and political factors in the U.S. and abroad. Demand for our railcars may be significantly affected by changes in the markets in which our customers operate. A significant reduction in customer demand for transportation or manufacture of a particular product or change in the preferred method of transportation used by customers to ship their products could result in the economic obsolescence of our railcars, including those leased by our customers.
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
Terrorist attacks may negatively affect our operations. Such attacks in the past have caused uncertainty in the global financial markets and economic instability in the U.S. and elsewhere, and further acts of terrorism, violence or war could similarly affect global financial markets and trade, as well as the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact our physical facilities or those of our suppliers or customers, which could adversely impact our operations. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us, or at all.
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

10.2	Repair Services and Support Agreement dated as of April 24, 2015 by and between American Railcar Industries, Inc. and ACF Industries, LLC*^

10.3	Parts Purchasing and Sale Agreement dated as of April 24, 2015 by and between American Railcar Industries, Inc. and ACF Industries, LLC*^

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.
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

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	5/6/2015	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Chief Executive Officer

		By:	/s/ Umesh Choksi
Umesh Choksi, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Form of 2014 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 5, 2014). #

10.2	Repair Services and Support Agreement dated as of April 24, 2015 by and between American Railcar Industries, Inc. and ACF Industries, LLC*^

10.3	Parts Purchasing and Sale Agreement dated as of April 24, 2015 by and between American Railcar Industries, Inc. and ACF Industries, LLC*^

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.
^
Indicates confidential treatment has been requested for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.