Form 10-Q
period 2015-06-30
American Railcar Industries, Inc.
filed 2015-07-30
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on July 30, 2015 was 21,352,297 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$236,276	$88,109
Restricted cash	17,054	7,178
Accounts receivable, net	31,446	33,618
Accounts receivable, due from related parties	17,565	33,027
Income taxes receivable	12,091	33,879
Inventories, net	117,342	117,007
Deferred tax assets	6,968	7,688
Prepaid expenses and other current assets	6,148	5,353
Total current assets	444,890	325,859
Property, plant and equipment, net	166,376	160,787
Railcars on leases, net	784,083	663,315
Deferred debt issuance costs, net	5,190	2,148
Goodwill	7,169	7,169
Investments in and loans to joint ventures	30,565	29,168
Other assets	7,544	3,963
Total assets	$1,445,817	$1,192,409
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,664	$68,789
Accounts payable, due to related parties	3,766	2,793
Accrued expenses and taxes	20,099	5,208
Accrued compensation	13,524	15,046
Deferred revenue	40	16,723
Short-term debt, including current portion of long-term debt	25,781	110,612
Total current liabilities	122,874	219,171
Long-term debt, net of current portion	588,783	298,342
Deferred tax liability	177,898	168,349
Pension and post-retirement liabilities	8,026	8,544
Other liabilities	2,538	2,587
Total liabilities	900,119	696,993
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,352,297 shares issued and outstanding as of June 30, 2015 and December 31, 2014	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	311,807	260,943
Accumulated other comprehensive loss	(5,931)	(5,349)
Total stockholders’ equity	545,698	495,416
Total liabilities and stockholders’ equity	$1,445,817	$1,192,409
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Manufacturing (including revenues from affiliates of $61,743 and $182,939 for the three and six months ended June 30, 2015, respectively, and $91,135 and $132,370 for the same periods in 2014)	$144,481	$206,364	$366,292	$360,327
Railcar leasing	28,216	13,885	52,801	25,631
Railcar services (including revenues from affiliates of $6,406 and $12,786 for the three and six months ended June 30, 2015, respectively, and $4,699 and $8,662 for the same periods in 2014)	19,301	17,260	36,681	33,666
Total revenues	191,998	237,509	455,774	419,624
Cost of revenues:
Manufacturing	(107,714)	(160,033)	(282,248)	(278,398)
Railcar leasing	(8,993)	(5,382)	(16,694)	(9,873)
Railcar services	(14,737)	(13,424)	(28,582)	(26,789)
Total cost of revenues	(131,444)	(178,839)	(327,524)	(315,060)
Gross profit	60,554	58,670	128,250	104,564
Selling, general and administrative	(5,315)	(6,820)	(12,996)	(16,207)
Net gains on disposition of leased railcars	25	—	25	—
Earnings from operations	55,264	51,850	115,279	88,357
Interest income (including income from related parties of $538 and $1,095 for the three and six months ended June 30, 2015, respectively, and $613 and $1,240 for the same periods in 2014)	550	619	1,113	1,260
Interest expense	(5,694)	(1,843)	(10,432)	(3,515)
Loss on debt extinguishment	—	—	(2,126)	(1,896)
Other Income	5	27	11	32
Earnings (Loss) from joint ventures	2,141	335	3,938	(266)
Earnings before income taxes	52,266	50,988	107,783	83,972
Income tax expense	(19,297)	(18,772)	(39,838)	(30,986)
Net earnings	$32,969	$32,216	$67,945	$52,986
Net earnings per common share—basic and diluted	$1.54	$1.51	$3.18	$2.48
Weighted average common shares outstanding—basic and diluted	21,352	21,352	21,352	21,352
Cash dividends declared per common share	$0.40	$0.40	$0.80	$0.80
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$32,969	$32,216	$67,945	$52,986
Currency translation	171	417	(814)	(42)
Postretirement plans	189	55	378	110
Comprehensive income	$33,329	$32,688	$67,509	$53,054
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net earnings	$67,945	$52,986
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,971	15,672
Amortization of deferred costs	228	236
Loss (Gain) on disposal of property, plant, equipment and leased railcars	2	(3)
(Earnings) Losses from joint ventures	(3,938)	266
Provision for deferred income taxes	10,129	7,034
Provision for allowance for doubtful accounts receivable	(20)	(16)
Items related to financing activities:
Loss on debt extinguishment	2,126	1,896
Changes in operating assets and liabilities:
Accounts receivable, net	2,164	(4,990)
Accounts receivable, due from related parties	15,426	(5,105)
Income taxes receivable	21,867	—
Inventories, net	(431)	(2,171)
Prepaid expenses and other current assets	(881)	(2,942)
Accounts payable	(9,107)	3,861
Accounts payable, due to related parties	973	512
Accrued expenses and taxes	(3,297)	(12,543)
Other	(3,848)	2,900
Net cash provided by operating activities	120,309	57,593
Investing activities:
Purchases of property, plant and equipment	(15,354)	(7,482)
Capital expenditures - leased railcars	(132,578)	(86,521)
Proceeds from the sale of property, plant, equipment and leased railcars	113	243
Proceeds from repayments of loans by joint ventures	2,500	2,000
Net cash used in investing activities	(145,319)	(91,760)
Financing activities:
Repayments of long-term debt	(419,698)	(199,180)
Proceeds from long-term debt	625,306	318,682
Change in interest reserve related to long-term debt	(9,876)	(47)
Payment of common stock dividends	(17,082)	(17,082)
Debt issuance costs	(5,271)	(2,425)
Net cash provided by financing activities	173,379	99,948
Effect of exchange rate changes on cash and cash equivalents	(202)	22
Increase in cash and cash equivalents	148,167	65,803
Cash and cash equivalents at beginning of period	88,109	97,252
Cash and cash equivalents at end of period	$236,276	$163,055

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
Note 3 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Accounts receivable, gross	$32,597	$34,790
Less allowance for doubtful accounts	(1,151)	(1,172)
Total accounts receivable, net	$31,446	$33,618

Note 4 — Inventories
Inventories consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$82,981	$78,924
Work-in-process	24,855	16,195
Finished products	12,238	24,441
Total inventories	120,074	119,560
Less reserves	(2,732)	(2,553)
Total inventories, net	$117,342	$117,007
Note 5 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	June 30, 2015	December 31, 2014
	(in thousands)
Operations / Corporate:
Buildings	$163,650	$164,087
Machinery and equipment	200,199	196,768
Land	3,537	3,537
Construction in process	21,608	11,612
	388,994	376,004
Less accumulated depreciation	(222,618)	(215,217)
Property, plant and equipment, net	$166,376	$160,787
Railcar Leasing:
Railcars on leases	$827,831	$695,226
Less accumulated depreciation	(43,748)	(31,911)
Railcars on leases, net	$784,083	$663,315
Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.

As of June 30, 2015, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 6 months of 2015	$59,053
2016	116,459
2017	101,491
2018	88,082
2019	70,380
2020 and thereafter	70,128
Total	$505,593
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Total depreciation expense	$10,910	$7,989	$20,971	$15,672
Depreciation expense on leased railcars	$6,353	$3,659	$11,844	$6,990
Note 6 — Goodwill
As of June 30, 2015, the Company had $7.2 million of goodwill related to the March 2006 acquisition of Custom Steel; a subsidiary of Steel Technologies, Inc. The results attributable to Custom Steel are included in the manufacturing segment.
The Company performed a qualitative assessment as of March 1, 2015 by considering the following relevant factors to determine whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount.

•
The North American railcar market has been, and ARI expects it to continue to be, highly cyclical. The railcar industry has experienced high levels of demand with the December 31, 2014 backlog at its highest point in history. Based upon third party forecasts for the industry over the next several years, the Company expects demand to remain at healthy levels.

•	ARI is subject to various laws and regulations. No significant assessments have been made by the various regulatory agencies against ARI.

•	The railcar manufacturing industry has historically been extremely competitive.

•
ARI experienced three strong years of railcar order activity in 2012, 2013 and 2014. As the railcar industry was at a record backlog level at December, 31, 2014, orders have slowed in 2015. However, the Company expects demand to remain at healthy levels in line with industry forecasts, as mentioned above.

•
The primary long-lived assets at the reporting unit are machines with uses in various applications for numerous markets and industries. As such, management does not believe that there has been a significant decrease in the market value of the reporting unit’s long-lived assets.

•	The reporting unit has a history of positive operating cash flows that is expected to continue.

•	No part of the reporting unit’s net income is comprised of significant non-operating or non-recurring gains or losses, and no significant changes in balance sheet accruals were noted.

•	In addition, during 2014 there were no significant changes in the following with regard to the reporting unit that the Company expects to impact future results:

•	Key personnel;

•	Business strategy;

•	Buyer or supplier bargaining power; and

•	Legal factors.
After assessing the above factors, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary. Additionally, no impairment was recognized in any prior periods and there were no indicators of impairment since the annual assessment date.

Note 7 — Investments in and Loans to Joint Ventures
As of June 30, 2015, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	June 30, 2015	December 31, 2014
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$10,073	$9,194
Axis	20,492	19,974
Total investments in and loans to joint ventures	$30,565	$29,168
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Results of operations
Revenues	$20,507	$22,255	$43,895	$36,264
Gross profit	$2,314	$2,788	$4,362	$2,935
Net earnings	$1,397	$1,896	$2,529	$1,327

Axis
ARI, through ARI Component, a wholly-owned subsidiary, owns a portion of a joint venture, Axis, to manufacture and sell railcar axles. ARI currently owns 41.9% of Axis, while a minority partner owns 9.7% and the other significant partner owns 48.4%.
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
The balance outstanding on these loans, due to ARI Component, was $26.6 million and $29.1 million as of June 30, 2015 and December 31, 2014, respectively.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Results of operations
Revenues	$19,077	$18,225	$39,417	$33,076
Gross profit	$5,214	$1,202	$10,277	$1,514
Earnings before interest	$4,975	$951	$9,764	$1,023
Net earnings (loss)	$3,886	$(281)	$7,550	$(1,472)
As of June 30, 2015, the investment in Axis was comprised entirely of ARI’s term loan and revolver. The Company has evaluated these loans to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.
Note 8 — Warranties
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Liability, beginning of period	$1,340	$1,498	$953	$1,385
Provision for warranties issued during the year, net of adjustments	286	307	894	596
Adjustments to warranties issued during previous years	(4)	14	(8)	(23)
Warranty claims	(244)	(165)	(461)	(304)
Liability, end of period	$1,378	$1,654	$1,378	$1,654
Note 9 — Debt
Lease fleet financings
From time to time, the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings in order to, among other things, support and grow its railcar leasing business. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLI, LLII and LLIII without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease LLI, LLII and

LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. See Note 15, Related Party Transactions, for further discussion regarding these agreements with ARL.
As of June 30, 2015 and December 31, 2014, the net book value of the railcars that were pledged as part of the Lease Fleet Financings was $490.2 million and $277.0 million, respectively.
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
October 2014 bridge financing
On October 16, 2014, the Company, through its wholly-owned subsidiary, LLII, entered into a lease fleet financing facility for $100.0 million under a term loan agreement (LLII Term Loan) in order to support the growth of its railcar leasing business. The LLII Term Loan was scheduled to mature in April 2015. As of December 31, 2014, the outstanding principal balance on the LLII Term Loan was $100.0 million and was classified in the consolidated balance sheet as 'Short-term debt, including current portion of long-term debt'.
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
January 2015 private placement notes
On January 29, 2015, the Company refinanced its lease fleet financing facilities to, among other things, increase the aggregate borrowings thereunder. In connection with the refinancing, LLIII completed a private placement of $625.5 million in aggregate principal amount of notes consisting of $250.0 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 (Class A-1 Notes) and $375.5 million in aggregate principal amount of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 (Class A-2 Notes, and collectively with the Class A-1 Notes, the Notes). Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. In conjunction with the refinancing, the Company incurred a $2.1 million loss, which is shown as 'Loss on debt extinguishment' on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the LLI and LLII lease fleet financings. As of June 30, 2015, the outstanding principal balance on the Notes, including the current portion, was $614.7 million. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
The Notes were issued pursuant to an Indenture, dated January 29, 2015 between LLIII and U.S. Bank National Association, as indenture trustee (Indenture Trustee). The Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Interest on the Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the Indenture. While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. If the Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest shall accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. Pursuant to the terms of the Indenture, the Company is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of June 30, 2015, the liquidity reserve amount was $16.8 million, and included within 'Restricted cash' on the condensed consolidated balance sheets.
LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date and the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The Indenture contains covenants which limit, among other things, LLIII's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all of these covenants as of June 30, 2015.
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
The fair value of the Notes was $621.4 million as of June 30, 2015 and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.
The future contractual minimum rental revenues related to the railcars pledged as of June 30, 2015 are as follows (in thousands):

Remaining 6 months of 2015	$35,989
2016	70,331
2017	55,389
2018	42,397
2019	28,524
2020 and thereafter	31,401
Total	$264,031
The remaining principal payments under the Notes as of June 30, 2015 are as follows (in thousands):

Remaining 6 months of 2015	$12,947
2016	25,783
2017	25,588
2018	25,590
2019	25,507
2020 and thereafter	499,328
Total	$614,743
Note 10 — Income Taxes
The Company’s federal income tax returns for tax years 2011 and beyond remain subject to examination, with the latest statute of limitations expiring in September 2018. Certain of the Company's 2008 through 2010 state income tax returns and all of the Company's state income tax returns for 2011 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2018. The Company’s foreign income tax returns for 2011 and beyond remain open to examination by foreign tax authorities.
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
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Service cost	$44	$57	$88	$114
Interest cost	237	242	474	485
Expected return on plan assets	(321)	(313)	(641)	(626)
Amortization of net actuarial loss/prior service cost	201	70	403	139
Net periodic cost recognized	$161	$56	$324	$112

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	—	1	1	2
Amortization of net actuarial gain/prior service credit	(13)	(15)	(25)	(29)
Net periodic benefit recognized	$(13)	$(14)	$(24)	$(27)
The Company also maintains qualified defined contribution plans, which provide benefits to its eligible employees based on employee contributions, years of service, and employee earnings with discretionary contributions allowed. Expenses related to these plans were $0.3 million for each of the three months ended June 30, 2015 and 2014 and $0.5 million for each of the six months ended June 30, 2015 and 2014.
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
Note 13 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, or stock appreciation rights (SARs) and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Share-based compensation expense (income)
Cost of revenues: Manufacturing	$6	$(93)	$54	$763
Cost of revenues: Railcar services	3	(40)	3	238
Selling, general and administrative	175	99	234	2,971
Total share-based compensation expense	$184	$(34)	$291	$3,972
As of June 30, 2015, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $1.6 million and were expected to be recognized over a weighted average period of 30 months.

Note 14 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2013	$760	$(2,254)	$(1,494)
Currency translation	(42)	—	(42)
Reclassifications related to pension and postretirement plans, net of tax effect of $42 (1)	—	67	67
Balance June 30, 2014	$718	$(2,187)	$(1,469)

Balance December 31, 2014	$(275)	$(5,074)	$(5,349)
Currency translation	(814)	—	(814)
Reclassifications related to pension and postretirement plans, net of tax effect of $146 (1)	—	232	232
Balance June 30, 2015	$(1,089)	$(4,842)	$(5,931)

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
Also in April 2015, ARI entered into a parts purchasing and sale agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s audit committee. Under this agreement, ARI and ACF may, from time to time, purchase and sell to each other certain parts for railcars (Parts). ARI also provides a non-exclusive and non-assignable license of certain intellectual property to ACF related to the manufacture and sale of Parts to ARI. The buyer under the agreement must pay the market price of the parts as determined in the agreement or as stated on a public website for all ARI buyers. ARI may provide designs, engineering and purchasing support, including all materials and components to ACF. Subject to certain early termination events, the agreement terminates on December 31, 2020.
ARI purchased $6.8 million and $9.3 million of components from ACF during the three and six months ended June 30, 2015, respectively, and $0.7 million and $0.9 million during the comparable periods in 2014.
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
Revenues of $3.6 million and $5.8 million for the three and six months ended June 30, 2015, respectively, compared to $6.1 million and $11.7 million for the same periods in 2014 were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
Repair services and support agreement
In April 2015, ARI entered into a repair services and support agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s audit committee. Under this agreement, ARI provides certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services (Repair Services). Additionally, ARI provides a non-exclusive and non-assignable license of certain intellectual property related to the Repair Services for railcars. ARI receives 30% of the net profits (as defined in the agreement) for Repair Services related to all railcars not owned by ARL or its subsidiaries and 20% of the net profits for Repair Services related to all railcars owned by ARL or its subsidiaries, if any, but does not absorb any losses incurred by ACF.
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
No revenues have been recorded under this agreement in 2015.
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
Revenues of $6.4 million and $12.8 million for the three and six months ended June 30, 2015, respectively, compared to $4.7 million and $8.7 million for the same periods in 2014, respectively, were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee.
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
Total lease origination and management fees incurred under the Railcar Management Agreements were $1.9 million and $3.4 million for the three and six months ended June 30, 2015, respectively, compared to $1.0 million and $1.8 million for the same periods in 2014. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.1 million and $0.4 million were incurred for each of the three and six months ended June 30, 2015, respectively, compared to $0.1 million and $0.2 million for the same periods in 2014. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements as well as on a purchase order basis. Revenues from railcars sold to the IELP Entities were $58.1 million and $177.1 million for the three and six months ended June 30, 2015, respectively, compared to $85.0 million and $120.6 million for the same periods in 2014. These revenues are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.
Agreements with other related parties
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $26.6 million and $29.1 million as of June 30, 2015 and December 31, 2014, respectively. See Note 7, Investments in and Loans to Joint Ventures, for further information regarding this transaction and the terms of the underlying loans.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement has an initial term through November 2015 then shall continue until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $1.2 million and $2.7 million for the three and six months ended June 30, 2015, respectively, compared to $2.1 million and $4.3 million for the same periods in 2014. This agreement was approved by the independent directors of the Company’s audit committee.
Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Fees incurred as a member of the Insight Portfolio Group were less than $0.1 million during the three months ended June 30, 2015 and 2014 and were $0.1 million for the six months ended June 30, 2015 and 2014. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with related parties
Cost of revenues for manufacturing included $37.9 million and $79.4 million for the three and six months ended June 30, 2015, respectively, compared to $33.5 million and $60.4 million for the same periods in 2014 for railcar components purchased from joint ventures.

Inventory as of June 30, 2015 and December 31, 2014, included $10.4 million and $6.6 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.
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

	Revenues			Earnings (Loss) from Operations
	External	Intersegment	Total	External	Intersegment	Total
	(in thousands)
Three Months Ended June 30, 2015
Manufacturing	$144,481	$123,693	$268,174	$34,719	$35,222	$69,941
Railcar leasing	28,216	—	28,216	16,954	22	16,976
Railcar services	19,301	94	19,395	3,901	(21)	3,880
Corporate/Eliminations	—	(123,787)	(123,787)	(310)	(35,223)	(35,533)
Total Consolidated	$191,998	$—	$191,998	$55,264	$—	$55,264
Three Months Ended June 30, 2014
Manufacturing	$206,364	$61,305	$267,669	$44,597	$19,627	$64,224
Railcar leasing	13,885	—	13,885	7,399	(64)	7,335
Railcar services	17,260	52	17,312	3,116	10	3,126
Corporate/Eliminations	—	(61,357)	(61,357)	(3,262)	(19,573)	(22,835)
Total Consolidated	$237,509	$—	$237,509	$51,850	$—	$51,850
Six Months Ended June 30, 2015
Manufacturing	$366,292	$207,424	$573,716	$79,512	$60,867	$140,379
Railcar Leasing	52,801	—	52,801	31,740	—	31,740
Railcar Services	36,681	196	36,877	6,741	6	6,747
Corporate/Eliminations	—	(207,620)	(207,620)	(2,714)	(60,873)	(63,587)
Total Consolidated	$455,774	$—	$455,774	$115,279	$—	$115,279
Six Months Ended June 30, 2014
Manufacturing	$360,327	$125,334	$485,661	$78,252	$39,357	$117,609
Railcar Leasing	25,631	—	25,631	13,629	(33)	13,596
Railcar Services	33,666	184	33,850	5,297	48	5,345
Corporate/Eliminations	—	(125,518)	(125,518)	(8,821)	(39,372)	(48,193)
Total Consolidated	$419,624	$—	$419,624	$88,357	$—	$88,357

Total Assets	June 30, 2015	December 31, 2014
	(in thousands)
Manufacturing	$341,461	$356,720
Railcar leasing	1,097,821	908,010
Railcar services	55,545	52,639
Corporate/Eliminations	(49,010)	(124,960)
Total Consolidated	$1,445,817	$1,192,409
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Manufacturing	32.2%	38.4%	40.1%	31.5%
Railcar leasing	—%	—%	—%	—%
Railcar services	3.3%	2.0%	2.8%	2.1%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Manufacturing revenues from significant customers	56.8%	63.1%	50.3%	47.5%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Manufacturing receivables from significant customers	31.2%	60.5%
Note 17 — Subsequent Events
On July 28, 2015, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of September 16, 2015 that will be paid on September 30, 2015.
Also on July 28, 2015, the Company's board of directors authorized a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company may, from time to time, repurchase up to $250 million of its common stock. As part of the Stock Repurchase Program, shares may be purchased in open market transactions including through block purchases, through privately negotiated transactions, pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”), through tender offers or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act on terms to be determined from time to time.
The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The Stock Repurchase Program does not obligate the Company to purchase any particular amount of common stock at any particular price or at all. The Stock Repurchase Program may be suspended, modified, or terminated by the Company's Board of Directors at any time for any reason.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our industry, the potential impact of regulatory developments, anticipated customer demand for our products, trends relating to our shipments, leasing business, railcar services and revenues, our strategic objectives and long-term strategies, trends related to shipments for direct sale versus lease, our results of operations, financial condition and the sufficiency of our capital resources, statements regarding our capital expenditure plans, short- and long-term liquidity needs and financing plans, our Stock Repurchase Program and expansion of our business, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our backlog, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•
risks relating to our compliance with, and the overall railcar industry's implementation of, United States and Canadian regulations related to the transportation of flammable liquids by rail released on May 1, 2015;

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
Our manufacturing facilities efficiently produce high quality hopper and tank railcars and have shown the ability to meet high levels of demand for our railcars. During the second quarter of 2015, we shipped 2,397 railcars, which is 12.0% higher than that of the same period in 2014. Railcars built for our lease fleet represented 42.5% of our total railcar shipments during the second quarter of 2015 compared to 22.0% for the same period in 2014. This continued growth brought our lease fleet to 9,399 railcars as of June 30, 2015. We continue to be strategic in our selection of orders for railcars that will be added to our lease fleet versus direct sale. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
The North American railcar market has been, and we expect it to continue to be, highly cyclical. We continue to see inquiries for pressure and general service tank railcars, as well as inquiries for hopper railcars servicing various commodities in the non-energy-related markets. In contrast, demand for railcars servicing the energy markets, including tank railcars for crude service and hopper railcars for sand service, remains uncertain given the recent volatility in oil prices, as well as the release of new regulations related to tank railcars in the U.S. and Canada. However, consistent with industry expectations, we believe demand for tank and hopper railcars will be at healthy levels for the next several quarters.
We continue to believe our efforts to increase flexibility at our plants while focusing on our core business of tank and hopper railcar manufacturing will position us to meet any increase in demand for new railcars, as well as retrofit and maintenance work to existing railcars that may result from the new regulations for tank railcars. We cannot assure you of the impact of this regulatory change affecting the North American railcar industry or our business. Similarly, we cannot assure you that hopper or tank railcar demand will continue at healthy levels, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders or shipments will track industry-wide trends.
To further diversify our business, we are investing capital and are evaluating opportunities to further expand our manufacturing flexibility and repair capacity to address the anticipated needs of the industry. We are in the process of expanding our tank railcar manufacturing facility to equip it to perform retrofit and repair work in addition to the manufacturing work already performed there and we expect this expansion will be completed in the second half of 2015. Current expansion projects at three of our existing repair plants are progressing and we expect these projects will be completed in the second half of 2015, thus further expanding our capacity for repair projects. We cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient to meet the demands of the industry.
As of June 30, 2015, we had a backlog of 8,454 railcars, including 1,454 railcars for lease customers. In response to changes in customer demand, we continue to adjust production rates as needed at our railcar manufacturing facilities. We currently expect that, beginning in the second half of 2015 and continuing on for the next several quarters, our production will shift to more specialized tank and hopper railcars with higher material and labor content, but at slightly lower production rates.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014
Consolidated Results

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2015	2014	Change	Change	2015	2014	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$144,481	$206,364	$(61,883)	(30.0)	$366,292	$360,327	$5,965	1.7
Railcar leasing	28,216	13,885	14,331	103.2	52,801	25,631	27,170	106.0
Railcar services	19,301	17,260	2,041	11.8	36,681	33,666	3,015	9.0
Total revenues	$191,998	$237,509	$(45,511)	(19.2)	$455,774	$419,624	$36,150	8.6
Cost of revenues:
Manufacturing	$(107,714)	$(160,033)	$52,319	32.7	$(282,248)	$(278,398)	$(3,850)	(1.4)
Railcar leasing	(8,993)	(5,382)	(3,611)	(67.1)	(16,694)	(9,873)	$(6,821)	(69.1)
Railcar services	(14,737)	(13,424)	(1,313)	(9.8)	(28,582)	(26,789)	$(1,793)	(6.7)
Total cost of revenues	$(131,444)	$(178,839)	$47,395	26.5	$(327,524)	$(315,060)	$(12,464)	(4.0)
Selling, general and administrative	(5,315)	(6,820)	1,505	22.1	(12,996)	(16,207)	3,211	19.8
Net gains on disposition of leased railcars	25	—	25	*	25	—	25	*
Earnings from operations	$55,264	$51,850	$3,414	6.6	$115,279	$88,357	$26,922	30.5
* - Not Meaningful
Revenues
Our total consolidated revenues for the three months ended June 30, 2015 decreased by 19.2% compared to the same period in 2014. This decrease was due to decreased revenues in our manufacturing segment, partially offset by increased revenues in our railcar leasing and railcar services segments. During the three months ended June 30, 2015, we shipped 1,378 direct sale railcars, which excludes 1,019 railcars (42.5% of total shipments) built for our lease fleet, compared to 1,670 direct sale railcars for the same period of 2014, which excludes 470 railcars (22.0% of total shipments) built for our lease fleet.
Our total consolidated revenues for the six months ended June 30, 2015 increased by 8.6% compared to the same period in 2014. This increase was due to increased revenues across all three of our segments, with the largest dollar increase in our railcar leasing segment. During the six months ended June 30, 2015, we shipped 3,395 direct sale railcars, which excludes 1,670 railcars (33.0% of total shipments) built for our lease fleet, compared to 2,800 direct sale railcars for the same period of 2014, which excludes 950 railcars (25.3% of total shipments) built for our lease fleet.
Manufacturing revenues decreased by 30.0% during the three month period ended June 30, 2015 compared to the same period in 2014. As discussed above, we shipped 292 fewer direct sale railcars during the quarter compared to the same period of 2014. The decrease in shipments of direct sale railcars accounted for 29.1% of the total decrease in manufacturing revenues for the three month period ended June 30, 2015. While total railcar shipments continue at strong levels, a higher percentage of these railcars were for our lease fleet during the second quarter of 2015 compared to the same period of 2014, with the related revenues being eliminated in consolidation, as discussed below. In addition, there was a higher mix of hopper railcars shipped for direct sale and for our lease fleet, which generally sell at lower prices than tank railcars due to less material and labor content. Lower revenues from certain material cost changes that we generally pass through to customers, as discussed below, accounted for 0.9% of the total decrease in manufacturing revenues.
Manufacturing revenues increased by 1.7% during the six month period ended June 30, 2015 compared to the same period in 2014. The change in manufacturing revenues during the first six months of the year was due to a 3.9% increase resulting from higher volumes of railcar shipments for direct sale, as discussed above. This increase was partially offset by a decrease of 2.2% related to lower revenues from certain material cost changes that we generally pass through to customers, as discussed below.

Railcar leasing revenues increased by 103.2% and 106.0% during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 due to an increase in the number of railcars in our lease fleet and higher average lease rates. The lease fleet grew to 9,399 railcars at June 30, 2015 from 5,390 railcars at June 30, 2014.

Railcar services revenues increased by 11.8% and 9.0% during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 due to an increase in demand and a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our Brookhaven repair facility that became operational during the third quarter of 2014.
Cost of revenues
Our total consolidated cost of revenues decreased by 26.5% for the three months ended June 30, 2015 compared to the same period in 2014. This decrease was due to decreased cost of revenues in our manufacturing segment, partially offset by increased cost of revenues in our railcar leasing and railcar services segments.
Our total consolidated cost of revenues increased by 4.0% for the six months ended June 30, 2015 compared to the same period in 2014. This increase was due to increased cost of revenues across all three of our segments, with the largest dollar increase in our railcar leasing segment.
Cost of revenues decreased for our manufacturing segment by 32.7% for the three months ended June 30, 2015 compared to the same period in 2014. This change was primarily a result of fewer direct sale railcar shipments causing a 31.5% decrease in manufacturing cost of revenues, as discussed above, and a decrease of 1.2% resulting from lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our sales contracts generally include provisions to adjust prices for increases and decreases in the cost of most raw materials and components.
Cost of revenues increased for our manufacturing segment by 1.4% for the six months ended June 30, 2015 compared to the same period in 2014. This change was due to an increase of 4.3% due to higher volumes of railcar shipments for direct sale, discussed above, partially offset by a decrease of 2.9% resulting from lower material costs for key components and steel.
Cost of revenues for our railcar leasing segment increased by 67.1% and 69.1% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily as a result of an increase in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment increased by 9.8% and 6.7% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to an increase in volume of work and a favorable change in the mix of work at our repair facilities resulting in increased material and labor content and the additional capacity resulting from our Brookhaven repair facility, as discussed above.
Selling, general and administrative expenses
Our selling, general and administrative expenses were $5.3 million for the second quarter of 2015 compared to $6.8 million for the same period in 2014. This $1.5 million decrease, or 22.1%, was primarily due to lower consulting costs and other corporate expenses.
Our total consolidated selling, general and administrative costs were $13.0 million for the six months ended June 30, 2015 compared to $16.2 million for the same period in 2014. This $3.2 million decrease, or 19.8%, was primarily attributable to a decrease of $2.7 million in share-based compensation expense driven by the decrease in our stock price of $3 per share during the first six months of 2015 compared to an increase of $22 per share during the same period of 2014. The remainder of the decrease was due to lower consulting costs and other corporate expenses.
Interest expense
Our total consolidated interest expense increased by 209.0% and 196.8% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. In January 2015, our wholly-owned subsidiary completed a $625.5 million private placement of two classes of fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% and 4.06% per annum, respectively, as discussed further in the liquidity and capital resources section below, resulting in a higher average debt balance during the first six months of 2015 compared to the same period in 2014. In addition, our weighted average interest rate increased to 3.4% during the first six months of 2015 compared to 2.2% during the same period in 2014.
Loss on debt extinguishment

During the six months ended June 30, 2015, we refinanced our lease fleet financing facilities, resulting in net proceeds of $211.6 million under a private placement of secured railcar equipment notes. This refinancing resulted in a $2.1 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the 2014 lease fleet financing facilities. During the same period in 2014, we refinanced our original lease fleet financing facility, resulting in a $1.9 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the original lease fleet financing facility.
Earnings (Loss) from Joint Ventures
The breakdown of our earnings (loss) from joint ventures during the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Ohio Castings	$417	$520	$(103)	$879	$330	$549
Axis	1,724	(185)	1,909	3,059	(596)	3,655
Total Earnings (Loss) from Joint Ventures	$2,141	$335	$1,806	$3,938	$(266)	$4,204
Our joint venture earnings were $2.1 million and $3.9 million for the three and six months ended June 30, 2015, respectively, compared to earnings of $0.3 million and losses of $0.3 million for the same periods in 2014. These increases were a result of increased sales and production levels due to strong railcar industry demand, which has generated improved efficiencies at our Axis joint venture.
Income Tax Expense
Our income tax expense was $19.3 million, or 36.9% of our earnings before income taxes, and $39.8 million, or 37.0% of our earnings before income taxes for the three and six months ended June 30, 2015, respectively, compared to $18.8 million, or 36.8% of our earnings before income taxes, and $31.0 million, or 36.9% for the same periods in 2014.
The Company's current tax provision is based upon currently enacted tax laws. If the federal government enacts a tax extension for the use of bonus depreciation for 2015, our effective tax rate would likely increase. This potential increase in our effective tax rate would likely occur because the increase in depreciation would decrease and/or eliminate our qualified income related to the domestic production activities deduction.
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

	Three Months Ended June 30,
	2015			2014
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$144,481	$123,693	$268,174	$206,364	$61,305	$267,669	$505
Railcar Leasing	28,216	—	28,216	13,885	—	13,885	14,331
Railcar Services	19,301	94	19,395	17,260	52	17,312	2,083
Eliminations	—	(123,787)	(123,787)	—	(61,357)	(61,357)	(62,430)
Total Consolidated	$191,998	$—	$191,998	$237,509	$—	$237,509	$(45,511)
Earnings (Loss) from Operations
Manufacturing	$34,719	$35,222	$69,941	$44,597	$19,627	$64,224	$5,717
Railcar Leasing	16,954	22	16,976	7,399	(64)	7,335	9,641
Railcar Services	3,901	(21)	3,880	3,116	10	3,126	754
Corporate/Eliminations	(310)	(35,223)	(35,533)	(3,262)	(19,573)	(22,835)	(12,698)
Total Consolidated	$55,264	$—	$55,264	$51,850	$—	$51,850	$3,414

	Six Months Ended June 30,
	2015			2014
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$366,292	$207,424	$573,716	$360,327	$125,334	$485,661	$88,055
Railcar leasing	52,801	—	52,801	25,631	—	25,631	27,170
Railcar services	36,681	196	36,877	33,666	184	33,850	3,027
Eliminations	—	(207,620)	(207,620)	—	(125,518)	(125,518)	(82,102)
Total Consolidated	$455,774	$—	$455,774	$419,624	$—	$419,624	$36,150
Earnings (Loss) from Operations
Manufacturing	$79,512	$60,867	$140,379	$78,252	$39,357	$117,609	$22,770
Railcar leasing	31,740	—	31,740	13,629	(33)	13,596	18,144
Railcar services	6,741	6	6,747	5,297	48	5,345	1,402
Corporate/Eliminations	(2,714)	(60,873)	(63,587)	(8,821)	(39,372)	(48,193)	(15,394)
Total Consolidated	$115,279	$—	$115,279	$88,357	$—	$88,357	$26,922

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment Operating Margins
Manufacturing	26.1%	24.0%	24.5%	24.2%
Railcar leasing	60.2%	52.8%	60.1%	53.0%
Railcar services	20.0%	18.1%	18.3%	15.8%
Manufacturing
Our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, increased by $0.5 million and $88.1 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as a result of increased hopper railcar shipments partially offset by decreased tank railcar shipments. During the second quarter of 2015, we shipped 2,397 railcars, including 1,019 railcars built for our lease fleet, compared to 2,140 railcars for the same period of 2014, including 470 railcars built for our lease fleet. During the first six months of 2015, we shipped 5,065 railcars, including 1,670 railcars built for our lease fleet, compared to 3,750 railcars for the same period of 2014, including 950 railcars built for our lease fleet.
Manufacturing segment revenues for the three and six months ended June 30, 2015 included estimated revenues of $123.7 million and $207.4 million, respectively, relating to railcars built for our lease fleet, compared to $61.3 million and $125.3 million for the same periods in 2014. Revenues related to railcars built for our lease fleet increased due to a higher quantity of both tank and hopper railcars shipped for lease. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 42.5% and 33.0% of our railcar shipments during the three and six months ended June 30, 2015, respectively, compared to 22.0% and 25.3% of our railcar shipments during the same periods in 2014.
From time to time, we manufacture and sell railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, American Railcar Leasing LLC (ARL) and ARL's wholly-owned subsidiary, AEP Leasing LLC (AEP) (collectively, the IELP Entities) under long-term agreements as well as on a purchase order basis. Manufacturing segment revenues for the three and six months ended June 30, 2015 included direct sales of railcars to the IELP Entities totaling $58.1 million and $177.1 million, respectively, compared to $85.0 million and $120.6 million for the same periods in 2014. In addition, we recorded $3.6 million and $5.8 million of revenue from ACF Industries LLC (ACF) for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF during the three and six months ended June 30, 2015, respectively, compared to $6.1 million and $11.7 million for the same periods in 2014. Total manufacturing segment revenues from our affiliates represent 32.2% and 40.1% of our total consolidated revenues for the three and six months ended June 30, 2015, respectively, compared to 38.4% and 31.5% for the same periods in 2014. ACF is also affiliated with Mr. Carl Icahn.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, increased by $5.7 million and $22.8 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $35.2 million and $60.9 million for the three and six months ended June 30, 2015, respectively, compared to $19.6 million and $39.4 million for the same periods in 2014. The estimated profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from our manufacturing segment increased to 26.1% for the three months ended June 30, 2015 compared to 24.0% for the same period in 2014. This increase was due to strong efficiencies and favorable pricing partially offset by sales mix changes. Operating margin from our manufacturing segment increased to 24.5% for the six months ended June 30, 2015 compared to 24.2% for the same period in 2014. The increase was driven by strong efficiencies partially offset by sales mix changes.
Railcar Leasing
Our railcar leasing segment revenues for the three and six months ended June 30, 2015 increased by $14.3 million and $27.2 million, respectively, compared to the same periods in 2014. The increase in revenues was driven by an increase in railcars on lease with third parties and an increase in the average lease rate, as discussed above.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $9.6 million and $18.1 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This increase is primarily due to the growth in the number of railcars in our lease fleet and higher average lease rates.
Railcar Services
Our railcar services segment revenues increased by $2.1 million and $3.0 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase was primarily due to an increase in demand and a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our Brookhaven repair facility, as discussed above.
For the three and six months ended June 30, 2015, our railcar services segment revenues included transactions with ARL totaling $6.4 million, or 3.3% of our total consolidated revenues, and $12.8 million, or 2.8% of our total consolidated revenues, for the three and six months ended June 30, 2015, respectively, compared to $4.7 million, or 2.0% of our total consolidated revenues for the same periods in 2014.

Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, increased by $0.8 million and $1.4 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Operating margins for this segment were 20.0% and 18.3% for the three and six months ended June 30, 2015, respectively, compared to 18.1% and 15.8% for the same periods in 2014. These increases are due to an increase in revenues, as discussed above, coupled with improved efficiencies and a favorable mix of work.
BACKLOG
We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of June 30, 2015, our total backlog was 8,454 railcars, of which 7,000 railcars with an estimated market value of $724.5 million were orders for direct sale and 1,454 railcars with an estimated market value of $155.1 million were orders for railcars that will be subject to lease. As of December 31, 2014, our total backlog was 11,732 railcars, of which 8,888 railcars with an estimated market value of $889.1 million were orders for direct sale and 2,844 railcars with an estimated market value of $334.1 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of June 30, 2015, approximately 82.8% of the total number of railcars in our backlog were railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliates, the IELP Entities, accounted for 7.2% of the total number of railcars in our backlog as of June 30, 2015.
Railcars for Lease. As of June 30, 2015, approximately 17.2% of the total number of railcars in our backlog were for firm lease orders. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2015, we had net working capital of $322.0 million, including $236.3 million of cash and cash equivalents. As of June 30, 2015, we had $614.7 million of debt outstanding under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII).
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
The Notes were issued pursuant to an Indenture, dated January 29, 2015 (Indenture) between LLIII and U.S. Bank National Association, as indenture trustee (Indenture Trustee). The Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Pursuant to the terms of the Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of June 30,

2015, the liquidity reserve amount was $16.8 million, and included within 'Restricted cash' on the condensed consolidated balance sheets. Interest on the Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the Indenture. While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. If the Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest shall accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date and the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
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
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$120,309	$57,593	$62,716
Investing activities	(145,319)	(91,760)	(53,559)
Financing activities	173,379	99,948	73,431
Effect of exchange rate changes on cash and cash equivalents	(202)	22	(224)
Increase in cash and cash equivalents	$148,167	$65,803	$82,364

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the six months ended June 30, 2015 was $120.3 million compared to net cash provided by operating activities of $57.6 million for the same period in 2014. This increase was primarily due to increased earnings, as described above, and changes in various operating assets and liabilities, including accounts receivable and inventories, due to the timing of shipments and customer payments.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the six months ended June 30, 2015 was $145.3 million compared to $91.8 million in the same period in 2014. The increase was a result of higher spending on leased railcars and capital expenditures during the first six months of 2015 compared to the same period in 2014.

Net Cash Provided By Financing Activities
Our net cash provided by financing activities for the six months ended June 30, 2015 was $173.4 million compared to $99.9 million for the same period in 2014. The cash provided by financing activities during the first six months of 2015 was a result of the $211.6 million in net proceeds that the Company received from the January 2015 lease fleet refinancing, as discussed above, partially offset by the related debt issuance costs of $5.3 million and an increase in the liquidity reserve of $9.9 million associated with the Notes. The cash provided by financing activities during the first six months of 2014 was a result of the $122.2 million in net proceeds that the Company received from the January 2014 lease fleet refinancing, partially offset by the related debt issuance costs of $2.4 million.
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
Capital expenditures for the six months ended June 30, 2015 were $132.6 million for manufacturing railcars for lease to others and $15.4 million for capitalized projects that expand our business, maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2015 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services. We are reviewing the new tank railcar regulations in detail to assess their expected impact on our business and demand for our products and services. As a result of these new regulations, we may need to adjust our capital expenditure plans.
Future Liquidity
Our current liquidity consists of our existing cash balance, anticipated cash flows from operations, and net proceeds of $211.6 million received under LLIII's January 2015 Indenture. Given our strategic emphasis on growing our lease fleet and the capital required to manufacture railcars for lease for which we currently have firm orders, we expect that our longer term cash needs may require additional financing over and above our current liquidity position. We expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the tank railcar regulations, the number of railcar orders we receive and shipments and our production rates. Our future liquidity may also be impacted by the number of railcar orders we receive for lease versus direct sale. However, we believe we have a strong balance sheet with good borrowing capacity based on, among other things, our ability to use currently unencumbered railcars that have been added to our lease fleet over the past several months as collateral in any future financing transaction.
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
Other potential projects, including possible strategic transactions that could complement and expand our business units, will be evaluated to determine if the project or opportunity is right for us. We anticipate that any future expansion of our business will be financed through existing resources, cash flow from operations, term debt associated directly with that project or other new financing. We cannot guarantee that we will be able to meet existing financial covenants or obtain term debt or other new financing on favorable terms, if at all. Our liquidity may be impacted if stock repurchases are made under the stock repurchase program noted below (the “Stock Repurchase Program”).
Stock Repurchase Program
On July 28, 2015 our Board of Directors authorized the repurchase of up to $250 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. As of the date of this report, we have not yet repurchased any shares of our common stock under the Stock Repurchase Program.

Contractual Obligations and Contingencies
As of June 30, 2015, our outstanding debt increased to $614.7 million from $409.0 million as of December 31, 2014, in connection with the refinancing of the lease fleet financing facilities, resulting in increased borrowings under the Indenture, as discussed above. Refer to the status of other contingencies and contractual obligations in Notes 9 - 12 to the condensed consolidated financial statements. Other than the increase in our borrowings, our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
The North American railcar market has been, and we expect it to continue to be, highly cyclical resulting in volatility in demand for our products and services. Sales of our railcars and other products slowed in 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased beginning in 2011 and continuing through 2014 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011 through 2014. Though we have seen improvements in certain railcar markets in recent years, these improvements may or may not continue. Regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our customers, as well as retrofit and maintenance work to existing railcars. We are reviewing these regulations in detail to assess their expected impact on our business and demand for our products and services. We are investing capital and evaluating opportunities to further expand our manufacturing flexibility and repair capacity to address the anticipated needs of the industry resulting from the new regulations. We cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient to meet the demands of the industry resulting from these regulations. Nor can we assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders and shipments will track industry-wide trends. Similarly, we cannot assure you of the impact of the regulatory changes affecting the North American railcar industry or our business. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower lease volumes, increased downtime, reduced lease rates and decreased cash flow.
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
The variable needs of our railcar customers, the timing of completion, customer acceptance and shipment of orders as well as the mix of railcars for lease versus direct sale, all may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly and annual results.
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
U.S. and Canadian regulatory authorities released new regulations related to tank railcar manufacturing and retrofitting standards on May 1, 2015. The regulations could materially impact the tank railcar manufacturing and retrofitting processes industry-wide, which could negatively affect the potential availability of certain critical components and raw materials including, in particular, steel. If we are unable to source critical components and raw materials such as steel in a timely manner and at reasonable cost, we may be unable to manufacture or retrofit railcars that comply with these new regulations and/or to take advantage of any increase in demand for our products and services as a result of these new regulations, and our business, financial condition and results of operations could be materially adversely affected.
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
Affiliates of Mr. Carl Icahn accounted for approximately 36.1%, 35.7% and 17.5% of our consolidated revenues in 2014, 2013 and 2012, respectively and 42.9% of our consolidated revenues during the three months ended June 30, 2015. This revenue is primarily attributable to the sale of railcars to ARL and AEP, which currently purchase all of their railcars from us, but are not required to do so in the future. This revenue is also attributable to railcar repairs and services provided to ARL, which are done on an ad hoc basis. Further, ARI is not the only provider of railcar repairs and services to ARL. This revenue is also generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have entered into a repair services and support agreement and license with ACF, under which we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we may, from time to time, purchase from and sell to ACF certain parts for railcars. To the extent our relationships with ARL, ACF or Mr. Carl Icahn change, our business, financial condition and results of operations could be materially adversely affected.
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
We are reviewing the tank railcar regulations in detail to assess their expected impact on our business, including their potential impact on the railcars and components we manufacture, the services we provide and the railcars that we lease, as well as our customers’ demand for these products and services. We are unable to predict what impact these or other regulatory changes may have, if any, on our business or the industry as a whole. These rules and the industry’s responsiveness in complying with these new rules may materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. As a result of such regulations, certain of our railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, if we are unable to adapt our business to changing regulations or railroad standards, and/or take advantage of any increase in demand for our products and services, our business, financial condition and results of operations could be materially adversely affected. We cannot assure that costs incurred to comply with any new standards and regulations, including those released by PHMSA and TC, will not be material to our business, financial condition or results of operations.
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
The market price for our common stock has varied between a high closing sales price of $82.22 per share and a low closing sales price of $31.39 per share in the past twenty-four months as of June 30, 2015. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
Various other factors could cause the market price of our common stock to fluctuate substantially, including financial market and general economic changes, changes in governmental regulation, significant railcar industry announcements or developments, the introduction of new products or technologies by us or our competitors, our Stock Repurchase Program, and changes in other conditions or trends in our industry or in the markets of any of our significant customers.
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
Our Stock Repurchase Program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
On July 28, 2015 our Board of Directors authorized the repurchase of up to $250 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program.
Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, we cannot assure this will occur. Further, short-term stock price fluctuations could reduce the program's effectiveness. As of the date of this report, we have not yet repurchased any shares of our common stock under the Stock Repurchase Program.
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
As of June 30, 2015, our total debt was $614.7 million, consisting of borrowings under an indenture entered into by our wholly-owned subsidiary, LLIII.
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
Changes in assumptions or investment performance related to pension plans that we sponsor could materially adversely affect our financial condition and results of operations.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. No triggering events occurred in 2014, or during the three months ended June 30, 2015, to cause concern that our long-lived assets or goodwill would be impaired. We perform an annual goodwill impairment test as of March 1 of each year. As discussed in Note 6 of our condensed consolidated financial statements, no goodwill impairment loss was noted in 2014 or 2015. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Management Incentive Plan for Fiscal Year 2015 (incorporated by reference to Exhibit 10.1 to ARI's current report on Form 8-K, filed with the SEC on June 5, 2015) #

10.2	2005 Equity Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to ARI's current report on Form 8-K, filed with the SEC on June 11, 2015) #

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	July 30, 2015	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Chief Executive Officer

		By:	/s/ Umesh Choksi
Umesh Choksi, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Management Incentive Plan for Fiscal Year 2015 (incorporated by reference to Exhibit 10.1 to ARI's current report on Form 8-K, filed with the SEC on June 5, 2015) #

10.2	2005 Equity Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to ARI's current report on Form 8-K, filed with the SEC on June 11, 2015) #

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement