Form 10-Q
period 2015-09-30
American Railcar Industries, Inc.
filed 2015-11-03
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on November 2, 2015 was 19,844,531 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,983	$88,109
Restricted cash	17,021	7,178
Accounts receivable, net	39,440	33,618
Accounts receivable, due from related parties	14,074	33,027
Income taxes receivable	12,091	33,879
Inventories, net	125,773	117,007
Deferred tax assets	7,551	7,688
Prepaid expenses and other current assets	6,113	5,353
Total current assets	351,046	325,859
Property, plant and equipment, net	171,636	160,787
Railcars on leases, net	859,550	663,315
Deferred debt issuance costs, net	5,135	2,148
Goodwill	7,169	7,169
Investments in and loans to joint ventures	28,696	29,168
Other assets	7,509	3,963
Total assets	$1,430,741	$1,192,409
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,688	$68,789
Accounts payable, due to related parties	2,848	2,793
Accrued expenses and taxes	25,245	21,931
Accrued compensation	14,156	15,046
Short-term debt, including current portion of long-term debt	25,783	110,612
Total current liabilities	132,720	219,171
Long-term debt, net of current portion	582,331	298,342
Deferred tax liability	190,374	168,349
Pension and post-retirement liabilities	7,909	8,544
Other liabilities	2,460	2,587
Total liabilities	915,794	696,993
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 20,011,501 shares issued and outstanding as of September 30, 2015 and 21,352,297 shares issued and outstanding as of December 31, 2014	213	213
Additional paid-in capital	239,609	239,609
Treasury Stock	(51,285)	—
Retained earnings	332,941	260,943
Accumulated other comprehensive loss	(6,531)	(5,349)
Total stockholders’ equity	514,947	495,416
Total liabilities and stockholders’ equity	$1,430,741	$1,192,409
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Manufacturing (including revenues from affiliates of $34,510 and $217,449 for the three and nine months ended September 30, 2015, respectively, and $62,698 and $195,068 for the same periods in 2014)	$123,318	$128,270	$489,610	$488,597
Railcar leasing	31,174	17,219	83,975	42,850
Railcar services (including revenues from affiliates of $5,402 and $18,188 for the three and nine months ended September 30, 2015, respectively, and $4,912 and $13,574 for the same periods in 2014)	18,175	17,353	54,856	51,019
Total revenues	172,667	162,842	628,441	582,466
Cost of revenues:
Manufacturing	(91,132)	(95,609)	(373,380)	(374,007)
Railcar leasing	(9,714)	(6,319)	(26,408)	(16,192)
Railcar services	(14,269)	(14,065)	(42,851)	(40,854)
Total cost of revenues	(115,115)	(115,993)	(442,639)	(431,053)
Gross profit	57,552	46,849	185,802	151,413
Selling, general and administrative	(7,768)	(7,570)	(20,764)	(23,777)
Net gains on disposition of leased railcars	—	—	25	—
Earnings from operations	49,784	39,279	165,063	127,636
Interest income (including income from related parties of $520 and $1,615 for the three and nine months ended September 30, 2015, respectively, and $603 and $1,843 for the same periods in 2014)	542	608	1,655	1,868
Interest expense	(5,645)	(1,849)	(16,077)	(5,364)
Loss on debt extinguishment	—	—	(2,126)	(1,896)
Other Income	3	63	14	95
Earnings (Loss) from joint ventures	1,402	3	5,340	(263)
Earnings before income taxes	46,086	38,104	153,869	122,076
Income tax expense	(16,729)	(14,280)	(56,567)	(45,266)
Net earnings	$29,357	$23,824	$97,302	$76,810
Net earnings per common share—basic and diluted	$1.39	$1.12	$4.58	$3.60
Weighted average common shares outstanding—basic and diluted	21,054	21,352	21,252	21,352
Cash dividends declared per common share	$0.40	$0.40	$1.20	$1.20
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$29,357	$23,824	$97,302	$76,810
Currency translation	(715)	(590)	(1,529)	(632)
Postretirement plans (1)	115	34	347	101
Comprehensive income	$28,757	$23,268	$96,120	$76,279

(1)
Net of tax effect of $0.1 million and less than $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2015 and 2014.

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net earnings	$97,302	$76,810
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	33,185	24,423
Amortization of deferred costs	305	363
Loss (Gain) on disposal of property, plant, equipment and leased railcars	45	(72)
(Earnings) Losses from joint ventures	(5,340)	263
Provision for deferred income taxes	21,892	11,182
Provision for allowance for doubtful accounts receivable	65	905
Items related to financing activities:
Loss on debt extinguishment	2,126	1,896
Changes in operating assets and liabilities:
Accounts receivable, net	(5,970)	(7,987)
Accounts receivable, due from related parties	18,856	(8,764)
Income taxes receivable	21,867	—
Inventories, net	(8,960)	(15,235)
Prepaid expenses and other current assets	(848)	(1,734)
Accounts payable	(5,890)	20,634
Accounts payable, due to related parties	55	1,538
Accrued expenses and taxes	2,471	4,432
Other	(3,757)	3,007
Net cash provided by operating activities	167,404	111,661
Investing activities:
Purchases of property, plant and equipment	(26,376)	(13,701)
Capital expenditures - leased railcars	(215,096)	(187,861)
Proceeds from the sale of property, plant, equipment and leased railcars	118	575
Proceeds from repayments of loans and dividends by joint ventures	5,750	2,875
Net cash used in investing activities	(235,604)	(198,112)
Financing activities:
Repayments of long-term debt	(426,150)	(201,833)
Proceeds from long-term debt	625,306	318,682
Change in interest reserve related to long-term debt	(9,843)	(26)
Stock repurchases	(49,441)	—
Payment of common stock dividends	(25,304)	(25,623)
Debt issuance costs	(5,271)	(2,425)
Net cash provided by financing activities	109,297	88,775
Effect of exchange rate changes on cash and cash equivalents	(223)	(123)
Increase in cash and cash equivalents	40,874	2,201
Cash and cash equivalents at beginning of period	88,109	97,252
Cash and cash equivalents at end of period	$128,983	$99,453

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Description of the Business
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated balance sheet as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year. Certain prior-period amounts in the notes to the consolidated financial statements have been reclassified to conform to current-period presentation. These reclassifications had no effect on the reported results of operations.
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
Note 2 — Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory, which amends Accounting Standards Codification (ASC) Topic 330, Inventory. This ASU simplifies the accounting for inventory by requiring inventory to be measured at the lower of cost and net realizable value and eliminates options that currently exist for measuring inventory at market value. Market value was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. If the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss during the period in which it occurs. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The Company presents inventory at the lower of cost or market and when applicable records reserves intended to reduce the carrying value of its inventory to its net realizable value. The Company does not expect a material impact to the financial statements once implemented.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new standard, but does not, at this time, anticipate a material impact to the financial statements once implemented.
Note 3 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Accounts receivable, gross	$40,675	$34,790
Less allowance for doubtful accounts	(1,235)	(1,172)
Total accounts receivable, net	$39,440	$33,618

Note 4 — Inventories
Inventories consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$52,125	$67,773
Work-in-process	62,315	33,643
Finished products	14,297	18,144
Total inventories	128,737	119,560
Less reserves	(2,964)	(2,553)
Total inventories, net	$125,773	$117,007
Note 5 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	September 30, 2015	December 31, 2014
	(in thousands)
Operations / Corporate:
Buildings	$163,876	$164,087
Machinery and equipment	216,803	196,768
Land	3,687	3,537
Construction in process	14,701	11,612
	399,067	376,004
Less accumulated depreciation	(227,431)	(215,217)
Property, plant and equipment, net	$171,636	$160,787
Railcar Leasing:
Railcars on leases	$910,350	$695,226
Less accumulated depreciation	(50,800)	(31,911)
Railcars on leases, net	$859,550	$663,315

Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.
As of September 30, 2015, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 3 months of 2015	$31,936
2016	124,829
2017	110,032
2018	98,552
2019	80,850
2020 and thereafter	104,134
Total	$550,333
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Total depreciation expense	$12,214	$8,751	$33,185	$24,423
Depreciation expense on leased railcars	$7,050	$4,295	$18,894	$11,285
Note 6 — Goodwill
As of September 30, 2015, the Company had $7.2 million of goodwill related to the March 2006 acquisition of Custom Steel; a subsidiary of Steel Technologies, Inc. The results attributable to Custom Steel are included in the manufacturing segment.
The Company performed a qualitative assessment as of March 1, 2015 by considering the following relevant factors to determine whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount.

•
The North American railcar market has been, and ARI expects it to continue to be, highly cyclical. The railcar industry has experienced high levels of demand with the December 31, 2014 backlog at its highest point in history. Based upon third party forecasts for the industry over the next several years, the Company expects demand to stay above historical average levels.

•	ARI is subject to various laws and regulations. No significant assessments have been made by the various regulatory agencies against ARI.

•	The railcar manufacturing industry has historically been and continues to be extremely competitive.

•
ARI experienced three strong years of railcar order activity in 2012, 2013 and 2014. As the railcar industry was at a record backlog level at December, 31, 2014, orders have slowed in 2015. However, the Company expects demand to stay above historical average levels in line with industry forecasts, as mentioned above.

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
Note 7 — Investments in and Loans to Joint Ventures
As of September 30, 2015, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	September 30, 2015	December 31, 2014
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$8,141	$9,194
Axis	20,555	19,974
Total investments in and loans to joint ventures	$28,696	$29,168
See Note 16, Related Party Transactions, for information regarding financial transactions with ARI's joint ventures.
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Results of operations
Revenues	$16,728	$24,717	$60,623	$60,981
Gross profit	$699	$2,961	$5,061	$5,896
Net (loss) earnings	$(205)	$3,085	$2,324	$4,288

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
The balance outstanding on these loans, due to ARI Component, was $25.3 million and $29.1 million as of September 30, 2015 and December 31, 2014, respectively.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Results of operations
Revenues	$17,812	$16,614	$57,229	$49,690
Gross profit	$4,571	$(610)	$14,848	$904
Earnings (loss) before interest	$4,333	$(843)	$14,097	$180
Net earnings (loss)	$3,341	$(2,051)	$10,891	$(3,523)
As of September 30, 2015, the investment in Axis was comprised entirely of ARI’s term loan and revolver. The Company has evaluated these loans to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.
Note 8 — Warranties
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Liability, beginning of period	$1,378	$1,654	$953	$1,385
Provision for warranties issued during the period, net of adjustments	341	335	1,235	931
Adjustments to warranties issued during previous periods	(4)	(97)	(12)	(120)
Warranty claims	(163)	(248)	(624)	(552)
Liability, end of period	$1,552	$1,644	$1,552	$1,644

Note 9 — Debt
Lease fleet financings
From time to time, the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings in order to, among other things, support and grow its railcar leasing business. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLI, LLII and LLIII without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease LLI, LLII and LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. See Note 16, Related Party Transactions, for further discussion regarding these agreements with ARL.
As of September 30, 2015 and December 31, 2014, the net book value of the railcars that were pledged as part of the Lease Fleet Financings was $485.9 million and $277.0 million, respectively.
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
January 2015 private placement notes
On January 29, 2015, the Company refinanced its lease fleet financing facilities to, among other things, increase the aggregate borrowings thereunder. In connection with the refinancing, LLIII completed a private placement of $625.5 million in aggregate principal amount of notes consisting of $250.0 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 (Class A-1 Notes) and $375.5 million in aggregate principal amount of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 (Class A-2 Notes, and collectively with the Class A-1 Notes, the Notes). Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. In conjunction with the refinancing, the Company incurred a $2.1 million loss, which is shown as 'Loss on debt extinguishment' on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the LLI and LLII lease fleet financings. As of September 30, 2015, the outstanding principal balance on the Notes, including the current portion, was $608.1 million. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
The Notes were issued pursuant to an Indenture, dated January 29, 2015 between LLIII and U.S. Bank National Association, as indenture trustee (Indenture Trustee). The Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Interest on the Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the Indenture. While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. If the Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest will accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. Pursuant to the terms of the Indenture, the Company is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of September 30, 2015, the liquidity reserve amount was $17.0 million, and included within 'Restricted cash' on the condensed consolidated balance sheets.
LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date and the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The Indenture contains covenants which limit, among other things, LLIII's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all of these covenants as of September 30, 2015.
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
The fair value of the Notes was $614.9 million as of September 30, 2015 and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.
The future contractual minimum rental revenues related to the railcars pledged as of September 30, 2015 are as follows (in thousands):

Remaining 3 months of 2015	$17,783
2016	68,219
2017	53,453
2018	42,397
2019	28,524
2020 and thereafter	31,401
Total	$241,777
The remaining principal payments under the Notes as of September 30, 2015 are as follows (in thousands):

Remaining 3 months of 2015	$6,495
2016	25,783
2017	25,588
2018	25,590
2019	25,507
2020 and thereafter	499,328
Total	$608,291

Note 10 — Income Taxes
The Company’s federal income tax returns for tax years 2012 and beyond remain subject to examination, with the latest statute of limitations expiring in September 2018. Certain of the Company's 2008 through 2011 state income tax returns and all of the Company's state income tax returns for 2012 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2018. The Company’s foreign income tax returns for 2011 and beyond remain open to examination by foreign tax authorities.
The Company implemented the recent regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition with the filing of its 2014 tax return during the third quarter of 2015 without a material impact to its financial condition or results of operations. The Company is further evaluating whether any additional future deductions may be deemed appropriate under the regulations. Presently, the Company does not anticipate a material impact to its financial condition or results of operations.
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
The components of net periodic benefit cost for the pension and postretirement plans are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Service cost	$44	$56	$132	$170
Interest cost	236	243	710	728
Expected return on plan assets	(320)	(313)	(961)	(939)
Amortization of net actuarial loss/prior service cost	202	69	605	208
Net periodic cost recognized	$162	$55	$486	$167

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	1	—	2	2
Amortization of net actuarial gain/prior service credit	(12)	(14)	(37)	(43)
Net periodic benefit recognized	$(11)	$(14)	$(35)	$(41)
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
The Company has various agreements with and commitments to related parties. See Note 16, Related Party Transactions, for further detail.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.
On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. (Gyansys). The complaint asserts a claim against Gyansys for breaching its contract with ARI to implement an enterprise resource planning system. The Company seeks to recover monetary damages in an amount still to be determined, but which ARI alleged exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against ARI for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, the Company does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. On September 9, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim.  However, the Company continues to believe that Gyansys' counterclaims lack merit and will continue to vigorously defend against these counterclaims.
Note 13 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, or stock appreciation rights (SARs) and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Share-based compensation (income) expense
Cost of revenues: Manufacturing	$(147)	$239	$(93)	$1,002
Cost of revenues: Railcar services	(21)	13	(18)	251
Selling, general and administrative	(594)	288	(360)	3,259
Total share-based compensation (income) expense	$(762)	$540	$(471)	$4,512
As of September 30, 2015, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $0.6 million and were expected to be recognized over a weighted average period of 27 months.

Note 14 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2014	$(275)	$(5,074)	$(5,349)
Currency translation	(1,529)	—	(1,529)
Reclassifications related to pension and postretirement plans, net of tax effect of $220 (1)	—	347	347
Balance September 30, 2015	$(1,804)	$(4,727)	$(6,531)

(1)—
These accumulated other comprehensive income components relate to amortization of actuarial loss/(gain) and prior period service costs/(benefits) and are included in the computation of net periodic costs for our pension and postretirement plans. See Note 11 for further details and pre-tax amounts.

Note 15 — Stock Repurchase Program
On July 28, 2015, the Company's board of directors authorized a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company may, from time to time, repurchase up to $250.0 million of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. Under the Stock Repurchase program, 1,340,796 shares were repurchased, during the three and nine months ended September 30, 2015, at a cost of $51.3 million. Certain shares of stock repurchased during September 2015, totaling $1.8 million, were cash settled in October 2015 in accordance with normal settlement practices.
See Note 18, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to September 30, 2015.
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
ARI purchased $3.7 million and $13.0 million of components from ACF during the three and nine months ended September 30, 2015, respectively, and $1.3 million and $2.2 million during the comparable periods in 2014.

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
Revenues of $2.7 million and $8.6 million for the three and nine months ended September 30, 2015, respectively, compared to $4.3 million and $16.1 million for the same periods in 2014 were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
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

Revenues of $5.4 million and $18.2 million for the three and nine months ended September 30, 2015, respectively, compared to $4.9 million and $13.6 million for the same periods in 2014, respectively, were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company’s audit committee.
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
Total lease origination and management fees incurred under the Railcar Management Agreements were $2.0 million and $5.5 million for the three and nine months ended September 30, 2015, respectively, compared to $1.6 million and $3.4 million for the same periods in 2014. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.2 million and $0.6 million were incurred for each of the three and nine months ended September 30, 2015, respectively, compared to $0.2 million and $0.4 million for the same periods in 2014. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements as well as on a purchase order basis. Revenues from railcars sold to the IELP Entities were $31.8 million and $208.9 million for the three and nine months ended September 30, 2015, respectively, compared to $58.4 million and $179.0 million for the same periods in 2014. These revenues are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.
Agreements with other related parties
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $25.3 million and $29.1 million as of September 30, 2015 and December 31, 2014, respectively. See Note 7, Investments in and Loans to Joint Ventures, for further information regarding this transaction and the terms of the underlying loans.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement has an initial term through November 2015 then continues until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $1.1 million and $3.8 million for the three and nine months ended September 30, 2015, respectively, compared to $2.4 million and $6.7 million for the same periods in 2014. This agreement was approved by the independent directors of the Company’s audit committee.

Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Fees incurred as a member of the Insight Portfolio Group were less than $0.1 million during the three months ended September 30, 2015 and 2014 and were $0.2 million for the nine months ended September 30, 2015 and 2014. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with related parties
Cost of revenues for manufacturing included $34.4 million and $113.8 million for the three and nine months ended September 30, 2015, respectively, compared to $33.5 million and $93.9 million for the same periods in 2014 for railcar components purchased from joint ventures.
Inventory as of September 30, 2015 and December 31, 2014, included $11.8 million and $6.6 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.
Note 17 — Operating Segments and Sales and Credit Concentrations
ARI operates in three reportable segments: manufacturing, railcar leasing and railcar services. These reportable segments are organized based upon a combination of the products and services offered and performance is evaluated based on revenues and segment earnings (loss) from operations. Intersegment revenues are accounted for as if sales were to third parties.
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

	Three Months Ended September 30, 2015
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$123,318	$106,541	$229,859	$54,984
Railcar leasing	31,174	(153)	31,021	18,450
Railcar services	18,175	642	18,817	3,457
Corporate	—	—	—	(5,095)
Eliminations	—	(107,030)	(107,030)	(22,012)
Total Consolidated	$172,667	$—	$172,667	$49,784

	Three Months Ended September 30, 2014
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$128,270	$143,706	$271,976	$74,713
Railcar leasing	17,219	—	17,219	9,466
Railcar services	17,353	38	17,391	2,684
Corporate	—	—	—	(4,925)
Eliminations	—	(143,744)	(143,744)	(42,659)
Total Consolidated	$162,842	$—	$162,842	$39,279

	Nine Months Ended September 30, 2015
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$489,610	$313,965	$803,575	$195,363
Railcar leasing	83,975	(153)	83,822	50,190
Railcar services	54,856	838	55,694	10,204
Corporate	—	—	—	(11,944)
Eliminations	—	(314,650)	(314,650)	(78,750)
Total Consolidated	$628,441	$—	$628,441	$165,063

	Nine Months Ended September 30, 2014
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$488,597	$269,040	$757,637	$192,322
Railcar leasing	42,850	—	42,850	23,062
Railcar services	51,019	222	51,241	8,029
Corporate	—	—	—	(15,702)
Eliminations	—	(269,262)	(269,262)	(80,075)
Total Consolidated	$582,466	$—	$582,466	$127,636

Total Assets	September 30, 2015	December 31, 2014
	(in thousands)
Manufacturing	$312,895	$318,157
Railcar leasing	1,200,392	908,010
Railcar services	57,746	52,639
Corporate/Eliminations	(140,292)	(86,397)
Total Consolidated	$1,430,741	$1,192,409
Sales to Related Parties
As discussed in Note 16, Related Party Transactions, ARI has numerous arrangements with related parties. As a result, from time to time, ARI offers its products and services to affiliates at terms and pricing no less favorable to ARI than the terms and pricing provided to unaffiliated third parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Manufacturing	20.0%	38.5%	34.6%	33.5%
Railcar leasing	—%	—%	—%	—%
Railcar services	3.1%	3.0%	2.9%	2.3%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Manufacturing revenues from significant customers	46.7%	63.1%	44.9%	47.5%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Manufacturing receivables from significant customers	28.7%	60.5%
Note 18 — Subsequent Events
On October 27, 2015, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of December 16, 2015 that will be paid on December 30, 2015.
The Company repurchased 166,970 shares under the Stock Repurchase Program subsequent to September 30, 2015, at a cost of $6.1 million, resulting in 19,844,531 shares outstanding as of November 2, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our industry, products and markets, the potential impact of regulatory developments, anticipated customer demand for our products, trends relating to our shipments, leasing business, railcar services and revenues, our strategic objectives and long-term strategies, trends related to shipments for direct sale versus lease, our results of operations, financial condition and the sufficiency of our capital resources, statements regarding our projects to expand our manufacturing flexibility and repair capacity, statements regarding our capital expenditure plans, short- and long-term liquidity needs and financing plans, our Stock Repurchase Program, anticipated benefits regarding the growth of our leasing business, statements regarding the mix of railcars in our lease fleet and our lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our backlog, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
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

•	fluctuations in commodity prices, including oil and gas;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders;

•	our ability to manage overhead and variations in production rates;

•	our ability to recruit, retain and train adequate numbers of qualified personnel;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets;

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to further support the growth of our lease fleet;

•	the impact of repurchases pursuant to our Stock Repurchase Program on our current liquidity and the ownership percentage of our principal beneficial stockholder through IELP, Mr. Carl Icahn;

•	the impact, costs and expenses of any litigation we may be subject to now or in the future;

•	the risks associated with ongoing compliance with environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the conversion of our railcar backlog into revenues;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production at our joint ventures;

•	the risks, impact and anticipated benefits associated with potential joint ventures, acquisitions or new business endeavors;

•	the implementation, integration with other systems and ongoing management of our new enterprise resource planning system; and

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.

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
Our consolidated operating margins have continued to increase throughout 2015, reaching 28.8% and 26.3% for the three and nine months ended September 30, 2015. Our earnings continue to benefit from the growth of our railcar leasing segment with a lease fleet of 10,317 railcars at September 30, 2015. In addition, our manufacturing facilities efficiently produce high quality hopper and tank railcars to meet the demands of the North American railcar market which has been, and we expect it to continue to be, highly cyclical. Inquiries for hopper railcars servicing various commodities in the non-energy-related markets are steady and we continue to see inquiries for pressure and general service tank railcars. In contrast, demand for railcars servicing the energy markets, including tank railcars for crude service and hopper railcars for sand service, remains uncertain given the recent volatility in oil prices, as well as the May 2015 release of regulations related to tank railcars in the U.S. and Canada. However, consistent with industry expectations, we believe demand for tank and hopper railcars servicing the non-energy-related markets will stay above historical average levels for the next several quarters.
Given the cyclical nature of the North American railcar market and to address the anticipated needs of the industry, we are investing capital and evaluating opportunities to further expand our manufacturing flexibility and repair capacity. During the third quarter of 2015, we completed two of our expansion projects at our existing repair plants and we expect a third project will be completed in the fourth quarter of 2015, thus further expanding our capacity for repair projects. We expect our expansion project at our tank railcar manufacturing facility will also be completed in the fourth quarter of 2015, enabling us to perform retrofit and repair work in addition to the manufacturing work already performed there. We cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient or necessary to meet the demands of the industry.
We continue to maintain our focus on the core of our business - tank and hopper railcar manufacturing. We believe efforts to increase flexibility at our plants will position us to meet any increase in demand for new railcars, as well as retrofit and maintenance work to existing railcars that may result from the recently released regulations for tank railcars. We cannot assure you of the impact of this regulatory change affecting the North American railcar industry or our business.
During the third quarter of 2015, we shipped 1,908 railcars, which is 11.3% lower than that of the same period in 2014. In response to changes in customer demand, we continue to adjust production rates as needed at our railcar manufacturing facilities, which has resulted in a shift to more specialized tank railcars with higher material and labor content, but at slightly lower production rates. Meanwhile, hopper railcar shipments remain strong. We expect these tank and hopper railcar trends will continue for the next several quarters. We cannot assure you that hopper or tank railcar demand will continue to stay above historical average levels, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders or shipments will track industry-wide trends.
Railcars built for our lease fleet represented 48.1% of our total railcar shipments during the third quarter of 2015 compared to 51.9% for the same period in 2014. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. As of September 30, 2015, we had a backlog of 7,936 railcars, including 821 railcars for lease customers.

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014
Consolidated Results

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2015	2014	Change	Change	2015	2014	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$123,318	$128,270	$(4,952)	(3.9)	$489,610	$488,597	$1,013	0.2
Railcar leasing	31,174	17,219	13,955	81.0	83,975	42,850	41,125	96.0
Railcar services	18,175	17,353	822	4.7	54,856	51,019	3,837	7.5
Total revenues	$172,667	$162,842	$9,825	6.0	$628,441	$582,466	$45,975	7.9
Cost of revenues:
Manufacturing	$(91,132)	$(95,609)	$4,477	4.7	$(373,380)	$(374,007)	$627	0.2
Railcar leasing	(9,714)	(6,319)	(3,395)	(53.7)	(26,408)	(16,192)	$(10,216)	(63.1)
Railcar services	(14,269)	(14,065)	(204)	(1.5)	(42,851)	(40,854)	$(1,997)	(4.9)
Total cost of revenues	$(115,115)	$(115,993)	$878	0.8	$(442,639)	$(431,053)	$(11,586)	(2.7)
Selling, general and administrative	(7,768)	(7,570)	(198)	(2.6)	(20,764)	(23,777)	3,013	12.7
Net gains on disposition of leased railcars	—	—	—	*	25	—	25	*
Earnings from operations	$49,784	$39,279	$10,505	26.7	$165,063	$127,636	$37,427	29.3
* - Not Meaningful
Revenues
Our total consolidated revenues for the three months ended September 30, 2015 increased by 6.0% compared to the same period in 2014. This increase was due to increased revenues in our railcar leasing and railcar services segments, partially offset by decreased revenues in our manufacturing segment. During the three months ended September 30, 2015, we shipped 990 direct sale railcars, which excludes 918 railcars (48.1% of total shipments) built for our lease fleet, compared to 1,034 direct sale railcars for the same period of 2014, which excludes 1,117 railcars (51.9% of total shipments) built for our lease fleet.
Our total consolidated revenues for the nine months ended September 30, 2015 increased by 7.9% compared to the same period in 2014. This increase was due to increased revenues across all three of our segments, with the largest dollar increase in our railcar leasing segment. During the nine months ended September 30, 2015, we shipped 4,385 direct sale railcars, which excludes 2,588 railcars (37.1% of total shipments) built for our lease fleet, compared to 3,834 direct sale railcars for the same period of 2014, which excludes 2,067 railcars (35.0% of total shipments) built for our lease fleet.
Manufacturing revenues decreased by 3.9% during the three month period ended September 30, 2015 compared to the same period in 2014 with 4.5% of the decrease related to lower revenues from certain material cost changes that we generally pass through to customers, as discussed below. Hopper railcar shipments for direct sale decreased during the three month period ended September 30, 2015 compared to the same period of 2014 as a higher percentage of hopper railcars were built for our lease fleet during the third quarter of 2015 compared to the same period of 2014. Tank railcar shipments for direct sale also decreased as production has shifted to a larger mix of specialty tank railcars which have higher average selling prices due to the complexity of the design. These higher average selling prices partially offset the decrease in direct sale shipments, accounting for an increase of 0.6%.
Manufacturing revenues increased by 0.2% during the nine month period ended September 30, 2015 compared to the same period of 2014. Hopper railcar shipments for direct sale increased during the nine months ended September 30, 2015 compared to the same period of 2014 as that market has strengthened. This was partially offset by tank railcar shipments for direct sale decreasing compared to the same period of 2014 given the shift in production to more specialty tank railcars, as discussed above. In total, we shipped 551 more direct sale railcars during the nine month period ended September 30, 2015 compared to the same period in 2014. This increase in volume was partially offset by the shift in mix to more hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content, as discussed above.
Railcar leasing revenues increased by 81.0% and 96.0% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 due to an increase in the number of railcars in our lease fleet. The lease fleet grew to 10,317 railcars at September 30, 2015 from 6,508 railcars at September 30, 2014.

Railcar services revenues increased by 4.7% and 7.5% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 due to an increase in demand, a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our Brookhaven repair facility that became operational during the third quarter of 2014.
Cost of revenues
Our total consolidated cost of revenues decreased by 0.8% for the three months ended September 30, 2015 compared to the same period in 2014 due to decreased cost of revenues in our manufacturing segment, partially offset by an increase in our railcar leasing and railcar services segments.
Our total consolidated cost of revenues increased by 2.7% for the nine months ended September 30, 2015 compared to the same period in 2014 due to increased cost of revenues in our railcar leasing and railcar services segments, partially offset by a decrease in our manufacturing segment.
Cost of revenues decreased for our manufacturing segment by 4.7% for the three months ended September 30, 2015 compared to the same period in 2014. This decrease was primarily driven by a decrease of 6.0% resulting from lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our sales contracts generally include provisions to adjust prices for changes in the cost of most raw materials and components. In addition, although we shipped 44 fewer railcars for direct sale during the three months ended September 30, 2015 compared to the same period of 2014, the decrease in volume was offset by higher material costs and labor content on the production of more specialty tank railcars, accounting for a 1.3% increase in manufacturing cost of revenues, which offset the decrease discussed above.
Cost of revenues decreased for our manufacturing segment by 0.2% for the nine months ended September 30, 2015 compared to the same period in 2014. Although overall direct sale railcar shipments have increased during the nine months ended September 30, 2015 compared to the same period of 2014, direct sale shipments of hopper railcars, which generally cost less than tank railcars due to less material and labor content, increased during this time. As a result, the increase in volume of direct sale railcars shipped during the nine month period ended September 30, 2015 as compared to the same period of 2014, was offset by the shift in mix to more hopper railcars, as discussed above.
Cost of revenues for our railcar leasing segment increased by 53.7% and 63.1% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment increased by 1.5% and 4.9% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to an increase in volume of work, a favorable change in the mix of work at our repair facilities resulting in increased material and labor content and the additional capacity resulting from our Brookhaven repair facility, as discussed above.
Selling, general and administrative expenses
Our selling, general and administrative expenses were $7.8 million for the third quarter of 2015 compared to $7.6 million for the same period in 2014. This $0.2 million increase, or 2.6%, was primarily due to an increase in consulting and legal fees, as well as higher depreciation related to our new enterprise resource planning system, partially offset by lower share-based compensation expense. In addition, during the third quarter of 2014, we incurred bad debt expense of $0.9 million.
Our total consolidated selling, general and administrative expenses were $20.8 million for the nine months ended September 30, 2015 compared to $23.8 million for the same period in 2014. This $3.0 million decrease, or 12.7%, was primarily attributable to a decrease of $3.6 million in share-based compensation expense driven by the decrease in our stock price of $15 per share during the first nine months of 2015 compared to an increase of $28 per share during the same period of 2014, partially offset by changes in other corporate expenses. In addition, during the third quarter of 2014, we incurred bad debt expense of $0.9 million.

Interest expense
Our total consolidated interest expense increased by $3.8 million and $10.7 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. In January 2015, our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII), completed a $625.5 million private placement of two classes of fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% and 4.06% per annum, respectively, as discussed further in the liquidity and capital resources section below, resulting in a higher average debt balance during the first nine months of 2015 compared to the same period in 2014. In addition, our weighted average interest rate increased to 3.5% during the first nine months of 2015 compared to 2.2% during the same period in 2014 as a result of refinancing our prior variable rate debt obligations with fixed rate debt, thereby minimizing the effect of any rise in interest rates.
Loss on debt extinguishment
During the nine months ended September 30, 2015, we refinanced our lease fleet financing facilities, resulting in net proceeds of $211.6 million under a private placement of secured railcar equipment notes. This refinancing resulted in a $2.1 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the 2014 lease fleet financing facilities. During the same period in 2014, we refinanced our original lease fleet financing facility, resulting in a $1.9 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the original lease fleet financing facility.
Earnings (Loss) from Joint Ventures
The breakdown of our earnings (loss) from joint ventures during the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Ohio Castings	$68	$842	$(774)	$947	$1,172	$(225)
Axis	1,334	(839)	2,173	4,393	(1,435)	5,828
Total Earnings (Loss) from Joint Ventures	$1,402	$3	$1,399	$5,340	$(263)	$5,603
Our joint venture earnings were $1.4 million and $5.3 million for the three and nine months ended September 30, 2015, respectively, compared to earnings of less than $0.1 million and losses of $0.3 million for the same periods in 2014. These increases were a result of increased sales and production levels at our Axis joint venture due to strong railcar industry demand, which has generated improved efficiencies and better profitability, partially offset by decreased sales at our Ohio Castings joint venture due to a ramp down of production to more historical levels.
Income Tax Expense
Our income tax expense was $16.7 million, or 36.3% of our earnings before income taxes, and $56.6 million, or 36.8% of our earnings before income taxes for the three and nine months ended September 30, 2015, respectively, compared to $14.3 million, or 37.5% of our earnings before income taxes, and $45.3 million, or 37.1% for the same periods in 2014.
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

	Three Months Ended September 30,
	2015			2014
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$123,318	$106,541	$229,859	$128,270	$143,706	$271,976	$(42,117)
Railcar Leasing	31,174	(153)	31,021	17,219	—	17,219	13,802
Railcar Services	18,175	642	18,817	17,353	38	17,391	1,426
Eliminations	—	(107,030)	(107,030)	—	(143,744)	(143,744)	36,714
Total Consolidated	$172,667	$—	$172,667	$162,842	$—	$162,842	$9,825

	Nine Months Ended September 30,
	2015			2014
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$489,610	$313,965	$803,575	$488,597	$269,040	$757,637	$45,938
Railcar leasing	83,975	(153)	83,822	42,850	—	42,850	40,972
Railcar services	54,856	838	55,694	51,019	222	51,241	4,453
Eliminations	—	(314,650)	(314,650)	—	(269,262)	(269,262)	(45,388)
Total Consolidated	$628,441	$—	$628,441	$582,466	$—	$582,466	$45,975

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Earnings (Loss) from Operations
Manufacturing	$54,984	$74,713	$(19,729)	$195,363	$192,322	$3,041
Railcar leasing	18,450	9,466	8,984	50,190	23,062	27,128
Railcar services	3,457	2,684	773	10,204	8,029	2,175
Corporate	(5,095)	(4,925)	(170)	(11,944)	(15,702)	3,758
Eliminations	(22,012)	(42,659)	20,647	(78,750)	(80,075)	1,325
Total Consolidated	$49,784	$39,279	$10,505	$165,063	$127,636	$37,427

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Operating Margins
Manufacturing	23.9%	27.5%	24.3%	25.4%
Railcar leasing	59.5%	55.0%	59.9%	53.8%
Railcar services	18.4%	15.4%	18.3%	15.7%
Manufacturing
Our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, decreased by $42.1 million for the three months ended September 30, 2015 compared to the same period in 2014 as a result of decreased tank railcar shipments partially offset by increased hopper railcar shipments. During the third quarter of 2015, we shipped 1,908 railcars, including 918 railcars built for our lease fleet, compared to 2,151 railcars for the same period of 2014, including 1,117 railcars built for our lease fleet.

Our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, increased by $45.9 million for the nine months ended September 30, 2015 compared to the same period in 2014 as a result of increased hopper railcar shipments partially offset by decreased tank railcar shipments. During the first nine months of 2015, we shipped 6,973 railcars, including 2,588 railcars built for our lease fleet, compared to 5,901 railcars for the same period of 2014, including 2,067 railcars built for our lease fleet.
Manufacturing segment revenues for the three months ended September 30, 2015 included estimated revenues of $106.5 million relating to railcars built for our lease fleet compared to $143.7 million for the same period in 2014. This decrease in estimated revenues related to railcars built for our lease fleet was due to a lower quantity of tank railcars shipped for lease, partially offset by a higher quantity of hopper railcars shipped for lease. Manufacturing segment revenues for the nine months ended September 30, 2015 included estimated revenues of $314.0 million relating to railcars built for our lease fleet compared to $269.0 million for the same period in 2014. This increase in estimated revenues related to railcars built for our lease fleet was due to a higher quantity of hopper railcars shipped for lease, partially offset by a lower quantity of tank railcars shipped for lease. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 48.1% and 37.1% of our railcar shipments during the three and nine months ended September 30, 2015, respectively, compared to 51.9% and 35.0% of our railcar shipments during the same periods in 2014.
From time to time, we manufacture and sell railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, American Railcar Leasing LLC (ARL) and ARL's wholly-owned subsidiary, AEP Leasing LLC (AEP) (collectively, the IELP Entities) under long-term agreements as well as on a purchase order basis. Manufacturing segment revenues for the three and nine months ended September 30, 2015 included direct sales of railcars to the IELP Entities totaling $31.8 million and $208.9 million, respectively, compared to $58.4 million and $179.0 million for the same periods in 2014. In addition, we recorded $2.7 million and $8.6 million of revenue from ACF Industries LLC (ACF) for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF during the three and nine months ended September 30, 2015, respectively, compared to $4.3 million and $16.1 million for the same periods in 2014. Total manufacturing segment revenues from our affiliates represent 20.0% and 34.6% of our total consolidated revenues for the three and nine months ended September 30, 2015, respectively, compared to 38.5% and 33.5% for the same periods in 2014. ACF is also affiliated with Mr. Carl Icahn.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, decreased by $19.7 million for the three months ended September 30, 2015 compared to the same period in 2014. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $24.7 million for the three months ended September 30, 2015 compared to $44.0 million for the same period in 2014. The estimated profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Earnings from operations for our manufacturing segment increased by $3.0 million for the nine months ended September 30, 2015 compared to the same period in 2014. Estimated profit on railcars built for our lease fleet was $85.5 million for the nine months ended September 30, 2015 compared to $83.4 million for the same period in 2014.
Operating margin from our manufacturing segment decreased to 23.9% and 24.3% for the three and nine months ended September 30, 2015 compared to 27.5% and 25.4% for the same periods in 2014. These decreases were due to a higher mix of hopper railcars shipments, which generally sell at lower prices than tank railcars due to less material and labor content.
Railcar Leasing
Our railcar leasing segment revenues for the three and nine months ended September 30, 2015 increased by $13.8 million and $41.0 million, respectively, compared to the same periods in 2014. The increase in revenues was driven by an increase in railcars on lease with third parties.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $9.0 million and $27.1 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. This increase is primarily due to the growth in the number of railcars in our lease fleet.

Railcar Services
Our railcar services segment revenues increased by $1.4 million and $4.5 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase was primarily due to an increase in demand, a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our Brookhaven repair facility, as discussed above.
For the three and nine months ended September 30, 2015, our railcar services segment revenues included transactions with ARL totaling $5.4 million, or 3.1% of our total consolidated revenues, and $18.2 million, or 2.9% of our total consolidated revenues, for the three and nine months ended September 30, 2015, respectively, compared to $4.9 million, or 3.0% and $13.6 million, or 2.3% of our total consolidated revenues for the same periods in 2014.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, increased by $0.8 million and $2.2 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Operating margins for this segment increased to 18.4% and 18.3% for the three and nine months ended September 30, 2015, respectively, compared to 15.4% and 15.7% for the same periods in 2014. These increases are due to an increase in revenues, as discussed above, coupled with improved efficiencies and a favorable mix of work.
BACKLOG
We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of September 30, 2015, our total backlog was 7,936 railcars, of which 7,115 railcars with an estimated market value of $719.0 million were orders for direct sale and 821 railcars with an estimated market value of $79.1 million were orders for railcars that will be subject to lease. As of December 31, 2014, our total backlog was 11,732 railcars, of which 8,888 railcars with an estimated market value of $889.1 million were orders for direct sale and 2,844 railcars with an estimated market value of $334.1 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of September 30, 2015, approximately 89.7% of the total number of railcars in our backlog were railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period. Railcars for direct sale to our affiliates, the IELP Entities, accounted for 4.5% of the total number of railcars in our backlog as of September 30, 2015.
Railcars for Lease. As of September 30, 2015, approximately 10.3% of the total number of railcars in our backlog were for firm lease orders. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2015, we had net working capital of $218.3 million, including $129.0 million of cash and cash equivalents. As of September 30, 2015, we had $608.1 million of debt outstanding under an indenture entered into by our wholly-owned subsidiary.
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
The Notes were issued pursuant to an Indenture, dated January 29, 2015 (Indenture) between LLIII and U.S. Bank National Association, as indenture trustee (Indenture Trustee). The Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Pursuant to the terms of the Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of September 30, 2015, the liquidity reserve amount was $17.0 million, and included within 'Restricted cash' on the condensed consolidated balance sheets. Interest on the Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the Indenture. While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. If the Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest will accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date and the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
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
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$167,404	$111,661	$55,743
Investing activities	(235,604)	(198,112)	(37,492)
Financing activities	109,297	88,775	20,522
Effect of exchange rate changes on cash and cash equivalents	(223)	(123)	(100)
Increase in cash and cash equivalents	$40,874	$2,201	$38,673

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the nine months ended September 30, 2015 was $167.4 million compared to net cash provided by operating activities of $111.7 million for the same period in 2014. This increase was primarily due to increased earnings, as described above, and changes in various operating assets and liabilities, including income taxes receivable as well as accounts receivable, inventories, and accounts payable, due to the timing of shipments and customer payments.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the nine months ended September 30, 2015 was $235.6 million compared to $198.1 million in the same period in 2014. The increase was a result of higher spending on leased railcars and capital expenditures during the first nine months of 2015 compared to the same period in 2014, partially offset by a $2.0 million dividend from our Ohio joint venture.
Net Cash Provided By Financing Activities
Our net cash provided by financing activities for the nine months ended September 30, 2015 was $109.3 million compared to $88.8 million for the same period in 2014. The cash provided by financing activities during the first nine months of 2015 was a result of the $211.6 million in net proceeds that the Company received from the January 2015 lease fleet refinancing, as discussed above, partially offset by the related debt issuance costs of $5.3 million, an increase in the liquidity reserve of $9.8 million associated with the Notes, and repurchases of $49.4 million of shares of our common stock under a stock repurchase program (the Stock Repurchase Program), as described further below. The cash provided by financing activities during the first nine months of 2014 was a result of the $122.2 million in net proceeds that the Company received from the January 2014 lease fleet refinancing, partially offset by the related debt issuance costs of $2.4 million .
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
Capital expenditures for the nine months ended September 30, 2015 were $215.1 million for manufacturing railcars for lease to others and $26.4 million for capitalized projects that expand our business, maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2015 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services. We are reviewing the recently released tank railcar regulations in detail to assess their expected impact on our business and demand for our products and services. As a result of these regulations, we may need to adjust our capital expenditure plans.
Future Liquidity
Our current liquidity consists of our existing cash balance, anticipated cash flows from operations, and the remains of our net proceeds of $211.6 million received under LLIII's January 2015 Indenture. Given our strategic emphasis on growing our lease fleet and the capital required to manufacture railcars for lease for which we currently have firm orders, we currently expect to finance additional leased railcars in the near term. We expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the tank railcar regulations, the number of railcar orders we receive, our shipments and our production rates. Our future liquidity may also be impacted by the number of railcar orders we receive for lease versus direct sale. However, we believe we have a strong balance sheet with good borrowing capacity based on, among other things, our ability to use currently unencumbered railcars that have been added to our lease fleet over the past several months as collateral in any future financing transaction. As of September 30, 2015, we have unencumbered leased railcars with a market value of approximately $515 million that we could borrow against in the future. Consistent with financings of this type, we expect that any such financing would not provide us with funds equal to the full market value of these railcars. Further, we cannot guarantee that we will be successful in completing a financing on satisfactory terms, or at all.
Our long-term liquidity is contingent upon future operating performance, our wholly-owned leasing subsidiary's ability to continue to meet its financial covenants under the Indenture, our ability to satisfy covenants under any other future indebtedness we may enter into, and the ability to repay or refinance any such indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet, and to comply with the new tank railcar regulations. These capital requirements could be substantial.

Other potential projects, including possible strategic transactions that could complement and expand our business units, will be evaluated to determine if the project or opportunity is right for us. We anticipate that any future expansion of our business will be financed through existing resources, cash flow from operations, term debt associated directly with that project or other new financing. We cannot guarantee that we will be able to meet existing financial covenants or obtain term debt or other new financing on favorable terms, if at all. Our liquidity will be impacted to the extent additional stock repurchases are made under the stock repurchase program noted below.
Stock Repurchase Program
On July 28, 2015, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. Under the Stock Repurchase Program, 1,340,796 shares were repurchased, during the three and nine months ended September 30, 2015, at a cost of $51.3 million. Certain shares of stock repurchased during September 2015, totaling $1.8 million, were cash settled in October 2015 in accordance with normal settlement practices. We have repurchased 166,970 shares under our Stock Repurchase Program subsequent to September 30, 2015, at a cost of $6.1 million, resulting in 19,844,531 shares outstanding as of the date of this report.
Contractual Obligations and Contingencies
As of September 30, 2015, our outstanding debt increased to $608.1 million from $409.0 million as of December 31, 2014, in connection with the refinancing of the lease fleet financing facilities, resulting in increased borrowings under the Indenture, as discussed above. Refer to the status of other contingencies and contractual obligations in Notes 9 - 12 to the condensed consolidated financial statements. Other than the increase in our borrowings, our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Recent accounting pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory, which amends Accounting Standards Codification (ASC) Topic 330, Inventory. This ASU simplifies the accounting for inventory by requiring inventory to be measured at the lower of cost and net realizable value and eliminates options that currently exist for measuring inventory at market value. Market value was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. If the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss during the period in which it occurs. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. We present inventory at the lower of cost or market and when applicable we record reserves intended to reduce the carrying value of our inventory to its net realizable value. We do not expect a material impact to its consolidated financial statements upon adoption of this ASU.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the new standard, but do not, at this time, anticipate a material impact to the financial statements once implemented.
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
Changes in internal control over financial reporting
During the third quarter of 2015, our manufacturing and railcar leasing segments implemented a new enterprise resource planning (“ERP”) system which is expected to improve the efficiency of certain financial and related transaction processes. We currently expect that our railcar services segment will implement this ERP system at a later date. This implementation has resulted in business and operational changes. As a result, we have put additional controls in place that we believe serve to monitor and maintain appropriate internal controls over financial reporting.
There were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On October 24, 2014, we filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. (Gyansys). The complaint asserts a claim against Gyansys for breaching its contract with us to implement an ERP system. We seek to recover monetary damages in an amount still to be determined, but which we allege exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against us for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, we do not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. On September 9, 2015, the court denied our motion to dismiss the wrongful termination counterclaim.  However, we continue to believe that Gyansys' counterclaims lack merit and will continue to vigorously defend against these counterclaims. We cannot guarantee that our efforts to defend against the counterclaims will be successful or that we will be able to recover any monetary damages in connection with this lawsuit.

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
The North American railcar market has been, and we expect it to continue to be, highly cyclical resulting in volatility in demand for our products and services. Sales of our railcars and other products slowed in 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased beginning in 2011 and continuing through 2014 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011 through 2014. Though we have seen improvements in certain railcar markets in recent years, these improvements may or may not continue. Regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our customers, as well as retrofit and maintenance work to existing railcars. We are reviewing these regulations in detail to assess their expected impact on our business and demand for our products and services. We are investing capital and evaluating opportunities to further expand our manufacturing flexibility and repair capacity to address the anticipated needs of the industry resulting from the recently released regulations. We cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient to meet the demands of the industry resulting from these regulations. Nor can we assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders and shipments will track industry-wide trends. Similarly, we cannot assure you of the impact of the regulatory changes affecting the North American railcar industry or our business. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower lease volumes, increased downtime, reduced lease rates and decreased cash flow.
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
U.S. and Canadian regulatory authorities released new regulations related to tank railcar manufacturing and retrofitting standards on May 1, 2015. The regulations could materially impact the tank railcar manufacturing and retrofitting processes industry-wide, which could negatively affect the potential availability of certain critical components and raw materials including, in particular, steel. If we are unable to source critical components and raw materials such as steel in a timely manner and at reasonable cost, we may be unable to manufacture or retrofit railcars that comply with these recently released regulations and/or to take advantage of any increase in demand for our products and services as a result of these recently released regulations, and our business, financial condition and results of operations could be materially adversely affected.
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

Affiliates of Mr. Carl Icahn accounted for approximately 36.1%, 35.7% and 17.5% of our consolidated revenues in 2014, 2013 and 2012, respectively and 37.5% of our consolidated revenues during the three months ended September 30, 2015. This revenue is primarily attributable to the sale of railcars to ARL and AEP, which currently purchase all of their railcars from us, but are not required to do so in the future. This revenue is also attributable to railcar repairs and services provided to ARL, which are done on an ad hoc basis. Further, ARI is not the only provider of railcar repairs and services to ARL. This revenue is also generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have entered into a repair services and support agreement and license with ACF, under which we may provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we may, from time to time, purchase from and sell to ACF certain parts for railcars. To the extent our relationships with ARL, ACF or Mr. Carl Icahn change, our business, financial condition and results of operations could be materially adversely affected.
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
Mr. Carl Icahn currently controls approximately 60% of the voting power of our common stock, through IELP, and is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock.
As disclosed by a Schedule 13D filed on August 14, 2015, Mr. Carl Icahn and the Reporting Persons listed therein do not intend to sell their respective shares pursuant to our Stock Repurchase Program and, accordingly, the percentage of our shares beneficially owned by the Reporting Persons may increase during the Stock Repurchase Program, thus further increasing the control or influence of Mr. Carl Icahn over us.
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
Recent derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. For example, in April 2014, Transport Canada (TC), a federal department of the Canadian government that regulates rail transportation and safety within Canada, issued a protective order mandating that tank railcars with certain specifications must no longer transport certain designated dangerous goods, including certain flammable liquids, within Canada. Significantly, on May 1, 2015, TC and the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the U.S. Department of Transportation released rules related to rail transport of certain flammable liquids. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted.
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
The market price for our common stock has varied between a high closing sales price of $82.22 per share and a low closing sales price of $33.56 per share in the past twenty-four months as of September 30, 2015. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, we cannot assure this will occur. Further, short-term stock price fluctuations could reduce the program's effectiveness. Under the Stock Repurchase Program, 1,340,796 shares were repurchased, during the three and nine months ended September 30, 2015, at a cost of $51.3 million. As of the date of this report, we have 19,844,531 shares outstanding reflective of additional shares repurchased under our Stock Repurchase Program subsequent to the date of this report.
Repurchases pursuant to our Stock Repurchase Program could also impact the relative percentage interests of our stockholders and could cause a stockholder to become subject to additional reporting requirements under SEC rules and regulations or allow a stockholder to exert additional control over us.
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
During the third quarter of 2015, we implemented an ERP system for our manufacturing, railcar leasing and corporate segments that supports substantially all of our operating and financial functions. We currently expect that our railcar services segment will implement this ERP system at a later date. We experienced delays with this project and have terminated and filed suit against a systems implementer we hired to implement this system. Although we hired a new systems implementer and the project is substantially complete, we could experience unforeseen issues, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem with our railcar services segment, if encountered, could negatively impact our business by disrupting our operations and by extending the period of time during which we are relying on less robust systems. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.
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
As of September 30, 2015, our total debt was $608.1 million, consisting of borrowings under an indenture entered into by our wholly-owned subsidiary, LLIII.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. No triggering events occurred in 2014, or during the three months ended September 30, 2015, to cause concern that our long-lived assets or goodwill would be impaired. We perform an annual goodwill impairment test as of March 1 of each year. As discussed in Note 6 of our condensed consolidated financial statements, no goodwill impairment loss was noted in 2014 or 2015. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
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
Sales of substantial amounts of our common stock, or the perception that these sales may occur, may materially adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. Of our outstanding shares of common stock, currently approximately 60% are beneficially owned by Mr. Carl Icahn, our principal beneficial stockholder through IELP.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended September 30, 2015:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2015 through July 31, 2015	—	$—	—	$250,000,000
August 1, 2015 through August 31, 2015	617,547	$38.68	617,547	$226,116,136
September 1, 2015 through September 30, 2015	723,249	$37.89	723,249	$198,714,732
Total	1,340,796		1,340,796

(1)
On July 28, 2015, the Company's board of directors authorized the Stock Repurchase Program pursuant to which the Company may, from time to time, repurchase up to $250.0 million of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed.

(2)	We repurchased 166,970 shares under our Stock Repurchase Program subsequent to September 30, 2015, at a cost of $6.1 million, resulting in 19,844,531 shares outstanding as of November 2, 2015.
ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	November 3, 2015	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Chief Executive Officer

		By:	/s/ Umesh Choksi
Umesh Choksi, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith