Form 10-K
period 2015-12-31
American Railcar Industries, Inc.
filed 2016-02-23
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $460 million, based on the closing sales price of $48.64 per share of such stock on The NASDAQ Global Select Market on June 30, 2015.
As of February 19, 2016, as reported on the NASDAQ Global Select Market, there were 19,683,446 shares of common stock, par value $0.01 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's 2016 annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended December 31, 2015 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our industry and markets, our strategic objectives and long-term strategies, the potential impact of regulatory developments, anticipated customer demand for our products and services, trends relating to our revenues and shipments, expectations regarding the performance of our business segments, trends related to shipments for direct sale versus lease, our results of operations, financial condition and the sufficiency of our capital resources, statements regarding our projects to expand our manufacturing flexibility and repair capacity, statements regarding our capital expenditure plans, short- and long-term liquidity needs, ability to service our current debt obligations and future financing plans, our Stock Repurchase Program, anticipated benefits regarding the growth of our leasing business, statements regarding the mix of railcars in our lease fleet and our lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our backlog, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	our prospects in light of the cyclical nature of our business;

•	the health of and prospects for the overall railcar industry;

•	the risk of being unable to market or remarket railcars for sale or lease at favorable prices or on favorable terms or at all;

•	fluctuations in commodity prices, including oil and gas;

•	risks relating to the overall railcar industry's implementation of United States and Canadian regulations related to the transportation of flammable liquids by rail released on May 1, 2015;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders;

•	our ability to manage overhead and variations in production rates;

•	our ability to recruit, retain and train adequate numbers of qualified personnel;

•	the impact of any economic downturn, adverse market conditions or restricted credit markets;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the ongoing risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to support the growth of our lease fleet;

•	the impact of repurchases pursuant to our Stock Repurchase Program on our current liquidity and the ownership percentage of our principal beneficial stockholder through IELP, Mr. Carl Icahn;

•	the impact, costs and expenses of any litigation we may be subject to now or in the future;

•	the risks associated with ongoing compliance with environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the conversion of our railcar backlog into revenues equal to our reported estimated backlog value;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production at our joint ventures;

•	the risks and impact associated with any potential joint ventures, acquisitions, dispositions or new business endeavors;

•	the implementation, integration with other systems and ongoing management of our new enterprise resource planning system; and

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.

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

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K
PART I
Item 1: Business
INTRODUCTION
American Railcar Industries, Inc. (ARI) is one of the leading North American designers and manufacturers of hopper and tank railcars. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services. Financial information about our business segments for the years ended December 31, 2015, 2014 and 2013 is set forth in Note 20 of our consolidated financial statements. Unless the context otherwise requires, references to “our company,” “the Company”, “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.
Our primary customers include shippers, leasing companies, industrial companies, and Class I railroads. In servicing this customer base, we believe our comprehensive railcar service offerings and our railcar components manufacturing business help us to further penetrate the general railcar manufacturing market. Additionally, we offer our customers the opportunity to lease railcars. This breadth of product and service offerings provides us with opportunities to partner with our customers to improve our products and services and enhance the value of our offerings.
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
Our operations include eight manufacturing plants that fabricate and assemble raw materials, mainly steel, into railcars, railcar components and industrial components; seven railcar repair plants; and thirteen mobile repair (mobile units) and mini repair shop (mini shop) locations. Our railcar services business includes railcar repair and maintenance, painting, lining, cleaning, inspections, engineering support and field services. In addition, we have used in the past, and plan to use in the future, our manufacturing facilities to perform certain repair projects. See Item 2 “Properties” for further discussion of our properties.
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

We have several different railcar types in our hopper family that target specific customers and specific commodities, including plastic pellets, grain, industrial and food grade starches and flours, cement, sand, clays, heavy ore minerals, and corrosive chemicals. Our hopper railcars are specifically designed for shipping a variety of dry bulk products, from light density products, such as plastic pellets, to high-density products, such as cement and sand. Depending upon customer requirements, they can operate in a gravity, positive pressure or vacuum pneumatic unloading environment. CenterFlow® and other lines of hopper railcars provide protection for a wide range of dry bulk products and enhance the associated loading, unloading and cleaning processes. Improvements include enhanced designs of the shape of the railcars, underframes, outlet mounting frames, loading hatches, discharge outlets and rotary-dump, which enhance the cargo loading and unloading processes.
Tank railcars
We manufacture pressure and non-pressure tank railcars at our Marmaduke plant. Our tank railcars are designed to transport a variety of commodities including petroleum products, ethanol, asphalt, chemicals, vegetable oil, corn syrup and other food products. Our pressure tank railcars transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Our pressure tank railcars feature a thicker pressure retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that provides improved drainage. Many of our tank railcars feature coils that can be steam-heated to decrease cargo viscosity, which speeds unloading. We can alter the design of our tank railcars to address specific customer or regulatory requirements and we can also apply linings to tank railcars.
Other railcar types
We have the ability to produce many other railcar types as demand may dictate.
Component manufacturing
In addition to manufacturing railcars, we also manufacture custom and standard railcar components. Our products include discharge outlets for hopper railcars, tank railcar components and valves, tank heads, manway covers, wheel pair sets, underframes, outlet components and running boards for industrial and railroad customers and hitches for the intermodal market. We use these components in our own railcar manufacturing and sell certain of these products to third parties.
We also manufacture aluminum and special alloy steel castings that we sell primarily to industrial customers. These products include castings for the trucking, construction, mining and oil and gas exploration markets, as well as finished, machined castings and other custom machined products.
Consulting and license agreements
In January 2013, we entered into a purchasing and engineering services agreement and license with ACF Industries, LLC (ACF), an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. Under this agreement, we provide purchasing and engineering support to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we provide certain intellectual property related to tank railcars required to manufacture and sell such tank railcars. In November 2015, ARI and ACF amended this agreement to, among other things, extend the termination date from December 31, 2015 to December 31, 2016, subject to certain early termination events.
Railcar Leasing
Customers may lease our hopper and tank railcars through various leasing options, including full service leases. Maintenance of leased railcars can be provided, in part, through our railcar repair and refurbishment facilities. The terms of our railcar leases generally range from 5 to 10 years and generally provide for fixed monthly rentals. As of December 31, 2015, we had 10,362 railcars in our lease fleet, all of which were under lease.
Railcar Services
Our railcar services segment focuses on railcar repair, engineering and field services. Our primary customers for services provided by this group are leasing companies and shippers of specialty hopper and tank railcars. Our railcar services segment provides us with insight into our customers' railcar needs, which we use to improve service and product offerings across all our business segments.

Repair services
This component of our business includes both our full service repair and refurbishment plants and our light service repair plants, which are strategically located to serve our customers. Our full service repair plants have full cleaning, interior and exterior coating, repair / rebuilding, non-destructive testing and engineering capabilities for a variety of railcar types. Our light repair plants provide a focused offering to specific areas. We have the capacity to handle large reassignment projects, heavy wreck repair, and conversions to make, or keep, railcars compliant with regulations, as well as many other customer requirements.
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
Consulting and license agreements
In April 2015, we entered into a repair services and support agreement with ACF. Under this agreement, we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services (Repair Services). Additionally, we provide a non-exclusive and non-assignable license of certain intellectual property related to the Repair Services for railcars.
SALES AND MARKETING
We sell and market our products and services in North America. American Railcar Leasing, LLC (ARL) markets our railcars for sale or lease and acts as our manager to lease railcars on our behalf for a fee. ARL is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. We sell our component products and railcar services through ARI's sales and marketing staff, including sales representatives. Certain of our component products are sold directly to customers via catalogs and the Internet through which our customers have access to our railcar and industrial components. Our marketing activities include commodity and industry based market research and analyses, advertising via electronic and print publications, participation in trade shows and industry forums and distribution of sales literature and marketing materials.
From time to time, we manufacture and sell our products and services to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, ARL and ARL's wholly-owned subsidiary, AEP Leasing LLC (AEP) (collectively with ARL, the IELP Entities). In 2015, our top three customers, the IELP Entities, Chevron Phillips Chemical Company, LLC, and Equistar Chemicals, LP, accounted for approximately 32.0%, 9.0% and 7.5% of our consolidated revenues, respectively. In 2015, sales to our top ten customers accounted for approximately 73.8% of our consolidated revenues.
See Note 20 of our consolidated financial statements for geographical information concerning the sales of our products and services, as well as other sales concentration information.
BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of December 31, 2015, our total backlog was 7,081 railcars, of which 5,629 railcars with an estimated value of $550.1 million were orders for direct sale and 1,452 railcars with an estimated market value of $144.7 million were orders for railcars that will be subject to lease. Approximately 70% of the railcars in our backlog are expected to be delivered during 2016, of which 55% are for direct sale and 15% are for lease. All of our backlog as of December 31, 2015 related to railcars for non-affiliated customers. As of December 31, 2014, our total backlog was 11,732 railcars, of which 8,888 railcars with an estimated value of $889.1 million were orders for direct sale and 2,844 railcars with an estimated market value of $334.1 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of December 31, 2015, approximately 79.5% of the total number of railcars in our backlog were railcars for direct sale. Estimated market value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.
Railcars for Lease. As of December 31, 2015, approximately 20.5% of the total number of railcars in our backlog were for lease, subject to firm orders. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar as if it had been sold to a third party. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.

The following table shows our reported railcar backlog and estimated future revenue value attributable to such backlog at the end of the periods shown. The reported backlog includes railcars relating to purchase or lease obligations based upon an assumed mix.

	2015	2014
Railcar backlog at January 1	11,732	8,560
New railcars delivered	(8,903)	(8,018)
New railcar orders	4,252	11,190
Railcar backlog at December 31	7,081	11,732
Estimated railcar backlog value at end of period (in thousands) (1)	$694,878	$1,223,133

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
The cost of raw materials and railcar components represents a significant amount of the direct manufacturing costs of our railcar product lines. Our railcar manufacturing contracts generally contain provisions for price adjustments that track fluctuations in the prices of certain raw materials and railcar components, including steel, so that increases in our manufacturing costs caused by increases in the prices of these raw materials and components are passed on to our customers. Conversely, if the price of those materials or components decreases, a discount is applied to reflect the decrease in cost.
In 2015, our top three suppliers accounted for approximately 39.4% of the total materials that we purchased and our top ten suppliers accounted for approximately 65.6% of the total materials that we purchased.
U.S. and Canadian regulatory authorities released regulations related to tank railcar manufacturing and retrofitting standards on May 1, 2015. The regulations could materially impact the tank railcar manufacturing and retrofitting processes industry-wide, which could negatively affect the potential availability of certain critical components and raw materials including, in particular, steel.
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
We also experience intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of our significant customers and affiliates, including ARL, though provisions in our railcar management contracts with ARL require ARL to treat our railcars consistent with generally accepted industry standards and to adhere to standards of conduct which are at least equal to the efforts used by ARL in its management of its own and other customers’ railcars. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our railcar leasing business and with other leasing companies.
Our competition for the sale of railcar components includes our competitors in the railcar manufacturing market, as well as a concentrated group of companies whose primary business focus is the production of one or more specialty components. We compete with numerous companies in our railcar services businesses, ranging from companies with greater resources than we have to small, local companies.
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
EMPLOYEES
As of December 31, 2015, we had 2,407 full-time employees in various locations throughout the United States and Canada, of which approximately 7.3% were party to domestic collective bargaining agreements at two of our repair facilities and at our Texas manufacturing facility.
REGULATION
The industries in which we operate are subject to extensive regulation by various governmental, regulatory and industry authorities and by federal, state, local and foreign authorities. The primary regulatory and industry authorities involved in the regulation of the railcar industry in the U.S. and Canada are the Federal Railroad Administration (FRA), the Association of American Railroads (AAR), U.S. Department of Transportation (USDOT) and Transport Canada (TC). The FRA administers and enforces U.S. Federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for railcars and other rail equipment used in interstate commerce. The AAR promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar manufacturers and component manufacturers that provide equipment for use on railroads in the U.S. New products must generally undergo AAR testing and approval processes. Because of these regulations, we must maintain certifications with the AAR as a railcar manufacturer, and products that we sell must meet AAR and FRA standards. We must comply with the rules of the USDOT and we are subject to oversight by TC that also requires compliance.

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
Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe we will incur material costs in connection with any activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of any additional investigation or remediation activities relating to these properties that may be required.
We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our financial condition or results of operations.
Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could materially adversely affect our business, financial condition or results of operations. In addition, we have historically conducted investigation and remediation activities at properties that we own to address past contamination. To date, such costs have not been material. Although we believe we have satisfactorily addressed all known material contamination through our remediation activities, there can be no assurance that these activities have addressed all past contamination. The discovery of past contamination or the release of hazardous substances into the environment at our current or formerly owned or operated facilities could require us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our businesses.
ADDITIONAL INFORMATION
Our principal executive offices are located at 100 Clark Street, St. Charles, Missouri, 63301, our telephone number is (636) 940–6000. We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may find a copy of these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. These materials may also be accessed through the SEC's website sec.gov. Copies of our annual, quarterly and current reports, Audit Committee Charter, Code of Business Conduct and Code of Ethics for Senior Financial Officers are available on our website americanrailcar.com or free of charge by contacting our Investor Relations Department at American Railcar Industries, Inc., 100 Clark Street, St. Charles, Missouri, 63301.
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
The North American railcar market has been, and we expect it to continue to be, highly cyclical resulting in volatility in demand for our products and services. Sales of our railcars and other products slowed in 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased beginning in 2011 and continuing through 2014 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011 through 2014. The railcar industry reached a record backlog level at December, 31, 2014, and orders have since slowed in 2015. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower lease volumes, increased downtime, reduced lease rates and decreased cash flow.
Regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our customers, as well as retrofit and maintenance work to existing railcars. In response to current regulations, we continue to invest capital and evaluate opportunities to further expand our manufacturing flexibility and repair capacity to address the needs of the industry. We cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient to meet the demands of the industry. Nor can we assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders and shipments will track industry-wide trends. Similarly, we cannot assure you of the impact of the regulatory changes affecting the North American railcar industry or our business.
Currently, we estimate that approximately 70% of our December 31, 2015 backlog will be shipped during 2016. Our failure to obtain new orders could materially adversely affect our business, financial condition and results of operations. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services. For example, a change in environmental regulations, oil prices, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could reduce demand for railcars in the energy transportation industry. If we fail to manage our overhead costs and variations in production rates, our business could suffer.
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
Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of other economic factors that are beyond our control. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (OPEC), have contributed, and are likely to continue to contribute, to price and volume volatility. Most recently, the increasing global supply of oil in conjunction with weakening demand from slowing economic growth in Europe and Asia has created downward pressure on crude oil prices. Changes in environmental or governmental regulations, pipeline capacity, the price of crude oil and gas and related products and other factors have reduced, and may continue to reduce demand for railcars in the energy transportation industry, including our primary railcar products, and have a material adverse effect on our financial condition and results of operations.
We may be unable to re-market railcars from expiring leases on favorable terms, which could adversely affect our business, financial condition and results of operations.
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could have a material adverse effect on our business, financial condition and results of operations. Our ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, the availability in the market of other used or new railcars, and changes in applicable regulations that may impact continued use of older railcars.

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
We face intense competition in all geographic markets and in each area of our business. In our railcar manufacturing business we have five primary competitors. Any of these competitors may, from time to time, have greater resources than we do. Our current competitors have increased and may continue to increase their capacity in, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars for both direct sale and lease. If we produce any type of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type. Further, new competitors, or alliances among existing competitors, may emerge in the railcar or industrial components industries and rapidly gain market share. Customer selection of railcars for purchase or for lease may be driven by technological or price factors, and our competitors may provide or be able to provide more technologically advanced railcars or more attractive pricing and/or lease rates than we can provide. Such competitive factors may adversely affect our sales, utilization and/or lease rates, and consequently our revenues.
We also have intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of our significant customers, including our affiliate, ARL. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our railcar leasing business and with leasing companies. In connection with the re-leasing of railcars, we may encounter competition from, among other things, other railcars managed by ARL and other competitor railcar leasing companies.
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
The variable needs of our railcar customers, the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale, all may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly and annual results.
Revenue from railcars for direct sale comprised approximately 73.6%, 73.7% and 79.5% of our total consolidated revenues in 2015, 2014 and 2013, respectively. Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that may vary greatly quarter to quarter and year to year. In addition, because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determines when we record the revenues associated with our railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our shipment and production schedules, which could materially adversely affect our business, financial condition and results of operations.
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
During periods of volatility in the global financial markets, certain of our customers could delay or otherwise reduce their purchases of railcars and other products and services. If volatile conditions in the global credit markets prevent our customers' access to credit, order volumes may decrease or customers may default on payments owed to us. Some of the end users of our railcars acquire them through leasing arrangements with our leasing company customers. Economic conditions that result in higher interest rates may result in stricter borrowing conditions that could increase the cost of, or potentially deter, new leasing arrangements. These factors may cause our customers to purchase or lease fewer railcars, which could materially adversely affect our business, financial condition and results of operations.
The railcars in our lease fleet consist of tank railcars and hopper railcars. The lessees of such types of railcars have historically been concentrated for use in certain industries and for certain products and our lessees generally reflect such industry and product concentrations. Consequently, any significant economic downturn in these industries or product markets could have a material adverse effect on the creditworthiness of the lessees and on the ability of such lessees to perform under the leases, which may impact our ability to re-lease railcars to those lessees or to other potential lessees with a need for railcars of the types we operate, reduce our revenue, divert management's attention or limit our ability to further attract financing to add liquidity in the future.
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
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our revenue in any given year. For example, our top ten customers represented approximately 73.8%, 75.4% and 81.2% of our total consolidated revenues in 2015, 2014 and 2013, respectively. Moreover, our top three customers accounted for approximately 48.5%, 54.5% and 64.2% of our total consolidated revenues in 2015, 2014 and 2013, respectively. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could materially adversely affect our business, financial condition and results of operations. If one of our significant customers was unable to pay due to financial condition, it could materially adversely affect our business, financial condition and results of operations.
The cost of raw materials and components that we use in our manufacturing operations, particularly steel, is subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials could materially adversely affect our business, financial condition and results of operations.
The cost of raw materials, including steel, and components used in the production of our railcars, represents a significant amount of our direct manufacturing costs per railcar. We generally include provisions in our railcar manufacturing contracts that allow us to adjust prices as a result of increases and decreases in the cost of certain raw materials and components. The number of customers to which we are not able to pass on price increases may increase in the future, which could adversely affect our operating margins and cash flows. If we are not able to pass on price increases to our customers, we may lose railcar orders or enter into contracts with less favorable contract terms, any of which could materially adversely affect our business, financial condition and results of operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars or our railcar or industrial components, could materially adversely affect our business, financial condition and results of operations. Such price increases could reduce demand for our railcars or component products. Deliveries of raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.

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
In 2015, our top three suppliers accounted for approximately 39.4% of the total materials that we purchased and our top ten suppliers accounted for approximately 65.6% of the total materials that we purchased. If any of our significant suppliers of raw materials and components were to shut down operations, our business and financial results could be materially adversely affected as we may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.
Companies affiliated with Mr. Carl Icahn are important to our business.
We manufacture railcars and railcar components for and provide railcar services to companies affiliated with Mr. Carl Icahn, our principal beneficial stockholder through IELP. We are currently subject to agreements, and may enter into additional agreements, with certain of these affiliates that are important to our business. To the extent our relationships with affiliates of Mr. Carl Icahn change due to the sale of his interest in us, such affiliates or otherwise, our business, financial condition and results of operations could be materially adversely affected.
Affiliates of Mr. Carl Icahn accounted for approximately 33.1%, 36.1% and 35.7% of our consolidated revenues in 2015, 2014 and 2013, respectively. This revenue is primarily attributable to the sale of railcars to ARL and AEP, which currently purchase all of their railcars from us, but are not required to do so in the future. As of December 31, 2015, we did not have any orders in our backlog from ARL or AEP. This revenue is also attributable to railcar repairs and services provided to ARL, which are done on an ad hoc basis. However, ARI is not the only provider of railcar repairs and services to ARL. This revenue is also generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have entered into a repair services and support agreement and license with ACF, under which we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we from time to time, purchase from and sell to ACF certain parts for railcars. To the extent our relationships with ARL, ACF or Mr. Carl Icahn change, our business, financial condition and results of operations could be materially adversely affected.
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
Mr. Carl Icahn currently controls approximately 60% of the voting power of our common stock, through IELP, and is able to control or exert substantial influence over us, including controlling the election of our directors and most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, or a significant amount of our assets, which could adversely affect the market price of our stock.
As disclosed by a Schedule 13D filed on August 14, 2015, Mr. Carl Icahn and the Reporting Persons listed therein do not intend to sell their respective shares pursuant to our Stock Repurchase Program and, accordingly, the percentage of our shares beneficially owned by the Reporting Persons has increased and may continue to increase during the Stock Repurchase Program, thus further increasing Mr. Carl Icahn's control and influence over us.
Mr. Carl Icahn owns, controls and has an interest in a wide array of companies, some of which, such as ARL, AEP and ACF as described above, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ARL competes directly with us and with some of our customers in the railcar leasing business. ACF has also previously manufactured railcars for us and under a purchasing and engineering services agreement and license has been manufacturing and selling tank railcars with engineering, purchasing and design support from us. Mr. Carl Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be in competition with or complementary to our business. Our articles of incorporation allow Mr. Carl Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us, Mr. Carl Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or you.
Our investment in our lease fleet may use significant amounts of cash, which may require us to secure additional capital and we may be unable to arrange capital on favorable terms, or at all.
We use existing cash and cash generated through lease fleet financings to manufacture railcars we lease to customers, while cash from lease revenues is received over the term of the applicable lease. Depending upon the number of railcars that we lease and the amount of cash used in other operations, our cash balances and our availability under any of our lease fleet financings could be depleted, requiring us to seek additional capital. Our inability to secure additional capital, on commercially reasonable terms, or at all, may limit our ability to support operations, maintain or expand our existing business, or take advantage of new business opportunities. We could also experience defaults on leases that could further constrain cash, impact our ability to re-lease railcars, reduce our revenues, divert management's attention or limit our ability to further attract financing to add liquidity in the future.
Changes in legal and regulatory requirements applicable to the industries in which we operate may adversely impact our business, financial condition and results of operations.
Recent derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. On May 1, 2015, TC and the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the U.S. Department of Transportation released rules related to rail transport of certain flammable liquids that, among other things, imposes a new tank car design standard, a phase out by as early as January 2018 for older DOT-111 cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted. For example, additional laws and regulations have been proposed or adopted that may have a significant impact on railroad operations, including the implementation of “positive train control” (PTC) requirements. PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop certain types of train accidents.
We are unable to predict what impact these or other regulatory changes may have, if any, on our business or the industry as a whole. These rules and the industry’s responsiveness in complying with these rules may materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. As a result of such regulations, certain of our railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, our business, financial condition and results of operations could be materially adversely affected if we are unable to adapt our business to changing regulations or railroad standards, source critical components and raw materials such as steel in a timely manner and at reasonable cost, or at all, and/or take advantage of any increase in demand for our products and services. We cannot assure that costs incurred to comply with any new standards and regulations, including those released by PHMSA and TC, will not be material to our business, financial condition or results of operations.
The May 2015 rules also include new operational requirements such as speed restrictions. The speed restrictions may have an adverse impact on demand for tank railcars or other types of freight railcars. While rail velocity is affected by many factors including general economic conditions, and has increased since the adoption of the regulations, in some circumstances the specific velocity restrictions imposed by the regulations may significantly reduce overall velocity on congested rail networks. This in turn could lead to an increase in the cost of rail freight transportation and impact availability, making rail less competitive compared to alternative modes of freight transportation. It could also lead to reduced demand for our products as railroads limit additional equipment on their lines.
Train derailments or other accidents involving our products could subject us to legal claims that may adversely impact our business, financial condition and results of operations.
We manufacture railcars for our customers to transport a variety of commodities, including railcars that transport hazardous materials such as crude oil and other petroleum products. We also manufacture railcar components, as well as industrial components for use in several markets, including the trucking, construction, mining and oil and gas exploration markets. We could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a train derailment or other accident involving our products or services. If we become subject to any such claims and are unable successfully to resolve them, our business, financial condition and results of operations could be materially adversely affected.
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
We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. In particular, railcars we manufacture and lease will be used in a variety of manners, which may include carrying hazardous, flammable, and/or corrosive materials. Such railcars, as well as our railcar and industrial components, will, therefore, be subject to risks of breakdowns, malfunctions, casualty and other negative events and it is possible that claims for personal injury, loss of life, property damage, business losses and other liability arising out of these or other types of incidents will be made against us. Additionally, in our normal course of business from time to time we enter into contracts with third parties that may lead to contractual disputes. Adverse outcomes in some or all of these matters could result in judgments against us for significant monetary damages that could increase our costs and weaken our financial condition. We seek contractual recourse and indemnification in the ordinary course of business, maintain reserves for reasonably estimable liabilities, and purchase liability insurance at coverage levels based upon commercial norms in our industries in an effort to mitigate our liability exposure. Nevertheless, our reserves may be inadequate to cover the uninsured portion of claims or judgments. Any such claims or judgments could materially adversely affect our business, financial condition and results of operations. The nature of our businesses and assets expose us to the potential for claims and litigation related to personal injury, property damage, environmental claims, regulatory claims, contractual disputes and various other matters.
The success of our railcar leasing business is dependent, in part, on our lessees performing their obligations.
The ability of each lessee to perform its obligations under a lease will depend primarily on such lessee's financial condition, as well as other various factors. The financial condition of a lessee may be affected by various factors beyond our control, including, but not limited to, competition, operating costs, general economic conditions and environmental and other governmental regulation of or affecting the lessee's industry. High default rates on leases could increase the portion of railcars that may need to be remarketed after they are repossessed from defaulting lessees, impact our ability to re-lease railcars to lessees, reduce our revenues, divert management's attention or limit our ability to further attract financing to add liquidity in the future. There can be no assurance that the historical default experience with respect to our lease fleet will continue in the future.
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
The industries in which we operate are subject to extensive regulation by governmental, regulatory and industry authorities and by federal, state, local and foreign agencies. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. Despite our intention to comply with these laws and regulations, we cannot guarantee that we will be able to do so at all times and compliance may prove to be more costly and limiting than we currently anticipate and compliance requirements could increase in future years. These laws and regulations are complex, change frequently and may become more stringent over time, which could impact our business, financial condition, results of operations and ability to access capital. If we fail to comply with the requirements and regulations of these agencies that impact our manufacturing, other processes and reporting requirements, we may face sanctions and penalties that could materially adversely affect our business, financial condition, results of operations and ability to access capital.
Uncertainty surrounding acceptance of our new product offerings by our customers, and costs associated with those new offerings, could materially adversely affect our business.
Our strategy depends in part on our continued development and sale of new products, particularly new railcar designs, in order to expand or maintain our market share in our current and new markets. Any new or modified product design that we develop may not gain widespread acceptance in the marketplace and any such product may not be able to compete successfully with existing or new product designs that our competitors may have. Furthermore, we may experience significant initial costs of production of new products, particularly railcar products, related to training, labor and operating inefficiencies. To the extent that the total costs of production significantly exceed our anticipated costs of production, we may incur losses on the sale of any new products.
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
Our failure to complete capital expenditure projects on time and within budget, or the failure of these projects to operate as anticipated could materially adversely affect our business, financial condition and results of operations.
Our capital expenditure projects are subject to a number of risks and contingencies over which we may have little control and that may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once completed. If these capital expenditure projects do not achieve the results anticipated, we may not be able to satisfy our operational goals on a timely basis, if at all. If we are unable to complete such capital expenditure projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated, our business, financial condition and results of operations could be materially adversely affected.
Our relationships with our joint ventures could be unsuccessful, which could materially adversely affect our business.
We have entered into joint venture agreements with other companies to increase our sourcing alternatives and reduce costs. We also may seek to expand our relationships or enter into new agreements with other companies. In addition, we may experience managerial or other conflicts with our joint venture partners. If our joint venture partners are unable to fulfill their contractual obligations or if these relationships are otherwise not successful in the future, our manufacturing costs could increase, we could encounter production disruptions, growth opportunities could fail to materialize, or we could be required to fund such joint ventures in amounts significantly greater than initially anticipated, any of which could materially adversely affect our business, financial condition and results of operations.
If any of our joint ventures generate significant losses, it could adversely affect our results of operations. For example, if our Axis joint venture is unable to operate as anticipated, incurs significant losses or otherwise is unable to honor its obligation to us under the Axis loan, our financial results or financial position could be materially adversely affected.
We may pursue strategic opportunities, including new joint ventures, acquisitions, new business endeavors or the sale of all or a portion of our business or assets, that involve inherent risks, any of which may cause us not to realize anticipated benefits and we may have difficulty integrating the operations of any joint ventures that we form, companies that we acquire or new business endeavors, which could materially adversely affect our results of operations.
We may not be able to successfully identify suitable joint venture, acquisition, new business endeavor or sale opportunities or complete any particular joint venture, acquisition, business combination, new business endeavor, sale, or other transaction on acceptable terms. Our identification of suitable joint venture opportunities, acquisition candidates, new business endeavors or buyers and the integration of new and acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes their effects on our business, diversion of our management's attention and risks associated with unanticipated problems or unforeseen liabilities. These issues may require significant financial resources that could otherwise be used for the ongoing development of our current operations.
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent we pursue opportunities internationally or in new markets where we do not have significant experience. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition or sale candidates. Any of these items could adversely affect our results of operations.
Our failure to identify suitable joint ventures, acquisition opportunities, new business endeavors or sales may restrict our ability to grow our business. If we are successful in pursuing such opportunities, we may be required to expend significant funds, incur additional debt, issue additional securities or sell our business or assets, which could materially adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds, incur additional debt or dispense with assets or stock, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures.

The price of our common stock is subject to volatility.
The market price for our common stock has varied between a high closing sales price of $82.22 per share and a low closing sales price of $33.56 per share in the past twenty-four months as of December 31, 2015. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
Other factors that could cause our stock's price to fluctuate could be actual or anticipated variations in our or our competitors' quarterly or annual financial results or other significant press releases from our competitors, financial results failing to meet expectations of analysts or investors, including the level of our backlog and number of orders received during the period, changes in securities analysts' estimates of our future performance or of that of our competitors and the general health and outlook of our industry.
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
Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, we cannot assure this will occur. Further, short-term stock price fluctuations could reduce the program's effectiveness. Under the Stock Repurchase Program, 1,507,766 shares were repurchased during 2015, at a cost of $57.4 million. As of February 19, 2016, we had 19,683,446 shares outstanding reflective of additional shares repurchased under our Stock Repurchase Program subsequent to December 31, 2015.
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
During the third quarter of 2015, we implemented an ERP system for our manufacturing, railcar leasing and corporate segments that supports substantially all of our operating and financial functions. We currently expect that our railcar services segment will implement this ERP system during 2016. We experienced delays with this project and have terminated and filed suit against a systems implementer we previously hired to implement this system. Although we hired a new systems implementer and the ERP system has been implemented for our manufacturing, railcar leasing and corporate segments, we could experience unforeseen issues during our implementation of this ERP system at our railcar services segment, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem with our railcar services segment, if encountered, could negatively impact our business by disrupting our operations and by extending the period of time during which we are relying on less robust systems. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.

Some of our railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our other employees in the future could materially adversely affect our operations.
As of December 31, 2015, the employees at our sites that were party to collective bargaining agreements represent, in the aggregate, approximately 7.3% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize our railcar manufacturing employees or employees at our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
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
As of December 31, 2015 and the date of this report, our total debt was $701.6 million and $601.8 million, respectively, consisting of borrowings under our lease fleet financings. In February 2016, we repaid amounts outstanding under our revolving loan in full and as of the date of this report, we have borrowing availability of $200.0 million under this facility.
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
Our inability to comply with covenants in place or our inability to make the required principal and interest payments may cause an event of default, which could have a substantial adverse impact to our business, financial condition and results of operation. In the event of a default on our lease fleet financings, the debtors may foreclose on all or a portion of the fleet of railcars and related leases used to secure the financing. Such foreclosure, if a significant number of railcars or related leases are affected, could result in the loss of a significant amount of our assets and adversely affect revenues.
Our wholly-owned subsidiary, Longtrain Leasing III, LLC's (LLIII), lease fleet financing is an obligation of LLIII, is generally non-recourse to ARI, and is secured by a first lien on the subject assets of LLIII consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions.

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
We may not be able to generate sufficient cash flow to service our obligations and we may not be able to refinance our indebtedness on commercially reasonable terms, or at all.
Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures, strategic transactions, joint venture capital requirements or expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Our business may not be able to generate sufficient cash flow from operations and there can be no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs, or at all. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and we cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We might have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be implemented on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing and to do so on commercially reasonable terms will depend on our financial condition at the time, restrictions in any agreements governing our indebtedness and other factors, including the condition of the financial markets and the railcar industry.
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
Certain real property we acquired from ACF in 1994 had been involved in investigation and remediation activities to address contamination both before and after their transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe we will incur material costs in connection with activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of any additional investigation or remediation activities relating to these properties that may be required. These additional costs could be material or could interfere with the operation of our business. Any environmental liabilities we may incur that are not covered by adequate insurance or indemnification will also increase our costs and have a negative impact on our profitability.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 3 and Note 9 of our consolidated financial statements, no triggering events occurred in 2015 to cause concern that our long-lived assets or goodwill would be impaired and thus no goodwill impairment loss was noted in 2015. We perform an annual goodwill impairment test each year. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
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
The North Dakota Publicly Traded Corporations Act, which we are governed by, was enacted in 2007 and, to our knowledge, no other companies are yet subject to its provisions and interpretations of its likely application are scarce. Although the North Dakota Publicly Traded Corporations Act specifically provides that its provisions must be liberally construed to protect and enhance the rights of stockholders in publicly traded corporations, this lack of predictability could be detrimental to our stockholders.
We are subject to cybersecurity risks and other cyber incidents resulting in disruption.
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems.  In addition, we collect, process and retain sensitive and confidential customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.
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
Item 1B: Unresolved Staff Comments
None
Item 2: Properties
Our headquarters is located in St. Charles, Missouri. We lease this facility pursuant to a lease agreement that expires December 31, 2021.
The following table presents information about our major locations that manufacture our products as of December 31, 2015:

Location	Leased or Owned	Lease Expiration Date
Paragould, Arkansas	Owned	N/A

Marmaduke, Arkansas	Owned	N/A

Jackson, Missouri	Owned	N/A

Kennett, Missouri	Owned	N/A

Longview, Texas	Owned	N/A

St. Charles, Missouri	Leased	8/31/2016
In addition, as of December 31, 2015, we operate seven railcar services facilities and thirteen mobile units and mini shop facilities where we provide railcar repair and field services. Five of the railcar services facilities are owned and two are leased.
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
Our common stock trades on the NASDAQ Global Select Market under the symbol ARII. There were approximately 13 holders of record of common stock as of February 19, 2016.
The following table shows the high and low closing sales prices per share of our common stock by quarter for the period from January 1, 2014 through December 31, 2015:

	Prices
	High	Low
Year Ended December 31, 2015
Quarter ended March 31, 2015	$57.86	$47.77
Quarter ended June 30, 2015	59.52	48.18
Quarter ended September 30, 2015	48.49	33.56
Quarter ended December 31, 2015	57.72	34.05

	High	Low
Year Ended December 31, 2014
Quarter ended March 31, 2014	$74.93	$42.85
Quarter ended June 30, 2014	70.48	55.73
Quarter ended September 30, 2014	82.22	65.49
Quarter ended December 31, 2014	73.24	48.11
Dividends
During 2015 and 2014, we declared and paid cash dividends of $0.40 per share of our common stock each quarter, totaling $33.2 million and $34.2 million, respectively. Any future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any of our borrowing arrangements, applicable law and other factors our board of directors considers relevant.
Stock Repurchase Program
On July 28, 2015, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock (the Stock Repurchase Program). The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of future stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. Under the Stock Repurchase Program, 1,507,766 shares were repurchased during 2015, at a cost of $57.4 million. We have repurchased 161,085 shares under our Stock Repurchase Program subsequent to December 31, 2015, at a cost of $6.3 million, resulting in 19,683,446 shares outstanding as of February 19, 2016.
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended December 31, 2015:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2015 through October 31, 2015	166,970	$36.76	166,970	$192,576,566
November 1, 2015 through November 30, 2015	—	$—	—	$192,576,566
December 1, 2015 through December 31, 2015	—	$—	—	$192,576,566
Total	166,970		166,970

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
The following graph illustrates the cumulative total stockholder return on our common stock during the five year period ended December 31, 2015, and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on December 31, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

Item 6: Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statements of operations and cash flow data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our historical consolidated financial statements not included in this filing. See “Index to Consolidated Financial Statements.”

	Years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated statement of operations data:
Revenues
Manufacturing (1)	$700,061	$600,326	$646,100	$633,547	$453,092
Railcar leasing	116,714	65,108	31,871	13,444	1,075
Railcar services (2)	72,561	67,572	72,621	64,732	65,218
Total revenues	889,336	733,006	750,592	711,723	519,385
Cost of revenues
Manufacturing	(539,136)	(455,547)	(503,178)	(506,083)	(410,308)
Railcar leasing	(36,161)	(23,733)	(13,394)	(5,906)	(682)
Railcar services	(56,492)	(54,386)	(55,408)	(51,383)	(50,599)
Total cost of revenues	(631,789)	(533,666)	(571,980)	(563,372)	(461,589)
Gross profit	257,547	199,340	178,612	148,351	57,796
Selling, general and administrative	(30,866)	(29,420)	(27,705)	(26,931)	(25,047)
Net gains on disposition of leased railcars	25	138	—	—	—
Earnings from operations	226,706	170,058	150,907	121,420	32,749
Interest income (3)	2,164	2,517	2,716	3,003	3,654
Interest expense	(21,801)	(7,622)	(7,337)	(17,765)	(20,291)
Loss on debt extinguishment	(2,126)	(1,896)	(392)	(2,267)	—
Other (loss) income	(11)	(20)	2,037	1,905	(10)
Earnings (loss) from joint ventures	5,812	1,570	(8,595)	(451)	(7,900)
Earnings before income taxes	210,744	164,607	139,336	105,845	8,202
Income tax expense	(77,291)	(65,074)	(52,440)	(42,022)	(3,866)
Net earnings	$133,453	$99,533	$86,896	$63,823	$4,336
Net earnings per common share—basic & diluted	$6.39	$4.66	$4.07	$2.99	$0.20
Weighted average common shares outstanding—basic & diluted	20,883	21,352	21,352	21,352	21,352
Dividends declared per common share	$1.60	$1.60	$1.00	$0.25	$—
Consolidated balance sheet data:
Cash and cash equivalents	$298,064	$88,109	$97,252	$205,045	$307,172
Net working capital	273,337	106,688	148,122	273,953	364,229
Property, plant and equipment, net	176,311	160,787	159,375	155,893	155,643
Railcars on leases, net	848,717	663,315	372,551	220,282	38,599
Total assets	1,530,155	1,192,409	825,609	809,758	703,770
Total liabilities	993,858	696,993	391,707	440,293	393,601
Total stockholders' equity	536,297	495,416	433,902	369,465	310,169
Consolidated cash flow data:
Net cash provided by operating activities	$264,503	$136,799	$164,766	$121,378	$28,123
Net cash used in investing activities	(240,638)	(323,200)	(166,376)	(214,397)	(40,460)
Net cash provided by (used in) financing activities	186,399	177,479	(106,045)	(9,130)	756
Effect of exchange rate changes on cash and cash equivalents	(309)	(221)	(138)	22	(5)

You should read this information together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

(1)	Includes revenues from affiliates of $269.6 million, $245.9 million, $250.5 million, $103.7 million and $1.2 million in 2015, 2014, 2013, 2012 and 2011, respectively.

(2)	Includes revenues from affiliates of $24.9 million, $19.3 million, $17.2 million, $21.4 million and $24.7 million in 2015, 2014, 2013, 2012 and 2011, respectively.

(3)	Includes income from related parties of $2.1 million, $2.4 million, $2.7 million, $2.9 million and $2.8 million in 2015, 2014, 2013, 2012 and 2011, respectively.
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
EXECUTIVE SUMMARY
We are one of the leading North American designers and manufacturers of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services.
The year ended December 31, 2015 marks our fourth consecutive year of record earnings from operations and record earnings per share and the second consecutive year of record shipments. Additionally, 2015 was a new record for consolidated revenues, primarily driven by record shipments of hopper railcars and increased revenues from our railcar leasing segment. Our earnings continued to benefit from the growth of our railcar leasing segment, our manufacturing facilities' ability to efficiently produce high quality hopper and tank railcars, and additional capacity in our railcar services segment. Our lease fleet continues to be 100% utilized and has more than doubled in the past two years, increasing from 4,450 at December 31, 2013 to 10,362 at December 31, 2015. Consolidated earnings from operations for 2015 increased 33.3%, to $226.7 million, compared to 2014, and operating margins increased to 25.5% in 2015, compared to 23.2% in 2014.
The North American railcar market has been, and we expect it to continue to be, highly cyclical. The tank railcar market continues to soften, which we believe is driven by multiple factors, including record high deliveries of tank railcars in recent years. Additionally, the recent volatility in oil prices and uncertainty surrounding the May 2015 release of regulations related to tank railcars in the U.S. and Canada have led to reduced demand for railcars in the energy transportation industry. Customers continue to weigh the costs versus benefits of investing in new tank railcars or modifying their existing tank railcars for flammable service. The hopper railcar market peaked in 2015 in terms of volume as demand has shifted towards more specialty hopper railcar types. Consistent with third party forecasts, we expect that market will stay above historical average levels over the next several quarters. We cannot assure you that hopper or tank railcar demand will maintain its current pace or return to historical average levels, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders or shipments will track industry-wide trends.
We continue to invest capital and evaluate opportunities to further expand our manufacturing flexibility and repair capacity. During 2015 we completed three repair expansion projects and just recently in 2016 completed our expansion project at our tank railcar manufacturing facility, which enables us to perform retrofit and repair work in addition to the manufacturing work already performed there. Also during 2015, we fulfilled customer orders by producing our newly designed tank railcars that satisfy the May 2015 regulations. Our continuous commitment to quality and our efforts to increase flexibility at our tank railcar manufacturing facility allows us to build these designs efficiently and cost effectively. We cannot assure you any increased repair capacity or manufacturing flexibility will be sufficient or necessary to meet the demands of the industry.
Our record shipments of 8,903 railcars in 2015 were 11.0% higher than our previous record set in 2014. Railcars built for our lease fleet represented 29.6% of our total railcar shipments during 2015, compared to 41.0% in 2014. This resulted in a higher level of direct sale shipments during 2015 as compared to 2014. We continue to be strategic in our selection of orders for railcars that will be added to our lease fleet versus direct sale. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our consolidated quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.

As of December 31, 2015, we had a backlog of 7,081 railcars, including 1,452 railcars being manufactured for lease, all of which were related to orders from non-affiliated customers. Direct sales of railcars to the IELP Entities totaled $259.9 million or 29.2% of our total consolidated revenues in 2015. As of December 31, 2015, we did not have any orders in our backlog from the IELP Entities, which is primarily due to increased demand for direct sale hopper railcars and our focus on growing our own lease fleet. The IELP Entities remain a significant customer with respect to revenues for our railcar services segment. The year ended December 31, 2015 included railcar services transactions with ARL totaling $24.9 million, or 2.8% of our total consolidated revenues.
RESULTS OF OPERATIONS
Consolidated Results
The following table summarizes our historical operations for the years ended December 31, 2015, 2014 and 2013. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	2015	2014	2013	2015 vs 2014	2014 vs 2013	2015 vs 2014	2014 vs 2013
	(in thousands)					(in %'s)
Revenues:
Manufacturing	$700,061	$600,326	$646,100	$99,735	$(45,774)	16.6	(7.1)
Railcar leasing	116,714	65,108	31,871	51,606	33,237	79.3	104.3
Railcar services	72,561	67,572	72,621	4,989	(5,049)	7.4	(7.0)
Total revenues	889,336	733,006	750,592	156,330	(17,586)	21.3	(2.3)
Cost of revenues:
Manufacturing	(539,136)	(455,547)	(503,178)	(83,589)	47,631	18.3	(9.5)
Railcar leasing	(36,161)	(23,733)	(13,394)	(12,428)	(10,339)	52.4	77.2
Railcar services	(56,492)	(54,386)	(55,408)	(2,106)	1,022	3.9	(1.8)
Total cost of revenues	(631,789)	(533,666)	(571,980)	(98,123)	38,314	18.4	(6.7)
Selling, general and administrative	(30,866)	(29,420)	(27,705)	(1,446)	(1,715)	4.9	6.2
Net gains on disposition of leased railcars	25	138	—	(113)	138	*	*
Earnings from operations	226,706	170,058	150,907	56,648	19,151	33.3	12.7

*-	Not meaningful
Revenues
2015 vs. 2014
Our total consolidated revenues for 2015 increased by 21.3% compared to 2014. This increase was due to increased revenues across all three of our segments, with the largest dollar increase in our manufacturing segment. During 2015, we shipped 6,270 direct sale railcars, which excludes 2,633 railcars (29.6% of total shipments) built for our lease fleet, compared to 4,727 direct sale railcars during 2014, which excludes 3,291 railcars (41.0% of total shipments) built for our lease fleet.
Manufacturing revenues increased in 2015 by 16.6% compared to 2014. This change was due to an increase of 18.5% driven by 1,543 more railcar shipments for direct sale, partially offset by an overall decrease in average selling prices due to a change in product mix, and a decrease of 1.9% due to a decrease in revenue from certain material cost changes that we generally pass through to customers, as discussed below. Hopper railcar shipments for direct sale significantly increased during 2015 compared to 2014, as that market has peaked in terms of volume as demand shifts towards more specialty hopper railcar types. This increase resulted in a higher mix of hopper railcars sold, which generally have lower average selling prices than tank railcars due to less material and labor content. Tank railcar shipments for direct sale decreased as production has shifted to a larger mix of specialty tank railcars that have higher average selling prices due to the complexity of the design.
Railcar leasing revenues for 2015 increased by 79.3% compared to 2014. This increase was primarily due to an increase in the number of railcars on lease, as lease rates were relatively flat compared to 2014. The number of railcars in our lease fleet was 10,362 at the end of 2015, compared to 7,730 railcars at the end of 2014.

Railcar services revenues for 2015 increased by 7.4% compared to 2014. This increase was primarily due to an increase in demand, a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our Brookhaven repair facility that became operational during the third quarter of 2014.
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
Manufacturing revenues decreased in 2014 by 7.1% compared to 2013. This change was due to a decrease of 5.6% driven by 313 fewer railcar shipments for direct sale, and a decrease of 1.5% due to a decrease in revenue from certain material cost changes that we generally pass through to customers, as discussed below. While production of tank railcars continued at strong levels in 2014, a higher percentage of tank railcars were built for our lease fleet during 2014 compared to 2013, with the related revenues being eliminated in consolidation, as discussed below. In contrast, as the hopper railcar market had strengthened, hopper railcar shipments for direct sale increased in 2014 compared to 2013.
Railcar leasing revenues for 2014 increased by 104.3% compared to 2013. This increase was primarily due to an increase in the number of railcars on lease and an increase in the average lease rate. The number of railcars in our lease fleet was 7,730 at the end of 2014, compared to 4,450 railcars at the end of 2013.
Railcar services revenues for 2014 decreased by 7.0% compared to 2013. This decrease was primarily due to certain repair projects being performed at our hopper railcar manufacturing facility during 2013 that did not continue into 2014. In 2014, production of hopper railcars ramped up due to increased demand, thus these repair projects were no longer performed at our manufacturing facilities.
Cost of Revenues
2015 vs. 2014
Our total consolidated cost of revenues for 2015 increased by 18.4% compared to 2014. This increase was due to increased cost of revenues across all three of our segments, with the largest dollar increase in our manufacturing segment.
Cost of revenues increased for our manufacturing operations by 18.3%, due to an increase of 20.8% driven by higher direct sale railcar shipments, as discussed above, partially offset by improved operational efficiencies and a decrease of 2.5% driven by lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our railcar sales contracts generally include provisions to pass increases or decreases in the cost of raw materials and components through to the customer.
Cost of revenues for our railcar leasing segment increased for 2015 by 52.4% compared to 2014, primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment increased for 2015 by 3.9% compared to 2014, primarily due to an increase in volume of work, a favorable change in mix of work at our repair facilities resulting in increased material and labor content and the additional capacity resulting from our Brookhaven repair facility, as discussed above.
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
Cost of revenues for our railcar leasing segment increased for 2014 by 77.2% compared to 2013, primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment decreased for 2014 by 1.8% compared to 2013, primarily due to no longer performing certain repair projects at our hopper railcar manufacturing plant, as discussed above.

Selling, general and administrative expenses
Our total selling, general and administrative costs increased by 4.9% in 2015 compared to 2014. This $1.4 million increase was primarily driven by higher depreciation related to our new enterprise resource planning system, increased legal and compliance costs, sales commissions and other corporate expenses, partially offset by lower share-based compensation expense. In addition, during 2015, we incurred bad debt expense of $0.2 million compared to $1.0 million in 2014.
Our total selling, general and administrative costs increased by 6.2% in 2014 compared to 2013. This $1.7 million increase was primarily driven by increases in salaries and benefits, bad debt expense and consulting costs, partially offset by lower incentive compensation (including share-based compensation).
Interest expense
Interest expense for 2015 was $21.8 million compared to $7.6 million in 2014. In January 2015, our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII), completed a $625.5 million private placement of two classes of fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% and 4.06% per annum, respectively, as discussed further in the 'Liquidity and Capital Resources' section below, resulting in a higher average debt balance during 2015 compared to 2014. In addition, in 2015 our weighted average interest rate increased to 3.5% compared to a weighted average interest rate of 2.2% during 2014 as a result of refinancing our prior variable rate debt obligations with fixed rate debt, thereby minimizing the effect of any rise in interest rates.
Interest expense for 2014 was $7.6 million compared to $7.3 million in 2013. The increase in interest expense resulted from a higher average debt balance as a result of increased borrowings under our lease fleet financings during 2014, partially offset by lower interest rates secured under the 2014 borrowings, discussed further in the 'Liquidity and Capital Resources' section below. In 2014, our average debt balance was $330.6 million with a weighted average interest rate of 2.2% compared to an average debt balance of $202.1 million with a weighted average interest rate of 3.4% during 2013.
Loss on debt extinguishment
During 2015, we refinanced our lease fleet financing facilities, resulting in net proceeds of $211.6 million under a private placement of secured railcar equipment notes. This refinancing resulted in a $2.1 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the 2014 lease fleet financing facilities.
During 2014, we refinanced our lease fleet financing facility, paying off $194.2 million of outstanding debt under our original 2012 lease fleet financing facility with borrowings under a new facility. This refinancing resulted in a $1.9 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the original lease fleet financing facility.
During 2013, we redeemed $175.0 million of the aggregate principal amount of our then outstanding notes, resulting in a $0.4 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the Notes.
Earnings (Loss) from joint ventures

				$ Increase (Decrease)
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in thousands)
Ohio Castings	$582	$1,815	$357	$(1,233)	$1,458
Axis	5,230	(245)	(247)	$5,475	$2
Amtek Railcar—India	—	—	(8,705)	$—	$8,705
Total Earnings (loss) from Joint Ventures	$5,812	$1,570	$(8,595)	$4,242	$10,165
Our joint venture earnings were $5.8 million in 2015 compared to $1.6 million in 2014. This increase was a result of increased sales and production levels at our Axis joint venture due to strong railcar industry demand, which has generated improved efficiencies and better profitability than 2014 when the joint venture experienced unanticipated interruptions and incurred additional costs in its efforts to meet customer demand. The increased earnings from Axis were partially offset by decreased sales at our Ohio Castings joint venture due to a ramp down of production to more historical levels that align with the joint venture's expected production level.

Results from our joint ventures were earnings of $1.6 million in 2014 compared to a loss of $8.6 million in 2013. This improvement was primarily due to losses incurred in 2013 at our India joint venture, Amtek Railcar Industries Private Limited (Amtek Railcar) and the loss on sale of our interest in this joint venture in December 2013. This sale resulted in a loss of $5.9 million, in addition to our $2.8 million share of the entity's operating losses for 2013. Additionally, our share of earnings from our Ohio Castings LLC (Ohio Castings) joint venture increased $1.5 million for 2014 compared to 2013 due to increased sales and production levels due to strong railcar industry demand. Our share of the losses of Axis LLC (Axis) for 2014 were comparable to 2013. Although Axis had also experienced increased demand during 2014, this joint venture experienced unanticipated interruptions and incurred additional costs in its efforts to meet customer demand, as mentioned above.
Income tax expense
Income tax expense in 2015 was $77.3 million, or 36.7% of our earnings before income taxes, compared to $65.1 million, or 39.5%, in 2014. The decrease in the effective tax rate is primarily due to a decrease in our state effective tax rates due to a shift in the geographical mix of revenues, in addition to the impact of state tax credits. The effective tax rate for 2014 was also higher due to the loss of the domestic production activities deduction from prior years as mentioned below.
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

	Revenues
	External	Intersegment	Total	$ Change	% Change
	(in thousands)
2015
Manufacturing	$700,061	$319,399	$1,019,460	$(161)	—
Railcar leasing	116,714	—	116,714	51,606	79.3
Railcar services	72,561	1,936	74,497	6,655	9.8
Eliminations	—	(321,335)	(321,335)	98,230	(23.4)
Total Consolidated	$889,336	$—	$889,336	$156,330	21.3
2014
Manufacturing	$600,326	$419,295	$1,019,621	$155,599	18.0
Railcar leasing	65,108	—	65,108	33,237	104.3
Railcar services	67,572	270	67,842	(5,012)	(6.9)
Eliminations	—	(419,565)	(419,565)	(201,410)	92.3
Total Consolidated	$733,006	$—	$733,006	$(17,586)	(2.3)
2013
Manufacturing	$646,100	$217,922	$864,022
Railcar leasing	31,871	—	31,871
Railcar services	72,621	233	72,854
Eliminations	—	(218,155)	(218,155)
Total Consolidated	$750,592	$—	$750,592

	Earnings (Loss) from Operations
	2015	2014	2013	2015 vs 2014	2014 vs 2013	2015 vs 2014	2014 vs 2013
	(in thousands)					(in %'s)
Manufacturing	$240,891	$262,937	$190,075	$(22,046)	$72,862	(8.4)	38.3
Railcar leasing	70,319	36,090	14,876	34,229	21,214	94.8	142.6
Railcar services	13,898	10,366	14,325	3,532	(3,959)	34.1	(27.6)
Corporate	(18,779)	(18,339)	(17,085)	(440)	(1,254)	2.4	7.3
Eliminations	(79,623)	(120,996)	(51,284)	41,373	(69,712)	(34.2)	135.9
Total Consolidated	$226,706	$170,058	$150,907	$56,648	$19,151	33.3	12.7
Operating Margin

	2015	2014	2013
Manufacturing	23.6%	25.8%	22.0%
Railcar leasing	60.2%	55.4%	46.7%
Railcar services	18.7%	15.3%	19.7%
Total Consolidated	25.5%	23.2%	20.1%
Manufacturing
2015 vs. 2014
Our manufacturing segment revenues for 2015, including an estimate of revenues for railcars built for our lease fleet, were flat compared to 2014. During 2015, we shipped 8,903 railcars, including 2,633 railcars built for our lease fleet, compared to 8,018 railcars, including 3,291 railcars built for our lease fleet during 2014. Although there was a higher volume of shipments in 2015 than compared to 2014, there was a higher mix of hopper railcars in 2015, which generally sell at lower prices than tank railcars due to less material and labor content combined with a decrease in revenue from certain material cost changes that we generally pass through to customers, as discussed in 'Consolidated Results' above.
Manufacturing segment revenues for 2015 included estimated revenues of $319.4 million relating to railcars built for our lease fleet, compared to $419.3 million for 2014. This decrease in estimated revenues related to railcars built for our lease fleet was due to a lower quantity of tank railcars shipped for lease, partially offset by a higher quantity of hopper railcars shipped for lease. Additionally, this change in product mix resulted in an overall decrease in average selling prices as hopper railcars generally have lower average selling prices than tank railcars due to less material and labor content. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 29.6% of our railcar shipments for 2015 compared to 41.0% for 2014.

Manufacturing segment revenues included direct sales of railcars to the IELP Entities totaling $259.9 million of our total consolidated revenues in 2015, compared to $226.9 million in 2014. In addition, we recorded $9.6 million of revenue from ACF for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF in 2015, compared to $19.0 million in 2014. ACF is also affiliated with Mr. Carl Icahn, our principal beneficial stockholder through IELP. Total manufacturing segment revenues from our affiliates represent 30.3% of our total consolidated revenues in 2015, compared to 33.5% in 2014.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, decreased by $22.0 million for 2015 compared to 2014. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $87.7 million for 2015 compared to $126.0 million for 2014, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from our manufacturing segment decreased to 23.6% in 2015 from 25.8% in 2014. These decreases were due to a higher mix of hopper railcars shipments, which generally sell at lower prices than tank railcars due to less material and labor content.

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

Manufacturing segment revenues included direct sales of railcars to the IELP Entities totaling $226.9 million of our total consolidated revenues in 2014, compared to $238.2 million in 2013. In addition, we recorded $19.0 million of revenue from ACF for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF in 2014, compared to $12.3 million in 2013. ACF is also affiliated with Mr. Carl Icahn, our principal beneficial stockholder through IELP. Total manufacturing segment revenues from our affiliates represented 33.5% of our total consolidated revenues in 2014, compared to 33.4% in 2013.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, increased by 38.3% for 2014 compared to 2013. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $126.0 million for 2014 compared to $54.6 million for 2013, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture. Operating margin from our manufacturing segment increased to 25.8% in 2014 from 22.0% in 2013. These increases were due to ramped up production levels at our hopper railcar manufacturing facility that created operating efficiencies and leveraged overhead costs. This was in addition to efficiencies that we continue to generate at our tank railcar manufacturing facility due to continued high production volumes.
Railcar leasing
2015 vs. 2014
Our railcar leasing segment revenues for 2015 increased by $51.6 million compared to 2014. The primary reason for the increase in revenue was an increase in the number of railcars on lease with third parties. We had 10,362 railcars in our lease fleet at the end of 2015 compared to 7,730 at the end of 2014.
In 2015, earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $34.2 million compared to 2014. Operating margin from our railcar leasing segment increased to 60.2% for 2015 from 55.4% in 2014. These increases were driven by the growth in the number of railcars in our lease fleet.
2014 vs. 2013
Our railcar leasing segment revenues for 2014 increased by $33.2 million compared to 2013. The primary reason for the increase in revenue was an increase in the number of railcars on lease with third parties and an increase in the average lease rate. We had 7,730 railcars in our lease fleet at the end of 2014 compared to 4,450 at the end of 2013.
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
Railcar services
2015 vs. 2014
Our railcar services segment revenues for 2015 increased 9.8% compared to 2014. The increase was primarily due to an increase in demand, a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our Brookhaven repair facility, as discussed in 'Consolidated Results' above.

For 2015, our railcar services revenues included transactions with ARL totaling $24.9 million, or 2.8% of our total consolidated revenues, compared to $19.3 million, or 2.6% of our total consolidated revenues in 2014.
In 2015, earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, increased 34.1% compared to 2014. Operating margin from railcar services increased to 18.7% for 2015 from 15.3% in 2014. These increases are due to an increase in revenues, as discussed in 'Consolidated Results' above, coupled with improved efficiencies and a favorable mix of work.
2014 vs. 2013
Our railcar services segment revenues for 2014 decreased 6.9% compared to 2013. The decrease was primarily due to no longer performing certain repair projects at our hopper railcar manufacturing facility, as discussed in 'Consolidated Results' above.
For 2014, our railcar services revenues included transactions with ARL totaling $19.3 million, or 2.6% of our total consolidated revenues, compared to $17.2 million, or 2.3% of our total consolidated revenues in 2013.
In 2014, earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased 27.6% compared to 2013. Operating margin from railcar services decreased to 15.3% for 2014 from 19.7% in 2013. These decreases were due to the termination of the Company's postretirement medical benefit plan in 2013 that resulted in a one-time gain of $1.7 million and a decrease in revenues.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2015, we had net working capital of $273.3 million, including $298.1 million of cash and cash equivalents. As of December 31, 2015, we had $701.6 million of debt outstanding under our lease fleet financing facilities. In December 2015, we completed a lease fleet financing with an aggregate principal amount of $200.0 million. The initial revolving loan obtained at closing amounted to approximately $99.5 million, net of fees and expense. In February 2016, we repaid the amounts outstanding under the revolving loan in full and as of the date of this report we have borrowing availability of $200.0 million under this facility. See below for a discussion on our outstanding and available debt, our cash flow activities and our future liquidity.
Outstanding and Available Debt
January 2015 private placement notes
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. Our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII) issued $625.5 million in aggregate principal amount of notes, pursuant to an Indenture. The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively with the Class A-1 Notes, the Notes). As of December 31, 2015, there were $226.3 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of December 31, 2015, the liquidity reserve amount was $16.9 million, and included within 'Restricted cash' on the consolidated balance sheets.
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
December 2015 revolving credit facility
In December 2015, we completed a financing of our railcar lease fleet with availability of up to $200.0 million under a credit agreement (2015 Credit Agreement). The 2015 Credit Agreement contains an incremental borrowing provision under which ARI, as debtor and subject to the conditions set forth in the Credit Agreement, has the right but not the obligation to increase the amount of the facility in an aggregate amount of up to $100.0 million (the amounts extended under the 2015 Credit Agreement, inclusive of any amounts extended under the incremental facility, the Revolving Loans), to a maximum principal amount of $300.0 million. We may use the proceeds of the Revolving Loans to finance the manufacturing of railcars on an ongoing basis, to pay related transaction costs, fees and expenses in connection with the 2015 Credit Agreement, to finance ongoing working capital requirements and for other general corporate purposes. The initial Revolving Loan obtained at closing amounted to approximately $99.5 million, net of fees and expenses. In February 2016, we repaid amounts outstanding under the Revolving Loan in full and as of the date of this report we have borrowing availability of $200.0 million under this facility.
The Revolving Loans accrue interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%, subject to an alternative rate as set forth in the 2015 Credit Agreement. The interest rate increases by 2.0% following certain defaults or maturity.
The Revolving Loans and the other obligations under the 2015 Credit Agreement are fully recourse to the Company and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by the Company (the Election), the applicable railcar management agreement with ARL. See Note 19, Related Party Transactions, for further discussion regarding this agreement with ARL.
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loans may be borrowed and reborrowed until the maturity date. The Revolving Loans may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). See Note 12 to the consolidated financial statements for further discussion of the prepayment and final scheduled maturity of the Revolving Loans.
The Revolving Loans are also subject to acceleration upon and following specified events of default. The 2015 Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to us and, following the Election, ARL, which are customarily applicable to senior secured facilities. Key defaults and events of default include failure to repay principal, interest, fees and other amounts owing under the 2015 Credit Agreement; making misrepresentations; cross-defaults to certain other indebtedness of the Company; the rendering of certain judgments against the Company; impermissible transfers of equipment; occurrence of a Material Adverse Change (as defined in the 2015 Credit Agreement); and the Company’s bankruptcy or insolvency. Many defaults are subject to cure periods prior to such default giving rise to the right of the lenders and administrative agent to accelerate the Revolving Loans and to exercise remedies.
If a default occurs and is not cured within any applicable grace period or is not waived, the lenders and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the 2015 Credit Agreement. If the indebtedness under the 2015 Credit Agreement were accelerated, the Company may not have sufficient funds to pay such indebtedness. In that event, the lenders and the administrative agent would be entitled to enforce their security interests in the collateral securing such indebtedness.

Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	264,503	136,799	164,766
Investing activities	(240,638)	(323,200)	(166,376)
Financing activities	186,399	177,479	(106,045)
Effect of exchange rate changes on cash and cash equivalents	(309)	(221)	(138)
Increase (Decrease) in cash and cash equivalents	$209,955	$(9,143)	$(107,793)
Net Cash Flows Provided by Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivable, processing of payroll and associated taxes and payments to our suppliers.
2015 vs. 2014
Our net cash provided by operating activities for the year ended December 31, 2015 was $264.5 million compared to $136.8 million for the year ended December 31, 2014. The increase was primarily due to increased earnings, as described above, and changes in various operating assets and liabilities, including accounts receivable, inventories, and accounts payable, related to the timing of shipments and customer payments. Additionally, in 2015 we collected the income taxes receivable that was outstanding at December 31, 2014.
2014 vs. 2013
Our net cash provided by operating activities for the year ended December 31, 2014 was $136.8 million compared to $164.8 million for the year ended December 31, 2013. The decrease was primarily due to changes in various operating assets and liabilities, including accounts receivable, inventories, and accounts payable, related to the timing of shipments and customer payments. Additionally, our raw material inventory levels increased due to a ramp up of hopper railcar production rates during 2014. These increases were partially offset by increased earnings, as described above.
Net Cash Used In Investing Activities
2015 vs. 2014
Our net cash used in investing activities for the year ended December 31, 2015 was $240.6 million compared to $323.2 million for the year ended December 31, 2014. The decrease was primarily a result of lower capital expenditures for our lease fleet in 2015 compared to 2014. Railcars built for the lease fleet represented 29.6% of our railcar shipments for 2015 compared to 41.0% for 2014.
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

Capital expenditures for the year ended December 31, 2015 were $248.3 million, including $211.6 million related to manufacturing railcars for lease to others, as well as costs that were for capitalized projects that we expect will expand capabilities, maintain equipment, improve efficiencies and reduce costs. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
Cash Flow from Financing Activities
2015 vs. 2014
Our net cash provided by financing activities for the year ended December 31, 2015 was $186.4 million compared to $177.5 million for the year ended December 31, 2014. The cash provided by financing activities in 2015 was a result of the $211.6 million and $99.5 million in net proceeds that we received from the January 2015 lease fleet refinancing and the December 2015 revolving credit facility, respectively, as discussed above, partially offset by the related debt issuance costs of $5.9 million, an increase in the liquidity reserve of $9.8 million associated with the Notes, and repurchases of $57.4 million of shares of our common stock under the Stock Repurchase Program, as described above in Item 5. The cash provided by financing activities during 2014 was a result of the $122.0 million in net proceeds that we received from the 2014 lease fleet financing in January and the $100.0 million in proceeds received from the lease fleet financing facility completed by our wholly-owned subsidiary, Longtrain Leasing II, LLC in October 2014 (the LLII Term Loan), as discussed in Note 12 of the consolidated financial statements. Additionally, we paid quarterly dividends of $0.40 per share, totaling $33.2 million during 2015, compared to a total of $34.2 million in 2014. This change resulted from a reduction in the number of shares outstanding due to repurchases under our stock repurchase program. See discussion of dividends in Item 5.
2014 vs. 2013
Our net cash provided by financing activities for the year ended December 31, 2014 was $177.5 million compared to net cash used in financing activities of $106.0 million for the year ended December 31, 2013. The cash provided by financing activities in 2014 was a result of the $122.0 million in net proceeds that we received from the 2014 lease fleet financing in January and the $100.0 million in proceeds received from the LLII Term Loan, as discussed in Note 12 of the consolidated financial statements. The cash used in financing activities during 2013 was a result of the voluntary early redemption of the remaining $175.0 million of principal on our then outstanding notes in March 2013, partially offset by proceeds from the issuance of $99.8 million of debt under our original lease fleet financing facility. Additionally, we paid dividends totaling $34.2 million during 2014, compared to $21.4 million in 2013. See discussion of dividends in Item 5.
Future Liquidity
As of December 31, 2015, our liquidity consisted of our existing cash balance, anticipated cash flows from operations, and the remains of our net proceeds of $211.6 million and $99.5 million that we received from the January 2015 lease fleet refinancing and the December 2015 revolving credit facility, respectively. In February 2016, we repaid the initial amount drawn under the revolving credit facility. As of the date of this report, our liquidity consists of our existing cash balance, anticipated cash flows from operations and borrowing availability of $200.0 million under the revolving credit facility. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business.
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
Our current capital expenditure plans for 2016 include projects that we expect will expand capabilities, maintain equipment, improve efficiencies and reduce costs. We also plan to increase our railcar lease fleet in 2016 to meet customer demand for leased railcars that have been ordered. Capital expenditures for 2016 are currently projected to be approximately $110 million, which includes expected additions to our lease fleet of approximately $80 million. However, this estimate may vary throughout the course of 2016. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
Our long-term liquidity is contingent upon future operating performance, our and our wholly-owned leasing subsidiary's ability to continue to meet our respective financial covenants under our respective financing facilities and any other indebtedness we may enter into, and the ability to repay or refinance such indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet. These capital requirements could be substantial.

Other potential projects, including possible strategic transactions that could complement and expand our business units, will be evaluated to determine if the project or opportunity is right for us. We anticipate that any future expansion of our business will be financed through existing resources, cash flow from operations, term debt associated directly with that project or other new financing. We cannot guarantee that we will be able to meet existing financial covenants or obtain term debt or other new financing on favorable terms, if at all. Our liquidity will be impacted to the extent additional stock repurchases are made under our Stock Repurchase Program.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
Contractual Obligations	Total	1 year or less	1-3 years	3-5 years	After 5 years
	(in thousands)
Operating Lease Obligations [1]	$6,966	$1,336	$1,811	$1,802	$2,017
Revolving Loans	100,000	100,000	—	—	—
Interest Payments on Revolving Loans [2]	1,892	1,892	—	—	—
Notes	601,796	25,783	51,178	51,861	472,974
Interest Payments on Notes [3]	473,408	21,638	40,982	37,928	372,860
Pension and Postretirement Funding [4]	4,591	112	1,165	2,062	1,252
Capital Project Related [5]	7,352	7,352	—	—	—
Total	$1,196,005	$158,113	$95,136	$93,653	$849,103

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(2)
The interest rate on the revolving credit facility was LIBOR plus 1.45% as of December 31, 2015 and is payable quarterly. At December 31, 2015 LIBOR was 0.43% and was used to project interest payments into the future.

(3)	The weighted average interest rate on the Notes is 3.6% and is payable monthly.

(4)	Our pension funding commitments include minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan.

(5)	Represents the costs for materials and for services provided by third parties related to various capital projects.
We have excluded from the contractual obligations table above, our gross amount of unrecognized tax benefits of $1.7 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, we estimate that a change to this balance of up to $1.0 million may occur within the current year.
We have an agreement with Axis to purchase new railcar axles. We do not have any minimum volume purchase requirements under this agreement.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contingencies
We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and negligent acts, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law. Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe that we will incur material costs in connection with activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of any additional investigation or remediation activities relating to these properties that may be required. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our financial condition or results of operations.
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
Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. During the year ended December 31, 2015, no triggering events occurred. The criteria for determining impairment of such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management's best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of the long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated.
The North American railcar market has been, and we expect it to continue to be highly cyclical, generally fluctuating in correlation with the U.S. economy. We continually monitor our long-lived assets for impairment in response to events or changes in circumstances.
Goodwill
As of December 31, 2015, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to a reporting unit that is part of our manufacturing segment. We evaluate goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Historically, ARI has performed the annual goodwill impairment test on March 1 of each year; however, the Company has elected to change this date to November 1 of each year, beginning in 2015. See Note 3 of the consolidated financial statements for further discussion regarding this change in the goodwill impairment testing date.

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
The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved (Discounted Cash Flow or DCF). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows.
We performed a qualitative assessment as of March 1, 2015 and November 1, 2015 and determined that the fair value of the reporting unit more likely than not exceeds the carrying value. See Notes 3 and 9 of the consolidated financial statements for further details.
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
Pension Benefits
Pension costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected return on plan assets, and mortality and retirement rates, as discussed below:
Discount rates
The discount rate assumption used to determine the December 31, 2015 benefit obligations was 4.08%. The discount rate assumption used to determine the 2015 net periodic cost was 3.75%. We review these rates annually and adjust them to reflect current yields on long-term, high-quality corporate bonds. We deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees.

Expected return on plan assets
Our expected return on plan assets for our funded pension plans of 7.50% for 2015 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.
Mortality and retirement rates
Mortality and retirement rates are based on actual and anticipated plan experience.
In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension obligations and future expense.
The following information illustrates the sensitivity to a change in certain assumptions for our pension plans:

Change in Assumption	Effect on 2016 Pre-Tax Pension Expense	Effect on December 31, 2015 Projected Benefit Obligation
	(in thousands)
1% decrease in discount rate	$192	$2,913
1% increase in discount rate	$(212)	$(2,639)
1% decrease in expected return on assets	$162	N/A
1% increase in expected return on assets	$(162)	N/A
This sensitivity analysis reflects the effects of changing one assumption. Various economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
Environmental
Certain real property we acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe that we will incur material costs in connection with any activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of any additional investigation or remediation activities relating to these properties that may be required. We cannot assure that we will not become involved in future litigation or other proceedings, or that we will be able to recover under our indemnity provisions if we were found to be responsible or liable in any litigation or proceeding, or that such costs would not be material to us.
Share-based Compensation
We use the Black-Scholes-Merton (Black-Scholes) and Monte Carlo models to estimate the fair value of our share-based awards issued under the Amended and Restated 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the share-based award, future volatility, dividend yield, forfeiture rate and the risk-free interest rate. We estimate the expected term of stock appreciation rights (SARs) based on SEC Staff Accounting Bulletin Official Text Topic 14D2, which addressed the expected term aspect of the Black-Scholes model. It stated that companies that did not have adequate exercise history on equity instruments were allowed to use the “simplified method” prescribed by the SEC, which called for an average of the vesting period and the expiration period of grants with “plain vanilla” characteristics. These characteristics included service based vesting instruments granted at the money along with certain other requirements.
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
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligation (the Revolving Loans), which represented 14.2% of our total debt as of December 31, 2015. We incurred $21.8 million of interest expense in 2015 primarily related to the fixed rate Notes as the Revolving Loans were not entered into until December 2015. Therefore, a one percentage point increase in the rate in fiscal year 2015 would have had less than a $0.1 million impact on our interest expense. However, because of the Revolving Loans, an increase in the interest rate in fiscal year 2016 would have a greater impact on our interest expense.

Item 8: Financial Statements and Supplementary Data
American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Railcar Industries, Inc.
We have audited the internal control over financial reporting of American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
St. Louis, Missouri
February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Railcar Industries, Inc.
We have audited the accompanying consolidated balance sheets of American Railcar Industries Inc. (a North Dakota corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Railcar Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016 expressed an unqualified opinion thereon.
As discussed in Note 2 of the consolidated financial statements, the Company has adopted new accounting guidance in 2015 related to the presentation of deferred income taxes. Our opinion is not modified with respect to this matter.

/s/ GRANT THORNTON LLP
St. Louis, Missouri
February 23, 2016

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$298,064	$88,109
Restricted cash	16,917	7,178
Accounts receivable, net	29,018	33,618
Accounts receivable, due from related parties	9,401	33,027
Income taxes receivable	3,058	33,879
Inventories, net	96,965	117,007
Deferred tax assets	—	7,688
Prepaid expenses and other current assets	4,058	5,353
Total current assets	457,481	325,859
Property, plant and equipment, net	176,311	160,787
Railcars on leases, net	848,717	663,315
Deferred debt issuance costs, net	5,656	2,148
Goodwill	7,169	7,169
Investment in and loans to joint ventures	27,397	29,168
Other assets	7,424	3,963
Total assets	$1,530,155	$1,192,409
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,080	$68,789
Accounts payable, due to related parties	4,477	2,793
Accrued expenses and taxes	6,344	21,931
Accrued compensation	11,459	15,046
Short-term debt, including current portion of long-term debt	125,784	110,612
Total current liabilities	184,144	219,171
Long-term debt, net of current portion	575,837	298,342
Deferred tax liability	222,338	168,349
Pension and post-retirement liabilities	8,484	8,544
Other liabilities	3,055	2,587
Total liabilities	993,858	696,993
Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,844,531 and 21,352,297 shares issued and outstanding at December 31, 2015 and 2014, respectively	213	213
Additional paid-in capital	239,609	239,609
Treasury stock	(57,423)	—
Retained earnings	361,153	260,943
Accumulated other comprehensive loss	(7,255)	(5,349)
Total stockholders’ equity	536,297	495,416
Total liabilities and stockholders’ equity	$1,530,155	$1,192,409
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Manufacturing (including revenues from affiliates of $269,563, $245,891 and $250,455 in 2015, 2014 and 2013, respectively)	$700,061	$600,326	$646,100
Railcar leasing	116,714	65,108	31,871
Railcar services (including revenues from affiliates of $24,880, $19,304 and $17,167 in 2015, 2014 and 2013, respectively)	72,561	67,572	72,621
Total revenues	889,336	733,006	750,592
Cost of revenues:
Manufacturing	(539,136)	(455,547)	(503,178)
Railcar leasing	(36,161)	(23,733)	(13,394)
Railcar services	(56,492)	(54,386)	(55,408)
Total cost of revenues	(631,789)	(533,666)	(571,980)
Gross profit	257,547	199,340	178,612
Selling, general and administrative	(30,866)	(29,420)	(27,705)
Net gains on disposition of leased railcars	25	138	—
Earnings from operations	226,706	170,058	150,907
Interest income (including income from related parties of $2,105, $2,429 and $2,678 in 2015, 2014 and 2013, respectively)	2,164	2,517	2,716
Interest expense	(21,801)	(7,622)	(7,337)
Loss on debt extinguishment	(2,126)	(1,896)	(392)
Other (loss) income	(11)	(20)	2,037
Earnings (loss) from joint ventures	5,812	1,570	(8,595)
Earnings before income taxes	210,744	164,607	139,336
Income tax expense	(77,291)	(65,074)	(52,440)
Net earnings	$133,453	$99,533	$86,896
Net earnings per common share—basic and diluted	$6.39	$4.66	$4.07
Weighted average common shares outstanding—basic and diluted	20,883	21,352	21,352
Cash dividends declared per common share	$1.60	$1.60	$1.00
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net earnings	$133,453	$99,533	$86,896
Currency translation	(1,955)	(1,035)	(802)
Postretirement plans (1)	49	(2,820)	908
Short-term investments	—	—	(1,213)
Comprehensive income	$131,547	$95,678	$85,789

(1)	Net of tax effect of less than $0.1 million, $1.8 million and $2.1 million for 2015, 2014 and 2013, respectively.
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating activities:
Net earnings	$133,453	$99,533	$86,896
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45,729	34,212	27,712
Amortization of deferred costs	393	549	633
Loss (gain) on disposal of property, plant, equipment and leased railcars	154	(71)	24
(Earnings) loss from joint ventures	(5,812)	(1,570)	8,595
Provision for deferred income taxes	61,644	72,369	39,707
Provision for allowance for doubtful accounts receivable	234	1,064	48
Item related to investing activities:
Realized and unrealized gains on short-term investments—available for sale securities	—	—	(141)
Item related to financing activities:
Loss on debt extinguishment	2,126	1,896	392
Changes in operating assets and liabilities:
Accounts receivable, net	4,231	(12,779)	14,077
Accounts receivable, due from affiliates	23,518	(16,703)	(12,904)
Income taxes receivable	30,899	(31,576)	(2,316)
Inventories, net	19,812	(26,935)	19,819
Prepaid expenses and other current assets	1,206	(4,244)	(398)
Accounts payable	(32,630)	16,034	(12,184)
Accounts payable, due to related parties	1,683	1,383	(1,421)
Accrued expenses and taxes	(19,105)	639	5,468
Other	(3,032)	2,998	(9,241)
Net cash provided by operating activities	264,503	136,799	164,766
Investing activities:
Purchases of property, plant and equipment	(36,614)	(20,070)	(22,025)
Capital expenditures—leased railcars	(211,646)	(307,680)	(162,068)
Proceeds from the sale of property, plant, equipment and leased railcars	122	800	54
Proceeds from the sale of short-term investments—available for sale securities	—	—	12,699
Proceeds from repayments of loans and dividends by joint ventures and sale of investment in joint venture	7,500	3,750	5,100
Investments in and loans to joint ventures	—	—	(136)
Net cash used in investing activities	(240,638)	(323,200)	(166,376)
Financing activities:
Repayments of short-term and long-term debt	(432,645)	(204,486)	(180,083)
Proceeds from short-term and long-term debt	725,306	418,682	99,841
Change in interest reserve related to long-term debt	(9,739)	13	(3,908)
Stock repurchases	(57,423)	—	—
Payment of common stock dividends	(33,243)	(34,164)	(21,352)
Debt issuance costs	(5,857)	(2,566)	(543)
Net cash provided by (used in) financing activities	186,399	177,479	(106,045)
Effect of exchange rate changes on cash and cash equivalents	(309)	(221)	(138)
Increase (decrease) in cash and cash equivalents	209,955	(9,143)	(107,793)
Cash and cash equivalents at beginning of year	88,109	97,252	205,045
Cash and cash equivalents at end of year	$298,064	$88,109	$97,252

See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Retained earnings	Common Stock- Shares	Common stock	Treasury Stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance December 31, 2012	$130,030	21,352	$213	$—	$239,609	$(387)	$369,465
Net earnings	86,896	—	—	—	—	—	86,896
Currency translation	—	—	—	—	—	(802)	(802)
Postretirement plans	—	—	—	—	—	908	908
Short-term investments	—	—	—	—	—	(1,213)	(1,213)
Cash dividends declared	(21,352)	—	—	—	—	—	(21,352)
Balance December 31, 2013	$195,574	21,352	$213	$—	$239,609	$(1,494)	$433,902
Net earnings	99,533	—	—	—	—	—	99,533
Currency translation	—	—	—	—	—	(1,035)	(1,035)
Postretirement plans	—	—	—	—	—	(2,820)	(2,820)
Cash dividends declared	(34,164)	—	—	—	—	—	(34,164)
Balance December 31, 2014	$260,943	21,352	$213	$—	$239,609	$(5,349)	$495,416
Net earnings	133,453	—	—	—	—	—	133,453
Currency translation	—	—	—	—	—	(1,955)	(1,955)
Postretirement plans	—	—	—	—	—	49	49
Cash dividends declared	(33,243)	—	—	—	—	—	(33,243)
Stock repurchases	—	(1,508)	—	(57,423)	—	—	(57,423)
Balance December 31, 2015	$361,153	19,844	$213	$(57,423)	$239,609	$(7,255)	$536,297
See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013
Note 1 – Description of the Business
American Railcar Industries, Inc. (a North Dakota corporation) and its wholly-owned subsidiaries (collectively the Company or ARI) manufactures railcars, which are offered for sale or lease, custom and standard railcar components and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including shippers, leasing companies, industrial companies, and Class I railroads. ARI leases railcars manufactured by the Company to certain markets. ARI provides railcar services consisting of railcar repair services, ranging from full to light repair, engineering and on-site repairs and maintenance through the Company's various repair facilities, including mini repair shops and mobile repair units.
The accompanying consolidated financial statements have been prepared by ARI and include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), Longtrain Leasing I, LLC (LLI), Longtrain Leasing II, LLC (LLII) and Longtrain Leasing III, LLC (LLIII). The accounts of American Railcar Mauritius I (ARM I) and American Railcar Mauritius II (ARM II) have also been included through December 27, 2013, the effective date of the sale of all of the Company's ownership interests in such entities. See Note 10, Investments in and Loans to Joint Ventures, for further discussion regarding this sale. All intercompany transactions and balances have been eliminated.
Note 2 — Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which amends Accounting Standards Codification (ASC) Topic 740, Income Taxes. The new standard eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The standard is effective for interim and annual periods beginning after December 31, 2016 and may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The adoption of this guidance during the fourth quarter of 2015 resulted in a reclassification of current deferred tax assets on the Company's December 31, 2015 balance sheet and did not have a material impact on our consolidated financial position, results of operations or cash flows. Prior periods were not retrospectively adjusted for this change in accounting principle.
In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC Subtopic 835-30, Interest - Imputation of Interest. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The adoption of this guidance during the fourth quarter of 2015 in relation to ARI's December 2015 revolving credit facility (as described further in Note 12) did not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends ASC Topic 330, Inventory. This ASU simplifies the accounting for inventory by requiring inventory to be measured at the lower of cost and net realizable value and eliminates options that currently exist for measuring inventory at market value. Market value was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. If the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss during the period in which it occurs. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The Company presents inventory at the lower of cost or market and when applicable records reserves intended to reduce the carrying value of its inventory to its net realizable value. The Company does not expect a material impact to the financial statements once implemented.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted.

The Company expects that the adoption of this new guidance will result in a reclassification of debt issuance costs on its consolidated balance sheets.
In February 2015, the FASB issued ASU No. 2015-02, which amends ASC Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. The Company is currently evaluating the standard, but does not, at this time, anticipate a material impact to the financial statements and footnote disclosures once implemented.
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
Revenue recognition
Revenues from manufactured railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Amounts billed prior to meeting revenue recognition criteria are accounted for as deferred revenue. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. If railcars are sold under a lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of leased railcars that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with the Company's contractual terms. Revenues from railcar maintenance services are recognized upon completion and shipment of railcars from ARI's plants. The Company does not currently bundle railcar service contracts with new railcar sales. Revenues from engineering and field services are recognized as performed.
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
Debt issuance costs
Debt issuance costs were incurred in connection with ARI's issuance of debt under its lease fleet financing facilities and were amortized over the term of the related debt, with the exception of the January 2015 private placement notes that are amortized using the effective interest method. Debt issuance costs were also incurred in connection with ARI's December 2015 revolving credit facility and are amortized over the term of the related debt. See Note 12 for further discussion.
Goodwill
Goodwill is not amortized but is reviewed for impairment at least annually or as events or changes in circumstances indicate that the carrying amount may not be recoverable. Historically, ARI has performed the annual goodwill impairment test on March 1 of each year; however, the Company has elected to change this date to November 1 of each year, beginning in 2015. As a result, the Company performed this assessment as of March 1 and November 1 during 2015. The Company believes that this change in the goodwill impairment testing date does not represent a material change to its method of applying an accounting principle. The November 1 date is thought to, among other things, be a better measurement date as it is more closely aligned with the Company’s budgeting and strategic-planning cycle and the year-end balance sheet date.
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

Investment in and loans to joint ventures
The Company uses the equity method to account for its investments in various joint ventures as described in Note 10. Under the equity method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment account. If the Company makes loans to its joint ventures, which it has done historically, such loans are included in the investment account.
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
ARI also previously sponsored a retiree health care plan covering certain employees. Benefit costs accrued during the years employees rendered service. The retiree medical plan was terminated effective December 31, 2013. Amounts recognized in the consolidated balance sheets related to this plan were a benefit obligation of less than $0.1 million at both December 31, 2015 and December 31, 2014 and accumulated other comprehensive income pre-tax of $0.7 million at both December 31, 2015 and 2014.
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
Use of estimates
ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include, but are not limited to, deferred taxes, workers' compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets, goodwill impairment, share-based compensation fair values and the reserve for warranty claims. Actual results could differ from those estimates.
Share-based compensation
The share-based compensation cost recorded for stock appreciation rights (SARs) is based on their fair value. For further discussion of share-based compensation refer to Note 16.

Reclassifications
Certain prior-period amounts on the consolidated financial statements and in the notes to the consolidated financial statements, specifically Note 7 - Inventories, net, have been reclassified to conform to current-period presentation. There have been no material reclassifications during the current period.
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
The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of December 31, 2015 and 2014:

•
Cash and cash equivalents, restricted cash, accounts receivable, amounts due to/from affiliates, accounts payable and accrued expenses approximate fair values because of the short maturity or the liquid nature of these instruments.

•	The carrying value of the December 2015 revolving credit facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input).

•
The fair value of the private placement notes are calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy. The fair value of the Notes outstanding was $608.4 million as of December 31, 2015.

•
Term Loan fair value estimates were based upon estimates by various banks determined by trading levels on the date of measurement using a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy. The fair value of the Term Loans outstanding was $409.0 million as of December 31, 2014.

•
The Company's pension plans' investments in equity securities, exchange traded funds and U.S. government treasury instruments are valued based on quoted prices in active markets (Level 1) and short-term investments, collective funds and asset backed securities are valued based on derived prices in active markets (Level 2).

Note 6 – Accounts Receivable, net
Accounts receivable, net, consists of the following:

	December 31,
	2015	2014
	(in thousands)
Accounts receivable, gross	$30,422	$34,790
Less allowance for doubtful accounts	(1,404)	(1,172)
Total accounts receivable, net	$29,018	$33,618

The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$1,172	$109	$655
Provision	234	1,064	48
Write-offs	(2)	(2)	(598)
Recoveries	—	1	4
Ending balance	$1,404	$1,172	$109
Note 7 – Inventories, net
Inventories consist of the following:

	December 31,
	2015	2014
	(in thousands)
Raw materials	$65,575	$67,773
Work-in-process	31,184	33,643
Finished products	3,393	18,144
Total inventories	100,152	119,560
Less reserves	(3,187)	(2,553)
Total inventories, net	$96,965	$117,007
Inventory reserves consist of the following:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Beginning Balance	$2,553	$2,314	$2,410
Provision	1,145	420	316
Write-offs	(511)	(181)	(412)
Ending Balance	$3,187	$2,553	$2,314

Note 8 – Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	December 31,
	2015	2014
	(in thousands)
Operations / Corporate:
Buildings	$167,537	$164,087
Machinery and equipment	219,488	196,768
Land	3,687	3,537
Construction in process	16,784	11,612
	407,496	376,004
Less accumulated depreciation	(231,185)	(215,217)
Property, plant and equipment, net	$176,311	$160,787
Railcar Leasing:
Railcars on leases	$906,786	$695,226
Less accumulated depreciation	(58,069)	(31,911)
Railcars on leases, net	$848,717	$663,315
Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company's depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company's cost to produce railcars shipped or to be shipped for lease.
As of December 31, 2015, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

2016	$127,655
2017	112,673
2018	99,198
2019	80,841
2020	46,098
2021 and thereafter	57,879
Total	$524,344
Depreciation expense
The following table summarizes depreciation expense:

	December 31,
	2015	2014	2013
	(in thousands)
Total depreciation expense	$45,729	$34,212	$27,712
Depreciation expense on leased railcars	$26,163	$16,454	$9,799
Note 9 – Goodwill
As of December 31, 2015, the Company had $7.2 million of goodwill related to the March 2006 acquisition of Custom Steel; a subsidiary of Steel Technologies, Inc. The results attributable to Custom Steel are included in the manufacturing segment.

The Company performed a qualitative assessment as of March 1, 2015 and November 1, 2015 by considering the following relevant factors to determine whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount.

•
The North American railcar market has been, and ARI expects it to continue to be, highly cyclical. Based upon third party forecasts for the industry over the next several years, the Company expects demand will be near historical average levels.

•	ARI is subject to various laws and regulations. No significant assessments have been made by the various regulatory agencies against ARI.

•	The railcar manufacturing industry has historically been and continues to be extremely competitive.

•
ARI experienced three strong years of railcar order activity in 2012, 2013 and 2014. As the railcar industry was at a record backlog level at December, 31, 2014, orders slowed in 2015. However, the Company expects demand to be relatively consistent with historical average levels in line with industry forecasts, as mentioned above.

•
The primary long-lived assets at the reporting unit are machines with uses in various applications for numerous markets and industries. As such, management does not believe that there has been a significant decrease in the market value of the reporting unit’s long-lived assets.

•	The reporting unit has a history of positive operating cash flows that is expected to continue.

•	No part of the reporting unit’s net income is comprised of significant non-operating or non-recurring gains or losses, and no significant changes in balance sheet accruals were noted.

•	In addition, during 2015 there were no significant changes in the following with regard to the reporting unit that the Company expects to impact future results:

•	Key personnel;

•	Business strategy;

•	Buyer or supplier bargaining power; and

•	Legal factors.
After assessing the above factors, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary. Additionally, no impairment was recognized in any prior periods and there were no indicators of impairment since the annual assessment date.
Note 10 – Investments in and Loans to Joint Ventures
As of December 31, 2015, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	December 31,
	2015	2014
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,776	$9,194
Axis	19,621	19,974
Total investments in and loans to joint ventures	$27,397	$29,168
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
Summary financial position information for Ohio Castings, the investee company, in total, are as follows:

	December 31,
	2015	2014
	(in thousands)
Financial position:
Current assets	$14,589	$21,607
Non-current assets	9,921	9,085
Total assets	24,510	30,692
Current liabilities	4,261	5,673
Members’ equity	20,249	25,019
Total liabilities and members’ equity	$24,510	$30,692
Summary financial results of operations for Ohio Castings, the investee company, in total, are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Results of operations:
Revenues	$74,113	$83,872	$55,497
Gross profit	$4,787	$8,277	$2,993
Net earnings	$1,230	$5,906	$1,115
Axis
ARI, through ARI Component, owns a portion of a joint venture, Axis, to manufacture and sell railcar axles. ARI currently owns 41.9% of Axis, while a minority partner owns 9.7%, and the other significant partner owns 48.4%.
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
Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During 2015 and 2014, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, including interest, due to ARI Component, was $23.6 million and $29.1 million as of December 31, 2015 and 2014, respectively.

ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2017. The other significant joint venture partner has indicated its intent to also fund the cash needs of Axis through loans and capital contributions through at least March 31, 2017.
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
Summary combined financial position information for Axis, the investee company, in total, are as follows:

	December 31,
	2015	2014
	(in thousands)
Financial position:
Current assets	$8,009	$7,510
Non-current assets	31,494	33,838
Total assets	39,503	41,348
Current liabilities	14,544	17,356
Non-current liabilities	35,439	47,253
Total liabilities	49,983	64,609
Members’ deficit	(10,480)	(23,261)
Total liabilities and members’ deficit	$39,503	$41,348

Summary combined financial results of operations for Axis, the investee company, in total, are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Results of operations:
Revenues	$70,289	$69,667	$53,944
Gross profit	$17,961	$5,496	$5,645
Earnings before interest	$16,972	$4,496	$4,724
Net earnings (loss)	$12,782	$(390)	$(652)
As of December 31, 2015, the investment in Axis was comprised entirely of ARI's term loan, which the Company has evaluated to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.
Amtek Railcar
The Company also previously held, through its wholly-owned direct and indirect subsidiaries, ARM I and ARM II, a 50.0% ownership interest in Amtek Railcar Industries Private Limited (Amtek Railcar), a joint venture that was formed to produce railcars and railcar components in India for sale by the joint venture. The Company, sold its subsidiaries, ARM I and ARM II, thereby selling all of its ownership interest in Amtek Railcar to a third party pursuant to a purchase agreement entered into on December 27, 2013. As a result of the sale, the Company no longer participates in Amtek Railcar. This sale resulted in a loss of $5.9 million in addition to the Company's $2.8 million share of Amtek Railcar's losses for 2013 for a total loss related to the Company's interest in Amtek Railcar of $8.7 million in 2013. Amtek Railcar incurred a net loss of $5.6 million during 2013.
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
The overall change in the Company's warranty reserve is reflected on the consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Liability, beginning of year	$953	$1,385	$1,374
Provision for warranties issued during the year, net of adjustments	1,235	1,263	1,453
Adjustments to warranties issued during previous years	(16)	(261)	(788)
Warranty claims	(757)	(1,434)	(654)
Liability, end of year	$1,415	$953	$1,385
Note 12 – Debt
LLI, LLII and LLIII Lease Fleet Financings
From time to time, the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings in order to, among other things, support and grow its railcar leasing business. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLI, LLII and LLIII without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease LLI's, LLII's and LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. See Note 19, Related Party Transactions, for further discussion regarding these agreements with ARL.
December 2012 lease fleet financing
In December 2012, LLI entered into a senior secured delayed draw term loan facility (Original Term Loan). The Original Term Loan provided for an initial draw at closing (Initial Draw) and allowed for up to two additional draws. Upon closing, the Initial Draw was $98.4 million, net of fees and expenses.
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
January 2014 lease fleet refinancing
In January 2014, LLI refinanced its Original Term Loan under an amended and restated credit agreement (Amended and Restated Credit Agreement). In connection with the refinancing, LLI entered into a new senior secured term loan facility in an aggregate principal amount of $316.2 million, net of fees and expenses (Refinanced Term Loan). Of this amount, $194.2 million was used to refinance the Original Term Loan, resulting in net proceeds of $122.0 million. In conjunction with the refinancing, the Company incurred a $1.9 million loss, which is shown as 'Loss on debt extinguishment' on the consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the Original Term Loan. As of December 31, 2014, the outstanding principal balance on the Refinanced Term Loan, including the current portion, was $309.0 million.

The Refinanced Term Loan accrued interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0%, for a rate of 2.2% as of December 31, 2014. Pursuant to the terms of the Amended and Restated Credit Agreement, the Company was required to maintain deposits in an interest reserve bank account equal to seven months of interest payments. As of December 31, 2014, the interest reserve amount was $3.9 million and included within 'Restricted cash' on the consolidated balance sheet.
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
January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an Indenture. The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. In conjunction with the refinancing, the Company incurred a $2.1 million loss, which is shown as 'Loss on debt extinguishment' on the consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the LLI and LLII lease fleet financings. As of December 31, 2015, there were $226.3 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Indenture, the Company is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of December 31, 2015, the liquidity reserve amount was $16.9 million, and included within 'Restricted cash' on the consolidated balance sheets.
LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date and the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The Indenture contains covenants which limit, among other things, LLIII's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all of these covenants as of December 31, 2015.
As of December 31, 2015, the principal payments remaining on the Notes were as follows:

	Payments due by Period
	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Notes	$25,783	$25,588	$25,590	$25,507	$26,354	$472,974
ARI Lease fleet financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million under a credit agreement (2015 Credit Agreement). See 'Liquidity and Capital Resources' section for further discussion regarding the incremental borrowing provision under the 2015 Credit Agreement. The initial Revolving Loan obtained at closing amounted to approximately $99.5 million, net of fees and expenses. In February 2016, we repaid amounts outstanding under the Revolving Loan in full and as of the date of this report, the Company has borrowing availability of $200.0 million under this facility.
The Revolving Loan accrues interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%, for a rate of 1.9% as of December 31, 2015. Interest is payable on the last day of each 1, 2, or 3-month interest period, the day of any mandatory prepayment, and the maturity date.
The Revolving Loan and the other obligations under the 2015 Credit Agreement are fully recourse to the Company and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by the Company (the Election), the applicable railcar management agreement with ARL. See Note 19, Related Party Transactions, for further discussion regarding this agreement with ARL.
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of December 31, 2015.
The future contractual minimum rental revenues related to the railcars pledged under all Lease Fleet Financings as of December 31, 2015 were as follows (in thousands).

2016	$83,293
2017	68,352
2018	55,015
2019	39,609
2020	21,079
2021 and thereafter	22,528
Total	$289,876

As of December 31, 2015 and December 31, 2014, the net book value of the railcars that were pledged as part of the Lease Fleet Financings was $563.7 million and $277.0 million, respectively.
2007 Senior Unsecured Notes
In February 2007, the Company completed the offering of $275.0 million senior unsecured fixed rate notes, which were subsequently exchanged for registered notes in March 2007 (2007 Notes). The 2007 Notes bore interest at a fixed interest rate of 7.5%.
On September 4, 2012, ARI completed a voluntary partial early redemption of $100.0 million of the 2007 Notes and on March 1, 2013, ARI completed a voluntary redemption of the remaining $175.0 million of 2007 Notes outstanding at par, plus any accrued and unpaid interest. In conjunction with the 2013 redemption, the Company incurred a $0.4 million loss, which is shown as 'Loss on debt extinguishment' on the consolidated statements of operations. This non-cash charge is related to the accelerated write-off of the remaining portion of deferred debt issuance costs incurred in connection with the 2007 Notes.

Note 13 – Income Taxes
Income tax expense consists of:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$11,322	$(10,569)	$9,379
State and local	3,587	3,100	3,134
Foreign	738	174	353
Total current	15,647	(7,295)	12,866
Deferred
Federal	56,431	63,577	33,842
State and local	5,221	8,804	5,725
Foreign	(8)	(12)	7
Total deferred	61,644	72,369	39,574
Total income tax expense	$77,291	$65,074	$52,440
The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Computed income tax expense	$73,760	$57,612	$48,768
State and local tax expense	4,207	6,709	5,544
Permanent differences, including domestic production activities deduction	(724)	523	(626)
Adjustments for uncertain tax positions	204	206	(166)
Other, net	(156)	24	(1,080)
Total income tax expense	$77,291	$65,074	$52,440

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	December 31,
	2015	2014
	(in thousands)
Current deferred tax assets
Provisions not currently deductible	$—	$7,234
Tax credits and other	—	246
Net operating loss —state	—	208
Total current deferred tax asset	—	7,688
Non-current deferred tax assets
Provisions not currently deductible	8,192	392
Stock based compensation	110	136
Net operating loss carryforwards—federal and state	173	—
Net capital loss carryforwards—federal and state	1,859	1,859
Tax credits and other	519	—
Pensions and post retirement	3,223	3,095
Total non-current deferred tax asset	14,076	5,482
Total deferred tax asset	$14,076	$13,170
Non-current deferred tax liabilities
Investment in joint ventures/partnerships	$(2,056)	$(2,269)
Property, plant and equipment	(234,358)	(171,562)
Total deferred tax liability	$(236,414)	$(173,831)
The net deferred tax asset (liability) is classified in the consolidated balance sheets as follows:

	December 31,
	2015	2014
	(in thousands)
Current deferred tax assets	$—	$7,688

Non-current deferred tax assets	14,076	5,482
Non-current deferred tax liability	(236,414)	(173,831)
Non-current deferred tax liability, net	(222,338)	(168,349)

Current deferred tax asset	—	7,688
Non-current deferred tax liability, net	(222,338)	(168,349)
Net deferred tax liability	$(222,338)	$(160,661)
During the fourth quarter of 2015, the Company early adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, on a prospective basis. Therefore, as of December 31, 2015, these deferred tax assets and liabilities are classified as non-current and netted in the consolidated balance sheet as they are attributable to the same tax-paying components of the Company, as well as the same tax jurisdictions. The adoption of ASU 2015-17 did not have an impact on the Company’s consolidated results of operations, net assets, or cash flows. As of December 31, 2014, these deferred tax assets and liabilities were classified as either current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that was not related to an asset or liability for financial reporting, including deferred taxes related to carryforwards, was classified according to the expected reversal date of the temporary differences as of December 31, 2014.
ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative undistributed earnings of its Canadian subsidiary. Such undistributed earnings from ARI's Canadian subsidiary have been included in consolidated retained earnings in the amount of $2.6 million and $2.8 million as of December 31, 2015 and 2014, respectively. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2015 and 2014 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant.
As of December 31, 2015, the Company had state net operating loss carryforwards in the amount of $3.7 million, which expire between 2015 and 2034. In 2014, ARI had state net operating loss carryforwards of $4.3 million.
In 2015, the Company continued to carry forward its federal capital losses of $4.8 million. In 2014, the Company had a federal net operating loss of $34.0 million, all of which was carried back to offset prior years' taxable income. The Company carried forward its alternative minimum tax credits of $1.3 million related to the 2014 carryback of the federal net operating loss. The entire balance of these alternative minimum tax credits were utilized in 2015.
As of December 31, 2015, the Company's gross unrecognized tax benefits were $1.7 million, of which $1.2 million, net of federal benefit on state matters, would impact the effective tax rate if reversed. As of December 31, 2014, the Company's gross unrecognized tax benefits were $1.4 million, of which $1.0 million, net of federal benefit on state matters, would impact the effective tax rate if reversed.
The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$1,422	$1,142	$1,744
Increases in tax positions for prior years	30	91	53
Increases in tax positions for current year	298	189	103
Settlements and decreases in tax positions	(66)	—	(716)
Expirations of statutes	—	—	(42)
Ending balance	$1,684	$1,422	$1,142
The total amount of interest and penalties included in the tax provision as an income tax expense for the years ended December 31, 2015 and 2014 was $0.1 million each year. The Company believes it is possible that within the next twelve months its unrecognized tax benefits could change up to $1.0 million as a result of the Company's analysis of state tax filing requirements.
The statute of limitation on the Company's 2011 federal income tax return expired in September 2015. The Company's federal income tax returns for tax years 2012 and beyond remain subject to examination, with the latest statute of limitations expiring in September 2019.
Certain of the Company's 2008 through 2011 state income tax returns and all of the Company's state income tax returns for 2012 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2020, upon the filing of the 2015 state tax returns. The Company's foreign subsidiary's income tax returns for 2011 and beyond remain open to examination by foreign tax authorities.
The Company implemented the recent regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition with the filing of its 2014 tax return. The Company is further evaluating whether any additional future deductions may be deemed appropriate under the regulations. Presently, the Company does not anticipate a material impact to its financial condition or results of operations.
Note 14 – Pension Plans
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

The change in the pension benefit obligation, change in plan assets and the funded status is as follows:

	Years Ended December 31,
	2015	2014
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$25,863	$21,491
Service cost	177	227
Interest cost	947	970
Actuarial (gain) loss	(998)	4,451
Assumed administrative expenses	(177)	(227)
Benefits paid	(1,075)	(1,049)
Benefit obligation at December 31	$24,737	$25,863
Change in plan assets
Plan assets at January 1	$17,281	$16,731
Actual return on plan assets	(358)	888
Administrative expenses	(177)	(227)
Employer contributions	541	938
Benefits paid	(1,075)	(1,049)
Plan assets at fair value at December 31	$16,212	$17,281
Funded status
Benefit obligation in excess of plan assets at December 31	$(8,525)	$(8,582)
Amounts recognized in the consolidated balance sheets are as follows:

	Years Ended December 31,
	2015	2014
	(in thousands)
Accrued benefit liability—short term	$(112)	$(112)
Accrued benefit liability—long term	(8,413)	(8,470)
Net liability recognized at December 31	$(8,525)	$(8,582)
Net actuarial loss	$(8,747)	$(8,902)
Net prior service cost	(17)	(25)
Accumulated other comprehensive loss pre-tax at December 31	$(8,764)	$(8,927)

The short-term liability has been reported within 'Accrued compensation' on the consolidated balance sheets.

The components of net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Components of net periodic benefit cost
Service cost	$177	$227	$198
Interest cost	947	970	882
Expected return on plan assets	(1,282)	(1,251)	(1,114)
Recognized actuarial loss	798	269	767
Amortization of prior service cost	8	8	8
Total net periodic benefit cost	$648	$223	$741

The Company amortizes actuarial loss and gain using a weighted average amortization period for all plans of 9 years. The net actuarial loss that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit costs during the year ended December 31, 2016 is $0.8 million.
Additional information
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

2016	$1,154
2017	1,192
2018	1,254
2019	1,295
2020	1,327
2021 and thereafter	7,162
The Company expects to contribute $0.1 million to its pension plans in 2016.
Pension costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected return on plan assets, mortality rates and retirement rates, as discussed below:
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
The decrease in the discount rates and the use of the updated mortality tables and projection scales resulted in an increase in the benefit obligation, which will be amortized through actuarial losses. The assumptions used to determine end of year benefit obligations are shown in the following table:

	Years Ended December 31,
	2015	2014
Discount rate	4.08%	3.75%
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Years Ended December 31
	2015	2014	2013
Discount rate	3.75%	4.64%	3.70%
Expected return on plan assets	7.50%	7.50%	7.50%
The Company's pension plans' asset valuation in the fair value hierarchy levels, discussed in detail in Note 5, along with the weighted average asset allocations as of December 31, 2015, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset Category
Short-term investments	$—	$607	$—	$607
Corporate stocks - common	3,831	—	—	3,831
Mutual funds - equity	5,775	—	—	5,775
Debt securities
Exchange traded funds	4,938	—	—	4,938
Government	608	—	—	608
Asset backed	—	453	—	453
Total assets at fair value	$15,152	$1,060	$—	$16,212

The Company's pension plans' asset valuation in the fair value hierarchy levels, along with the weighted average asset allocations as of December 31, 2014, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset Category
Short-term investments	$—	$753	$—	$753
Corporate stocks - common	4,092	—	—	4,092
Mutual funds - equity	6,084	—	—	6,084
Debt securities
Exchange traded funds	5,698	—	—	5,698
Government	526	—	—	526
Asset backed	—	128	—	128
Total assets at fair value	$16,400	$881	$—	$17,281

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
Note 15 – Commitments and Contingencies
As of December 31, 2015, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows (in thousands):

2016	$1,336
2017	930
2018	881
2019	881
2020	921
2021 and thereafter	2,017
Total	$6,966
Total rent expense for the years ended December 31, 2015, 2014 and 2013 was $2.6 million, $2.6 million and $2.4 million, respectively.
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
Certain real property ARI acquired from ACF Industries LLC (ACF) in 1994 had been involved in investigation and remediation activities to address contamination both before and after their transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, the Company's principal beneficial stockholder through Icahn Enterprises L.P. (IELP). Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, ARI does not believe it will incur material costs in connection with activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of any additional investigation or remediation that may be required. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its financial condition or results of operations.
ARI is a party to collective bargaining agreements with labor unions at two repair facilities that will expire in September 2016 and January 2021. ARI is also party to a collective bargaining agreement with a labor union at a parts manufacturing facility that will expire in April 2017.
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
On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. (Gyansys). The complaint asserts a claim against Gyansys for breaching its contract with ARI to implement an enterprise resource planning system. The Company seeks to recover monetary damages in an amount still to be determined, but which ARI alleged exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against ARI for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, the Company does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. On September 9, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim. However, ARI continues to believe that Gyansys' counterclaims lack merit and will continue to vigorously defend against these counterclaims.
Note 16 – Share-based Compensation
The Company accounts for share-based compensation granted under the Amended and Restated 2005 Equity Incentive Plan (the 2005 Plan) based on the fair values calculated using the Monte Carlo and Black-Scholes-Merton (Black-Scholes) option-pricing formulas. The 2005 Plan is administered by the Company's board of directors or a committee of the board.
The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1,000,000 shares of the Company's common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. The Company has not granted options since January 2006, all of which have been exercised or expired unexercised prior to 2012. As a result, the Company did not recognize any compensation expense related to stock options during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, an aggregate of 795,957 shares were available for issuance in connection with future equity instrument grants under the Company's 2005 Plan.
Stock appreciation rights
Beginning in 2007, the compensation committee of the Company's board of directors periodically issued stock appreciation rights (SARs) to certain employees under the 2005 Plan. SARs are subject to certain vesting provisions as stipulated for each individual grant and generally have an expiration period of 7 years. SARs granted under the 2005 Plan must have an exercise price at or above the fair market value on the date of grant.
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
The following table presents the amounts incurred by ARI for share-based compensation, or SARs and the corresponding line items on the consolidated statements of operations that they are classified within:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Share-based compensation expense:
Cost of revenues: Manufacturing	$89	$697	$909
Cost of revenues: Railcar Services	7	186	234
Selling, general and administrative	550	2,309	3,986
Total share-based compensation expense	$646	$3,192	$5,129
Income tax benefits related to share-based compensation arrangements were $0.4 million, $2.1 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
SARs are generally granted with a three year vesting period and vest in three equal increments on the first, second and third anniversaries of the grant date. Each holder must remain employed by the Company through each such date in order to vest in the corresponding number of SARs. Prior to 2014, various awards also had either market or performance conditions, and with the exception of the 2008 grants, those special conditions were achieved.
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
The fair value of all unexercised SARs is determined at each reporting period under the Monte Carlo and Black-Scholes option pricing methodologies based on the inputs in the table below, which projected that the specific performance targets for applicable grants will be fully met. The fair value of the SARs is expensed on a graded vesting basis over the vesting period. Changes in the fair value of vested SARs are expensed in the period of change. The following table provides an analysis of all SARs outstanding and assumptions that were used as of December 31, 2015:

	Grant Year
	2015	2014	2012	2011	2010	2009
SARs outstanding	111,099	72,938	12,663	6,868	250	225
Weighted average exercise price	$50.27	$50.06	$29.31	$24.45	$13.34	$6.71
Weighted average expected volatility range	44.8%	44.6%	46.3%	46.3%	55.1%	55.1%
Weighted average risk-free interest rate range	1.5%	1.3%	1.1%	0.6%	0.6%	0.6%
Expected Dividend yield	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%
Forfeiture Rate on unvested SARs	4.0%	4.0%	N/A	N/A	N/A	N/A
The stock volatility rate was determined using the volatility rates of the Company's common stock over the same period as the expected life of each grant. The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the SARs at the time of grant. The expected dividend yield was determined using the most recent quarter's dividend. The expected life for each grant was calculated using the simplified method prescribed by the Securities and Exchange Commission (SEC) due to inadequate exercise activity for the Company's SARs. The simplified method uses the average of the vesting period and expiration period.
The following is a summary of SARs activity under the 2005 Plan:

	Stock Appreciation Rights (SARs)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of SARs	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	597,392	$21.54
Granted	—	$—
Cancelled/Forfeited	(41,114)
Exercised	(349,044)
Outstanding at December 31, 2013	207,234	$25.85
Granted	119,342	$49.31
Cancelled/Forfeited	(50,550)
Exercised	(136,915)
Outstanding at December 31, 2014	139,111	$41.02
Granted	134,037	$50.27
Cancelled/Forfeited	(29,817)
Exercised	(39,288)
Outstanding at December 31, 2015	204,043	$47.93	63 months	$11.38	$382
Exercisable at December 31, 2015	48,761	$40.68	40 months	$12.69	$382

As of December 31, 2015, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $0.7 million and were expected to be recognized over a weighted average period of 24 months.
Note 17 – Stock Repurchase Program
On July 28, 2015, the Company's board of directors authorized a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company may, from time to time, repurchase up to $250.0 million of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. Under the Stock Repurchase program, 1,507,766 shares were repurchased during 2015, at a cost of $57.4 million.
See Note 23, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to December 31, 2015.
Note 18 – Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance December 31, 2012	$1,213	$1,562	$(3,162)	$(387)
Currency translation	—	(802)	—	(802)
Minimum pension liability re-valuation, net of tax effect of $1,893	—	—	2,877	2,877
Amortization of net actuarial gain, net of tax effect of $177	—	—	(1,969)	(1,969)
Unrealized gain on Available for Sale Securities, net of tax effect of $702 (1)	(1,213)	—	—	(1,213)
Balance December 31, 2013	$—	$760	$(2,254)	$(1,494)
Currency translation	—	(1,035)	—	(1,035)
Minimum pension liability re-valuation, net of tax effect of $1,755	—	—	(2,784)	(2,784)
Amortization of net actuarial gain, net of tax effect of $24			(36)	(36)
Balance December 31, 2014	$—	$(275)	$(5,074)	$(5,349)
Currency translation	—	(1,955)	—	(1,955)
Minimum pension liability re-valuation, net of tax effect of $228	—	—	(414)	(414)
Amortization of net actuarial loss, net of tax effect of $293			463	463
Balance December 31, 2015	$—	$(2,230)	$(5,025)	$(7,255)

(1)—	This accumulated other comprehensive income component relates to realized gains on available for sale securities sold. See Note 4 for further details and pre-tax amounts.

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
For the years ended December 31, 2015, 2014 and 2013, ARI purchased $18.1 million, $5.1 million, and $0.3 million, respectively, of components from ACF.
Purchasing and engineering services agreement
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI's audit committee. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a non-exclusive, non-assignable license to certain of ARI's intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In November 2015, ARI and ACF amended this agreement to, among other provisions, extend the termination date to December 31, 2016 from December 31, 2015, subject to certain early termination events.
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
For the years ended December 31, 2015, 2014 and 2013, revenues of $9.6 million, $19.0 million, and $12.3 million respectively, were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the consolidated statements of operations.
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
For the year ended December 31, 2015 revenues of less than $0.1 million were recorded under this agreement.
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
For the years ended December 31, 2015, 2014 and 2013, revenues of $24.9 million, $19.3 million, and $17.2 million were recorded under the Railcar Services Agreement, respectively. These revenues are included under railcar services revenues from affiliates on the consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company's audit committee.
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
On February 29, 2012, the Company entered into a railcar management agreement with ARL (the ARI railcar management agreement). The agreement, as amended was effective January 1, 2011, will continue through December 31, 2018 and thereafter it automatically renews for additional one-year periods unless written notice is received from either party at least six months prior to the expected renewal. In December 2012, LLI entered into a similar agreement with ARL (the LLI railcar management agreement). In January 2014, LLI and ARL amended the LLI railcar management agreement to, among other provisions, extend the termination date to January 15, 2020. On October 16, 2014, LLII entered into a railcar management agreement with ARL (the LLII railcar management agreement). Under the ARI and LLI railcar management agreements, in addition to the management fee, ARL receives a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.
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
For the years ended December 31, 2015, 2014 and 2013, total lease origination and management fees incurred under the Railcar Management Agreements were $7.0 million, $5.1 million and $2.3 million, respectively. These fees are included in cost of revenues for railcar leasing on the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, total sales commissions incurred were $1.0 million, $0.6 million and $0.4 million, respectively. These costs are included in selling, general and administrative costs on the consolidated statements of operations.

Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements, as well as on a purchase order basis. Revenues from railcars sold to the IELP Entities were $259.9 million, $226.9 million and $238.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in manufacturing revenues from affiliates on the consolidated statements of operations. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company's audit committee.
Agreements with other related parties
The Company's Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $23.6 million and $29.1 million as of December 31, 2015 and 2014, respectively. See Note 10 for further information regarding this transaction and the terms of the underlying loans.
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
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 then continues until terminated by either party, in accordance with the provisions of the agreement. For the years ended December 31, 2015, 2014 and 2013, MWR collected scrap material totaling $4.2 million, $8.7 million and $7.4 million, respectively. This agreement was approved by the independent directors of the Company's audit committee.
Insight Portfolio Group LLC (Insight Portfolio Group), is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group.
During each of the years ended December 31, 2015, 2014 and 2013, the Company incurred $0.2 million of fees as a member of Insight Portfolio Group. These charges are included in selling, general and administrative costs on the consolidated statements of operations.
In March 2014, the Company appointed Mr. Yevgeny Fundler as its senior vice president, general counsel, and secretary. In March 2014, Mr. Fundler also assumed the role of general counsel with ARL. In addition, since March 2010, he has consulted for Insight Portfolio Group as its general counsel. The independent directors of the Company's audit committee considered Mr. Fundler's provision of services to ARL and Insight Portfolio Group in connection with their review and approval of Mr. Fundler's employment by the Company. On February 19, 2016, ARI, ARL and Mr. Fundler agreed that, effective March 1, 2016, Mr. Fundler will cease to be an employee of ARL. In connection with this change, the Company entered into a consulting services agreement with ARL, pursuant to which ARI agreed to designate and cause one or more of its employees to be available to provide legal services to ARL. See Item 9B for further discussion of this agreement.
Financial information for transactions with related parties
Cost of revenues for manufacturing for the years ended December 31, 2015, 2014 and 2013 included $141.5 million, $127.7 million and $89.3 million, respectively, in railcar components purchased from joint ventures.
Inventory as of December 31, 2015 and 2014, included $7.9 million and $6.6 million, respectively, of railcar components purchased from joint ventures. As of December 31, 2015 and 2014, all profit for this inventory still on hand was eliminated.
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

	Revenues				Capital Expenditures	Depreciation & Amortization
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
For the Year Ended December 31, 2015
Manufacturing	$700,061	$319,399	$1,019,460	$240,891	$21,589	$15,024
Railcar leasing	116,714	—	116,714	70,319	211,646	26,163
Railcar services	72,561	1,936	74,497	13,898	8,865	2,818
Corporate	—	—	—	(18,779)	6,160	1,724
Eliminations	—	(321,335)	(321,335)	(79,623)	—	—
Total Consolidated	$889,336	$—	$889,336	$226,706	$248,260	$45,729

For the Year Ended December 31, 2014
Manufacturing	$600,326	$419,295	$1,019,621	$262,937	$13,298	$14,472
Railcar leasing	65,108	—	65,108	36,090	307,820	16,454
Railcar services	67,572	270	67,842	10,366	4,672	2,609
Corporate	—	—	—	(18,339)	1,960	677
Eliminations	—	(419,565)	(419,565)	(120,996)	—	—
Total Consolidated	$733,006	$—	$733,006	$170,058	$327,750	$34,212

For the Year Ended December 31, 2013
Manufacturing	$646,100	$217,922	$864,022	$190,075	$12,168	$14,504
Railcar leasing	31,871	—	31,871	14,876	162,068	9,799
Railcar services	72,621	233	72,854	14,325	5,925	2,506
Corporate	—	—	—	(17,085)	3,932	903
Eliminations	—	(218,155)	(218,155)	(51,284)	—	—
Total Consolidated	$750,592	$—	$750,592	$150,907	$184,093	$27,712

Total Assets

	December 31,
	2015	2014	2013
	(in thousands)
Manufacturing	$272,721	$318,157	$264,689
Railcar leasing	1,195,261	908,010	478,000
Railcar services	56,880	52,639	52,150
Corporate/Eliminations	5,293	(86,397)	30,770
Total Consolidated	$1,530,155	$1,192,409	$825,609
Geographic Concentrations
The Company's operations are primarily located in the United States. The Company's foreign sales revenues were, in the aggregate, 4.9%, 4.2% and 2.0% of total consolidated revenues for 2015, 2014 and 2013, respectively. Total foreign assets were, in the aggregate, 0.8% and 1.0% of total consolidated assets as of December 31, 2015 and 2014, respectively.
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

	December 31,
	2015	2014	2013
Manufacturing	30.3%	33.5%	33.4%
Railcar Leasing	—%	—%	—%
Railcar Services	2.8%	2.6%	2.3%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the years ended December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
IELP Entities	29.2%	31.0%	31.7%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of December 31, 2015 and 2014.

	December 31,
	2015	2014
Manufacturing receivables from significant customers	20.9%	60.5%
Note 21 – Supplemental Cash Flow Information
ARI received interest income of $2.2 million, $2.5 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
ARI paid interest expense, net of capitalized interest, of $20.7 million, $6.9 million and $11.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

ARI received net tax refunds of $15.9 million for the year ended December 31, 2015 and paid $24.2 million and $17.0 million of taxes, net of refunds, for the years ended December 31, 2014 and 2013, respectively.
ARI paid $1.0 million, $5.3 million and $8.2 million to employees related to SARs exercises during the years ended December 31, 2015, 2014 and 2013, respectively.
ARI had $2.4 million, $3.3 million and $1.8 million of capital expenditures in accounts payable and accrued expenses and taxes on the consolidated balance sheets at December 31, 2015, 2014 and 2013, respectively.
Note 22 – Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2015
Revenues	$263,776	$191,998	$172,667	$260,895
Gross profit	67,696	60,554	57,552	71,745
Net earnings	34,976	32,969	29,357	36,151
Net earnings per common share-basic and diluted	$1.64	$1.54	$1.39	$1.82

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2014
Revenues	$182,115	$237,509	$162,842	$150,540
Gross profit	45,894	58,670	46,849	47,927
Net earnings	20,770	32,216	23,824	22,723
Net earnings per common share-basic and diluted	$0.97	$1.51	$1.12	$1.06
Note 23 – Subsequent Events
On February 17, 2016, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of March 18, 2016 that will be paid on March 24, 2016.
The Company repurchased 161,085 shares under the Stock Repurchase Program subsequent to December 31, 2015, at a cost of $6.3 million, resulting in 19,683,446 shares outstanding as of February 19, 2016.
In February 2016, the Company repaid amounts outstanding under the Revolving Loan in full and as of the date of this report, the Company has borrowing availability of $200.0 million under this facility.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Grant Thornton, LLP, the independent registered public accounting firm, who also audited our consolidated financial statements. Grant Thornton's attestation report on our internal control over financial reporting is included herein.
Item 9B: Other Information
As previously disclosed, Mr. Yevgeny Fundler, our senior vice president, general counsel, and secretary also has been serving as general counsel of American Railcar Leasing LLC (ARL) since March 2014. ARL is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP).
On February 19, 2016, we, ARL and Mr. Fundler agreed that, effective March 1, 2016, Mr. Fundler will cease to be an employee of ARL. In connection with this change, we entered into a Consulting Services Agreement (the Consulting Agreement) with ARL, pursuant to which we agreed to designate and cause one or more of our employees to be available to provide legal services to ARL. We have initially designated Mr. Fundler to provide such services. We further reserved the right to refuse to provide for any legal services to ARL if we believe that the associated legal services would present an actual, potential or apparent conflict between us (including any lawyer providing the services) and ARL. As consideration for Mr. Fundler’s provision of legal services to ARL, ARL has agreed to pay us on a quarterly basis a fee equal to the pro rata portion of Mr. Fundler's salary for time spent on ARL matters. The Consulting Agreement becomes effective on March 1, 2016 and is terminable by either party upon at least five (5) business days prior written notice. The independent directors of our audit committee unanimously approved the Consulting Agreement. The above description of the Consulting Agreement is qualified in its entirety by reference to the text of the Consulting Agreement, a copy of which is attached hereto as Exhibit 10.49 and is incorporated herein by reference.

On February 19, 2016 our compensation committee approved an increase in Mr. Fundler’s salary, effective March 1, 2016, to $290,000. This increase was made primarily to reflect the new consulting arrangement described above, whereby ARL will cease to separately compensate Mr. Fundler and commence to reimburse us for its proportionate share of Mr. Fundler’s salary.

PART III
Item 10: Directors, Executive Officers and Corporate Governance
We have adopted a Code of Business Conduct and a Code of Ethics for Senior Financial Officers that applies to all of our directors, officers and employees. The Code of Business Conduct and Code of Ethics for Senior Financial Officers are posted on our website at americanrailcar.com under the caption “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Current Report on Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above.
The additional information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (2016 Proxy Statement) to be filed with the SEC within 120 days after the close of our fiscal year.
Item 11: Executive Compensation
Information required by this item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 14: Principal Accounting Fees and Services
Information required by this item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
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

American Railcar Industries, Inc.
Date: February 23, 2016	By:	/s/ Jeffrey S. Hollister
	Name:	Jeffrey S. Hollister
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey S. Hollister	President and Chief Executive Officer (principal executive officer)	February 23, 2016
Name: Jeffrey S. Hollister

/s/ Luke M. Williams	Interim Senior Vice President, Interim Chief Financial Officer and Interim Treasurer (principal financial and accounting officer)	February 23, 2016
Name: Luke M. Williams

/s/ SungHwan Cho	Director	February 23, 2016
Name: SungHwan Cho

/s/ Harold First	Director	February 23, 2016
Name: Harold First

/s/ James Pontious	Director	February 23, 2016
Name: James Pontious

/s/ J. Mike Laisure	Director	February 23, 2016
Name: J. Mike Laisure

/s/ Courtney Mather	Director	February 23, 2016
Name: Courtney Mather

/s/ Jonathan Christodoro	Director	February 23, 2016
Name: Jonathan Christodoro

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.14
Axis Credit Agreement dated as of December 28, 2007, as amended January 28, 2008, February 29, 2008, March 31, 2008 and August 5, 2009 (incorporated by reference to Exhibit 10.60 to ARI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.15
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

10.17
Lease Agreement, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.63 to ARI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 2, 2010). †

10.18
Fifth Amendment to the Axis Credit Agreement dated as of March 31, 2011. (incorporated by reference to Exhibit 10.64 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011).

10.19
Railcar Services Agreement dated as of April 15, 2011 between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.65 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011). †

10.20	Form of 2011 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.66 to ARI's Current Report on Form 8-K, filed with the SEC on May 13, 2011). #

10.21
Railcar Management Agreement dated as of February 29, 2012 between American Railcar Industries, Inc. and American Railcar Leasing LLC, together with the related Letter Agreement (incorporated by reference to Exhibit 10.39 to ARI's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 2, 2012). †

10.22
Sixth Amendment to the Axis Credit Agreement dated as of March 30, 2012 (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012). #

10.23
Form of 2012 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012). #

10.24
Seventh Amendment to the Axis Credit Agreement dated as of December 18, 2012 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC (incorporated by reference to Exhibit 10.44 to ARI's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013).

10.25
Purchasing and Engineering Services Agreement and License dated as of January 7, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC (incorporated by reference to Exhibit 10.48 to ARI's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013). †

10.26
Amendment No. 1 to the Longtrain Credit Agreement dated as of February 15, 2013 by and among Longtrain Leasing I, LLC and Fifth Third Bank, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.49 to ARI's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013).

10.27	American Railcar Industries, Inc. 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on July 11, 2013). #

10.28
Purchase Agreement dated as of December 27, 2013 by and between American Railcar Industries, Inc. and Cresta Fund Ltd (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on January 6, 2014).

10.29
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

10.30
Amendment No. 1 to the Longtrain Railcar Management Agreement dated as of January 15, 2014 by and between Longtrain Leasing I, LLC and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.2 to ARI's Current Report on Form 8-K, filed with the SEC on January 15, 2014).

10.31	American Railcar Industries, Inc. 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on July 14, 2014). #

10.32
Credit Agreement dated as of October 16, 2014 by and among Longtrain Leasing II, LLC, American Railcar Industries, Inc., Credit Suisse AG, New York Branch, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on October 22, 2014).

10.33
Railcar Management Agreement dated as of October 16, 2014 by and between Longtrain Leasing II, LLC and American Railcar Leasing LLC. (incorporated by reference to Exhibit 10.39 to ARI's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015). †

10.34
First Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 7, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of August 22, 2014 (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 30, 2014). †

10.35
Eighth Amendment to the Axis Credit Agreement dated as of December 31, 2013 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC (incorporated by reference to Exhibit 10.40 to ARI's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015).

10.36
Ninth Amendment to the Axis Credit Agreement dated as of December 22, 2014 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC (incorporated by reference to Exhibit 10.41 to ARI's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015).

10.37
Railcar Management Agreement dated as of January 29, 2015 by and between Longtrain Leasing III, LLC and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).†

10.38
Form of 2014 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 5, 2014). #

10.39
Offer Letter between American Railcar Industries, Inc. and Yevgeny Fundler, dated as of February 26, 2014 (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 5, 2014). #

10.40
Employment Agreement between American Railcar Industries, Inc. and Jeffrey S. Hollister, dated as of September 24, 2014 (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on September 24, 2014). #

10.41
Offer Letter between American Railcar Industries, Inc. and Umesh Choksi, dated as of September 24, 2014 (incorporated by reference to Exhibit 10.2 to ARI's Current Report on Form 8-K, filed with the SEC on September 24, 2014). #

10.42
First Amendment to the Railcar Management Agreement, dated as of December 31, 2015, between American Railcar Leasing LLC and American Railcar Industries, Inc. together with the related First Amendment to Letter Agreement(incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on December 15, 2015).†

10.43
Credit Agreement, Chattel Mortgage and Security Agreement, dated as of December 10, 2015, among American Railcar Industries, Inc. as debtor, the lenders that are signatories thereto, as the lenders, and Crédit Agricole Corporate and Investment Bank, as sole lead arranger and administrative agent (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on December 15, 2015).

10.44
Second Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of November 5, 2015*

10.45	Amended and Restated American Railcar, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on June 11, 2015). #

10.46	American Railcar Industries, Inc. 2015 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on June 5, 2015). #

10.47
Repair Services and Support Agreement dated as of April 24, 2015 by and between American Railcar Industries, Inc. and ACF Industries, LLC (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).†

10.48
Parts Purchasing and Sale Agreement dated as of April 24, 2015 by and between American Railcar Industries, Inc. and ACF Industries, LLC (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).†

10.49	Consulting Services Agreement dated as of March 1, 2016 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC * #

21.1	Subsidiaries of American Railcar Industries, Inc.*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Interim Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * *

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)*

*	Filed herewith

†
Confidential treatment has been requested and/or granted with respect to the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions has been filed separately with the SEC.

* *	Furnished herewith

#	Indicates management contract or compensatory plan or arrangement.