Form 10-Q
period 2016-03-31
American Railcar Industries, Inc.
filed 2016-04-29
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on April 27, 2016 was 19,561,211 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$208,081	$298,064
Restricted cash	16,776	16,917
Accounts receivable, net	28,392	29,018
Accounts receivable, due from related parties	7,357	9,401
Income taxes receivable	1,812	3,058
Inventories, net	75,624	96,965
Prepaid expenses and other current assets	5,857	4,058
Total current assets	343,899	457,481
Property, plant and equipment, net	175,784	176,311
Railcars on leases, net	861,488	848,717
Goodwill	7,169	7,169
Investments in and loans to joint ventures	27,386	27,397
Other assets	7,790	7,999
Total assets	$1,423,516	$1,525,074
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,308	$36,080
Accounts payable, due to related parties	2,477	4,477
Accrued expenses and taxes	10,891	6,344
Accrued compensation	10,598	11,459
Short-term debt, including current portion of long-term debt	25,691	125,784
Total current liabilities	75,965	184,144
Long-term debt, net of unamortized debt issuance costs of $5,026 and $5,081 as of March 31, 2016 and December 31, 2015, respectively	564,502	570,756
Deferred tax liability	231,058	222,338
Pension and post-retirement liabilities	8,469	8,484
Other liabilities	2,290	3,055
Total liabilities	882,284	988,777
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,561,211 and 19,844,531 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	213	213
Additional paid-in capital	239,609	239,609
Treasury Stock	(68,296)	(57,423)
Retained earnings	376,120	361,153
Accumulated other comprehensive loss	(6,414)	(7,255)
Total stockholders’ equity	541,232	536,297
Total liabilities and stockholders’ equity	$1,423,516	$1,525,074
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Manufacturing (including revenues from affiliates of $553 and $121,196 for the three months ended March 31, 2016 and 2015, respectively)	$123,792	$221,811
Railcar leasing	32,768	24,585
Railcar services (including revenues from affiliates of $7,994 and $6,380 for the three months ended March 31, 2016 and 2015, respectively)	19,620	17,380
Total revenues	176,180	263,776
Cost of revenues:
Manufacturing	(102,281)	(174,534)
Railcar leasing	(10,175)	(7,701)
Railcar services	(15,237)	(13,845)
Total cost of revenues	(127,693)	(196,080)
Gross profit	48,487	67,696
Selling, general and administrative	(7,957)	(7,681)
Net gains on disposition of leased railcars	167	—
Earnings from operations	40,697	60,015
Interest income (including income from related parties of $457 and $557 for the three months ended March 31, 2016 and 2015, respectively)	478	563
Interest expense	(5,906)	(4,738)
Loss on debt extinguishment	—	(2,126)
Other Income	—	6
Earnings from joint ventures	1,486	1,797
Earnings before income taxes	36,755	55,517
Income tax expense	(13,963)	(20,541)
Net earnings	$22,792	$34,976
Net earnings per common share—basic and diluted	$1.16	$1.64
Weighted average common shares outstanding—basic and diluted	19,665	21,352
Cash dividends declared per common share	$0.40	$0.40
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net earnings	$22,792	$34,976
Currency translation	721	(985)
Postretirement plans (1)	120	114
Comprehensive income	$23,633	$34,105

(1)	Net of tax effect of $0.1 million for each of the three months ended March 31, 2016 and 2015.
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net earnings	$22,792	$34,976
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,655	10,061
Amortization of deferred costs	126	152
Loss on disposal of property, plant, equipment and leased railcars	25	—
Earnings from joint ventures	(1,486)	(1,797)
Provision for deferred income taxes	8,640	4,717
Provision for allowance for doubtful accounts receivable	(126)	(16)
Items related to financing activities:
Loss on debt extinguishment	—	2,126
Changes in operating assets and liabilities:
Accounts receivable, net	820	(6,149)
Accounts receivable, due from related parties	2,071	20,391
Income taxes receivable	1,246	22,272
Inventories, net	21,429	(4,730)
Prepaid expenses and other current assets	(1,796)	(897)
Accounts payable	(9,786)	8,804
Accounts payable, due to related parties	(1,999)	511
Accrued expenses and taxes	3,674	(1,077)
Other	(417)	(3,770)
Net cash provided by operating activities	57,868	85,574
Investing activities:
Purchases of property, plant and equipment	(4,367)	(4,972)
Capital expenditures - leased railcars	(20,620)	(48,095)
Proceeds from the sale of property, plant, equipment and leased railcars	640	—
Proceeds from repayments of loans by joint ventures	1,477	1,250
Net cash used in investing activities	(22,870)	(51,817)
Financing activities:
Repayments of long-term debt	(106,402)	(413,275)
Proceeds from long-term debt	—	625,306
Change in interest reserve related to long-term debt	142	(9,794)
Stock repurchases	(10,872)	—
Payment of common stock dividends	(7,825)	(8,541)
Debt issuance costs	(10)	(5,271)
Net cash (used in) provided by financing activities	(124,967)	188,425
Effect of exchange rate changes on cash and cash equivalents	(14)	(235)
(Decrease) Increase in cash and cash equivalents	(89,983)	221,947
Cash and cash equivalents at beginning of period	298,064	88,109
Cash and cash equivalents at end of period	$208,081	$310,056

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Description of the Business
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated balance sheet as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year. Certain prior-period amounts in the notes to the consolidated financial statements have been reclassified to conform to current-period presentation. These reclassifications had no effect on the reported results of operations.
The condensed consolidated financial statements of the Company include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., Longtrain Leasing I, LLC (LLI), Longtrain Leasing II, LLC (LLII), Longtrain Leasing III, LLC (LLIII), ARI Railcar Services LLC and Southwest Steel Casting Company, LLC. All intercompany transactions and balances have been eliminated.
Note 2 — Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, (iii) whether or not to estimate forfeitures or account for them when they occur and (iv) classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 31, 2016. Early adoption will be permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends ASC Topic 840, Leases, and is intended to increase the transparency and comparability of accounting for lease transactions. This ASU requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model. Targeted improvements were made to lessor accounting to align, where necessary, with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. The retrospective adoption of this guidance during the first quarter of 2016 resulted in a reclassification of debt issuance costs related to the Company's long-term debt on the Company's March 31, 2016 and December 31, 2015 balance sheets and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. The adoption of this guidance during the first quarter of 2016 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the new standard, but does not, at this time, anticipate a material impact to the financial statements once implemented.
Note 3 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Accounts receivable, gross	$29,670	$30,422
Less allowance for doubtful accounts	(1,278)	(1,404)
Total accounts receivable, net	$28,392	$29,018

Note 4 — Inventories
Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$47,290	$65,575
Work-in-process	29,230	31,184
Finished products	3,179	3,393
Total inventories	79,699	100,152
Less reserves	(4,075)	(3,187)
Total inventories, net	$75,624	$96,965

Note 5 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	March 31, 2016	December 31, 2015
	(in thousands)
Operations / Corporate:
Buildings	$177,736	$167,537
Machinery and equipment	221,571	219,488
Land	3,687	3,687
Construction in process	6,624	16,784
	409,618	407,496
Less accumulated depreciation	(233,834)	(231,185)
Property, plant and equipment, net	$175,784	$176,311
Railcar Leasing:
Railcars on leases	$926,909	$906,786
Less accumulated depreciation	(65,421)	(58,069)
Railcars on leases, net	$861,488	$848,717
Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.
As of March 31, 2016, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 9 months of 2016	$96,568
2017	114,799
2018	101,443
2019	83,094
2020	48,256
2021 and thereafter	64,485
Total	$508,645
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Total depreciation expense	$12,655	$10,061
Depreciation expense on leased railcars	$7,375	$5,491
Note 6 — Investments in and Loans to Joint Ventures
As of March 31, 2016, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	March 31, 2016	December 31, 2015
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,577	$7,776
Axis	19,809	19,621
Total investments in and loans to joint ventures	$27,386	$27,397
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Results of operations
Revenues	$13,654	$23,388
Gross profit	$210	$2,048
Net (loss) earnings	$(598)	$1,132

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

Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During 2015 and 2016, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, due to ARI Component, was $22.1 million and $23.6 million as of March 31, 2016 and December 31, 2015, respectively.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Results of operations
Revenues	$16,411	$20,340
Gross profit	$5,042	$5,063
Earnings before interest	$4,768	$4,789
Net earnings	$3,854	$3,664
As of March 31, 2016, the investment in Axis was comprised entirely of ARI’s term loan. The Company has evaluated these loans to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.
Note 7 — Warranties
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Liability, beginning of period	$1,415	$953
Provision for warranties issued during the period, net of adjustments	415	608
Adjustments to warranties issued during previous periods	5	(4)
Warranty claims	(122)	(217)
Liability, end of period	$1,713	$1,340
Note 8 — Debt
LLI, LLII, and LLIII Lease Fleet Financings
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
As of March 31, 2016 and December 31, 2015, the net book value of the railcars that were pledged as part of the Lease Fleet Financings was $557.9 million and $563.7 million, respectively.

January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an indenture (the Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. In conjunction with the refinancing, the Company incurred a $2.1 million loss, which is shown as 'Loss on debt extinguishment' on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the LLI and LLII lease fleet financings. As of March 31, 2016, there were $219.9 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Indenture, the Company is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of March 31, 2016 and December 31, 2015, the liquidity reserve amount was $16.8 million and $16.9 million, respectively, and included within 'Restricted cash' on the condensed consolidated balance sheets.
LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date and the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The Indenture contains covenants which limit, among other things, LLIII's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all of these covenants as of March 31, 2016.
The fair value of the Notes was $601.9 million and $608.4 million as of March 31, 2016 and December 31, 2015, respectively and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.
The future contractual minimum rental revenues related to the railcars pledged as of March 31, 2016 are as follows (in thousands):

Remaining 9 months of 2016	$61,674
2017	68,315
2018	55,097
2019	39,699
2020	21,073
2021 and thereafter	22,526
Total	$268,384
The remaining principal payments under the Notes as of March 31, 2016 are as follows (in thousands):

Remaining 9 months of 2016	$19,382
2017	25,588
2018	25,590
2019	25,507
2020	26,354
2021 and thereafter	472,974
Total	$595,395

ARI Lease Fleet Financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million under a credit agreement (2015 Credit Agreement). See 'Liquidity and Capital Resources' section for further discussion regarding the incremental borrowing provision under the 2015 Credit Agreement. The initial amount obtained at closing was approximately $99.5 million, net of fees and expenses (the amounts extended under the 2015 Credit Agreement, inclusive of any amounts extended under the incremental facility, the Revolving Loan). In February 2016, the Company repaid amounts outstanding under the Revolving Loan in full and as of March 31, 2016, the Company had borrowing availability of $200.0 million under this facility.
The Revolving Loan accrues interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%, for a rate of 1.9% as of December 31, 2015. Interest is payable on the last day of each 1, 2, or 3-month interest period, the day of any mandatory prepayment, and the maturity date.
The Revolving Loan and the other obligations under the 2015 Credit Agreement are fully recourse to the Company and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by the Company (the Election), the applicable railcar management agreement with ARL. See Note 15, Related Party Transactions, for further discussion regarding this agreement with ARL.
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of March 31, 2016.
Note 9 — Income Taxes
The Company’s federal income tax returns for tax years 2012 and beyond remain subject to examination, with the latest statute of limitations expiring in September 2019. Certain of the Company's 2008 through 2011 state income tax returns and all of the Company's state income tax returns for 2012 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2020. The Company’s foreign income tax returns for 2011 and beyond remain open to examination by foreign tax authorities.
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
Note 10 — Pension Plans
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
The components of net periodic benefit cost for the pension plans are as follows:

	Pension Benefits
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Service cost	$52	$44
Interest cost	246	237
Expected return on plan assets	(284)	(320)
Amortization of net actuarial loss/prior service cost	206	202
Net periodic cost recognized	$220	$163

Note 11 — Commitments and Contingencies

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
On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. (Gyansys). The complaint asserts a claim against Gyansys for breaching its contract with ARI to implement an enterprise resource planning system. The Company seeks to recover monetary damages in an amount still to be determined, but which ARI alleged exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against ARI for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, the Company does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. On September 9, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim.  A trial date has been tentatively scheduled for September 12, 2016. However, the Company continues to believe that Gyansys' counterclaims lack merit and will continue to vigorously defend against these counterclaims.
Note 12 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, or stock appreciation rights (SARs) and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Share-based compensation (income) expense
Cost of revenues: Manufacturing	$(117)	$48
Cost of revenues: Railcar services	(15)	—
Selling, general and administrative	(179)	59
Total share-based compensation (income) expense	$(311)	$107

As of March 31, 2016, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $1.7 million and were expected to be recognized over a weighted average period of 33 months.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2015	$(2,230)	$(5,025)	$(7,255)
Currency translation	721	—	721
Reclassifications related to pension and postretirement plans, net of tax effect of $75 (1)	—	120	120
Balance March 31, 2016	$(1,509)	$(4,905)	$(6,414)

(1)—
These accumulated other comprehensive income components relate to amortization of actuarial loss/(gain) and prior period service costs/(benefits) and are included in the computation of net periodic costs for our pension and postretirement plans. See Note 10 for further details and pre-tax amounts.

Note 14 — Stock Repurchase Program
On July 28, 2015, the Company's board of directors authorized a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company may, from time to time, repurchase up to $250.0 million of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the board of directors or when all authorized repurchases are completed. Under the Stock Repurchase program, 283,320 shares were repurchased, during the three months ended March 31, 2016, at a cost of $10.9 million.
Note 15 — Related Party Transactions
Agreements with ACF
The Company has the following agreements with ACF, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Each agreement described below has been unanimously approved by the independent directors of the Company's audit committee.
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
ARI purchased $2.0 million of components from ACF during the three months ended March 31, 2016 and $2.6 million during the comparable period in 2015.
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
Revenues of $0.6 million for the three months ended March 31, 2016 compared to $2.2 million for the same periods in 2015 were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
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
For the three months ended March 31, 2016 revenues of less than $0.1 million were recorded under this agreement.
Agreements with IELP Entities
The Company has or had the following agreements with companies controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP, including, but not limited to, ARL and/or ARL's wholly-owned subsidiary, AEP Leasing LLC (collectively, the IELP Entities). Each agreement described below has been unanimously approved by the independent directors of the Company's audit committee.
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
Revenues of $8.0 million for the three months ended March 31, 2016 compared to $6.4 million for the same period in 2015 were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations.
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
On February 29, 2012, the Company entered into a railcar management agreement with ARL (the ARI railcar management agreement). The agreement was effective as of January 1, 2011, will continue through December 31, 2018 and thereafter it automatically renews for additional one-year periods unless written notice is received from either party at least six months prior to the expected renewal. In December 2012, LLI entered into a similar agreement with ARL (the LLI railcar management agreement). In January 2014, LLI and ARL amended the LLI railcar management agreement to, among other provisions, extend the termination date to January 15, 2020. On October 16, 2014, LLII entered into a railcar management agreement with ARL (the LLII railcar management agreement). Under the ARI and LLI railcar management agreements, in addition to the management fee, ARL receives a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.
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
Total lease origination and management fees incurred under the Railcar Management Agreements were $1.7 million for the three months ended March 31, 2016 compared to $1.5 million for the same period in 2015. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.3 million were incurred for the three months ended March 31, 2016 and 2015. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements as well as on a purchase order basis. During the three months ended March 31, 2016 there were no revenues from railcars sold to the IELP Entities compared to $119.0 million for the same period in 2015. These revenues are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.
Agreements with other related parties
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $22.1 million and $23.6 million as of March 31, 2016 and December 31, 2015, respectively. See Note 6, Investments in and Loans to Joint Ventures, for further information regarding this transaction and the terms of the underlying loans.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 then continues until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $0.4 million for the three months ended March 31, 2016 compared to $1.5 million for the same period in 2015. This agreement was unanimously approved by the independent directors of the Company's audit committee.

Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Fees incurred as a member of the Insight Portfolio Group were less than $0.1 million during the three months ended March 31, 2016 compared to $0.1 million for the three months ended March 31, 2015. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with related parties
Cost of revenues for manufacturing included $18.8 million for the three months ended March 31, 2016 compared to $41.5 million for the same period in 2015 for railcar components purchased from joint ventures.
Inventory as of March 31, 2016 and December 31, 2015, included $3.8 million and $7.9 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.
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

	Three Months Ended March 31, 2016
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$123,792	$23,631	$147,423	$22,686
Railcar leasing	32,768	—	32,768	19,675
Railcar services	19,620	959	20,579	3,508
Corporate	—	—	—	(4,508)
Eliminations	—	(24,590)	(24,590)	(664)
Total Consolidated	$176,180	$—	$176,180	$40,697

	Three Months Ended March 31, 2015
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$221,811	$83,731	$305,542	$70,438
Railcar leasing	24,585	—	24,585	14,764
Railcar services	17,380	102	17,482	2,867
Corporate	—	—	—	(4,350)
Eliminations	—	(83,833)	(83,833)	(23,704)
Total Consolidated	$263,776	$—	$263,776	$60,015

Total Assets	March 31, 2016	December 31, 2015
	(in thousands)
Manufacturing	$245,117	$272,721
Railcar leasing	1,211,790	1,190,180
Railcar services	58,565	56,880
Corporate/Eliminations	(91,956)	5,293
Total Consolidated	$1,423,516	$1,525,074
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

	Three Months Ended March 31,
	2016	2015
Manufacturing	0.3%	45.9%
Railcar leasing	—%	—%
Railcar services	4.5%	2.4%

Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Manufacturing revenues from significant customers	50.0%	62.2%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Manufacturing receivables from significant customers	45.0%	20.9%
Note 17 — Subsequent Events
On April 27, 2016, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of June 17, 2016 that will be paid on June 30, 2016.

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

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale;

•	our ability to manage overhead and variations in production rates;

•	our ability to recruit, retain and train adequate numbers of qualified personnel;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to further support the growth of our lease fleet;

•	the impact of repurchases pursuant to our Stock Repurchase Program on our current liquidity and the ownership percentage of our principal beneficial stockholder through IELP, Mr. Carl Icahn;

•	the impact, costs and expenses of any litigation we may be subject to now or in the future;

•	the risks associated with ongoing compliance with environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the conversion of our railcar backlog into revenues equal to our reported estimated backlog value;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production at our joint ventures;

•	the risks, impact and anticipated benefits associated with potential joint ventures, acquisitions or new business endeavors;

•	the implementation, integration with other systems and ongoing management of our new enterprise resource planning system; and

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (Annual Report), as well as the risks and uncertainties discussed elsewhere in this report and the Annual Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.
EXECUTIVE SUMMARY
We are one of the leading North American designers and manufacturers of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. We use certain of these components in our own railcar manufacturing and/or sell certain of these products to third parties. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services.
Our consolidated operating margins remain strong at 23.1% for the three months ended March 31, 2016 as we continue to benefit from the growth of our railcar leasing segment with a lease fleet of 10,556 railcars at March 31, 2016. Railcars built for our lease fleet represented 15.0% of our total railcar shipments during the first quarter of 2016 compared to 24.4% for the same period in 2015. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. As of March 31, 2016, we had a backlog of 5,958 railcars, including 1,359 railcars for lease customers.
During the first quarter of 2016, we shipped 1,330 railcars, which is 1,338 fewer than that of the same period in 2015. The tank railcar market continues to soften, which we believe is primarily driven by record high deliveries of tank railcars in recent years and the volatility in oil prices. As a result, customer demand has softened and has shifted from railcars servicing the energy markets to more specialized hopper and tank railcars with higher material and labor content. This shift in demand has resulted in lower production rates and will likely cause our total railcar shipments for 2016 to fall below our record high shipment levels in 2015. We continue to efficiently produce high quality hopper and tank railcars to meet the demands of the North American railcar market which has been, and we expect it to continue to be, highly cyclical. Additionally, both the hopper and tank railcar markets are becoming increasingly competitive in connection with prices and demand. Even though we are producing more specialized hopper and tank railcars from our family of unique product offerings, the higher mix of hopper railcar shipments for direct sale compared to tank railcar shipments for direct sale has resulted in an overall decrease in average selling prices as hopper railcars generally have lower average selling prices than tank railcars due to less material and labor content. We expect these tank and hopper railcar trends will continue for the next several quarters. We cannot assure you that hopper or tank railcar demand will maintain its current pace or return to historical average levels, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders or shipments will track industry-wide trends.
With the recent completion of several capital projects, we continue to strengthen our manufacturing flexibility and increase repair capacity. The expansion project at our tank railcar facility became operational during the first quarter of 2016, giving us the ability to repair and retrofit railcars at this facility. In the near term, we intend to use this additional capacity to meet the increased demand for traditional repair work, thus increasing our flexibility and expanding our existing repair network to respond to demand opportunities that we expect to arise.

RESULTS OF OPERATIONS
Three months ended March 31, 2016 compared to three months ended March 31, 2015
Consolidated Results

	Three Months Ended
	March 31,		$	%
	2016	2015	Change	Change
	(in thousands)
Revenues:
Manufacturing	$123,792	$221,811	$(98,019)	(44.2)
Railcar leasing	32,768	24,585	8,183	33.3
Railcar services	19,620	17,380	2,240	12.9
Total revenues	$176,180	$263,776	$(87,596)	(33.2)
Cost of revenues:
Manufacturing	$(102,281)	$(174,534)	$72,253	41.4
Railcar leasing	(10,175)	(7,701)	$(2,474)	(32.1)
Railcar services	(15,237)	(13,845)	$(1,392)	(10.1)
Total cost of revenues	$(127,693)	$(196,080)	$68,387	34.9
Selling, general and administrative	(7,957)	(7,681)	(276)	(3.6)
Net gains on disposition of leased railcars	167	—	167	*
Earnings from operations	$40,697	$60,015	$(19,318)	(32.2)
* - Not Meaningful
Revenues
Our total consolidated revenues for the three months ended March 31, 2016 decreased by 33.2% compared to the same period in 2015. This decrease was primarily driven by decreased revenues in our manufacturing segment, partially offset by increased revenues in our railcar leasing and railcar services segments. During the three months ended March 31, 2016, we shipped 1,130 direct sale railcars, which excludes 200 railcars (15.0% of total shipments) built for our lease fleet, compared to 2,017 direct sale railcars for the same period of 2015, which excludes 651 railcars (24.4% of total shipments) built for our lease fleet.
Manufacturing revenues decreased by 44.2% during the three month period ended March 31, 2016 compared to the same period of 2015. This change was due to a decrease of 40.8% driven by 887 fewer railcar shipments for direct sale and an overall decrease in average selling prices with a higher mix of hopper railcars sold, which generally have lower average selling prices than tank railcars due to less material and labor content. Both hopper and tank railcar shipments for direct sale have decreased as production has shifted to a larger mix of specialty railcars. The remaining decrease of 3.4% was due to lower revenues from certain material cost changes that we generally pass through to customers, as discussed below.
Railcar leasing revenues increased by 33.3% during the three months ended March 31, 2016 compared to the same period in 2015 due to an increase in the number of railcars in our lease fleet while lease rates remained relatively flat. The lease fleet grew to 10,556 railcars at March 31, 2016 from 8,381 railcars at March 31, 2015.

Railcar services revenues increased by 12.9% during the three months ended March 31, 2016 compared to the same period in 2015 due to an increase in demand, a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our expansion projects that became operational during the second half of 2015.
Cost of revenues
Our total consolidated cost of revenues decreased by 34.9% for the three months ended March 31, 2016 compared to the same period in 2015 due to decreased cost of revenues in our manufacturing segment, partially offset by an increase in our railcar leasing and railcar services segments.

Cost of revenues decreased for our manufacturing segment by 41.4% for the three months ended March 31, 2016 compared to the same period in 2015 due to a decrease of 37.1% driven by lower direct sale railcar shipments, as discussed above, and a decrease of 4.3% driven by lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our railcar sales contracts generally include provisions to pass increases or decreases in the cost of raw materials and components through to the customer.
Cost of revenues for our railcar leasing segment increased by 32.1% for the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment increased by 10.1% for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to an increase in volume of work, a favorable change in the mix of work at our repair facilities resulting in increased material and labor content and the additional capacity resulting from our expansion projects that became operational during the second half of 2015.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative expenses were $8.0 million for the three months ended March 31, 2016 compared to $7.7 million for the same period in 2015. This $0.3 million increase, or 3.6%, was driven by higher depreciation related to our new enterprise resource planning system and increased legal costs, partially offset by lower share-based compensation expense.
Interest expense
Our total consolidated interest expense increased by $1.2 million for the three months ended March 31, 2016 compared to the same period in 2015. This increase was primarily driven by a higher average debt balance during the first three months of 2016 compared to the same period in 2015.
Loss on debt extinguishment
In January 2015, we refinanced our lease fleet financing facilities, resulting in net proceeds of $211.6 million under a private placement of secured railcar equipment notes. This refinancing resulted in a $2.1 million non-cash charge related to the accelerated write-off of the remainder of deferred debt issuance costs incurred in connection with the 2014 lease fleet financing facilities.
Earnings (Loss) from Joint Ventures
The breakdown of our earnings (loss) from joint ventures during the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Ohio Castings	$(199)	$462	$(661)
Axis	1,685	1,335	350
Total Earnings from Joint Ventures	$1,486	$1,797	$(311)
Our joint venture earnings were $1.5 million for the three months ended March 31, 2016 compared to $1.8 million for the same period in 2015. This decrease was a result of decreased sales at our Ohio Castings joint venture due to a ramp down of production from the high levels experienced in 2015 to more historical levels that align with the joint venture's expected production level and is in line with expected industry demand. The loss from Ohio Castings was partially offset by increased earnings from our Axis joint venture reflective of improved efficiencies and better profitability in the three months ended March 31, 2016 than compared to the same period in 2015.
Income Tax Expense
Our income tax expense was $14.0 million, or 38.0% of our earnings before income taxes for the three months ended March 31, 2016 compared to $20.5 million, or 37.0% for the same period in 2015. The increase in the effective tax rate is primarily due to the decrease in the domestic production activities deduction.

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

	Three Months Ended March 31,
	2016			2015
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$123,792	$23,631	$147,423	$221,811	$83,731	$305,542	$(158,119)
Railcar leasing	32,768	—	32,768	24,585	—	24,585	8,183
Railcar services	19,620	959	20,579	17,380	102	17,482	3,097
Eliminations	—	(24,590)	(24,590)	—	(83,833)	(83,833)	59,243
Total Consolidated	$176,180	$—	$176,180	$263,776	$—	$263,776	$(87,596)

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Earnings (Loss) from Operations
Manufacturing	$22,686	$70,438	$(47,752)
Railcar leasing	19,675	14,764	4,858
Railcar services	3,508	2,867	641
Corporate	(4,508)	(4,350)	(158)
Eliminations	(664)	(23,704)	23,040
Total Consolidated	$40,697	$60,015	$(19,371)

	Three Months Ended March 31,
	2016	2015
Segment Operating Margins
Manufacturing	15.4%	23.1%
Railcar leasing	60.0%	60.1%
Railcar services	17.0%	16.4%
Manufacturing
Our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, decreased by $158.1 million for the three months ended March 31, 2016 compared to the same period in 2015. This decrease resulted from a lower volume of shipments, as discussed below, a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content, more competitive pricing on both hopper and tank railcars, and a decrease in revenue from certain material cost changes that we generally pass through to customers, as discussed in 'Consolidated Results' above.
During the first three months of 2016, we shipped 1,330 railcars, including 200 railcars built for our lease fleet, compared to 2,668 railcars for the same period of 2015, including 651 railcars built for our lease fleet. Both hopper and tank railcar shipments have decreased as demand has softened from historically high levels and production has shifted to a larger mix of specialty railcars.
Manufacturing segment revenues for the three months ended March 31, 2016 included estimated revenues of $23.6 million relating to railcars built for our lease fleet compared to $83.7 million for the same period in 2015. This decrease in estimated revenues related to railcars built for our lease fleet was due to lower quantities of both tank and hopper railcars shipped for lease. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 15.0% of our railcar shipments during the three months ended March 31, 2016 compared to 24.4% of our railcar shipments during the same period in 2015.
From time to time, we manufacture and sell railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, American Railcar Leasing LLC (ARL) and ARL's wholly-owned subsidiary, AEP Leasing LLC (AEP) (collectively, the IELP Entities). Our manufacturing segment had no direct sales of railcars to the IELP Entities during the three months ended March 31, 2016 primarily due to increased demand for direct sale hopper railcars and our focus on growing our own lease fleet. During the same period in 2015, we had $119.0 million of direct sales of railcars to the IELP Entities. We recorded $0.6 million of revenue from ACF Industries LLC (ACF) for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF during the three months ended March 31, 2016 compared to $2.2 million for the same period in 2015. ACF is also affiliated with Mr. Carl Icahn. Total manufacturing segment revenues from our affiliates represented 0.3% of our total consolidated revenues for the three months ended March 31, 2016 compared to 45.9% for the same period in 2015.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, decreased by $47.8 million for the three months ended March 31, 2016 compared to the same period in 2015. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $3.4 million for the three months ended March 31, 2016 compared to $25.6 million for the same period in 2015. The estimated profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Operating margin from our manufacturing segment decreased to 15.4% for the three months ended March 31, 2016 compared to 23.1% for the same period in 2015. This decrease was due to a higher mix of hopper railcars shipments, which generally sell at lower prices than tank railcars due to less material and labor content, in addition to more competitive pricing of both railcar types.
Railcar Leasing
Our railcar leasing segment revenues for the three months ended March 31, 2016 increased by $8.2 million compared to the same period in 2015. The increase in revenues was driven by an increase in railcars on lease with third parties.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $4.9 million for the three months ended March 31, 2016 compared to the same period in 2015. This increase is primarily due to the growth in the number of railcars in our lease fleet. Operating margin from our railcar leasing segment remained relatively flat at 60.0% for the three months ended March 31, 2016 compared to 60.1% for the same period in 2015.
Railcar Services
Our railcar services segment revenues increased by $3.1 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to an increase in demand, a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our expansion projects that became operational during the second half of 2015, as discussed above.
For the three months ended March 31, 2016, our railcar services segment revenues included transactions with ARL totaling $8.0 million, or 4.5% of our total consolidated revenues, for the three months ended March 31, 2016 compared to $6.4 million, or 2.4% of our total consolidated revenues for the same period in 2015.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, increased by $0.6 million for the three months ended March 31, 2016 compared to the same period in 2015. Operating margins for this segment increased to 17.0% for the three months ended March 31, 2016 compared to 16.4% for the same period in 2015. These increases are due to an increase in revenues, as discussed above, coupled with improved efficiencies and a favorable mix of work.
BACKLOG
We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of March 31, 2016, our total backlog was 5,958 railcars, of which 4,599 railcars with an estimated market value of $436.8 million were orders for direct sale and 1,359 railcars with an estimated market value of $132.3 million were orders for railcars that will be subject to lease. As of December 31, 2015, our total backlog was 7,081 railcars, of which 5,629 railcars with an estimated market value of $550.1 million were orders for direct sale and 1,452 railcars with an estimated market value of $144.7 million were orders for railcars that will be subject to lease. Our entire backlog as of March 31, 2016 and December 31, 2015 related to railcars for non-affiliated customers.
Railcars for Sale. As of March 31, 2016, approximately 77% of the total number of railcars in our backlog were railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.
Railcars for Lease. As of March 31, 2016, approximately 23% of the total number of railcars in our backlog were for lease orders. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2016, we had net working capital of $267.9 million, including $208.1 million of cash and cash equivalents. As of March 31, 2016, we had $595.4 million of debt outstanding under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII), and we also had up to $200.0 million available to us under a revolving loan, as discussed further below.
Outstanding and Available Debt
Lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. LLIII issued $625.5 million in aggregate principal amount of notes, pursuant to an indenture (the Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively with the Class A-1 Notes, the Notes). As of March 31, 2016, there were $219.9 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of March 31, 2016 and December 31, 2015, the liquidity reserve amount was $16.8 million and $16.9 million, respectively, and included within 'Restricted cash' on the condensed consolidated balance sheets.
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
December 2015 revolving credit facility
In December 2015, we completed a financing of our railcar lease fleet with availability of up to $200.0 million under a credit agreement (2015 Credit Agreement). The 2015 Credit Agreement contains an incremental borrowing provision under which ARI, as debtor and subject to the conditions set forth in the 2015 Credit Agreement, has the right but not the obligation to increase the amount of the facility in an aggregate amount of up to $100.0 million (the amounts extended under the 2015 Credit Agreement, inclusive of any amounts extended under the incremental facility, the Revolving Loans), to a maximum principal amount of $300.0 million. We may use the proceeds of the Revolving Loans to finance the manufacturing of railcars on an ongoing basis, to pay related transaction costs, fees and expenses in connection with the 2015 Credit Agreement, to finance ongoing working capital requirements and for other general corporate purposes. The initial Revolving Loan obtained at closing amounted to approximately $99.5 million, net of fees and expenses. In February 2016, we repaid amounts outstanding under the Revolving Loan in full and as of the date of this report we have borrowing availability of $200.0 million under this facility.
The Revolving Loans accrue interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%, subject to an alternative rate as set forth in the 2015 Credit Agreement. The interest rate increases by 2.0% following certain defaults or maturity.
The Revolving Loans and the other obligations under the 2015 Credit Agreement are fully recourse to the Company and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by the Company (the Election), the applicable railcar management agreement with ARL. See Note 15, Related Party Transactions, for further discussion regarding this agreement with ARL.
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
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$57,868	$85,574	$(27,706)
Investing activities	(22,870)	(51,817)	28,947
Financing activities	(124,967)	188,425	(313,392)
Effect of exchange rate changes on cash and cash equivalents	(14)	(235)	221
(Decrease) Increase in cash and cash equivalents	$(89,983)	$221,947	$(311,930)

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the three months ended March 31, 2016 was $57.9 million compared to net cash provided by operating activities of $85.6 million for the same period in 2015. This decrease was primarily due to decreased earnings, as described above, and changes in various operating assets and liabilities, including income taxes receivable as well as accounts receivable, inventories, and accounts payable, due to the timing of shipments and customer payments.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the three months ended March 31, 2016 was $22.9 million compared to $51.8 million in the same period in 2015. The decrease was a result of reduced spending on leased railcars during the first three months of 2016 compared to the same period in 2015.
Net Cash (Used In) Provided By Financing Activities
Our net cash used in financing activities for the three months ended March 31, 2016 was $125.0 million compared to net cash provided by financing activities of $188.4 million for the same period in 2015. The cash used in financing activities during the first three months of 2016 was a result of the $100.0 million repayment of our Revolving Loan and repurchases of $10.9 million of shares of our common stock under a stock repurchase program (the Stock Repurchase Program), as described further below. The cash provided by financing activities during the first three months of 2015 was a result of the $211.6 million in net proceeds that we received from the January 2015 lease fleet refinancing, as discussed above, partially offset by the related debt issuance costs of $5.3 million and an increase in the liquidity reserve of $9.8 million associated with the Notes. Additionally, we paid quarterly dividends of $0.40 per share, totaling $7.8 million during the three months ended March 31, 2016, compared to a total of $8.5 million during the same period in 2015. This change resulted from a reduction in the number of shares outstanding due to repurchases under our Stock Repurchase Program.
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
Capital expenditures for the three months ended March 31, 2016 were $20.6 million for manufacturing railcars for lease to others and $4.4 million for capitalized projects that we expect will expand our business, maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2016 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services.

Future Liquidity
Our current liquidity consists of our existing cash balance, anticipated cash flows from operations, and borrowing availability of $200.0 million under the 2015 Credit Agreement. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business, as demand may dictate.
Additionally, we expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of railcar orders we receive, our shipments and our production rates. Our future liquidity may also be impacted by the number of railcar orders we receive for lease versus direct sale. However, we believe we have a strong balance sheet with good borrowing capacity based on, among other things, our ability to use any unencumbered railcars in our lease fleet as collateral in future financing transaction.
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
Stock Repurchase Program
On July 28, 2015, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. Under the Stock Repurchase Program, 283,320 shares were repurchased, during the three months ended March 31, 2016, at a cost of $10.9 million. Board authorization for approximately $181.7 million remains available for further share repurchases.
Contractual Obligations and Contingencies
As of March 31, 2016, our gross outstanding debt decreased to $595.4 million from $701.8 million as of December 31, 2015, primarily in connection with the repayment of the Revolving Loan, as discussed above. Refer to the status of other contingencies and contractual obligations in Notes 8 - 11 to the condensed consolidated financial statements. Other than the decrease in our borrowings, our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
Other than operating leases, we have no other off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, for the year ended December 31, 2015.
There have been no material changes to the critical accounting policies or estimates that were included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent accounting pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, (iii) whether or not to estimate forfeitures or account for them when they occur and (iv) classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 31, 2016. Early adoption will be permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. We are evaluating the impact of this standard on its consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends ASC Topic 840, Leases, and is intended to increase the transparency and comparability of accounting for lease transactions. This ASU requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model. Targeted improvements were made to lessor accounting to align, where necessary, with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this standard on its consolidated financial statements and disclosures.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. The retrospective adoption of this guidance during the first quarter of 2016 resulted in a reclassification of debt issuance costs related to long-term debt on our March 31, 2016 and December 31, 2015 balance sheets and did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. The adoption of this guidance during the first quarter of 2016 did not have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the new standard, but do not, at this time, anticipate a material impact to the financial statements once implemented.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2015.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On October 24, 2014, we filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. (Gyansys). The complaint asserts a claim against Gyansys for breaching its contract with us to implement an ERP system. We seek to recover monetary damages in an amount still to be determined, but which we allege exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against us for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, we do not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. On September 9, 2015, the court denied our motion to dismiss the wrongful termination counterclaim.  A trial date has been tentatively scheduled for September 12, 2016. However, we continue to believe that Gyansys' counterclaims lack merit and will continue to vigorously defend against these counterclaims. We cannot guarantee that our efforts to defend against the counterclaims will be successful or that we will be able to recover any monetary damages in connection with this lawsuit.

As of the date of this report, we believe that there are no proceedings pending against us that, were the outcome to be unfavorable, would materially adversely affect our business, financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended March 31, 2016:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2016 through January 31, 2016	145,932	$39.09	145,932	$186,877,264
February 1, 2016 through February 29, 2016	137,388	$37.61	137,388	$181,709,638
March 1, 2016 through March 31, 2016	—	$—	—	$181,709,638
Total	283,320		283,320

(1)
On July 28, 2015, the Company's board of directors authorized the Stock Repurchase Program pursuant to which the Company may, from time to time, repurchase up to $250.0 million of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	American Railcar Industries, Inc. 2016 Management Incentive Plan*#

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	April 29, 2016	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Chief Executive Officer

		By:	/s/ Luke M. Williams
Luke M. Williams, Interim Senior Vice President, Interim Chief Financial Officer and Interim Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	American Railcar Industries, Inc. 2016 Management Incentive Plan*#

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.