Form 10-Q
period 2016-06-30
American Railcar Industries, Inc.
filed 2016-07-29
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on July 27, 2016 was 19,399,253 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$199,451	$298,064
Restricted cash	16,655	16,917
Accounts receivable, net	40,899	29,018
Accounts receivable, due from related parties	6,114	9,401
Income taxes receivable	2,132	3,058
Inventories, net	76,881	96,965
Prepaid expenses and other current assets	6,704	4,058
Total current assets	348,836	457,481
Property, plant and equipment, net	176,649	176,311
Railcars on leases, net	866,808	848,717
Goodwill	7,169	7,169
Investments in and loans to joint ventures	27,347	27,397
Other assets	5,791	7,999
Total assets	$1,432,600	$1,525,074
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,712	$36,080
Accounts payable, due to related parties	1,908	4,477
Accrued expenses and taxes	15,074	6,344
Accrued compensation	11,255	11,459
Short-term debt, including current portion of long-term debt	25,617	125,784
Total current liabilities	78,566	184,144
Long-term debt, net of unamortized debt issuance costs of $4,972 and $5,081 as of June 30, 2016 and December 31, 2015, respectively	558,199	570,756
Deferred tax liability	237,655	222,338
Pension and post-retirement liabilities	8,456	8,484
Other liabilities	2,347	3,055
Total liabilities	885,223	988,777
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,399,755 and 19,844,531 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	213	213
Additional paid-in capital	239,609	239,609
Treasury Stock	(74,340)	(57,423)
Retained earnings	388,228	361,153
Accumulated other comprehensive loss	(6,333)	(7,255)
Total stockholders’ equity	547,377	536,297
Total liabilities and stockholders’ equity	$1,432,600	$1,525,074
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Manufacturing (including revenues from affiliates of $223 and $776 for the three and six months ended June 30, 2016, respectively, and $61,743 and $182,939 for the same periods in 2015)	$97,548	$144,481	$221,340	$366,292
Railcar leasing	33,209	28,216	65,977	52,801
Railcar services (including revenues from affiliates of $7,249 and $15,243 for the three and six months ended June 30, 2016, respectively, and $6,406 and $12,786 for the same periods in 2015)	19,727	19,301	39,347	36,681
Total revenues	150,484	191,998	326,664	455,774
Cost of revenues:
Manufacturing	(81,437)	(107,714)	(183,718)	(282,248)
Railcar leasing	(10,356)	(8,993)	(20,531)	(16,694)
Railcar services	(15,420)	(14,737)	(30,657)	(28,582)
Total cost of revenues	(107,213)	(131,444)	(234,906)	(327,524)
Gross profit	43,271	60,554	91,758	128,250
Selling, general and administrative	(7,297)	(5,315)	(15,254)	(12,996)
Net gains on disposition of leased railcars	—	25	167	25
Earnings from operations	35,974	55,264	76,671	115,279
Interest income (including income from related parties of $427 and $884 for the three and six months ended June 30, 2016, respectively, and $538 and $1,095 for the same periods in 2015)	453	550	931	1,113
Interest expense	(5,678)	(5,694)	(11,584)	(10,432)
Loss on debt extinguishment	—	—	—	(2,126)
Other Income	1	5	1	11
Earnings from joint ventures	1,458	2,141	2,944	3,938
Earnings before income taxes	32,208	52,266	68,963	107,783
Income tax expense	(12,312)	(19,297)	(26,275)	(39,838)
Net earnings	$19,896	$32,969	$42,688	$67,945
Net earnings per common share—basic and diluted	$1.02	$1.54	$2.18	$3.18
Weighted average common shares outstanding—basic and diluted	19,511	21,352	19,588	21,352
Cash dividends declared per common share	$0.40	$0.40	$0.80	$0.80
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$19,896	$32,969	$42,688	$67,945
Currency translation	(38)	171	683	(814)
Postretirement plans (1)	119	118	239	232
Comprehensive income	$19,977	$33,258	$43,610	$67,363

(1)
Net of tax effect of $0.1 million and less than $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2016 and 2015.

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net earnings	$42,688	$67,945
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,616	20,971
Amortization of deferred costs	252	228
Loss on disposal of property, plant, equipment and leased railcars	18	2
Earnings from joint ventures	(2,944)	(3,938)
Provision for deferred income taxes	15,163	10,129
Provision for allowance for doubtful accounts receivable	(1,121)	(20)
Items related to financing activities:
Loss on debt extinguishment	—	2,126
Changes in operating assets and liabilities:
Accounts receivable, net	(10,300)	2,164
Accounts receivable, due from related parties	3,322	15,426
Income taxes receivable	926	21,867
Inventories, net	20,167	(431)
Prepaid expenses and other current assets	(2,643)	(881)
Accounts payable	(11,377)	(9,107)
Accounts payable, due to related parties	(2,569)	973
Accrued expenses and taxes	8,514	(3,297)
Other	1,772	(3,848)
Net cash provided by operating activities	87,484	120,309
Investing activities:
Purchases of property, plant and equipment	(11,187)	(15,354)
Grant Proceeds	75	—
Capital expenditures - leased railcars	(33,444)	(132,578)
Proceeds from the sale of property, plant, equipment and leased railcars	640	113
Proceeds from repayments of loans by joint ventures	2,953	2,500
Net cash used in investing activities	(40,963)	(145,319)
Financing activities:
Repayments of long-term debt	(112,834)	(419,698)
Proceeds from long-term debt	—	625,306
Change in interest reserve related to long-term debt	263	(9,876)
Stock repurchases	(16,917)	—
Payment of common stock dividends	(15,613)	(17,082)
Debt issuance costs	(14)	(5,271)
Net cash (used in) provided by financing activities	(145,115)	173,379
Effect of exchange rate changes on cash and cash equivalents	(19)	(202)
(Decrease) Increase in cash and cash equivalents	(98,613)	148,167
Cash and cash equivalents at beginning of period	298,064	88,109
Cash and cash equivalents at end of period	$199,451	$236,276

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. The retrospective adoption of this guidance during the first quarter of 2016 resulted in a reclassification of debt issuance costs related to the Company's long-term debt on the Company's June 30, 2016 and December 31, 2015 balance sheets and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
Note 3 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Accounts receivable, gross	$41,182	$30,422
Less allowance for doubtful accounts	(283)	(1,404)
Total accounts receivable, net	$40,899	$29,018

Note 4 — Inventories
Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$43,981	$65,575
Work-in-process	25,736	31,184
Finished products	10,766	3,393
Total inventories	80,483	100,152
Less reserves	(3,602)	(3,187)
Total inventories, net	$76,881	$96,965
Note 5 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	June 30, 2016	December 31, 2015
	(in thousands)
Operations / Corporate:
Buildings	$178,622	$167,537
Machinery and equipment	225,931	219,488
Land	3,809	3,687
Construction in process	6,393	16,784
	414,755	407,496
Less accumulated depreciation	(238,106)	(231,185)
Property, plant and equipment, net	$176,649	$176,311
Railcar Leasing:
Railcars on leases	$939,732	$906,786
Less accumulated depreciation	(72,924)	(58,069)
Railcars on leases, net	$866,808	$848,717

Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.
As of June 30, 2016, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 6 months of 2016	$64,605
2017	115,566
2018	102,210
2019	83,772
2020	48,846
2021 and thereafter	66,514
Total	$481,513
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Total depreciation expense	$12,961	$10,910	$25,616	$20,971
Depreciation expense on leased railcars	$7,504	$6,353	$14,879	$11,844
Note 6 — Investments in and Loans to Joint Ventures
As of June 30, 2016, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	June 30, 2016	December 31, 2015
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,611	$7,776
Axis	19,736	19,621
Total investments in and loans to joint ventures	$27,347	$27,397
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Results of operations
Revenues	$13,683	$20,507	$27,337	$43,895
Gross profit	$1,004	$2,314	$1,214	$4,362
Net earnings (loss)	$218	$1,397	$(380)	$2,529

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
Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During the first six months of 2016 and the full year of 2015, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, due to ARI Component, was $20.7 million and $23.6 million as of June 30, 2016 and December 31, 2015, respectively.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Results of operations
Revenues	$16,086	$19,077	$32,497	$39,417
Gross profit	$4,818	$5,214	$9,860	$10,277
Earnings before interest	$4,567	$4,975	$9,335	$9,764
Net earnings	$3,710	$3,886	$7,564	$7,550
As of June 30, 2016, the investment in Axis was comprised entirely of ARI’s term loan. The Company has evaluated this loan to be fully recoverable. The Company will continue to monitor its investment in Axis for impairment.

Note 7 — Warranties
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Liability, beginning of period	$1,713	$1,340	$1,415	$953
Provision for warranties issued during the period, net of adjustments	29	286	444	894
Adjustments to warranties issued during previous periods	(16)	(4)	(11)	(8)
Warranty claims	(142)	(244)	(264)	(461)
Liability, end of period	$1,584	$1,378	$1,584	$1,378
Note 8 — Debt
LLI, LLII and LLIII Lease Fleet Financings
From time to time, the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings in order to, among other things, support and grow its railcar leasing business. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI has been and is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLI, LLII and LLIII without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease LLI's, LLII's and LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. See Note 15, Related Party Transactions, for further discussion regarding these agreements with ARL.
As of June 30, 2016 and December 31, 2015, the net book value of the railcars that were pledged as part of the Lease Fleet Financings was $554.0 million and $563.7 million, respectively.
January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an indenture (the Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. In conjunction with the refinancing, the Company incurred a $2.1 million loss, which is shown as 'Loss on debt extinguishment' on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the LLI and LLII lease fleet financings. As of June 30, 2016, there were $213.5 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Indenture, the Company is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of June 30, 2016 and December 31, 2015, the liquidity reserve amount was $16.7 million and $16.9 million, respectively, and included within 'Restricted cash' on the condensed consolidated balance sheets.
LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date and the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018. The Company was in compliance with all of its covenants under the Indenture as of June 30, 2016.

The fair value of the Notes was $595.4 million and $608.4 million as of June 30, 2016 and December 31, 2015, respectively, and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.
The future contractual minimum rental revenues related to the railcars pledged as of June 30, 2016 are as follows (in thousands):

Remaining 6 months of 2016	$40,959
2017	68,315
2018	55,097
2019	39,699
2020	21,073
2021 and thereafter	22,526
Total	$247,669
The remaining principal payments under the Notes as of June 30, 2016 are as follows (in thousands):

Remaining 6 months of 2016	$12,949
2017	25,588
2018	25,590
2019	25,507
2020	26,354
2021 and thereafter	472,974
Total	$588,962
ARI Lease Fleet Financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million under a credit agreement (2015 Credit Agreement). See 'Liquidity and Capital Resources' section for further discussion regarding the incremental borrowing provision under the 2015 Credit Agreement. The initial amount obtained at closing was approximately $99.5 million, net of fees and expenses (the amounts extended under the 2015 Credit Agreement, inclusive of any amounts extended under the incremental facility, the Revolving Loan). In February 2016, the Company repaid amounts outstanding under the Revolving Loan in full and as of June 30, 2016, the Company had borrowing availability of $200.0 million under this facility.
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
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of June 30, 2016.
Note 9 — Income Taxes
The Company’s federal income tax returns for tax years 2012 and beyond remain subject to examination, with the latest statute of limitations expiring in September 2019. Certain of the Company's 2008 through 2011 state income tax returns and all of the Company's state income tax returns for 2012 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2020. The Company’s foreign income tax returns for 2012 and beyond remain open to examination by foreign tax authorities.
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
The components of net periodic benefit cost for the pension plans are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Service cost	$52	$44	$104	$88
Interest cost	246	237	492	474
Expected return on plan assets	(283)	(321)	(567)	(641)
Amortization of net actuarial loss/prior service cost	206	201	412	403
Net periodic cost recognized	$221	$161	$441	$324

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
Certain claims, suits and complaints arising in the ordinary course of business, as well as the Gyansys, Inc. (Gyansys) litigation discussed below, have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.
On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against Gyansys. The complaint asserts a claim against Gyansys for breaching its contract with ARI to implement an enterprise resource planning system. The Company seeks to recover monetary damages in an amount still to be determined, but which ARI alleged exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against ARI for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, the Company does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. On September 9, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim.  A trial date has been tentatively scheduled for January 17, 2017. The Company continues to believe that Gyansys' counterclaims lack merit and will continue to vigorously defend against these counterclaims.
Note 12 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, or stock appreciation rights (SARs) and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Share-based compensation expense (income)
Cost of revenues: Manufacturing	$(56)	$6	$(173)	$54
Cost of revenues: Railcar services	(2)	3	(17)	3
Selling, general and administrative	82	175	(97)	234
Total share-based compensation expense (income)	$24	$184	$(287)	$291
As of June 30, 2016, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $1.2 million and were expected to be recognized over a weighted average period of 30 months.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2015	$(2,230)	$(5,025)	$(7,255)
Currency translation	683	—	683
Reclassifications related to pension and postretirement plans, net of tax effect of $150 (1)	—	239	239
Balance June 30, 2016	$(1,547)	$(4,786)	$(6,333)

(1)—
These accumulated other comprehensive income components relate to amortization of actuarial loss/(gain) and prior period service costs/(benefits) and are included in the computation of net periodic costs for our pension and postretirement plans. See Note 10 for further details and pre-tax amounts.

Note 14 — Stock Repurchase Program
On July 28, 2015, the Company's board of directors authorized a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company may, from time to time, repurchase up to $250.0 million of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the board of directors or when all authorized repurchases are completed. Under the Stock Repurchase program, 161,456 and 444,776 shares were repurchased, during the three and six months ended June 30, 2016, respectively, at a cost of $6.0 million and $16.9 million, respectively.
See Note 17, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to June 30, 2016.
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
ARI purchased $0.9 million and $2.9 million of components from ACF during the three and six months ended June 30, 2016, respectively, and $6.8 million and $9.3 million during the comparable periods in 2015.
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
Revenues of $0.2 million and $0.7 million for the three and six months ended June 30, 2016, respectively, compared to $3.6 million and $5.8 million for the same periods in 2015 were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.

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
For the three and six months ended June 30, 2016 revenues of less than $0.1 million were recorded under this agreement.
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
Revenues of $7.3 million and $15.3 million for the three and six months ended June 30, 2016, respectively, compared to $6.4 million and $12.8 million for the same periods in 2015, respectively, were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations.
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
On February 29, 2012, the Company entered into a railcar management agreement with ARL (the ARI railcar management agreement). The agreement was effective as of January 1, 2011, will continue through December 31, 2018 and thereafter it automatically renews for additional one-year periods unless written notice is received from either party at least six months prior to the expected renewal. In December 2012, LLI entered into a similar agreement with ARL (as amended in January 2014, the LLI railcar management agreement). On October 16, 2014, LLII entered into a railcar management agreement with ARL (the LLII railcar management agreement). Under the ARI and LLI railcar management agreements, in addition to the management fee, ARL receives a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.
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
Total lease origination and management fees incurred under the Railcar Management Agreements were $1.6 million and $3.3 million for the three and six months ended June 30, 2016, respectively, compared to $1.9 million and $3.4 million for the same periods in 2015. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.3 million and $0.6 million were incurred for each of the three and six months ended

June 30, 2016, respectively, compared to $0.1 million and $0.4 million for the same periods in 2015. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements as well as on a purchase order basis. During the three and six months ended June 30, 2016 there were no revenues from railcars sold to the IELP Entities compared to $58.1 million and $177.1 million for the same periods in 2015. These revenues are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.
Agreements with other related parties
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $20.7 million and $23.6 million as of June 30, 2016 and December 31, 2015, respectively. See Note 6, Investments in and Loans to Joint Ventures, for further information regarding this transaction and the terms of the underlying loans.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 then continues until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively, compared to $1.2 million and $2.7 million for the same periods in 2015. This agreement was unanimously approved by the independent directors of the Company’s audit committee.
Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Fees incurred as a member of the Insight Portfolio Group were less than $0.1 million during the three months ended June 30, 2016 and 2015 and were $0.1 million for the six months ended June 30, 2016 and 2015. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with related parties
Cost of revenues for manufacturing included $16.0 million and $34.8 million for the three and six months ended June 30, 2016, respectively, compared to $37.9 million and $79.4 million for the same periods in 2015 for railcar components purchased from joint ventures.
Inventory as of June 30, 2016 and December 31, 2015, included $7.0 million and $7.9 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.
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

	Three Months Ended June 30, 2016
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$97,548	$9,266	$106,814	$15,538
Railcar leasing	33,209	—	33,209	20,237
Railcar services	19,727	609	20,336	3,059
Corporate	—	—	—	(4,441)
Eliminations	—	(9,875)	(9,875)	1,581
Total Consolidated	$150,484	$—	$150,484	$35,974

	Three Months Ended June 30, 2015
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$144,481	$123,693	$268,174	$69,941
Railcar leasing	28,216	—	28,216	16,976
Railcar services	19,301	94	19,395	3,880
Corporate	—	—	—	(2,463)
Eliminations	—	(123,787)	(123,787)	(33,070)
Total Consolidated	$191,998	$—	$191,998	$55,264

	Six Months Ended June 30, 2016
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$221,340	$32,897	$254,237	$38,224
Railcar leasing	65,977	—	65,977	39,912
Railcar services	39,347	1,568	40,915	6,567
Corporate	—	—	—	(8,949)
Eliminations	—	(34,465)	(34,465)	917
Total Consolidated	$326,664	$—	$326,664	$76,671

	Six Months Ended June 30, 2015
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$366,292	$207,424	$573,716	$140,379
Railcar leasing	52,801	—	52,801	31,740
Railcar services	36,681	196	36,877	6,747
Corporate	—	—	—	(6,813)
Eliminations	—	(207,620)	(207,620)	(56,774)
Total Consolidated	$455,774	$—	$455,774	$115,279

Total Assets	June 30, 2016	December 31, 2015
	(in thousands)
Manufacturing	$260,088	$272,721
Railcar leasing	1,199,291	1,190,180
Railcar services	59,290	56,880
Corporate/Eliminations	(86,069)	5,293
Total Consolidated	$1,432,600	$1,525,074
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Manufacturing	0.1%	32.2%	0.2%	40.1%
Railcar leasing	—%	—%	—%	—%
Railcar services	4.8%	3.3%	4.7%	2.8%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Manufacturing revenues from significant customers	46.1%	56.8%	33.9%	50.3%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Manufacturing receivables from significant customers	43.7%	20.9%
Note 17 — Subsequent Events
On July 27, 2016, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of September 9, 2016 that will be paid on September 23, 2016.
The Company repurchased 502 shares under the Stock Repurchase Program subsequent to June 30, 2016, at a cost of less than $0.1 million, resulting in 19,399,253 shares outstanding as of July 27, 2016.

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
Although results are down compared to 2015, given the current market conditions for new railcar demand, our consolidated operating margins remain strong at 23.9% for the three months ended June 30, 2016 as we continue to benefit from the growth of our railcar leasing segment with a fully utilized lease fleet of 10,641 railcars at June 30, 2016. Railcars built for our lease fleet represented 8.4% of our total railcar shipments during the second quarter of 2016 compared to 42.5% for the same period in 2015. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. As of June 30, 2016, we had a backlog of 5,601 railcars, including 1,556 railcars for lease customers.
After record high demand for railcars the last couple of years, the rail industry is experiencing headwinds resulting from lower railcar loadings, lower fleet utilization and increased rail speeds. Given the tank railcar market's record high deliveries in 2014 and 2015, coupled with volatility in oil prices, the tank railcar market is softening at a faster pace than other markets. These macro-economic factors have resulted in increasingly competitive tank and hopper railcar markets in relation to both prices and demand, which we believe will continue for the next several quarters. In response to softening customer demand coupled with the shift to more specialized hopper and tank railcars with higher material and labor content, we continue to evaluate our production rates to align with current industry trends. Even at lower production levels, we continue to efficiently produce high quality hopper and tank railcars. During the second quarter of 2016, we shipped 1,017 railcars, which is 57.6% lower than that of the same period in 2015. We cannot assure you that hopper or tank railcar demand will maintain its current pace or return to historical average levels, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders or shipments will track industry-wide trends.
Our railcar services segment continues to produce strong results. With the completion of several capital projects in late 2015, our existing repair network stands ready to respond to additional demand opportunities that we expect to arise. Additional capacity at our tank railcar manufacturing facility is currently being used to meet the increased demand for traditional repair work. We also plan to use this facility to perform retrofit services in a production line set-up, which we believe will be one of the industry's most efficient, cost effective, and timely ways to retrofit tank railcars.
Our earnings contributed to cash flow from operations in the first six months of 2016 of $87.5 million. Our current liquidity of $399.5 million, including $200.0 million available under revolving credit facility provides us with the ability to further grow our lease fleet, as demand may dictate, as well as to continue to reinvest in our business model, which is designed to support the industry with complete railcar solutions over the railcar life cycle.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015
Consolidated Results

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2016	2015	Change	Change	2016	2015	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$97,548	$144,481	$(46,933)	(32.5)	$221,340	$366,292	$(144,952)	(39.6)
Railcar leasing	33,209	28,216	4,993	17.7	65,977	52,801	13,176	25.0
Railcar services	19,727	19,301	426	2.2	39,347	36,681	2,666	7.3
Total revenues	$150,484	$191,998	$(41,514)	(21.6)	$326,664	$455,774	$(129,110)	(28.3)
Cost of revenues:
Manufacturing	$(81,437)	$(107,714)	$26,277	24.4	$(183,718)	$(282,248)	$98,530	34.9
Railcar leasing	(10,356)	(8,993)	(1,363)	(15.2)	(20,531)	(16,694)	(3,837)	(23.0)
Railcar services	(15,420)	(14,737)	(683)	(4.6)	(30,657)	(28,582)	(2,075)	(7.3)
Total cost of revenues	$(107,213)	$(131,444)	$24,231	18.4	$(234,906)	$(327,524)	$92,618	28.3
Selling, general and administrative	(7,297)	(5,315)	(1,982)	(37.3)	(15,254)	(12,996)	(2,258)	(17.4)
Net gains on disposition of leased railcars	—	25	(25)	*	167	25	142	*
Earnings from operations	$35,974	$55,264	$(19,290)	(34.9)	$76,671	$115,279	$(38,608)	(33.5)
* - Not Meaningful
Revenues
Our total consolidated revenues for the three and six months ended June 30, 2016 decreased by 21.6% and 28.3%, respectively, compared to the same periods in 2015. These decreases were due to decreased revenues in our manufacturing segment, partially offset by increased revenues in our railcar leasing and railcar services segments.
During the three months ended June 30, 2016, we shipped 932 direct sale railcars, which excludes 85 railcars (8.4% of total shipments) built for our lease fleet, compared to 1,378 direct sale railcars for the same period of 2015, which excludes 1,019 railcars (42.5% of total shipments) built for our lease fleet.
During the six months ended June 30, 2016, we shipped 2,062 direct sale railcars, which excludes 285 railcars (12.1% of total shipments) built for our lease fleet, compared to 3,395 direct sale railcars for the same period of 2015, which excludes 1,670 railcars (33.0% of total shipments) built for our lease fleet.
Manufacturing revenues decreased by 32.5% during the three month period ended June 30, 2016 compared to the same period in 2015. This change was due to a decrease of 29.7% driven by 446 fewer railcar shipments for direct sale, a higher mix of hopper railcars sold, which generally have lower average selling prices than tank railcars due to less material and labor content, and more competitive pricing on both hopper and tank railcars. Given the decrease in tank railcar demand and a shift in production to a larger mix of specialty railcars, both hopper and tank railcar shipments have decreased. The remaining decrease of 2.8% was due to lower revenues from material cost changes that we generally pass through to customers, as discussed below.
Manufacturing revenues decreased by 39.6% during the six month period ended June 30, 2016 compared to the same period of 2015. This change was due to a decrease of 37.2% driven by a decrease in both hopper and tank railcar shipments for direct sale, a higher mix of hopper railcars sold, and more competitive pricing on both hopper and tank railcars. In total, we shipped 1,333 fewer direct sale railcars during the six month period ended June 30, 2016 compared to the same period in 2015. The remaining decrease of 2.4% was due to lower revenues from material cost changes that we generally pass through to customers, as discussed below.

Railcar leasing revenues increased by 17.7% and 25.0% during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to an increase in the number of railcars in our lease fleet while lease rates remained relatively flat. The lease fleet grew to 10,641 railcars at June 30, 2016 from 9,399 railcars at June 30, 2015.

Railcar services revenues increased by 2.2% and 7.3% during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to an increase in demand and the additional capacity resulting from our expansion projects that continue to ramp up in 2016.
Cost of revenues
Our total consolidated cost of revenues decreased by 18.4% and 28.3% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to decreased cost of revenues in our manufacturing segment, partially offset by an increase in our railcar leasing and railcar services segments.
Cost of revenues decreased for our manufacturing segment by 24.4% and 34.9% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to a decrease of 20.6% and 31.8%, respectively, driven by lower direct sale railcar shipments, as discussed above, and a decrease of 3.8% and 3.1%, respectively, driven by lower material costs for key components and steel, which is also reflected as a decrease in selling prices as our practice is to generally pass increases or decreases in these costs through to the customer.
Cost of revenues for our railcar leasing segment increased by 15.2% and 23.0% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment increased by 4.6% and 7.3% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to an increase in volume of work and costs associated with the ramp up of operations at our recently completed expansion projects, as discussed above, as well as higher depreciation expenses.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative expenses were $7.3 million and $15.3 million for the three and six months ended June 30, 2016, respectively, compared to $5.3 million and $13.0 million for the same periods in 2015. These increases were primarily due to lower consulting expenses in the second quarter of 2015 as well as higher depreciation related to our new enterprise resource planning system in 2016.
Interest expense
Our total consolidated interest expense remained flat when comparing the second quarter of 2016 to the same period in 2015. Our total consolidated interest expense increased by $1.2 million for the six months ended June 30, 2016 compared to the same period in 2015. This increase was primarily driven by a higher average debt balance during the first six months of 2016 compared to the same period in 2015.
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

Earnings (Loss) from Joint Ventures
The breakdown of our earnings (loss) from joint ventures during the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Ohio Castings	$34	$417	$(383)	$(165)	$879	$(1,044)
Axis	1,424	1,724	(300)	3,109	3,059	50
Total Earnings from Joint Ventures	$1,458	$2,141	$(683)	$2,944	$3,938	$(994)
Our joint venture earnings were $1.5 million and $2.9 million for the three and six months ended June 30, 2016, respectively, compared to earnings of $2.1 million and $3.9 million for the same periods in 2015. These decreases were a result of decreased sales at our Ohio Castings joint venture due to a ramp down of production from the high levels experienced in 2015 to more historical levels that align with the joint venture's expected production level and is in line with expected industry demand. The results from our Axis joint venture for the three months ended June 30, 2016 also reflect a ramp down of production in line with expected industry demand, although earnings remain strong for Axis. The loss from Ohio Castings for the six months ended June 30, 2016 was partially offset by strong earnings from our Axis joint venture reflective of improved efficiencies and better profitability in the six months ended June 30, 2016 than compared to the same period in 2015.
Income Tax Expense
Our income tax expense was $12.3 million, or 38.2% of our earnings before income taxes, and $26.3 million, or 38.1% of our earnings before income taxes for the three and six months ended June 30, 2016, respectively, compared to $19.3 million, or 36.9% of our earnings before income taxes, and $39.8 million, or 37.0% for the same periods in 2015. The increase in the effective tax rate is primarily due to the decrease in the domestic production activities deduction.
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

	Three Months Ended June 30,
	2016			2015
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$97,548	$9,266	$106,814	$144,481	$123,693	$268,174	$(161,360)
Railcar Leasing	33,209	—	33,209	28,216	—	28,216	4,993
Railcar Services	19,727	609	20,336	19,301	94	19,395	941
Eliminations	—	(9,875)	(9,875)	—	(123,787)	(123,787)	113,912
Total Consolidated	$150,484	$—	$150,484	$191,998	$—	$191,998	$(41,514)

	Six Months Ended June 30,
	2016			2015
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$221,340	$32,897	$254,237	$366,292	$207,424	$573,716	$(319,479)
Railcar leasing	65,977	—	65,977	52,801	—	52,801	13,176
Railcar services	39,347	1,568	40,915	36,681	196	36,877	4,038
Eliminations	—	(34,465)	(34,465)	—	(207,620)	(207,620)	173,155
Total Consolidated	$326,664	$—	$326,664	$455,774	$—	$455,774	$(129,110)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Earnings (Loss) from Operations
Manufacturing	$15,538	$69,941	$(54,403)	$38,224	$140,379	$(102,155)
Railcar leasing	20,237	16,976	3,261	39,912	31,740	8,172
Railcar services	3,059	3,880	(821)	6,567	6,747	(180)
Corporate	(4,441)	(2,463)	(1,978)	(8,949)	(6,813)	(2,136)
Eliminations	1,581	(33,070)	34,651	917	(56,774)	57,691
Total Consolidated	$35,974	$55,264	$(19,290)	$76,671	$115,279	$(38,608)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment Operating Margins
Manufacturing	14.5%	26.1%	15.0%	24.5%
Railcar leasing	60.9%	60.2%	60.5%	60.1%
Railcar services	15.0%	20.0%	16.1%	18.3%
Manufacturing
Our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, decreased by $161.4 million and $319.5 million for the three and six months ended June 30, 2016 compared to the same periods in 2015. These decreases resulted from a lower volume of shipments, as discussed below, an overall decrease in average selling prices with a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content, more competitive pricing on both hopper and tank railcars, and a decrease in revenue from material cost changes that we generally pass through to customers, as discussed in 'Consolidated Results' above.
During the second quarter of 2016, we shipped 1,017 railcars, including 85 railcars built for our lease fleet, compared to 2,397 railcars for the same period of 2015, including 1,019 railcars built for our lease fleet. During the first six months of 2016, we shipped 2,347 railcars, including 285 railcars built for our lease fleet, compared to 5,065 railcars for the same period of 2015, including 1,670 railcars built for our lease fleet.
Manufacturing segment revenues for the three and six months ended June 30, 2016 included estimated revenues of $9.3 million and $32.9 million relating to railcars built for our lease fleet compared to $123.7 million and $207.4 million for the same periods in 2015. These decreases in estimated revenues related to railcars built for our lease fleet were due to lower quantities of both tank and hopper railcars shipped for lease. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 8.4% and 12.1% of our railcar shipments during the three and six months ended June 30, 2016, respectively, compared to 42.5% and 33.0% of our railcar shipments during the same periods in 2015.
From time to time, we manufacture and sell railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, American Railcar Leasing LLC (ARL) and ARL's wholly-owned subsidiary, AEP Leasing LLC (AEP) (collectively, the IELP Entities). Our manufacturing segment had no direct sales of railcars to the IELP Entities during the six months ended June 30, 2016, primarily due to increased demand for direct sale hopper railcars and our focus on growing our own lease fleet. During the three and six months ended June 30, 2015, we had $58.1 million and $177.1 million of direct sales of railcars to the IELP Entities. In addition, we recorded $0.2 million and $0.7 million of revenue from ACF Industries LLC (ACF) for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF during the three and six months ended June 30, 2016, respectively, compared to $3.6 million and $5.8 million for the same periods in 2015. ACF is also affiliated with Mr. Carl Icahn. Total manufacturing segment revenues from our affiliates represent 0.1% and 0.2% of our total consolidated revenues for the three and six months ended June 30, 2016, respectively, compared to 32.2% and 40.1% for the same periods in 2015.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, decreased by $54.4 million and $102.2 million for the three and six months ended June 30, 2016 compared to the same periods in 2015. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $1.1 million and $4.5 million for the three and six months ended June 30, 2016, respectively, compared to $35.2 million and $60.9 million for the same periods in 2015. The estimated profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Operating margin from our manufacturing segment decreased to 14.5% and 15.0% for the three and six months ended June 30, 2016 compared to 26.1% and 24.5% for the same periods in 2015. These decreases for both earnings from operations and operating margin were due to a higher mix of hopper railcar shipments, which generally sell at lower prices than tank railcars due to less material and labor content, in addition to more competitive pricing on both hopper and tank railcars and higher costs associated with the lower production rates at our tank railcar manufacturing facility.
Railcar Leasing
Our railcar leasing segment revenues for the three and six months ended June 30, 2016 increased by $5.0 million and $13.2 million, respectively, compared to the same periods in 2015. The increase in revenues was driven by an increase in railcars on lease with third parties.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $3.3 million and $8.2 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. This increase is primarily due to the growth in the number of railcars in our lease fleet. Operating margin from our railcar leasing segment remained relatively flat at 60.9% and 60.5% for the three and six months ended June 30, 2016 compared to 60.2% and 60.1% for the same periods in 2015.
Railcar Services
Our railcar services segment revenues increased by $0.9 million and $4.0 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase was primarily due to an increase in demand and the additional capacity resulting from our expansion projects that continue to ramp up in 2016, as discussed above.

For the three and six months ended June 30, 2016, our railcar services segment revenues included transactions with ARL totaling $7.2 million, or 4.8% of our total consolidated revenues, and $15.2 million, or 4.7% of our total consolidated revenues, respectively, compared to $6.4 million, or 3.3% and $12.8 million, or 2.8% of our total consolidated revenues for the same periods in 2015.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased by $0.8 million and $0.2 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Operating margins for this segment decreased to 15.0% and 16.1% for the three and six months ended June 30, 2016, respectively, compared to 20.0% and 18.3% for the same periods in 2015. These decreases are due to costs associated with the ramp up of operations at our recently completed expansion projects as well as higher depreciation expenses, as discussed above, and additional administrative support expenses to foster anticipated growth of this segment.
BACKLOG
We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of June 30, 2016, our total backlog was 5,601 railcars, of which 4,045 railcars with an estimated market value of $392.7 million were orders for direct sale and 1,556 railcars with an estimated market value of $143.9 million were orders for railcars that will be subject to lease. As of December 31, 2015, our total backlog was 7,081 railcars, of which 5,629 railcars with an estimated market value of $550.1 million were orders for direct sale and 1,452 railcars with an estimated market value of $144.7 million were orders for railcars that will be subject to lease. Our entire backlog as of December 31, 2015 related to railcars for non-affiliated customers.
Railcars for Sale. As of June 30, 2016, approximately 72.2% of the total number of railcars in our backlog were railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.
Railcars for Lease. As of June 30, 2016, approximately 27.8% of the total number of railcars in our backlog were for lease orders. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value. Railcars for lease to our affiliates, the IELP Entities, accounted for 2.1% of the total number of railcars in our backlog as of June 30, 2016.
Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay railcars in our backlog from being shipped and converted into revenue. In addition, certain orders may be subject to changes from lease to direct sale, or vice versa, which could impact the timing of conversion of orders into revenue because lease revenues are recognized over the term of the lease. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered. For all of the reasons discussed above, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all, nor can we guarantee that the actual revenue from these orders will equal our reported estimated market value or that our future revenue efforts will be successful.
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
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2016, we had net working capital of $270.3 million, including $199.5 million of cash and cash equivalents. As of June 30, 2016, we had $589.0 million of debt outstanding under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII), and we also had up to $200.0 million available to us under a revolving loan, as discussed further below.
Outstanding and Available Debt
Lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. LLIII issued $625.5 million in aggregate principal amount of notes, pursuant to an indenture (the Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively with the Class A-1 Notes, the Notes). As of June 30, 2016, there were $213.5 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of June 30, 2016 and December 31, 2015, the liquidity reserve amount was $16.7 million and $16.9 million, respectively, and included within 'Restricted cash' on the condensed consolidated balance sheets.
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
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$87,484	$120,309	$(32,825)
Investing activities	(40,963)	(145,319)	104,356
Financing activities	(145,115)	173,379	(318,494)
Effect of exchange rate changes on cash and cash equivalents	(19)	(202)	183
(Decrease) Increase in cash and cash equivalents	$(98,613)	$148,167	$(246,780)

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the six months ended June 30, 2016 was $87.5 million compared to net cash provided by operating activities of $120.3 million for the same period in 2015. This decrease was primarily due to decreased earnings, as described above, and changes in various operating assets and liabilities, including income taxes receivable as well as accounts receivable, inventories, and accounts payable, due to the timing of shipments and customer payments.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the six months ended June 30, 2016 was $41.0 million compared to $145.3 million in the same period in 2015. The decrease was a result of reduced spending on leased railcars and capital expenditures during the first six months of 2016 compared to the same period in 2015.
Net Cash (Used In) Provided By Financing Activities
Our net cash used in financing activities for the six months ended June 30, 2016 was $145.1 million compared to net cash provided by financing activities of $173.4 million for the same period in 2015. The cash used in financing activities during the first six months of 2016 was a result of the $100.0 million repayment of our Revolving Loan and repurchases of $16.9 million of shares of our common stock under a stock repurchase program (the Stock Repurchase Program), as described further below. The cash provided by financing activities during the first six months of 2015 was a result of the $211.6 million in net proceeds that we received from the January 2015 lease fleet refinancing, as discussed above, partially offset by the related debt issuance costs of $5.3 million.
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
Capital expenditures for the six months ended June 30, 2016 were $33.4 million for manufacturing railcars for lease to others and $11.2 million for capitalized projects that we expect will continue to expand our business, maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2016 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services.
Future Liquidity
Our current liquidity consists of our existing cash balance, anticipated cash flows from operations, and borrowing availability of $200.0 million under the 2015 Credit Agreement. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business, as demand may dictate.
Additionally, we expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of railcar orders we receive, our shipments and our production rates. Our future liquidity may also be impacted by the number of railcar orders we receive for lease versus direct sale. However, we believe we have a strong balance sheet with good borrowing capacity based on, among other things, our ability to use any unencumbered railcars in our lease fleet as collateral in any future financing transaction.
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
Stock Repurchase Program
On July 28, 2015, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. Under the Stock Repurchase program, 161,456 and 444,776 shares were repurchased, during the three and six months ended June 30, 2016, respectively, at a cost of $6.0 million and $16.9 million, respectively. We have repurchased 502 shares under our Stock Repurchase Program subsequent to June 30, 2016, at a cost of less than $0.1 million, resulting in 19,399,253 shares outstanding as of July 27, 2016.
Contractual Obligations and Contingencies
As of June 30, 2016, our gross outstanding debt decreased to $589.0 million from $701.8 million as of December 31, 2015, primarily in connection with the repayment of the Revolving Loan, as discussed above. Refer to the status of other contingencies and contractual obligations in Notes 8 - 11 to the condensed consolidated financial statements. Other than the decrease in our borrowings, our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Recent accounting pronouncements
See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements located in Part I, Item I of this report for a discussion of recent accounting pronouncements applicable to us.
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
Changes in internal control over financial reporting
During the second quarter of 2016, our railcar services segment implemented a new enterprise resource planning (ERP) system, similar to the system we implemented for our manufacturing and railcar leasing segments last year, which is expected to improve the efficiency of certain financial and related transaction processes. This implementation has resulted in business and operational changes. As a result, we have put controls in place that we believe serve to monitor and maintain appropriate internal controls over financial reporting.
There were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11, Commitments and Contingencies, to the condensed consolidated financial statements located in Part I, Item I of this report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended June 30, 2016:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2016 through April 30, 2016	—	$—	—	$181,709,638
May 1, 2016 through May 31, 2016	90,256	$37.72	90,256	$178,304,813
June 1, 2016 through June 30, 2016	71,200	$37.07	71,200	$175,665,721
Total	161,456		161,456

(1)
On July 28, 2015, the Company's board of directors authorized the Stock Repurchase Program pursuant to which the Company may, from time to time, repurchase up to $250.0 million of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed.

(2)	We repurchased 502 shares under our Stock Repurchase Program subsequent to June 30, 2016, at a cost of less than $0.1 million, resulting in 19,399,253 shares outstanding as of July 27, 2016.
ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Interim Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	July 29, 2016	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Chief Executive Officer

		By:	/s/ Luke M. Williams
Luke M. Williams, Interim Senior Vice President, Interim Chief Financial Officer and Interim Treasurer
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Interim Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith