Form 10-Q
period 2016-09-30
American Railcar Industries, Inc.
filed 2016-10-28
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on October 26, 2016 was 19,361,832 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,049	$298,064
Restricted cash	16,758	16,917
Short-term investments—available for sale securities	9,076	—
Accounts receivable, net	25,050	29,018
Accounts receivable, due from related parties	5,923	9,401
Income taxes receivable	2,199	3,058
Inventories, net	84,788	96,965
Prepaid expenses and other current assets	5,391	4,058
Total current assets	347,234	457,481
Property, plant and equipment, net	175,858	176,311
Railcars on leases, net	894,967	848,717
Goodwill	7,169	7,169
Investments in and loans to joint ventures	27,464	27,397
Other assets	5,457	7,999
Total assets	$1,458,149	$1,525,074
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,291	$36,080
Accounts payable, due to related parties	1,895	4,477
Accrued expenses and taxes, including loss contingency of $16,973 and $0 at September 30, 2016 and December 31, 2015, respectively	32,832	6,344
Accrued compensation	8,554	11,459
Short-term debt, including current portion of long-term debt	25,596	125,784
Total current liabilities	106,168	184,144
Long-term debt, net of unamortized debt issuance costs of $4,918 and $5,081 as of September 30, 2016 and December 31, 2015, respectively	551,823	570,756
Deferred tax liability	242,024	222,338
Pension and post-retirement liabilities	8,444	8,484
Other liabilities	2,650	3,055
Total liabilities	911,109	988,777
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,386,971 and 19,844,531 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	213	213
Additional paid-in capital	239,609	239,609
Treasury Stock	(74,825)	(57,423)
Retained earnings	388,157	361,153
Accumulated other comprehensive loss	(6,114)	(7,255)
Total stockholders’ equity	547,040	536,297
Total liabilities and stockholders’ equity	$1,458,149	$1,525,074
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Manufacturing (including revenues from affiliates of $40 and $816 for the three and nine months ended September 30, 2016, respectively, and $34,510 and $217,449 for the same periods in 2015)	$93,546	$123,318	$314,886	$489,610
Railcar leasing	32,798	31,174	98,775	83,975
Railcar services (including revenues from affiliates of $5,933 and $21,176 for the three and nine months ended September 30, 2016, respectively, and $5,402 and $18,188 for the same periods in 2015)	18,618	18,175	57,965	54,856
Total revenues	144,962	172,667	471,626	628,441
Cost of revenues:
Manufacturing	(79,671)	(91,132)	(263,389)	(373,380)
Other operating loss (refer to Note 11, Commitments and Contingencies)	(16,973)	—	(16,973)	—
Railcar leasing	(10,577)	(9,714)	(31,108)	(26,408)
Railcar services	(15,131)	(14,269)	(45,788)	(42,851)
Total cost of revenues	(122,352)	(115,115)	(357,258)	(442,639)
Gross profit	22,610	57,552	114,368	185,802
Selling, general and administrative	(6,583)	(7,768)	(21,837)	(20,764)
Net gains on disposition of leased railcars	58	—	225	25
Earnings from operations	16,085	49,784	92,756	165,063
Interest income (including income from related parties of $404 and $1,288 for the three and nine months ended September 30, 2016, respectively, and $520 and $1,615 for the same periods in 2015)	429	542	1,360	1,655
Interest expense	(5,632)	(5,645)	(17,216)	(16,077)
Loss on debt extinguishment	—	—	—	(2,126)
Other income	57	3	58	14
Earnings from joint ventures	1,614	1,402	4,558	5,340
Earnings before income taxes	12,553	46,086	81,516	153,869
Income tax expense	(4,864)	(16,729)	(31,139)	(56,567)
Net earnings	$7,689	$29,357	$50,377	$97,302
Net earnings per common share—basic and diluted	$0.40	$1.39	$2.58	$4.58
Weighted average common shares outstanding—basic and diluted	19,397	21,054	19,524	21,252
Cash dividends declared per common share	$0.40	$0.40	$1.20	$1.20
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$7,689	$29,357	$50,377	$97,302
Currency translation	(113)	(715)	570	(1,529)
Postretirement plans (1)	120	115	359	347
Short-term investments (2)	212	—	212	—
Comprehensive income	$7,908	$28,757	$51,518	$96,120

(1)
Net of tax effect of $0.1 million and less than $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2016 and 2015.

(2)	Net of tax effect of $0.1 million for the three and nine months ended September 30, 2016.
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net earnings	$50,377	$97,302
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	38,729	33,185
Amortization of deferred costs	379	305
(Gain) loss on disposal of property, plant, equipment and leased railcars	(16)	45
Earnings from joint ventures	(4,558)	(5,340)
Provision for deferred income taxes	19,342	21,892
Provision for allowance for doubtful accounts receivable	(963)	65
Dividends received from short-term investments	(50)	—
Items related to financing activities:
Loss on debt extinguishment	—	2,126
Changes in operating assets and liabilities:
Accounts receivable, net	5,377	(5,970)
Accounts receivable, due from related parties	3,520	18,856
Income taxes receivable	1,055	21,867
Inventories, net	12,248	(8,960)
Prepaid expenses and other current assets	(1,327)	(848)
Accounts payable	1,208	(5,890)
Accounts payable, due to related parties	(2,582)	55
Accrued expenses and taxes	23,572	2,471
Other	2,389	(3,757)
Net cash provided by operating activities	148,700	167,404
Investing activities:
Purchases of property, plant and equipment	(16,021)	(26,376)
Grant Proceeds	75	—
Capital expenditures - leased railcars	(69,387)	(215,096)
Proceeds from the sale of property, plant, equipment and leased railcars	879	118
Purchase of short-term investments - available for sale securities	(8,750)	—
Proceeds from repayments of loans and distributions from joint ventures	4,430	5,750
Net cash used in investing activities	(88,774)	(235,604)
Financing activities:
Repayments of long-term debt	(119,288)	(426,150)
Proceeds from long-term debt	—	625,306
Change in interest reserve related to long-term debt	159	(9,843)
Stock repurchases	(17,402)	(49,441)
Payment of common stock dividends	(23,373)	(25,304)
Debt issuance costs	(13)	(5,271)
Net cash (used in) provided by financing activities	(159,917)	109,297
Effect of exchange rate changes on cash and cash equivalents	(24)	(223)
(Decrease) Increase in cash and cash equivalents	(100,015)	40,874
Cash and cash equivalents at beginning of period	298,064	88,109
Cash and cash equivalents at end of period	$198,049	$128,983

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. The retrospective adoption of this guidance during the first quarter of 2016 resulted in a reclassification of debt issuance costs related to the Company's long-term debt on the Company's September 30, 2016 and December 31, 2015 balance sheets and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company currently intends to adopt this new guidance on January 1, 2018 using the modified retrospective application method and continues to evaluate the new standard, but does not, at this time, anticipate a material impact to the financial statements once implemented.
Note 3 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Accounts receivable, gross	$25,492	$30,422
Less allowance for doubtful accounts	(442)	(1,404)
Total accounts receivable, net	$25,050	$29,018

Note 4 — Inventories
Inventories consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$47,729	$65,575
Work-in-process	35,168	31,184
Finished products	5,328	3,393
Total inventories	88,225	100,152
Less reserves	(3,437)	(3,187)
Total inventories, net	$84,788	$96,965
Note 5 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	September 30, 2016	December 31, 2015
	(in thousands)
Operations / Corporate:
Buildings	$179,530	$167,537
Machinery and equipment	227,639	219,488
Land	4,313	3,687
Construction in process	4,208	16,784
	415,690	407,496
Less accumulated depreciation	(239,832)	(231,185)
Property, plant and equipment, net	$175,858	$176,311
Railcar Leasing:
Railcars on leases	$975,476	$906,786
Less accumulated depreciation	(80,509)	(58,069)
Railcars on leases, net	$894,967	$848,717

Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.
As of September 30, 2016, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 3 months of 2016	$32,992
2017	119,000
2018	106,074
2019	87,622
2020	52,333
2021 and thereafter	78,606
Total	$476,627
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Total depreciation expense	$13,113	$12,214	$38,729	$33,185
Depreciation expense on leased railcars	$7,614	$7,050	$22,493	$18,894
Note 6 — Investments in and Loans to Joint Ventures
As of September 30, 2016, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	September 30, 2016	December 31, 2015
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,660	$7,776
Axis	19,804	19,621
Total investments in and loans to joint ventures	$27,464	$27,397
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Results of operations
Revenues	$12,497	$16,728	$39,834	$60,623
Gross profit	$866	$699	$2,080	$5,061
Net earnings (loss)	$63	$(205)	$(317)	$2,324

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
Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During the first nine months of 2016 and the full year of 2015, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, due to ARI Component, was $19.2 million and $23.6 million as of September 30, 2016 and December 31, 2015, respectively.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Results of operations
Revenues	$17,442	$17,812	$49,939	$57,229
Gross profit	$4,584	$4,571	$14,444	$14,848
Earnings before interest	$4,330	$4,333	$13,665	$14,097
Net earnings	$3,521	$3,341	$11,085	$10,891
As of September 30, 2016, the investment in Axis was comprised entirely of ARI’s term loan. The Company has evaluated this loan to be fully recoverable.

Note 7 — Warranties
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Liability, beginning of period	$1,584	$1,378	$1,415	$953
Provision for warranties issued during the period, net of adjustments	(14)	341	430	1,235
Adjustments to warranties issued during previous periods	(7)	(4)	(18)	(12)
Warranty claims	(41)	(163)	(305)	(624)
Liability, end of period	$1,522	$1,552	$1,522	$1,552
Note 8 — Debt
Subsidiary Lease Fleet Financings
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
January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an indenture (the Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. In conjunction with the refinancing, the Company incurred a $2.1 million loss, which is shown as 'Loss on debt extinguishment' on the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the LLI and LLII lease fleet financings. As of September 30, 2016, there were $207.0 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Indenture, the Company is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of September 30, 2016 and December 31, 2015, the liquidity reserve amount was $16.1 million and $16.9 million, respectively, and included within 'Restricted cash' on the condensed consolidated balance sheets.
LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the payment date occurring in January 2018. LLIII can prepay or redeem the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the payment date occurring in January 2022. The Company was in compliance with all of its covenants under the Indenture as of September 30, 2016.
The fair value of the Notes was $588.9 million and $608.4 million as of September 30, 2016 and December 31, 2015, respectively, and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.
ARI Lease Fleet Financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million under a credit agreement (2015 Credit Agreement). See 'Liquidity and Capital Resources' section for further discussion regarding the incremental borrowing provision under the 2015 Credit Agreement. The initial amount obtained at closing was approximately $99.5 million, net of fees and expenses (the amounts extended under the 2015 Credit Agreement, inclusive of any amounts extended under the incremental facility, the Revolving Loan). In February 2016, the Company repaid amounts outstanding under the Revolving Loan in full and as of September 30, 2016, the Company had borrowing availability of $200.0 million under this facility.
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
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of September 30, 2016.
As of September 30, 2016 and December 31, 2015, the net book value of the railcars that were pledged as part of the Company's and its subsidiaries' Lease Fleet Financings was $549.0 million and $563.7 million, respectively.
The future contractual minimum rental revenues related to the railcars pledged as of September 30, 2016 are as follows (in thousands):

Remaining 3 months of 2016	$20,515
2017	69,128
2018	56,341
2019	40,929
2020	21,941
2021 and thereafter	22,989
Total	$231,843
The remaining principal payments under the Notes as of September 30, 2016 are as follows (in thousands):

Remaining 3 months of 2016	$6,495
2017	25,588
2018	25,590
2019	25,507
2020	26,354
2021 and thereafter	472,974
Total	$582,508
Note 9 — Income Taxes
The Company’s federal income tax returns for tax years 2013 and beyond remain subject to examination, with the latest statute of limitations expiring in September 2019. Certain of the Company's 2008 through 2012 state income tax returns and all of the

Company's state income tax returns for 2013 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2020. The Company’s foreign income tax returns for 2012 and beyond remain open to examination by foreign tax authorities.
The Company began its implementation of the recent regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition with the filing of its 2014 tax return. The Company then completed its implementation efforts with the filing of its 2015 tax return, without any material impact.
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
The components of net periodic benefit cost for the pension plans are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Service cost	$52	$44	$156	$132
Interest cost	246	236	738	710
Expected return on plan assets	(284)	(320)	(851)	(961)
Amortization of net actuarial loss/prior service cost	206	202	618	605
Net periodic cost recognized	$220	$162	$661	$486

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
ARI is party to a collective bargaining agreement with a labor union at a parts manufacturing facility that will expire in April 2017, unless extended or modified. ARI is also party to collective bargaining agreements with labor unions at two repair facilities that will expire in January and September 2021, respectively, unless extended or modified.

The Company has various agreements with and commitments to related parties. See Note 15, Related Party Transactions, for further detail.
Certain claims, suits and complaints arising in the ordinary course of business, as well as the Gyansys, Inc. (Gyansys) litigation discussed below, have been filed or are pending against ARI. In the opinion of management, based on information currently available, all such claims, suits, and complaints are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably. However, resolution of certain claims or suits by settlement or otherwise, could impact the operating results of the reporting period in which such resolution occurs.
Gyansys
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
FRA Directive
On September 30, 2016, the Federal Railroad Administration (FRA) released Railworthiness Directive Number 2016-01 (the FRA Directive). The FRA Directive addressed certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF Industries LLC (ACF). ACF is an affiliate of Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP. The FRA became involved as a result of one tank railcar manufactured by ARI having a leak identified in 2014. The FRA Directive indicated that approximately 14,800 general purpose tank railcars could be subject to the FRA Directive.
The FRA Directive requires owners of all subject railcars to identify tank railcars in their respective fleets covered by the FRA Directive by October 30, 2016 and to ensure appropriate inspection, testing and repairs, if needed, during a period that ranges from 12 to 24 months from September 30, 2016, depending on the commodity service of the railcar. Owners, including the Company as a railcar lessor, and lessees of the subject railcars will likely incur future costs associated with compliance with this requirement, including but not limited to, freight costs for transporting these railcars to and from repair facilities, inspection, cleaning and repair, if necessary. Lessors of subject railcars, including the Company in its capacity as a lessor, may also experience loss of revenue during periods of rent abatement, if applicable, as a result of railcars being out of service due to compliance with the FRA Directive. The incurrence of such costs and/or any such loss of revenue may be subject to the terms of any applicable warranty coverage and the terms of any applicable lease. The Company's contractual obligations under its operating leases for railcars in its lease fleet may vary from lease to lease.
The Company has evaluated its potential exposure related to the FRA Directive and has established a loss contingency of $17.0 million to cover its probable and estimable liabilities, as of September 30, 2016, with respect to the Company's remedial response to the FRA Directive, taking into account currently available information and the Company's contractual obligations in its capacity as both a manufacturer and lessor of railcars subject to the FRA Directive. This amount is included in accrued expenses and taxes on the condensed consolidated balance sheet and will continue to be evaluated as ARI's and its customers' compliance with the FRA Directive progresses and the Company's understanding of the impact the FRA Directive may have on its business, including results of operations and cash flows, evolves. Actual results could differ from this estimate. Legal fees incurred with respect to this matter will be expensed in the period in which they occur, in accordance with the Company's accounting policy.
Note 12 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, or stock appreciation rights (SARs) and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Share-based compensation expense (income)
Cost of revenues: Manufacturing	$28	$(147)	$(145)	$(93)
Cost of revenues: Railcar services	5	(21)	(12)	(18)
Selling, general and administrative	362	(594)	265	(360)
Total share-based compensation expense (income)	$395	$(762)	$108	$(471)
As of September 30, 2016, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $1.0 million and were expected to be recognized over a weighted average period of 27 months.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2015	$—	$(2,230)	$(5,025)	$(7,255)
Currency translation	—	570	—	570
Reclassifications related to pension and postretirement plans, net of tax effect of $150 (1)	—	—	359	359
Unrealized gain on available for sale securities, net of tax effect of $114 (2)	212	—	—	212
Balance September 30, 2016	$212	$(1,660)	$(4,666)	$(6,114)

(1)—
These accumulated other comprehensive income components relate to amortization of actuarial loss/(gain) and prior period service costs/(benefits) and are included in the computation of net periodic costs for our pension and postretirement plans. See Note 10 for further details and pre-tax amounts.

(2)—	The unrealized gain on available for sale securities, net of tax represents the change in fair value estimates that are based on quoted prices with an active trading market (Level 1).
Note 14 — Stock Repurchase Program
On July 28, 2015, the Company's board of directors authorized a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company may, from time to time, repurchase up to $250.0 million of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the board of directors or when all authorized repurchases are completed. Under the Stock Repurchase program, 12,784 and 457,560 shares were repurchased, during the three and nine months ended September 30, 2016, respectively, at a cost of $0.5 million and $17.4 million, respectively.
See Note 17, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to September 30, 2016.
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
ARI purchased $1.5 million and $4.4 million of components from ACF during the three and nine months ended September 30, 2016, respectively, and $3.7 million and $13.0 million during the comparable periods in 2015.
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
Revenues of zero and $0.7 million for the three and nine months ended September 30, 2016, respectively, compared to $2.7 million and $8.6 million for the same periods in 2015 were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
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
For the three and nine months ended September 30, 2016 revenues of less than $0.1 million were recorded under this agreement. No revenues were recorded under this agreement for the nine months ended September 30, 2015.

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
Revenues of $5.9 million and $21.2 million for the three and nine months ended September 30, 2016, respectively, compared to $5.4 million and $18.2 million for the same periods in 2015, respectively, were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations.
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
On February 29, 2012, the Company entered into a railcar management agreement with ARL (the ARI railcar management agreement). The agreement was effective as of January 1, 2011, will continue through December 31, 2018 and thereafter it automatically renews for additional one-year periods unless written notice is received from either party at least six months prior to the expected renewal or either party chooses to terminate the agreement after a change in control (as defined therein) of the other party. In December 2012, LLI entered into a railcar management agreement with ARL (as amended in January 2014, the LLI railcar management agreement). On October 16, 2014, LLII entered into a railcar management agreement with ARL (the LLII railcar management agreement). Under the ARI and LLI railcar management agreements, in addition to the management fee, ARL receives a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.
In January 2015, in connection with the Company's refinancing of its lease fleet financings, the LLI and LLII railcar management agreements were terminated and LLIII entered into a railcar management agreement with ARL. This agreement extends through the Notes' final maturity date of January 17, 2045, unless terminated earlier pursuant to its terms (together with the railcar management agreements discussed above, collectively the Railcar Management Agreements).
Total lease origination and management fees incurred under the Railcar Management Agreements were $1.7 million and $5.0 million for the three and nine months ended September 30, 2016, respectively, compared to $2.0 million and $5.5 million for the same periods in 2015. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.1 million and $0.7 million were incurred for each of the three and nine months ended September 30, 2016, respectively, compared to $0.2 million and $0.6 million for the same periods in 2015. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements as well as on a purchase order basis. During the three and nine months ended September 30, 2016 there were no revenues from railcars sold to the IELP Entities compared to $31.8 million and $208.9 million for the same periods in 2015. These revenues are included in manufacturing revenues from affiliates on the condensed consolidated statements of operations. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company’s audit committee.

Agreements with other related parties
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $19.2 million and $23.6 million as of September 30, 2016 and December 31, 2015, respectively. See Note 6, Investments in and Loans to Joint Ventures, for further information regarding this transaction and the terms of the underlying loans.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 and was renewed in September 2016, with an effective date in December 2015, to among other things, extend through May 2019, after which the agreement continues until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $0.8 million and $1.6 million for the three and nine months ended September 30, 2016, respectively, compared to $1.1 million and $3.8 million for the same periods in 2015. This agreement was unanimously approved by the independent directors of the Company’s audit committee.
Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Fees incurred as a member of the Insight Portfolio Group were less than $0.1 million during the three months ended September 30, 2016 and 2015 and were $0.1 million for the nine months ended September 30, 2016 and 2015. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with related parties
Cost of revenues for manufacturing included $19.2 million and $54.0 million for the three and nine months ended September 30, 2016, respectively, compared to $34.4 million and $113.8 million for the same periods in 2015 for railcar components purchased from joint ventures.
Inventory as of September 30, 2016 and December 31, 2015, included $5.9 million and $7.9 million, respectively, of railcar components purchased from joint ventures and all profit for this inventory still on hand was eliminated.
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

	Three Months Ended September 30, 2016
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$93,546	$31,283	$124,829	$(2,773)
Railcar leasing	32,798	—	32,798	19,320
Railcar services	18,618	167	18,785	2,797
Corporate	—	—	—	(2,649)
Eliminations	—	(31,450)	(31,450)	(610)
Total Consolidated	$144,962	$—	$144,962	$16,085

	Three Months Ended September 30, 2015
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$123,318	$106,541	$229,859	$54,984
Railcar leasing	31,174	—	31,174	18,603
Railcar services	18,175	642	18,817	3,457
Corporate	—	—	—	(5,095)
Eliminations	—	(107,183)	(107,183)	(22,165)
Total Consolidated	$172,667	$—	$172,667	$49,784

	Nine Months Ended September 30, 2016
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$314,886	$64,180	$379,066	$35,451
Railcar leasing	98,775	—	98,775	59,232
Railcar services	57,965	1,735	59,700	9,364
Corporate	—	—	—	(11,598)
Eliminations	—	(65,915)	(65,915)	307
Total Consolidated	$471,626	$—	$471,626	$92,756

	Nine Months Ended September 30, 2015
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$489,610	$313,965	$803,575	$195,363
Railcar leasing	83,975	—	83,975	50,343
Railcar services	54,856	838	55,694	10,204
Corporate	—	—	—	(11,944)
Eliminations	—	(314,803)	(314,803)	(78,903)
Total Consolidated	$628,441	$—	$628,441	$165,063

Total Assets	September 30, 2016	December 31, 2015
	(in thousands)
Manufacturing	$250,529	$272,721
Railcar leasing	1,234,932	1,190,180
Railcar services	62,134	56,880
Corporate/Eliminations	(89,446)	5,293
Total Consolidated	$1,458,149	$1,525,074
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Manufacturing	—%	20.0%	0.2%	34.6%
Railcar leasing	—%	—%	—%	—%
Railcar services	4.1%	3.1%	4.5%	2.9%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Manufacturing revenues from significant customers	38.9%	46.7%	29.7%	44.9%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Manufacturing receivables from significant customers	23.0%	20.9%
Note 17 — Subsequent Events
On October 26, 2016, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of December 9, 2016 that will be paid on December 22, 2016.
The Company repurchased 25,139 shares under the Stock Repurchase Program subsequent to September 30, 2016 and through October 26, 2016, at a cost of $0.9 million, resulting in 19,361,832 shares outstanding as of such date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding our plans, and the industry's ability, to address the Federal Railroad Administration (FRA) directive (FRA Directive) released September 30, 2016, expected future trends relating to our industry, products and markets, the potential impact of regulatory developments, including developments related to, and any clarification regarding, the FRA Directive, anticipated customer demand for our products, trends relating to our shipments, leasing business, railcar services and revenues, our strategic objectives and long-term strategies, trends related to shipments for direct sale versus lease, our results of operations, financial condition and the sufficiency of our capital resources, statements regarding our projects to expand our manufacturing flexibility and repair capacity, statements regarding our capital expenditure plans, short- and long-term liquidity needs and financing plans, our Stock Repurchase Program, anticipated benefits regarding the growth of our leasing business, statements regarding the mix of railcars in our lease fleet and our lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our backlog, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
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

•
risks relating to our compliance with the FRA directive and any costs or loss of revenue related thereto, including risks that the FRA may not provide any further clarification regarding the FRA Directive or, if it does, what those clarifications may entail;

•	the impact, costs and expenses of any claims and/or litigation we may be subject to now or in the future;

•
risks relating to our compliance with, and the overall railcar industry's implementation of, United States and Canadian regulations related to the transportation of flammable liquids by rail released on May 1, 2015;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale;

•	our ability to manage overhead and variations in production rates;

•	our ability to recruit, retain and train adequate numbers of qualified personnel;

•	the impact of an economic downturn, adverse market conditions and restricted credit markets;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the ongoing risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to further support the growth of our lease fleet;

•	the impact of repurchases pursuant to our Stock Repurchase Program on our current liquidity and the ownership percentage of our principal beneficial stockholder through IELP, Mr. Carl Icahn;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production at our joint ventures;

•	the conversion of our railcar backlog into revenues equal to our reported estimated backlog value;

•	the risks associated with ongoing compliance with environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the risks and impact associated with potential joint ventures, acquisitions, strategic opportunities or new business endeavors;

•	the implementation, integration with other systems and ongoing management of our new enterprise resource planning system; and

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.
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
EXECUTIVE SUMMARY
We are one of the leading North American designers and manufacturers of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. We use certain of these components in our own railcar manufacturing and/or sell certain of these products to third parties. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services. Our business model combines manufacturing, railcar leasing and railcar services and is designed to support the industry with complete railcar solutions over the railcar life cycle.
The tank railcar market continues to soften at a faster pace than most other railcar markets as demand has shifted to more specialized railcars for non-energy related service as a result of the over saturation of that market in recent years. As the industry is facing lower railcar loadings and increased rail speeds along with volatility in oil prices, more railcars are being placed into storage, resulting in lower fleet utilization for much of the industry. As a result of these macro-economic factors, we are also seeing reduced inquiry activity for hopper railcars, indicating the softening of that market as well. We expect our backlog of 5,085 railcars, 1,904 of which will go to our lease fleet, will help us maintain a steady level of production through the early part of 2017.
Our earnings contributed to cash flow from operations in the first nine months of 2016 of $148.7 million. Our current liquidity of $398.0 million, including $200.0 million available under our revolving credit facility provides us with the ability to further grow our lease fleet, as demand may dictate. Our consolidated operating margin was 11.1% for the three months ended September 30, 2016 and was largely supported by the growth of our railcar leasing segment with a lease fleet of 10,961 railcars at September 30, 2016, partially offset by the loss contingency of $17.0 million recorded during the third quarter of 2016 as a result of the FRA Directive discussed below. Railcars built for our lease fleet represented 27.4% of our total railcar shipments during the third quarter of 2016 compared to 48.1% for the same period in 2015. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. Since 2011, we have strategically grown our lease fleet to include a mix of tank and hopper railcars for varying types of service. Although the industry is experiencing declining lease rates as a result of the softness in the overall market, the expiration dates of our operating leases for railcars in our lease fleet are spread over the next several years, which helps mitigate the risks of renewing leases at lower rates or any inability we may experience in renewing or re-leasing these railcars. Adding railcars to our lease fleet remains a priority to us, as we strategically target key customers and key railcar types to meet the needs of our customers.
Our railcar services business continues to support the industry, offering repair services over the railcar life cycle. We have expanded this business to add flexibility and capacity and we expect another expansion project in our repair network to be completed during the fourth quarter of 2016. Our existing repair network stands ready to respond to additional demand opportunities that may arise, including our tank railcar manufacturing facility that provides us the flexibility to not only produce railcars but also to perform traditional repair and retrofit services in a production line set-up.

The flexibility of our workforce and the direction of our knowledgeable management team provides us with the ability to effectively adjust our production rates in an effort to align them with industry trends. Even at lower production levels, we continue to efficiently produce high quality hopper and tank railcars. During the third quarter of 2016, we shipped 1,177 railcars, which is 38.3% lower than that of the same period in 2015. We cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders or shipments will track industry-wide trends.
FRA Directive
On September 30, 2016, the Federal Railroad Administration (FRA) released Railworthiness Directive Number 2016-01 (FRA Directive or Directive), as discussed in Note 11, Commitments and Contingencies, to the condensed consolidated financial statements located in Part I, Item 1 of this report. The FRA Directive addressed certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF Industries LLC (ACF). ACF is an affiliate of Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP. The FRA Directive requires owners of subject railcars to identify tank railcars in their respective fleets covered by the FRA Directive by October 30, 2016 and to ensure appropriate inspection, testing and repairs, if needed, during a period that ranges from 12 to 24 months from September 30, 2016, depending on the commodity service of the railcar. The FRA became involved as a result of one tank railcar manufactured by ARI having a leak identified in 2014. The Directive indicated that approximately 14,800 general purpose tank railcars could be subject to its requirements. The Directive reported that approximately 15% of railcar inspections reviewed by the FRA had weld conditions and the FRA has suggested that, over time, those conditions could develop cracks and lead to leaks. In collaboration with the FRA, ARI and other parties selected for inspection a representative sample of the total population of subject railcars, which was approved by the FRA.
We met with the FRA in October 2016, to express our concerns with the Directive and its impact on ARI, as well as the industry as a whole. We understand the FRA is reviewing our concerns. We are working with the FRA, our customers and industry groups to determine next steps to comply with the Directive. We cannot assure that the FRA will formally provide any clarifications of the Directive in a timely manner, if at all, or that any such clarifications would reduce our or other owners' obligations under the FRA Directive.
We have evaluated our potential exposure related to the FRA Directive and have established a loss contingency of $17.0 million to cover our probable and estimable liabilities, as of September 30, 2016, with respect to our remedial response to the FRA Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and lessor of railcars subject to the FRA Directive. This amount is included in accrued expenses and taxes on the condensed consolidated balance sheet and will continue to be evaluated as our and our customers' compliance with the FRA Directive progresses and our understanding of the impact the FRA Directive may have on our business, including results of operations and cash flows, evolves. We cannot assure you that the amount we have established as a loss contingency is adequate to cover actual costs or losses we may experience.

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2016 compared to three and nine months ended September 30, 2015
Consolidated Results

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2016	2015	Change	Change	2016	2015	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$93,546	$123,318	$(29,772)	(24.1)	$314,886	$489,610	$(174,724)	(35.7)
Railcar leasing	32,798	31,174	1,624	5.2	98,775	83,975	14,800	17.6
Railcar services	18,618	18,175	443	2.4	57,965	54,856	3,109	5.7
Total revenues	$144,962	$172,667	$(27,705)	(16.0)	$471,626	$628,441	$(156,815)	(25.0)
Cost of revenues:
Manufacturing	$(79,671)	$(91,132)	$11,461	12.6	$(263,389)	$(373,380)	$109,991	29.5
Other operating loss	(16,973)	—	(16,973)	*	(16,973)	—	(16,973)	*
Railcar leasing	(10,577)	(9,714)	(863)	(8.9)	(31,108)	(26,408)	(4,700)	(17.8)
Railcar services	(15,131)	(14,269)	(862)	(6.0)	(45,788)	(42,851)	(2,937)	(6.9)
Total cost of revenues	$(122,352)	$(115,115)	$(7,237)	(6.3)	$(357,258)	$(442,639)	$85,381	19.3
Selling, general and administrative	(6,583)	(7,768)	1,185	15.3	(21,837)	(20,764)	(1,073)	(5.2)
Net gains on disposition of leased railcars	58	—	58	*	225	25	200	*
Earnings from operations	$16,085	$49,784	$(33,699)	(67.7)	$92,756	$165,063	$(72,307)	(43.8)
* - Not Meaningful
Revenues
Our total consolidated revenues for the three and nine months ended September 30, 2016 decreased by 16.0% and 25.0%, respectively, compared to the same periods in 2015. These decreases were due to decreased revenues in our manufacturing segment, partially offset by increased revenues in our railcar leasing and railcar services segments.
During the three months ended September 30, 2016, we shipped 855 direct sale railcars, which excludes 322 railcars (27.4% of total shipments) built for our lease fleet, compared to 990 direct sale railcars for the same period of 2015, which excludes 918 railcars (48.1% of total shipments) built for our lease fleet.
During the nine months ended September 30, 2016, we shipped 2,917 direct sale railcars, which excludes 607 railcars (17.2% of total shipments) built for our lease fleet, compared to 4,385 direct sale railcars for the same period of 2015, which excludes 2,588 railcars (37.1% of total shipments) built for our lease fleet.
Manufacturing revenues decreased by 24.1% during the three month period ended September 30, 2016 compared to the same period in 2015. Given the decrease in tank railcar demand and a shift in production to a larger mix of specialty railcars, tank railcar shipments have decreased. Hopper railcar production has also shifted to a larger mix of specialty railcars and demand for that market is beginning to soften, resulting in fewer overall shipments, although hopper railcar shipments for direct sale have increased with a lower percentage going to our lease fleet compared to the same period in 2015. The decrease in manufacturing revenues was due to a decrease of 20.2% driven by 135 fewer overall railcar shipments for direct sale, a higher mix of hopper railcars sold, which generally have lower average selling prices than tank railcars due to less material and labor content, and more competitive pricing on both hopper and tank railcars. The remaining decrease of 3.9% was due to lower revenues from material cost changes that we generally pass through to customers, as discussed below.
Manufacturing revenues decreased by 35.7% during the nine month period ended September 30, 2016 compared to the same period of 2015. This change was due to a decrease of 34.1% driven by a decrease in both hopper and tank railcar shipments for direct sale, a higher mix of hopper railcars sold, and more competitive pricing on both hopper and tank railcars. In total, we shipped 1,468 fewer direct sale railcars during the nine month period ended September 30, 2016 compared to the same period in 2015. The remaining decrease of 1.6% was due to lower revenues from material cost changes that we generally pass through to customers, as discussed below.
Railcar leasing revenues increased by 5.2% and 17.6% during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due primarily to an increase in the number of railcars in our lease fleet, partially offset by a slight decline in weighted average lease rates. The lease fleet grew to 10,961 railcars at September 30, 2016 from 10,317 railcars at September 30, 2015.

Railcar services revenues increased by 2.4% and 5.7% during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to the additional capacity resulting from our expansion projects that continue to ramp up in 2016.
Cost of revenues
Our total consolidated cost of revenues increased by 6.3% for the three months ended September 30, 2016 compared to the same period in 2015 due to increased cost of revenues across all three of our segments, with the manufacturing segment being negatively impacted by the loss contingency recognized during the third quarter of 2016 related to the FRA Directive, as discussed further below.
Our total consolidated cost of revenues decreased by 19.3% for the nine months ended September 30, 2016 compared to the same period in 2015 due to decreased cost of revenues in our manufacturing segment that were partially offset by the loss contingency recognized during the third quarter of 2016 related to the FRA Directive. The overall decrease from the manufacturing segment was partially offset by an increase in our railcar leasing and railcar services segments.
Cost of revenues (excluding the other operating loss attributable to the manufacturing segment, as discussed below) decreased for our manufacturing segment by 12.6% and 29.5% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to a decrease of 7.3% and 27.4%, respectively, driven by lower overall railcar shipments for direct sale partially offset by increased costs associated with the production of more specialized hopper railcars, as discussed above, and a decrease of 5.3% and 2.1%, respectively, driven by lower material costs for key components and steel, which is also reflected as a decrease in selling prices as our practice is to generally pass changes in these costs through to the customer.
Also included as a component of manufacturing cost of revenues was the other operating loss of $17.0 million, which represents a loss contingency recognized during the third quarter of 2016 to cover our probable and estimable liabilities, as of September 30, 2016, with respect to our remedial response to the FRA Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and lessor of railcars subject to the FRA Directive. For further discussion, refer to the Executive Summary above and Note 11, Commitments and Contingencies, to the condensed consolidated financial statements located in Part I, Item 1 of this report.
Cost of revenues for our railcar leasing segment increased by 8.9% and 17.8% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment increased by 6.0% and 6.9% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to an increase in volume of work and costs associated with the ramp up of operations at our recently completed expansion projects, as discussed above, as well as higher depreciation expenses.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative expenses were $6.6 million for the three months ended September 30, 2016 compared to $7.8 million for the same period in 2015. This decrease was primarily due to a decrease in compensation expense and lower consulting expenses, partially offset by an increase in share-based compensation expense and other corporate expenses. The increase in share based compensation expense was driven by the increase in our stock price of $2 per share during the third quarter of 2016 compared to a decrease of $12 per share during the same period in 2015.
Our total consolidated selling, general and administrative expenses were $21.8 million for the nine months ended September 30, 2016 compared to $20.8 million for the same period in 2015. This increase was primarily due to lower consulting expenses and lower share-based compensation expense in the first nine months of 2015 as well as higher depreciation related to our new enterprise resource planning system in 2016, partially offset by a decrease in compensation expense.
Interest expense
Our total consolidated interest expense remained flat when comparing the third quarter of 2016 to the same period in 2015. Our total consolidated interest expense increased by $1.1 million for the nine months ended September 30, 2016 compared to the same period in 2015. This increase was primarily driven by a higher average debt balance during the first nine months of 2016 compared to the same period in 2015.
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
Earnings (Loss) from Joint Ventures
The breakdown of our earnings (loss) from joint ventures during the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Ohio Castings	$49	$68	$(19)	$(116)	$947	$(1,063)
Axis	1,565	1,334	231	4,674	4,393	281
Total Earnings from Joint Ventures	$1,614	$1,402	$212	$4,558	$5,340	$(782)
Our joint venture earnings were $1.6 million and $4.6 million for the three and nine months ended September 30, 2016, respectively, compared to earnings of $1.4 million and $5.3 million for the same periods in 2015. Our Ohio Castings joint venture has experienced decreased sales in 2016 due to a ramp down of production from the high levels experienced in 2015 to more historical levels that align with the joint venture's expected production level, which is in line with expected industry demand. Our Axis joint venture has also ramped down production in 2016 in line with expected industry demand, but even with lower production levels earnings remain strong for Axis, reflecting improved efficiencies and better profitability.
Income Tax Expense
Our income tax expense was $4.9 million, or 38.7% of our earnings before income taxes, and $31.1 million, or 38.2% of our earnings before income taxes for the three and nine months ended September 30, 2016, respectively, compared to $16.7 million, or 36.3% of our earnings before income taxes, and $56.6 million, or 36.8% for the same periods in 2015. The increase in our effective tax rate is primarily due to a decrease in our domestic production activities deduction.
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

	Three Months Ended September 30,
	2016			2015
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$93,546	$31,283	$124,829	$123,318	$106,541	$229,859	$(105,030)
Railcar leasing	32,798	—	32,798	31,174	—	31,174	1,624
Railcar services	18,618	167	18,785	18,175	642	18,817	(32)
Eliminations	—	(31,450)	(31,450)	—	(107,183)	(107,183)	75,733
Total Consolidated	$144,962	$—	$144,962	$172,667	$—	$172,667	$(27,705)

	Nine Months Ended September 30,
	2016			2015
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$314,886	$64,180	$379,066	$489,610	$313,965	$803,575	$(424,509)
Railcar leasing	98,775	—	98,775	83,975	—	83,975	14,800
Railcar services	57,965	1,735	59,700	54,856	838	55,694	4,006
Eliminations	—	(65,915)	(65,915)	—	(314,803)	(314,803)	248,888
Total Consolidated	$471,626	$—	$471,626	$628,441	$—	$628,441	$(156,815)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Earnings (Loss) from Operations
Manufacturing	$(2,773)	$54,984	$(57,757)	$35,451	$195,363	$(159,912)
Railcar leasing	19,320	18,603	717	59,232	50,343	8,889
Railcar services	2,797	3,457	(660)	9,364	10,204	(840)
Corporate	(2,649)	(5,095)	2,446	(11,598)	(11,944)	346
Eliminations	(610)	(22,165)	21,555	307	(78,903)	79,210
Total Consolidated	$16,085	$49,784	$(33,699)	$92,756	$165,063	$(72,307)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Operating Margins
Manufacturing	(2.2)%	23.9%	9.4%	24.3%
Railcar leasing	58.9%	59.7%	60.0%	59.9%
Railcar services	14.9%	18.4%	15.7%	18.3%
Manufacturing
Our manufacturing segment revenues, including an estimate of revenues for railcars built for our lease fleet, decreased by $105.0 million and $424.5 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. These decreases resulted from a lower volume of shipments, as discussed below, an overall decrease in average selling prices with a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content, more competitive pricing on both hopper and tank railcars, and a decrease in revenue from material cost changes that we generally pass through to customers, as discussed in 'Consolidated Results' above.
During the third quarter of 2016, we shipped 1,177 railcars, including 322 railcars built for our lease fleet, compared to 1,908 railcars for the same period of 2015, including 918 railcars built for our lease fleet. During the first nine months of 2016, we shipped 3,524 railcars, including 607 railcars built for our lease fleet, compared to 6,973 railcars for the same period of 2015, including 2,588 railcars built for our lease fleet.
Manufacturing segment revenues for the three and nine months ended September 30, 2016 included estimated revenues of $31.3 million and $64.2 million relating to railcars built for our lease fleet compared to $106.5 million and $314.0 million for the same periods in 2015. These decreases in estimated revenues related to railcars built for our lease fleet were due to lower quantities of both tank and hopper railcars shipped for lease. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 27.4% and 17.2% of our railcar shipments during the three and nine months ended September 30, 2016, respectively, compared to 48.1% and 37.1% of our railcar shipments during the same periods in 2015.
From time to time, we manufacture and sell railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, American Railcar Leasing LLC (ARL) and ARL's wholly-owned subsidiary, AEP Leasing LLC (AEP) (collectively, the IELP Entities). Our manufacturing segment had no direct sales of railcars to the IELP Entities during the nine months ended September 30, 2016, primarily due to our focus on growing our own lease fleet. During the three and nine months ended September 30, 2015, we had $31.8 million and $208.9 million of direct sales of railcars to the IELP Entities. In addition, we recorded zero and $0.7 million of revenue from ACF Industries LLC (ACF) for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF during the three and nine months ended September 30, 2016, respectively, compared to $2.7 million and $8.6 million for the same periods in 2015. ACF is also affiliated with Mr. Carl Icahn. Total manufacturing segment revenues from our affiliates represent less than 0.1% and 0.2% of our total consolidated revenues for the three and nine months ended September 30, 2016, respectively, compared to 20.0% and 34.6% for the same periods in 2015.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, decreased by $57.8 million and $159.9 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $3.2 million and $7.7 million for the three and nine months ended September 30, 2016, respectively, compared to $24.7 million and $85.5 million for the same periods in 2015. The estimated profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Operating margin from our manufacturing segment decreased to (2.2)% and 9.4% for the three and nine months ended September 30, 2016 compared to 23.9% and 24.3% for the same periods in 2015. These decreases for both earnings from operations and operating margin were due to the impact of the loss contingency related to the FRA Directive recognized by the manufacturing segment of $17.0 million during the third quarter of 2016, as discussed above. Furthermore, during 2016, we have had a higher mix of hopper railcar shipments, which generally sell at lower prices than tank railcars due to less material and labor content, in addition to more competitive pricing on both hopper and tank railcars and higher costs associated with the lower production rates at our tank railcar manufacturing facility.
Railcar Leasing
Our railcar leasing segment revenues for the three and nine months ended September 30, 2016 increased by $1.6 million and $14.8 million, respectively, compared to the same periods in 2015. The increase in revenues was driven by an increase in railcars on lease with third parties.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $0.7 million and $8.9 million for the three and nine months ended September 30, 2016 compared to the same period in 2015. This increase is primarily due to the growth in the number of railcars in our lease fleet. Operating margin from our railcar leasing segment decreased to 58.9% from 59.7% for the three months ended September 30, 2016 compared to the same period in 2015. This decrease was due to slightly lower lease rates on certain renewals. Operating margin from our railcar leasing segment remained relatively flat at 60.0% and 59.9% for the nine months ended September 30, 2016 compared to the same period in 2015.

Railcar Services
Our railcar services segment revenues remained flat at $18.8 million for both the three months ended September 30, 2016 and the same period in 2015, while increasing by $4.0 million for the nine months ended September 30, 2016 compared to the same period in 2015. This increase was primarily due to the additional capacity resulting from our expansion projects that continue to ramp up in 2016, as discussed above.
For the three and nine months ended September 30, 2016, our railcar services segment revenues included transactions with ARL totaling $5.9 million, or 4.1% of our total consolidated revenues, and $21.2 million, or 4.5% of our total consolidated revenues, respectively, compared to $5.4 million, or 3.1% and $18.2 million, or 2.9% of our total consolidated revenues for the same periods in 2015.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased by $0.7 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Operating margins for this segment decreased to 14.9% and 15.7% for the three and nine months ended September 30, 2016, respectively, compared to 18.4% and 18.3% for the same periods in 2015. These decreases are due to costs associated with the ramp up of operations at our recently completed expansion projects as well as higher depreciation expenses, as discussed above and additional administrative support expenses to foster anticipated growth of this segment during the first half of 2016.
BACKLOG
We define backlog as the number and estimated market value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of September 30, 2016, our total backlog was 5,085 railcars, of which 3,181 railcars with an estimated market value of $311.2 million were orders for direct sale and 1,904 railcars with an estimated market value of $179.1 million were orders for railcars that will be subject to lease. As of December 31, 2015, our total backlog was 7,081 railcars, of which 5,629 railcars with an estimated market value of $550.1 million were orders for direct sale and 1,452 railcars with an estimated market value of $144.7 million were orders for railcars that will be subject to lease. Our entire backlog as of December 31, 2015 related to railcars for non-affiliated customers.
Railcars for Sale. As of September 30, 2016, approximately 62.5% of the total number of railcars in our backlog were railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.
Railcars for Lease. As of September 30, 2016, approximately 37.5% of the total number of railcars in our backlog were for lease orders. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay railcars in our backlog from being shipped and converted into revenue. In addition, from time to time, certain orders may be subject to changes from lease to direct sale, or vice versa, which could impact the timing of conversion of orders into revenue because lease revenues are recognized over the term of the lease. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered. For all of the reasons discussed above, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all, nor can we guarantee that the actual revenue from these orders will equal our reported estimated market value or that our future revenue efforts will be successful.
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
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2016, we had net working capital of $241.1 million, including $198.0 million of cash and cash equivalents. As of September 30, 2016, we had $582.5 million of debt outstanding under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII), and we also had up to $200.0 million available to us under a revolving loan, as discussed further below.

Outstanding and Available Debt
Subsidiary lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. LLIII issued $625.5 million in aggregate principal amount of notes, pursuant to an indenture (the Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively with the Class A-1 Notes, the Notes). As of September 30, 2016, there were $207.0 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of September 30, 2016 and December 31, 2015, the liquidity reserve amount was $16.1 million and $16.9 million, respectively, and included within 'Restricted cash' on the condensed consolidated balance sheets.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. If the Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest will accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the scheduled payment date occurring in January 2018. LLIII can prepay or redeem the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the scheduled payment date occurring in January 2022.
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
ARI lease fleet financings
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
The Revolving Loans are also subject to acceleration upon and following specified events of default. The 2015 Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to us and, following the Election, ARL, which are customarily applicable to senior secured facilities. Key defaults and events of default include failure to repay principal, interest, fees and other amounts owed under the 2015 Credit Agreement; making misrepresentations; cross-defaults to certain other indebtedness of the Company; the rendering of certain judgments against the Company; impermissible transfers of equipment; occurrence of a Material Adverse Change (as defined in the 2015 Credit Agreement); and the Company’s bankruptcy or insolvency. Many defaults are subject to cure periods prior to such default giving rise to the right of the lenders and administrative agent to accelerate the Revolving Loans and to exercise remedies.
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
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$148,700	$167,404	$(18,704)
Investing activities	(88,774)	(235,604)	146,830
Financing activities	(159,917)	109,297	(269,214)
Effect of exchange rate changes on cash and cash equivalents	(24)	(223)	199
(Decrease) Increase in cash and cash equivalents	$(100,015)	$40,874	$(140,889)

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the nine months ended September 30, 2016 was $148.7 million compared to net cash provided by operating activities of $167.4 million for the same period in 2015. This decrease was primarily due to decreased earnings, as described above, and changes in various operating assets and liabilities, including income taxes receivable and accrued expenses and taxes, as well as accounts receivable, inventories, and accounts payable, due to the timing of shipments and customer payments.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the nine months ended September 30, 2016 was $88.8 million compared to $235.6 million in the same period in 2015. The decrease was a result of reduced spending on leased railcars and capital expenditures during the first nine months of 2016 compared to the same period in 2015, partially offset by the purchase of short-term investments during the third quarter of 2016.

Net Cash (Used In) Provided By Financing Activities
Our net cash used in financing activities for the nine months ended September 30, 2016 was $159.9 million compared to net cash provided by financing activities of $109.3 million for the same period in 2015. The cash used in financing activities during the first nine months of 2016 was a result of the $100.0 million repayment of our Revolving Loan and repurchases of $17.4 million of shares of our common stock under a stock repurchase program (the Stock Repurchase Program), as described further below. The cash provided by financing activities during the first nine months of 2015 was a result of the $211.6 million in net proceeds that we received from the January 2015 lease fleet refinancing, as discussed above, partially offset by the related debt issuance costs of $5.3 million.
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
Capital expenditures for the nine months ended September 30, 2016 were $69.4 million for manufacturing railcars for lease to others and $16.0 million for capitalized projects that we expect will continue to expand our business, maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2016 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services.
Future Liquidity
Our current liquidity consists of our existing cash balance, anticipated cash flows from operations, and borrowing availability of $200.0 million under the 2015 Credit Agreement. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business, as demand may dictate.
Additionally, we expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of railcar orders we receive, our shipments and our production rates, as well as costs and expenses related to our compliance with governmental and industry regulations and requirements, including but not limited to the FRA Directive. Our future liquidity may also be impacted by the number of railcar orders we receive for lease versus direct sale. However, we believe we have a strong balance sheet with good borrowing capacity based on, among other things, our ability to use any unencumbered railcars in our lease fleet as collateral in any future financing transaction.
Our long-term liquidity is contingent upon future operating performance, our wholly-owned leasing subsidiary's ability to continue to meet its financial covenants under the Indenture, our ability to satisfy covenants under any other future indebtedness we may enter into, and the ability to repay or refinance any such indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet, and to comply with governmental and industry regulations and requirements. These capital requirements could be substantial.
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
Stock Repurchase Program
On July 28, 2015, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. Under the Stock Repurchase program, 12,784 and 457,560 shares were repurchased, during the three and nine months ended September 30, 2016, respectively, at a cost of $0.5 million and $17.4 million, respectively. We have repurchased 25,139 shares under our Stock Repurchase Program subsequent to September 30, 2016 and through October 26, 2016, at a cost of $0.9 million, resulting in 19,361,832 shares outstanding as of such date. As of September 30, 2016, board authorization for approximately $175.2 million remains available for further stock repurchases.
Contractual Obligations and Contingencies
As of September 30, 2016, our gross outstanding debt decreased to $582.5 million from $701.8 million as of December 31, 2015, primarily in connection with the repayment of the Revolving Loan, as discussed above. Refer to the status of other contingencies and contractual obligations in Notes 8 - 11 to the condensed consolidated financial statements. Other than the decrease in our borrowings and the impact of our establishment of an $17.0 million loss contingency described in Note 11 to the condensed consolidated financial statements, our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
ITEM 1A. RISK FACTORS
The following risk factor should be considered carefully in addition to the other information contained in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 (our “Annual Report”), including the risk factors identified in Part I-Item 1A (Risk Factors) of our Annual Report. This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this quarterly report on Form 10-Q and in our Annual Report. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
We may incur significant costs, loss to reputation and further regulatory action as a result of the issuance of the FRA Directive, any of which could materially adversely affect our business, financial condition, results of operations and ability to access capital.
On September 30, 2016, the Federal Railroad Administration (FRA) released Railworthiness Directive Number 2016-01 (the FRA Directive). The FRA Directive addressed certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF Industries LLC (ACF). ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. The FRA became involved as a result of one tank railcar manufactured by ARI having a leak identified in 2014. The FRA Directive indicated that approximately 14,800 general purpose tank railcars could be subject to the FRA Directive. The Directive reported that approximately 15% of railcar inspections reviewed by the FRA had weld conditions and the FRA has suggested that, over time, those conditions could develop cracks and lead to leaks. The FRA Directive requires owners of subject railcars to identify tank railcars in their respective fleets covered by the FRA Directive by October 30, 2016 and to ensure appropriate inspection, testing and repairs, if needed, during a period that ranges from 12 to 24 months from September 30, 2016, depending on the commodity service of the railcar.
Owners, including the Company as a railcar lessor, and lessees of the subject railcars will likely incur costs associated with compliance with the FRA Directive, including but not limited to, freight costs for transporting covered railcars to and from repair facilities, and costs of inspection, cleaning and repair, if necessary. We, and other lessors of subject railcars, may also experience loss of revenue during periods of rent abatement, if applicable, as a result of railcars being out of service due to compliance with the FRA Directive.
In accordance with accounting principles generally accepted in the United States of America, as of September 30, 2016, we have established a loss contingency of $17.0 million to cover our probable and estimable liabilities with respect to our remedial response to the FRA Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and lessor of railcars subject to the FRA Directive. Subsequent developments with respect to the FRA Directive may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations.
Our overall costs of compliance with the FRA Directive beyond the probable and estimable liabilities discussed above cannot currently be reasonably estimated and we cannot assure you that the amount of our loss contingency accrual is adequate to cover our actual costs and losses. Such costs may be substantial and may not be adequately covered by insurance, if at all, and could include costs relating to, among others:

•	applicable warranties and leasing arrangements;

•	implementing changes to our manufacturing personnel or processes; and

•	claims, litigation, settlements and/or regulatory proceedings.

Complying with the FRA Directive could require additional capital investments, restrict our ability to expand our operations or lease fleet, or disrupt our operations. Failure to successfully manage our compliance with the FRA Directive could cause lost revenue, harm to our reputation, deterioration of business and customer relationships, including with our affiliates, and result in an adverse impact on our business, financial condition and results of operations. Any material loss of revenue due to rent abatement, or otherwise, could adversely affect our ability to comply with covenants in our debt facilities. We cannot assure that costs incurred to comply with any regulations, including the FRA Directive, will not be material to our business, financial condition or results of operations.
Under the Directive, the FRA also reserved the right to seek civil penalties or to take any other appropriate enforcement action for violation of the Federal Hazardous Materials Regulations that have occurred. To the extent we become subject to any such civil penalties and/or enforcement actions, it could result in substantial costs and could harm our business, financial condition and results of operations.
The risks noted above may also exacerbate risk factors affecting our business that we have previously identified in Part I-Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended September 30, 2016:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2016 through July 31, 2016	502	$37.99	502	$175,646,650
August 1, 2016 through August 31, 2016	—	$—	—	$175,646,650
September 1, 2016 through September 30, 2016	12,282	$37.96	12,282	$175,180,448
Total (2)	12,784		12,784

(1)
On July 28, 2015, the Company's board of directors authorized the Stock Repurchase Program pursuant to which the Company may, from time to time, repurchase up to $250.0 million of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed.

(2)
We repurchased 25,139 shares under our Stock Repurchase Program subsequent to September 30, 2016 and through October 26, 2016, at a cost of $0.9 million, resulting in 19,361,832 shares outstanding as of such date.

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

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	October 28, 2016	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Chief Executive Officer

		By:	/s/ Luke M. Williams
Luke M. Williams, Interim Senior Vice President, Interim Chief Financial Officer and Interim Treasurer
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Interim Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith