Form 10-K
period 2016-12-31
American Railcar Industries, Inc.
filed 2017-02-24
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $296 million, based on the closing sales price of $39.47 per share of such stock on The NASDAQ Global Select Market on June 30, 2016.
As of February 22, 2017, as reported on the NASDAQ Global Select Market, there were 19,083,878 shares of common stock, par value $0.01 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's 2017 annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended December 31, 2016 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, our plans, and the industry's ability, to address the Federal Railroad Administration (FRA) directive released September 30, 2016 and subsequently revised and superseded on November 18, 2016 (FRA Directive), our plans to manage our own lease fleet and terminate our contractual agreements with ARL, expected future trends relating to our industry, products and markets, the potential impact of regulatory developments, including developments related to the FRA Directive, anticipated customer demand for our products and services, trends relating to our shipments, leasing business, railcar services and revenues, trends related to shipments for direct sale versus lease, our strategic objectives and long-term strategies, our results of operations, financial condition and the sufficiency of our capital resources, our projects to expand our manufacturing flexibility and repair capacity, our capital expenditure plans, short- and long-term liquidity needs, ability to service our current debt obligations and future financing plans, our Stock Repurchase Program, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and our lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our backlog, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Investors should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	our prospects in light of the cyclical nature of our business;

•	the health of and prospects for the overall railcar industry;

•	risks relating to our compliance with the FRA Directive, any developments related to the FRA Directive and any costs or loss of revenue related thereto;

•	risks relating to transitioning our management of our railcar leasing business from ARL and managing our lease fleet leading up to and after the ARL Sale;

•	fluctuations in commodity prices, including oil and gas;

•	the risk of being unable to market or remarket railcars for sale or lease at favorable prices or on favorable terms or at all;

•	the impact, costs and expenses of any warranty claims we may be subject to now or in the future;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale;

•	risks relating to our compliance with, and the overall railcar industry's implementation of, United States and Canadian regulations related to the transportation of flammable liquids by rail;

•	our ability to manage overhead and variations in production rates;

•	our ability to recruit, retain and train qualified personnel;

•	the impact of any economic downturn, adverse market conditions or restricted credit markets;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the ongoing risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the risks associated with ongoing compliance with environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the impact, costs and expenses of any litigation we may be subject to now or in the future;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to support the growth of our lease fleet;

•	the impact of repurchases pursuant to our Stock Repurchase Program on our current liquidity and the ownership percentage of our principal beneficial stockholder through IELP, Mr. Carl Icahn;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production capabilities at our joint ventures;

•	the conversion of our railcar backlog into revenues equal to our reported estimated backlog value;

•	the risks and impact associated with any potential joint ventures, acquisitions, strategic opportunities or new business endeavors;

•	the integration with other systems and ongoing management of our new enterprise resource planning system; and

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.
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

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K
PART I
Item 1: Business
INTRODUCTION
American Railcar Industries, Inc. (ARI) is a prominent North American designer and manufacturer of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. We use certain of these components in our own railcar manufacturing and sell certain of these products to third parties. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services. Our business model combines manufacturing, railcar leasing and railcar services and is designed to support the industry with complete railcar solutions over the full life cycle of the railcar. Financial information about our business segments for the years ended December 31, 2016, 2015 and 2014 is set forth in Note 19 of our consolidated financial statements. Unless the context otherwise requires, references to “our company,” “the Company”, “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.
We were founded and incorporated in Missouri in 1988, reincorporated in Delaware in 2006 and reincorporated again in North Dakota in 2009. Since our formation, we have grown our business from being a small provider of railcar components and railcar maintenance services to an integrated provider of direct sale and leased railcars, railcar components and railcar maintenance and repair services. Our primary customers include shippers, leasing companies, industrial companies, and Class I railroads. In servicing this customer base, we believe our comprehensive railcar leasing and service offerings and our railcar components manufacturing business help us to further penetrate the general railcar manufacturing market. This breadth of product and service offerings provides us with opportunities to partner with our customers to improve our products and services and enhance the value of our offerings.
Our operations include eight manufacturing plants that fabricate and assemble raw materials, mainly steel, into railcars, railcar components and industrial components; eight railcar repair plants; and eleven mobile repair (mobile units) and mini repair shop (mini shop) locations. Our railcar services business includes railcar repair and maintenance, painting, lining, cleaning, inspections, engineering support and field services. In addition, at times we use our manufacturing facilities to perform certain repair projects. For example, we are currently using a portion of our tank railcar manufacturing facility to perform railcar repair work as it offers a cost effective way to perform repairs and retrofit services in a production line set-up. See Item 2 “Properties” for further discussion of our properties.
We are currently party to two joint ventures. Our Ohio Castings Company, LLC (Ohio Castings) joint venture has the capability to manufacture various railcar components for sale, through one of the joint venture partners, to third parties and the other joint venture partners. As discussed below, this joint venture is currently idled. Our Axis, LLC (Axis) joint venture manufactures and sells axles to its joint venture partners for use and distribution both domestically and internationally in traditional freight railcar markets and other railcar markets, such as transit and locomotive railcars.
PRODUCTS AND SERVICES
We design and manufacture special, customized and general-purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. We have several different railcar types in our broad spectrum of hopper and tank railcar families that service various commodities. Customers may select the size and configuration of the railcar to best suit their needs. By offering our customers both direct sale and railcar leasing opportunities, we continue to foster long-term relationships with key customers, helping them to meet their business and financial objectives. We also support the railcar industry by offering a variety of comprehensive railcar repair services, ranging from full to light repair, engineering and on-site repairs and maintenance through our various repair facilities, including mobile units and mini shops. See Note 19 of our consolidated financial statements for financial information by segment.
Manufacturing
We primarily manufacture two types of railcars, hopper and tank railcars, but have the ability to produce additional railcar types. We offer our customers the option to buy or lease railcars. We also manufacture components for railcar and industrial markets.

Hopper railcars
We manufacture both general service and specialty carbon steel and stainless steel hopper railcars at our Paragould plant. All of our hopper railcars may be equipped with varying combinations of hatches, discharge outlets and protective coatings to provide our customers with a railcar designed to perform in precise operating environments. The flexible nature of our hopper railcar design allows it to be quickly modified to suit changing customer needs. This flexibility can continue to provide value after the initial purchase or lease because our railcars may be converted for reassignment to other services.
We have several different railcar types in our hopper family that target specific customers and specific commodities, including plastic pellets, industrial and food grade starches and flours, grain, corrosive chemicals, heavy ore minerals, clays, cement and sand. Our hopper railcars are specifically designed for shipping a variety of dry bulk products, from light density products, such as plastic pellets, to high-density products, such as cement and sand. Depending upon customer requirements, they can operate in a gravity, positive pressure or vacuum pneumatic unloading environment. CenterFlow® and other lines of hopper railcars provide protection for a wide range of dry bulk products and enhance the associated loading, unloading and cleaning processes. Improvements include enhanced designs of the shape of the railcars, underframes, outlet mounting frames, loading hatches, discharge outlets and rotary-dump, which improve the cargo loading and unloading processes.
Tank railcars
We manufacture general service, pressurized, coiled, lined and insulated carbon steel and stainless steel tank railcars at our Marmaduke plant. Our tank railcars are designed to transport a variety of commodities including chemicals, natural gas liquids, vegetable oil, corn syrup and other food products, ethanol and crude oil. Our pressure tank railcars transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Our pressure tank railcars feature a thicker pressure retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that provides improved drainage. Many of our tank railcars feature coils that can be steam-heated to decrease cargo viscosity, which speeds unloading. We can alter the design of our tank railcars to address specific customer or regulatory requirements and we can also apply linings to tank railcars.
Other railcar types
We have the design capabilities, manufacturing flexibility and expertise to produce many other railcar types as we have in the past and may produce in the future, as demand may dictate.
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
Consulting and license agreements
In January 2013, we entered into a purchasing and engineering services agreement and license with ACF Industries, LLC (ACF), an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. Under this agreement, we provide purchasing and engineering support to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we provide certain intellectual property required to manufacture and sell such tank railcars. In December 2016, ARI and ACF amended this agreement to, among other things, extend the termination date from December 31, 2016 to December 31, 2017, subject to certain early termination events.
Railcar Leasing
Customers may lease our hopper and tank railcars through various leasing options. Maintenance of leased railcars may be provided, in part, through our railcar repair and refurbishment facilities. The terms of our railcar leases generally range from 5 to 10 years and generally provide for fixed monthly rentals. As of December 31, 2016, we had 11,268 railcars in our lease fleet, with over 99% under lease.

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
Repair services
This component of our business includes both our full service repair and refurbishment plants and our light service repair plants, which are strategically located to serve our customers. Our full service repair plants have full cleaning, interior and exterior coating, repair / rebuilding, non-destructive testing and engineering capabilities for a variety of railcar types. Our light repair plants provide a focused offering to specific areas, in addition to quicker throughput. We have the capacity to handle large reassignment projects, heavy wreck repair, and conversions to make, or keep, railcars compliant with regulations, as well as many other customer requirements. The capacity at these facilities will also aid us, and our customers, in complying with the Federal Railroad Administration's Revised Directive, as discussed below.
Engineering and field services
We offer a wide array of field services through our mobile units and mini shops. Working together with our field services network, our engineers are available to assist in quickly resolving railcar maintenance and regulatory compliance issues. Information learned in the field is used to educate other aspects of our business, allowing us to recognize and address maintenance and compliance issues that affect our customers' fleets.
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
SALES AND MARKETING
We sell and market our products and services in North America. Currently, American Railcar Leasing, LLC (ARL) markets our railcars for sale or lease, subject to certain exceptions, and acts as our manager to lease railcars on our behalf for a fee. ARL is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. In addition to ARL's marketing efforts on our behalf, we market our railcars for direct sale to certain leasing customers and sell our component products and railcar services.
On December 16, 2016, the equity holders of ARL entered into a purchase agreement (the ARL Purchase Agreement) to sell their interests in ARL to SMBC Rail Services, LLC (the Buyer). Subject to the terms and conditions of the ARL Purchase Agreement, the initial closing is anticipated to occur in the second quarter of 2017. In anticipation of the expected sale of ARL (the ARL Sale) to the Buyer, ARI and ARL entered into a railcar management transition agreement (the RMTA) to manage the transition, from ARL to ARI, of our railcar leasing business. See Note 18 of our consolidated financial statements for further discussion of the RMTA. Pursuant to the RMTA, following the transition of management of our railcar leasing business, we will begin to market all of our railcars for sale or lease, as well as continue to sell our component products and railcar services.
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
In 2016, our top two customers, CP Chemical Company, LLC and Equistar Chemicals, LP, accounted for approximately 17.9% and 12.3% of our consolidated revenues, respectively and no other customers accounted for more than 10% of our consolidated revenues. In 2016, sales to our top ten customers accounted for approximately 65.3% of our consolidated revenues.
See Note 19 of our consolidated financial statements for geographical information concerning the sales of our products and services, as well as other sales concentration information.
BACKLOG
We define backlog as the number and sales value of railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of December 31, 2016, our total backlog was 3,813 railcars, of which 2,176 railcars with an estimated value of $198.3 million were orders for direct sale and 1,637 railcars with an estimated market value of $152.2 million were orders for railcars that will be subject to lease. Approximately 67% of the railcars in our backlog are expected to be delivered during 2017, 37% for direct sale and 30% for lease. All of our backlog as of December 31, 2016 and December 31, 2015 related to railcars for non-affiliated customers. As of December 31, 2015, our total backlog was 7,081 railcars, of which 5,629 railcars with an estimated value of $550.1 million were orders for direct sale and 1,452 railcars with an estimated market value of $144.7 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of December 31, 2016, approximately 57.1% of the total number of railcars in our backlog were railcars for direct sale. Estimated market value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.
Railcars for Lease. As of December 31, 2016, approximately 42.9% of the total number of railcars in our backlog were for lease, subject to firm orders. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar as if it had been sold to a third party. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
The following table shows our reported railcar backlog and estimated future revenue value attributable to such backlog at the end of the periods shown. The reported backlog includes railcars relating to purchase or lease obligations based upon an assumed mix.

	2016	2015
Railcar backlog at January 1	7,081	11,732
New railcars shipped	(4,836)	(8,903)
New railcar orders	1,568	4,252
Railcar backlog at December 31	3,813	7,081
Estimated railcar backlog value at end of period (in thousands) (1)	$350,501	$694,878

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

We cannot guarantee that the actual revenue from these orders will equal our reported estimated backlog value or that our future revenue efforts will be successful. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay railcars in our backlog from being shipped and converted into revenue. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually shipped. As delivery dates could be extended on certain orders, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all.
SUPPLIERS AND MATERIALS
Our business depends on the adequate supply of numerous railcar components, including railcar wheels, brakes, axles, bearings, yokes, tank railcar heads, sideframes, bolsters and other heavy castings, and raw materials, such as steel and normalized steel plate, used in the production and maintenance of railcars. Due to our vertical integration efforts, including our involvement in joint ventures, we are currently able to produce axles, and tank railcar heads and assemble wheel sets, along with numerous other railcar components.
The cost of raw materials and railcar components represents a significant amount of the direct manufacturing costs of our railcar product lines. Our railcar manufacturing contracts generally contain provisions for price adjustments that track fluctuations in the prices of certain raw materials and railcar components, including carbon and stainless steel, so that increases in our manufacturing costs caused by increases in the prices of these raw materials and components are passed on to our customers. Conversely, if the price of those materials or components decreases, a discount is applied to reflect the decrease in cost.
In 2016, our top three suppliers accounted for approximately 37.7% of the total materials that we purchased and our top ten suppliers accounted for approximately 59.6% of the total materials that we purchased.

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
Castings
Heavy castings that we use in our railcar manufacturing primarily include bolsters and sideframes that are components of truck assemblies, upon which railcars are mounted, as well as couplers and yokes. Historically, we have obtained a significant portion of our castings requirements from our joint venture, Ohio Castings. Beginning in January 2017, Ohio Castings' production was idled by the joint venture partners based on expected industry demand. We expect that Ohio Castings will remain idle through at least the end of 2017, subject to re-evaluation based on changes in future demand expectations. During this idle period, we expect to fulfill all of our castings requirements from third party vendors.
Axles
Axles, at times, have been a capacity constrained critical component of manufacturing railcars. Our joint venture, Axis, produces railcar axles and is our primary supplier of such axles.
COMPETITION
The North American railcar manufacturing industry has historically been extremely competitive. We compete primarily with Trinity Industries, Inc. (Trinity), The Greenbrier Companies, Inc. (Greenbrier), National Steel Car Limited, and FreightCar America, Inc. in the hopper railcar market and primarily with Trinity, Greenbrier and Union Tank Car Company in the tank railcar market. Competitors have expanded and may continue to expand their capabilities into our core railcar markets.
We also experience intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of our railcar manufacturing competitors produce railcars for use in their own railcar leasing fleets, competing directly with our railcar leasing business and with other leasing companies. Some of this railcar leasing business competition also includes certain of our significant customers and affiliates, including ARL, though provisions in our railcar management contracts with ARL require ARL to treat our railcars consistent with generally accepted industry standards and to adhere to standards of conduct that are at least equal to the efforts used by ARL in its management of its own and other customers’ railcars. As mentioned above, in anticipation of the ARL Sale, ARI and ARL entered into the RMTA to manage the transition, from ARL to ARI, of the management of our railcar leasing business. The RMTA, among other things and subject to its terms, also provides for the termination of, and the discharge and release of obligations under, certain other agreements to which ARI or its subsidiaries, on the one hand, and ARL, on the other hand, are parties, including our railcar management contracts with ARL. See Note 18 of our consolidated financial statements for further discussion of the RMTA.
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
ARI®, Pressureaide®, CenterFlow® and our railcar logo are our U.S. registered trademarks. We also have a common law trademark in the name American Railcar. We currently license our trademarks “American Railcar” and the “diamond shape” of our logo to ARL pursuant to a Trademark License Agreement. In accordance with the terms of the RMTA, ARL will be required to discontinue using the name American Railcar and the diamond shape of its logo following the consummation of the

ARL Sale. Each trademark, trade name or service mark of any other company appearing in this report belongs to its respective holder.
In connection with the ARL Sale and pursuant to the terms and conditions of the RMTA, ARL provides us an irrevocable, fully paid, non-transferrable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage leased railcars. We expect to use this license to manage our railcar leasing business. This license will remain in effect even if the ARL Sale is not consummated.
EMPLOYEES
As of December 31, 2016, we had 2,159 full-time employees in various locations throughout the United States and Canada, of which approximately 7.7% were party to domestic collective bargaining agreements at two of our repair facilities and at our Texas manufacturing facility.
REGULATION
The industries in which we operate are subject to extensive regulation by various governmental, regulatory and industry authorities and by federal, state, local and foreign authorities. The primary regulatory and industry authorities involved in the regulation of the railcar industry in the U.S. and Canada are the Federal Railroad Administration (FRA), the Association of American Railroads (AAR), U.S. Department of Transportation (USDOT) and Transport Canada (TC). The FRA administers and enforces U.S. Federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for railcars and other rail equipment used in interstate commerce. The AAR promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar manufacturers and component manufacturers that provide equipment for use on railroads in the U.S. New products must generally undergo AAR testing and approval processes. Because of these regulations, we must maintain certifications with the AAR as a manufacturer of railcars and railcar components, and products that we sell must meet AAR and FRA standards. We must comply with the rules of the USDOT and we are subject to oversight by TC that also requires compliance.
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
We believe that our operations and facilities are in compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our financial condition or results of operations.
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
The North American railcar market has been, and we expect it to continue to be, highly cyclical, resulting in volatility in demand for our products and services. Many of our customers operate in cyclical markets, such as the energy, chemical agricultural, food and construction industries, which are susceptible to macroeconomic downturns. Weakness in certain sectors of the U.S. economy may make it more difficult for us to sell or lease certain types of railcars. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower new railcar volumes for sale and lease, increased downtime, reduced sale prices or lease rates and decreased cash flow.
The market for hopper and tank railcars is currently experiencing a downturn. We cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders or shipments will track industry-wide trends.
Our failure to obtain new orders could materially adversely affect our business, financial condition and results of operations, and may be exacerbated to the extent that our backlog is depleted due to shipments of railcars outpacing new orders. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services, reduced backlog and adjustments in production at our railcar facilities. For example, a change in environmental regulations, oil prices, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could impact demand for railcars in the energy transportation industry.
Further, a change in our product mix due to cyclical shifts in demand could have an adverse effect on our profitability. We have several different railcar types in our hopper and tank railcar families that we manufacture and lease. In addition, we repair a variety of railcars. The demand for specific types of these railcars varies from time to time. These shifts in demand could affect our margins and could have an adverse effect on our profitability. In addition, if we fail to manage our overhead costs and variations in production rates, our business could suffer.

We may incur significant costs, loss to reputation and further regulatory action as a result of the issuance of the FRA Directive, any of which could materially adversely affect our business, financial condition, results of operations and ability to access capital.
On September 30, 2016, the Federal Railroad Administration (FRA) issued Railworthiness Directive (RWD) No. 2016-01 (the Original Directive). The Original Directive addressed, among other things, certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF Industries, LLC (ACF). ACF is an affiliate of Mr. Carl Icahn, our principal and beneficial stockholder through IELP. We met and corresponded with the FRA following the issuance of the Original Directive to express our concerns with the Original Directive and its impact on us, as well as the industry as a whole.
On November 18, 2016 (the Issuance Date), the FRA issued RWD No. 2016-01 [Revised] (the Revised Directive). The Revised Directive changes and supersedes the Original Directive in several ways. The Original Directive indicated that approximately 14,800 general purpose tank railcars could be affected. The Revised Directive requires owners to identify their subject tank cars and then from that population identify the 15% of subject tank cars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required of the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within 12 months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA will monitor and analyze the results of the 15% sample and has reserved the right to impose additional test and inspection requirements for the remaining fleet of tank cars subject to the Revised Directive.
Owners, including the Company as a railcar lessor, and lessees of the subject railcars will likely incur costs associated with compliance with the Revised Directive, including but not limited to, costs of inspection, cleaning and repair, if necessary, as well as freight costs for transporting covered railcars to and from repair facilities. We, and other lessors of subject railcars, may also experience loss of revenue during periods of rent abatement, if applicable, as a result of railcars being out of service due to compliance with the Revised Directive.
In accordance with accounting principles generally accepted in the United States of America, as of December 31, 2016, we have established a loss contingency of $12.3 million to cover our probable and estimable liabilities with respect to our response to the Revised Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and lessor of railcars subject to the Revised Directive. The $12.3 million loss contingency represents a reduction from the loss contingency that we established as of September 30, 2016 for the Original Directive and reflects the changes made by the FRA from the Original Directive to the Revised Directive that reduced the number of railcars that are currently required to be inspected and repaired, if necessary. It is reasonably possible that a loss exists in excess of the amount accrued by us. Subsequent developments with respect to the Revised Directive, including but not limited to actions by the FRA, whether as a result of its analysis of the 15% sample or otherwise, may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations.
Our overall costs of compliance with the Revised Directive beyond the probable and estimable liabilities discussed above cannot currently be reasonably estimated and we cannot assure you that the amount of our loss contingency accrual is adequate to cover our actual costs and losses. Such costs may be substantial and may not be adequately covered by insurance, if at all, and could include costs relating to, among others:

•	applicable warranties included in sale and leasing arrangements;

•	implementing changes to our manufacturing personnel or processes; and

•	claims, litigation, settlements and/or regulatory proceedings.
On December 13, 2016, we filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. We asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. We cannot assure you that this petition will be successful in reversing or modifying the Revised Directive to benefit owners of railcars subject to the Revised Directive or, if it is successful, whether it will be successful in a reasonable amount of time. Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. Our attempts to comply with the Revised Directive may fail if we are unable to get clarification from the FRA on a variety of questions and we do not meet the expectations of the FRA in complying with the Revised Directive.

Complying with the Revised Directive could disrupt our operations or restrict our ability to expand our lease fleet. Failure to successfully manage our compliance with the Revised Directive and assist other car owners with their compliance efforts could cause delays or cancellations of orders, lost revenue, harm to our reputation, deterioration of business and customer relationships, including with our affiliates, and result in an adverse impact on our business, financial condition and results of operations. Any material loss of revenue due to rent abatement, or otherwise, could adversely affect our ability to comply with covenants in our debt facilities. We cannot assure that costs incurred to comply with any regulations, including the Revised Directive, will not be material to our business, financial condition or results of operations.
Under the Revised Directive, the FRA also reserved the right to seek civil penalties or to take any other appropriate enforcement action for violation of the Federal Hazardous Materials Regulations that have occurred. To the extent we become subject to any such civil penalties and/or enforcement actions, it could result in substantial costs and could harm our business, financial condition and results of operations.
Our transition to managing our own railcar lease fleet is subject to various risks and uncertainties and may adversely impact our customer relationships, business, financial condition, results of operations and prospects.
In anticipation of the expected sale of ARL (the ARL Sale) to SMBC Rail Services LLC (the Buyer) in the second quarter of 2017, we entered into a railcar management transition agreement (the RMTA) to manage the transition, from ARL to us, of the management of railcars owned by us and our subsidiaries. The RMTA, among other things, (i) permits us to assume the management of our railcars following the consummation of the ARL Sale; (ii) requires us to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of railcars owned by our subsidiary, Longtrain Leasing III, LLC (Longtrain) under that certain Indenture, dated January 29, 2015, between Longtrain and U.S. Bank National Association, as indenture trustee (the Longtrain Indenture), and certain related documents; and (iii) requires ARL to transfer to us certain books and records and electronic data with respect to our railcars and leasing business and otherwise assist in the transfer of the management of the leasing business to us, provided that if we do not obtain the Noteholder Consent, ARL, under the Buyer's management, will remain the manager of the railcars owned by Longtrain under the Longtrain Indenture. We have no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent.
The process of transitioning the management of our leasing business from ARL to ARI may involve unexpected costs and expenses. This transition may cause confusion among our customers, and may lead our customers to attempt to negotiate changes in our existing relationships or cause them to consider entering into business relationships with other parties, including ARL, to our detriment. Further, we are engaging in a process to separate documentation of our leases from ARL’s leases. This process requires the cooperation of our leasing customers and financing partners. If our customers and financing partners do not cooperate, we may need to rely on ARL’s continued cooperation, under the Buyer's management, to enforce our rights as lessor under our leases.
Under our railcar management agreements, we have relied on ARL to manage and market our railcars for lease and re-lease. As a result, we have limited experience managing a leased fleet. We are in the process of building our lease management team, including by hiring new employees. Our ability to successfully manage our own railcar leasing business will depend in part on our ability to hire and/or rededicate qualified employees to support and manage our railcar leasing business. If we are unable to recruit, retain and train qualified personnel, our ability to manage our lease fleet could be materially adversely affected.
We cannot ensure an effective transition of the management of our leasing business from ARL to ARI will happen in a timely manner or at all. If we are unsuccessful or delayed in this endeavor, we may experience a material adverse effect on our business, financial condition, results of operations and prospects. Further, this transition could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business.
We may encounter challenges implementing the intellectual property that we have licensed for use in our leasing business, managing the cessation of use of certain of our intellectual property and protecting our intellectual property and confidential information from misuse.
Pursuant to the terms and conditions of the RMTA, ARL provides us an irrevocable, fully paid, non-transferrable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage leased railcars. We could experience problems or delays in implementing such software and databases or integrating them with our current information technology systems that are important to the operations of our business. We may experience compatibility issues, additional training requirements, higher than expected implementation costs and other implementation or integration challenges and delays. If we experience delays in implementing the software and databases licensed from ARL, our leasing business could suffer. This could negatively impact our customers and customer relationships, our ability to maintain and grow our leasing business and our reputation as a railcar lessor. It could also have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could materially adversely affect our financial reporting system and internal controls and our ability to manage our business.
The RMTA provides for the performance of services related to the software and databases by ARL for our benefit for a period of time after the ARL Sale, at which point ARL will be under the Buyer's management. We will rely on ARL to satisfy its performance and payment obligations under the RMTA. If ARL is unable to satisfy its obligations under the RMTA, including its indemnification obligations, we could incur operational difficulties or losses.
The RMTA also provides for the termination, as of the consummation of the ARL Sale, of a Trademark License Agreement between us and ARL, pursuant to which we granted to ARL a license to use our trademarks “American Railcar” and the “diamond shape” of its logo, and provides for the wind-down of ARL’s use of such trademarks. We may experience problems with market and customer confusion as ARL transitions away from using the trademark American Railcar and its logo. The wind down of ARL’s use of our trademarks will occur over a period of time depending on when railcars are in need of service and can be remarked and whether railcars are subject to a financing that requires railcars to bear certain marks.
ARL currently has access to certain intellectual property and confidential information necessary for ARL to perform its duties as our lease fleet manager. After the consummation of the ARL Sale, although we have contractually agreed to certain protections, we may not be able to prevent ARL, under the Buyer’s management, from improperly using our proprietary information and intellectual property. If our intellectual property rights and confidential information are not adequately protected, our competitors could commercialize our technologies and use our information to compete against us in the market, which could result in a decrease in our sales and market share and could materially adversely affect our business, financial condition and results of operations.
Exposure to fluctuations in commodity and energy prices or reduced demand for commodities may impact our results of operations.
Fluctuations in commodity or energy prices, including crude oil and gas prices, or reduced demand for commodities could negatively impact the activities of our customers resulting in a corresponding adverse effect on the demand for our products and services. These shifts in demand could affect our results of operations and could have an adverse effect on our profitability.
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
Demand for railcars that are used to transport ethanol and other renewable fuels may be affected by government subsidies and mandates, which may be enacted, changed or eliminated from time to time. It is possible that the reduction or elimination of current US mandates for ethanol blending in motor fuels could reduce the production of ethanol, which would reduce demand for portions of our tank car fleet and negatively impact our revenue and profitability.
We may be unable to re-market railcars from expiring leases on favorable terms or maintain railcars on lease at satisfactory terms due to decreases in customer demand, oversupply of railcars in the market, or other changes in supply and demand, which could adversely affect our business, financial condition and results of operations.
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could have a material adverse effect on our business, financial condition and results of operations. Our ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, the availability in the market of other used or new railcars, and changes in applicable regulations that may impact continued use of older railcars. In addition, low demand for certain types of railcars in our fleet may make it more difficult to lease those railcars to new customers if they are returned at the end of their existing leases or following a customer default.
A downturn in the industries in which our lessees operate or the economy generally and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand reduced lease prices or shorter lease terms, which requires us to re-market leased railcars more frequently. Railcars that are returned by our customers often must undergo maintenance and service work before being leased to new customers, causing a delay in our ability to remarket such cars and may require us to invest capital. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.
Our manufacturer's warranties expose us to potentially significant claims and our business could be harmed if our products contain undetected defects or do not meet applicable specifications.
We may be subject to significant warranty claims in the future relating to workmanship and materials involving our current or future railcar or component product designs, including claims based on the Directive. Such claims may include multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective component is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations. Unresolved warranty claims could result in users of our products bringing legal actions against us.
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
We also have intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of our significant customers, including our affiliate, ARL. Subsequent to the ARL Sale, ARL will no longer be an affiliate of ARI but will continue to compete with us under the Buyer's ownership and management. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our railcar leasing business and with leasing companies. In connection with the re-leasing of railcars, we may encounter competition from, among other things, other railcars managed by ARL and other competitor railcar leasing companies.
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
Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that may vary greatly quarter to quarter and year to year. In addition, because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. Customers may decide to lease or buy our railcars based on many factors including tax and accounting considerations, interest rates, and operational flexibility. We have no control over these external considerations and changes in these factors could impact demand for our railcars for sale or lease. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determines when we record the revenues associated with our railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our shipment and production schedules, which could materially adversely affect our business, financial condition and results of operations.
As a result of these fluctuations, we believe that comparisons of our sales and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our future performance.
Our business is subject to various laws, rules and regulations and changes in legal and regulatory requirements applicable to us or the industries in which we operate may adversely impact our business, financial condition and results of operations.
Our business is subject to various laws, rules and regulations administered by authorities in jurisdictions in which we do business. In North America, our railcar fleet and manufacturing operations are subject to safety, operations, maintenance and mechanical standards, rules and regulations enforced by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Railroad Administration, Transport Canada, and the Association of American Railroads. State and provincial agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and railcar fleet may be adversely impacted by new rules and regulations or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to their useful lives.
Derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. Recent regulations related to rail transport of certain flammable liquids imposed by Canadian and United States regulators require, among other things, a new tank car design standard, a phase out of older DOT-111 cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted. For example, additional laws and regulations have been proposed or adopted that may have a significant impact on railroad operations, including the implementation of “positive train control” (PTC) requirements. PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop certain types of train accidents.
We are unable to predict what impact these or other regulatory changes may have, if any, on our business or the industry as a whole. These regulations and the industry’s responsiveness in complying with these regulations may materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. As a result of such regulations, certain of our railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, our business, financial condition and results of operations could be materially adversely affected if we are unable to adapt our business to changing regulations or railroad standards, source critical components and raw materials such as steel in a timely manner and at reasonable cost, or at all, and/or take advantage of any increase in demand for our products and services. We cannot assure that costs incurred to comply with any new standards and regulations will not be material to our business, financial condition or results of operations.
Regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our customers, as well as retrofit and maintenance work to existing railcars. In response to current regulations, we invested capital to further expand our manufacturing flexibility and repair capacity to address the needs of the industry. We cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient to meet the demands of the industry. Similarly, we cannot assure you of the impact of the regulatory changes affecting the North American railcar industry or our business.

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
Volatility in the global financial markets may adversely affect our customers and suppliers resulting in adverse effects on our business, financial condition and results of operation.
During periods of volatility in the global financial markets, certain of our customers could delay or otherwise reduce their purchases of railcars and other products and services or could attempt to cancel, terminate, delay or renegotiate orders for sale or ongoing leases. If volatile conditions in the global credit markets prevent our customers' access to credit, order volumes may decrease or customers may default on payments owed to us. Some of the end users of our railcars acquire them through leasing arrangements with our leasing company customers. Economic conditions that result in higher interest rates may result in stricter borrowing conditions that could increase the cost of, or potentially deter or delay, new leasing arrangements. These factors may cause our customers to purchase or lease fewer railcars, which could materially adversely affect our business, financial condition and results of operations. If customers attempt to cancel, terminate, delay or renegotiate purchase orders or lease contracts, we may experience increased enforcement costs, including for litigation.
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
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our revenue in any given year. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could materially adversely affect our business, financial condition and results of operations. If one of our significant customers was unable to pay due to financial condition, it could materially adversely affect our business, financial condition and results of operations. In addition, we cannot provide any assurances that we will continue to provide railcar repair services to ARL after the consummation of the ARL Sale, once ARL is under the Buyer's management.
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
We rely on a small number of suppliers for the materials we purchase for our business. If any of our significant suppliers of raw materials and components were to shut down operations, our business and financial results could be materially adversely affected as we may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.
Companies affiliated with Mr. Carl Icahn are important to our business.
We manufacture railcars and railcar components for, lease railcars to, and provide railcar services to companies affiliated with Mr. Carl Icahn, our principal beneficial stockholder through IELP. We are currently subject to agreements, and may enter into additional agreements, with certain of these affiliates that are important to our business. To the extent our relationships with affiliates of Mr. Carl Icahn change due to the sale of his interest in us, such affiliates or otherwise, our business, financial condition and results of operations could be materially adversely affected.
Affiliates of Mr. Carl Icahn accounted for approximately 4.3%, 33.1% and 36.1% of our consolidated revenues in 2016, 2015 and 2014, respectively. This revenue is primarily attributable to railcar services provided to ARL for 2016 and the sale of railcars to ARL for 2015 and 2014. In the past, ARL has purchased all of its railcars from us, but has not been required to do so. As of December 31, 2016, we did not have any orders in our backlog from ARL. Upon consummation of the ARL Sale, ARL will no longer be affiliated with us or Mr. Carl Icahn, ARL will have no obligation to purchase our railcars or services and we cannot assure you that we will receive any revenues from ARL in the future. This revenue also has been and could continue to be generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have entered into a repair services and support agreement and license with ACF, under which we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we from time to time, purchase from and sell to ACF certain parts for railcars. To the extent our relationships with ARL, ACF or Mr. Carl Icahn change, our business, financial condition and results of operations could be materially adversely affected.
We currently operate our leasing business under lease management agreements with ARL through which ARL markets our railcars for sale or lease and acts as our manager to lease railcars on our behalf for a fee. ARL also leases railcars on behalf of itself, its subsidiaries and other third parties, and therefore markets our railcars and railcars owned by others to the same customer base. Our management agreements with ARL contain provisions that require ARL to treat railcars owned by us and our subsidiaries in the same manner as railcars owned by ARL or other third parties for which ARL serves as manager. However, ARL may provide a leasing customer with railcars owned by others, instead of our railcars, based on a number of factors, such as customers' timing or geographic needs or other specifications. We intend to manage our own leasing business after the ARL Sale is completed.

Mr. Carl Icahn exerts significant influence over us and his interests may conflict with the interests of our other stockholders.
Mr. Carl Icahn currently controls approximately 62% of the voting power of our common stock, through IELP, and is able to control or exert substantial influence over us, including controlling the election of our directors and most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, or a significant amount of our assets, which could adversely affect the market price of our stock.
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
We use existing cash and cash generated through lease fleet financings to manufacture railcars we lease to customers, while cash from lease revenues is received over the term of the applicable lease. Depending upon the number of railcars that we lease and the amount of cash used in other operations, our cash balances and our availability under any of our lease fleet financings could be depleted, requiring us to seek additional capital. We rely on banks and capital markets to fund our lease fleet financings. These markets may experience high levels of volatility and access to capital may be limited for extended periods of time. In addition to conditions in the capital markets, changes in our financial performance or credit ratings or ratings outlook, as determined by rating agencies, could cause us to incur increased borrowing costs or to have greater difficulty accessing public and private markets for debt. Further, changes in interest rates could make it more difficult for us to incur additional debt or could impact the costs of our current financing facilities. Our inability to secure additional capital, on commercially reasonable terms, or at all, may limit our ability to support operations, maintain or expand our existing business, or take advantage of new business opportunities. We could also experience defaults on leases that could further constrain cash, impact our ability to re-lease railcars, reduce our revenues, divert management's attention or limit our ability to further attract financing to add liquidity in the future.
Changes in railroad efficiency may adversely affect demand for our railcars.
Regulations and railroad infrastructure investments that increase the speed at which railroads can operate trains may reduce the number of railcars needed for railroads to haul the same amount of cargo. Conversely, speed restrictions imposed by regulations may also have an adverse impact on demand for tank railcars or other types of freight railcars as other forms of transportation may become more effective. While rail velocity is affected by many factors including general economic conditions, weather conditions, railroad mergers, and increases in rail traffic, and has increased since the adoption of regulations in 2015, in some circumstances these factors may significantly reduce overall velocity on congested rail networks. This in turn could lead to an increase in the cost of rail freight transportation and impact availability, making rail less competitive compared to alternative modes of freight transportation. In each case, these changes could lead to reduced demand for our products and negatively impact our revenues and results of operations.

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
The nature of our business subjects us to product liability, property damage, and personal injury claims, especially in connection with the manufacture, repair or other servicing of products or components that are used in the transport or handling of hazardous, toxic, or volatile materials. We maintain reserves for reasonably estimable liability claims and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. There is no guarantee that cost-effective insurance will consistently be available to us. Over the last several years, insurance carriers have raised premiums for many companies operating in our industries. Increased insurance premiums may further increase our insurance expense as coverages expire or cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of our reserves. An unusually large liability claim or a series of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could materially adversely affect the cost and availability of insurance in the future.
Litigation claims could increase our costs and weaken our financial condition.
We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. The nature of our businesses and assets expose us to the potential for claims and litigation related to personal injury, property damage, environmental claims, regulatory claims, contractual disputes and various other matters. In particular, railcars we manufacture and lease will be used in a variety of manners, which may include carrying hazardous, flammable, and/or corrosive materials. An accident involving a railcar carrying such materials could lead to litigation and subject us to significant liability, particularly where the accident involves serious personal injury or loss of life. Our railcars, as well as our railcar and industrial components, are subject to risks of breakdowns, malfunctions, casualty and other negative events and it is possible that claims for personal injury, loss of life, property damage, business losses and other liability arising out of these or other types of incidents will be made against us. Additionally, in our normal course of business from time to time we enter into contracts with third parties that may lead to contractual disputes. Our failure to manufacture and maintain railcars in compliance with governmental regulations and industry rules could also expose us to fines and claims. Adverse outcomes in some or all of these matters could result in judgments against us for significant monetary damages that could increase our costs and weaken our financial condition. We seek contractual recourse and indemnification in the ordinary course of business, maintain reserves for reasonably estimable liabilities, and purchase liability insurance at coverage levels based upon commercial norms in our industries in an effort to mitigate our liability exposure. Nevertheless, our reserves may be inadequate to cover the uninsured portion of claims or judgments. Any such claims or judgments could materially adversely affect our business, financial condition and results of operations.
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
We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the release or discharge of materials into the environment; the management, use, processing, handling, storage, transport or disposal of hazardous materials; or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and may expose us to liability for the conduct of others or for our actions that complied with all applicable laws at the time these actions were taken. They may also expose us to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials on our properties or as a result of a spill or discharge of material from a railcar we own. Despite our intention to be in compliance, we cannot guarantee that we will at all times comply with such requirements. The cost of complying with these requirements may also increase substantially in future years. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could materially adversely affect our business, financial condition and results of operations.
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
An interruption in manufacturing capabilities at our railcar plants in Paragould or Marmaduke or at any of our manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of our railcars or railcar and industrial components, which could alter the scheduled delivery dates to our customers and affect our production schedule. This could result in the delay or termination of orders, the loss of future sales and a negative impact to our reputation with our customers and in the railcar industry, all of which could materially adversely affect our business, financial condition and results of operations.
All of our facilities and equipment are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornados, hurricanes or weather conditions. If there is a natural disaster or other serious disruption at any of our facilities, we may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of our facilities, which could materially adversely affect our business, financial condition or results of operations.
Additionally, our insurance coverage may not adequately compensate us for losses incurred as a result of natural or other disasters.
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
If any of our joint ventures generate significant losses, it could adversely affect our results of operations. For example, if our Axis joint venture is unable to operate as anticipated, incurs significant losses or otherwise is unable to honor its obligation to us under the Axis loan, our financial results or financial position could be materially adversely affected. In addition, any fluctuation in the price or availability of castings while the Ohio Castings plant is idled could materially adversely affect our business, financial condition and results of operations.
The level of our reported railcar backlog may not necessarily indicate what our future revenues will be and our actual revenues may fall short of the estimated revenue value attributed to our railcar backlog.
We define backlog as the number of railcars to which our customers have committed in writing to purchase or lease from us that have not been shipped. The estimated backlog value in dollars is the anticipated revenue on the railcars included in the backlog for purchase and the estimated fair market value of the railcars included in the backlog for lease, though actual revenues for these leases are recognized pursuant to the terms of each lease. Our competitors may not define railcar backlog in the same manner as we do, which could make comparisons of our railcar backlog with theirs misleading. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay our railcar backlog from being converted into revenues. Further, especially during economic downturns or industry-specific downturns, some of our customers may attempt to cancel or modify their contracts even if not permitted to do so under the contract. Consequently, and we may not be able to recover all revenue or earnings lost in the event of a breach of contract or if we agree to a customer accommodation. Our reported railcar backlog may not be converted into revenues in any particular period, if at all, and the actual revenues from such sales may not equal our reported estimates of railcar backlog value.

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
The market price for our common stock has varied between a high closing sales price of $59.52 per share and a low closing sales price of $33.56 per share in the past twenty-four months as of December 31, 2016. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
Other factors that could cause our stock's price to fluctuate could be actual or anticipated variations in our or our competitors' quarterly or annual financial results or other significant press releases from us or our competitors, financial results failing to meet expectations of analysts or investors, including the level of our backlog and number of orders received during the period, changes in securities analysts' estimates of our future performance or of that of our competitors and the general health and outlook of our industry.
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
Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, we cannot assure this will occur. Further, short-term stock price fluctuations could reduce the program's effectiveness. Under the Stock Repurchase Program, 760,653 shares were repurchased during 2016, at a cost of $28.6 million.
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
Conducting business outside the U.S. subjects us to various risks, including changing economic, legal and political conditions, work stoppages, exchange controls, currency fluctuations, terrorist activities directed at U.S. companies, armed conflicts and unexpected changes in the U.S. and the laws of other countries relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Further, anti-corruption laws in the U.S. and in some foreign countries could conflict with certain local customs and practices and any failure to comply with laws governing international business practices may result in substantial penalties and fines. Some foreign countries in which we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacturing.
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
Our future performance will substantially depend on our ability to retain and motivate our executive officers and key employees, both individually and as a group. If we lose any of our executive officers or key employees, who have many years of experience with our company and within the railcar industry and other manufacturing industries, or are unable to recruit qualified personnel, including personnel to manage our railcar leasing business, our ability to manage the day-to-day aspects of our business could be materially adversely affected. The loss of the services of one or more of our executive officers or key employees, who also have strong personal ties with customers and suppliers, could materially adversely affect our business, financial condition and results of operations. We do not currently maintain “key person” life insurance. Further, we do not have employment contracts with all of our executive officers and key employees.
Our integration of our new enterprise resource planning (ERP) system could negatively impact our business.
During the third quarter of 2015, we implemented an ERP system for our manufacturing, railcar leasing and corporate segments that supports substantially all of our operating and financial functions. We implemented this ERP system for our railcar services segment during the second quarter of 2016. We experienced delays with this project and have terminated and filed suit against a systems implementer we previously hired to implement this system. Although we hired a new systems implementer and the ERP system has been fully implemented, we could experience unforeseen issues, including compatibility issues, training requirements and other integration challenges and delays. Additionally, a significant problem with the integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.
Some of our railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our other employees in the future could materially adversely affect our operations.
As of December 31, 2016, the employees at our sites that were party to collective bargaining agreements represent, in the aggregate, approximately 7.7% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not succeed in future attempts to organize our railcar manufacturing employees or employees at our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
Our indebtedness could materially adversely affect our business, financial condition and results of operations and prevent us from fulfilling our indebtedness obligations.
As of December 31, 2016, our total debt was $571.0 million, consisting of borrowings under our lease fleet financings. In February 2016, we repaid amounts outstanding under our revolving loan in full and as of the date of this report, we have borrowing availability of $200.0 million under this facility.
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

•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including by restricting our ability to manage our own lease fleet in connection with the ARL Sale;

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
Certain real properties we acquired from ACF in 1994 had been involved in investigation and remediation activities to address contamination both before and after their transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that might be incurred with those existing issues. As of the date of this report, we do not believe we will incur material costs in connection with activities relating to these properties, but we cannot assure that this will be the case. If ACF fails to honor its obligations to us, we could be responsible for the cost of any additional investigation or remediation activities relating to these properties that may be required. These additional costs could be material or could interfere with the operation of our business. Any environmental liabilities we may incur that are not covered by adequate insurance or indemnification will also increase our costs and have a negative impact on our profitability.
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
We cannot guarantee that our products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert our management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenues;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•	redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may be costly and time-consuming, if possible at all.
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
We are responsible for making funding contributions to two frozen pension plans and are liable for any unfunded liabilities that may exist should any of our plans be terminated. Our liability and resulting costs for these plans may increase or decrease based upon a number of factors, including actuarial assumptions used, the discount rate used in calculating the present value of future liabilities, and investment performance, which could materially adversely affect our financial condition and results of operations. There is no assurance that interest rates will remain constant or that our pension fund assets can earn the expected rate of return, and our actual experience may be significantly different. Our pension expenses and funding may also be greater than we currently anticipate if our assumptions regarding plan earnings and expenses turn out to be incorrect.
We may be required to reduce the value of our inventory, long-lived assets and/or goodwill, which could materially adversely affect our business, financial condition and results of operations.
We may be required to reduce inventory carrying values using the lower of cost or market approach in the future due to a decline in market conditions in the industries in which we operate, which could materially adversely affect our business, financial condition and results of operations. Future events, such as a weak economic environment or challenging market conditions, new or modified laws and regulations affecting our railcars, and events related to particular customers or railcar types could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our inventory, long-lived assets or our goodwill could materially adversely affect our business, financial condition and results of operations.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 3 and Note 8 of our consolidated financial statements, no triggering events occurred in 2016 to cause concern that our long-lived assets or goodwill would be impaired and thus no goodwill impairment loss was noted in 2016. We perform an annual goodwill impairment test each year. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
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
Sales of substantial amounts of our common stock, or the perception that these sales may occur, may materially adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. Of our outstanding shares of common stock, currently approximately 62% are beneficially owned by Mr. Carl Icahn, our principal beneficial stockholder through IELP.
Certain stockholders are contractually entitled, subject to certain exceptions, to exercise their demand registration rights to register their shares under the Securities Act of 1933. If this right is exercised, holders of any of our common stock subject to these agreements will be entitled to participate in such registration. By exercising their registration rights, and selling a large number of shares, these holders could cause the price of our common stock to decline. Approximately 11.2 million shares of common stock are covered by such registration rights.
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
Unanticipated changes in our tax provisions, exposure to additional tax liabilities, or contests with the Internal Revenue Service regarding tax positions we may take could affect our financial condition and profitability.
Judgement is required to determine our provision for income taxes. Changes in estimates of projected future operating results, loss of deductibility of items, or recapture of prior deductions could result in significant increases to our tax expense and liabilities that could adversely affect our financial condition and profitability.
Further, we may take tax positions that the Internal Revenue Service (IRS) or other tax authorities may contest. If the IRS or other tax authorities successfully contest a position that we take, we may be required to pay additional taxes, interest or fines and any payments could have an effect on our results of operations or financial position.
We may be affected by climate change or market or regulatory responses to climate change.
Changes in laws, rules, and regulations, or actions by authorities under existing laws, rules, or regulations, to address greenhouse gas emissions and climate change could negatively impact our customers and business. For example, restrictions on emissions could significantly increase costs for our customers whose production processes require significant amounts of energy. Customers' increased costs could reduce their demand to purchase or lease our railcars. In addition, railcars in our fleet that are used to carry fossil fuels, such as coal and petroleum, could see reduced demand if new government regulations mandate a reduction in fossil fuel consumption. Potential consequences of laws, rules, or regulations addressing climate change could have an adverse effect on our financial position, results of operations, and cash flows.
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
National and international political developments in response to a terrorist attack or uncertainties related to potential attacks may cause governments to enact legislation or regulations directed toward improving the security of railcars, could cause decreased demand for railcars and result in downturns in the industries in which we or our customers operate. Depending on the severity, scope, and duration of these circumstances, the impact on our financial position, results of operations and cash flows could be material.
Our internal controls over financial accounting and reporting may not detect all errors or omissions in our financial statements.
If we fail to maintain adequate internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Although management has concluded that adequate internal control procedures are in place as of December 31, 2016, no system of internal control provides absolute assurance that the financial statements are accurate and free of error.
Item 1B: Unresolved Staff Comments
None
Item 2: Properties
Our headquarters is located in St. Charles, Missouri. We lease this facility pursuant to a lease agreement that expires December 31, 2021.
As of December 31, 2016, we owned manufacturing plants located in Paragould, Arkansas; Marmaduke, Arkansas; Jackson, Missouri; Kennett, Missouri; and Longview, Texas.
In addition, as of December 31, 2016, we operate eight railcar services facilities and eleven mobile units and mini shop facilities where we provide railcar repair and field services. Six of the railcar services facilities are owned and two are leased.

Item 3: Legal Proceedings
See Note 14, Commitments and Contingencies, to the consolidated financial statements located in Part II, Item 8 of this report, which is incorporated by reference into this Part I, Item 3, for a description of the litigation, legal and administrative proceedings as of December 31, 2016.
Item 4: Mine Safety Disclosure
Not applicable.
PART II
Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Select Market under the symbol ARII. There were approximately 14 holders of record of common stock as of February 22, 2017.
The following table shows the high and low closing sales prices per share of our common stock by quarter for the period from January 1, 2015 through December 31, 2016:

	Prices
	High	Low
Year Ended December 31, 2016
Quarter ended March 31, 2016	$44.13	$35.79
Quarter ended June 30, 2016	43.73	35.94
Quarter ended September 30, 2016	42.90	37.85
Quarter ended December 31, 2016	47.38	35.52

	High	Low
Year Ended December 31, 2015
Quarter ended March 31, 2015	$57.86	$47.77
Quarter ended June 30, 2015	59.52	48.18
Quarter ended September 30, 2015	48.49	33.56
Quarter ended December 31, 2015	57.72	34.05
Dividends
During 2016 and 2015, we declared and paid cash dividends of $0.40 per share of our common stock each quarter, totaling $31.0 million and $33.2 million, respectively. Any future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any of our borrowing arrangements, applicable law and other factors our board of directors considers relevant.
Stock Repurchase Program
On July 28, 2015, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock (the Stock Repurchase Program). The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of future stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. Under the Stock Repurchase Program, 760,653 and 1,507,766 shares were repurchased during 2016 and 2015, respectively, at a cost of $28.6 million and $57.4 million, respectively.

This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended December 31, 2016:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2016 through October 31, 2016	125,939	$37.33	125,939	$170,478,953
November 1, 2016 through November 30, 2016	177,154	$36.71	177,154	$163,975,779
December 1, 2016 through December 31, 2016	—	$—	—	$163,975,779
Total	303,093		303,093

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
The following graph illustrates the cumulative total stockholder return on our common stock during the five year period ended December 31, 2016, and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on December 31, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

Item 6: Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statements of operations and cash flow data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our historical consolidated financial statements not included in this filing. See “Index to Consolidated Financial Statements.”

	Years ended December 31,
	2016	2015 [1]	2014 [1]	2013 [1]	2012 [1]
		As Adjusted
	(in thousands, except per share data)
Consolidated statement of operations data:
Revenues
Manufacturing [2]	$429,774	$700,061	$600,326	$646,100	$633,547
Railcar leasing	132,245	116,714	65,108	31,871	13,444
Railcar services [3]	77,114	72,561	67,572	72,621	64,732
Total revenues	639,133	889,336	733,006	750,592	711,723
Cost of revenues
Manufacturing	(360,755)	(539,136)	(455,547)	(503,178)	(506,083)
Other operating loss	(12,288)	—	—	—	—
Railcar leasing	(41,732)	(36,161)	(23,733)	(13,394)	(5,906)
Railcar services	(62,178)	(56,492)	(54,386)	(55,408)	(51,383)
Total cost of revenues	(476,953)	(631,789)	(533,666)	(571,980)	(563,372)
Gross profit	162,180	257,547	199,340	178,612	148,351
Selling, general and administrative	(32,343)	(30,866)	(29,420)	(27,705)	(26,931)
Net gains on disposition of leased railcars	272	25	138	—	—
Earnings from operations	130,109	226,706	170,058	150,907	121,420
Interest income [4]	1,785	2,164	2,517	2,716	3,003
Interest expense	(22,803)	(21,801)	(7,622)	(7,337)	(17,765)
Loss on debt extinguishment	—	(2,126)	(1,896)	(392)	(2,267)
Other income (loss)	185	(11)	(20)	2,037	1,905
Earnings (loss) from joint ventures	4,924	5,812	1,570	(8,595)	(451)
Earnings before income taxes	114,200	210,744	164,607	139,336	105,845
Income tax expense	(41,537)	(77,291)	(65,074)	(52,440)	(42,022)
Net earnings	$72,663	$133,453	$99,533	$86,896	$63,823
Net earnings per common share—basic & diluted	$3.74	$6.39	$4.66	$4.07	$2.99
Weighted average common shares outstanding—basic & diluted	19,439	20,883	21,352	21,352	21,352
Dividends declared per common share	$1.60	$1.60	$1.60	$1.00	$0.25
Consolidated balance sheet data:
Cash and cash equivalents	$178,571	$298,064	$88,109	$97,252	$205,045
Net working capital	239,558	273,337	106,688	148,122	273,953
Property, plant and equipment, net	177,051	176,311	160,787	159,375	155,893
Railcars on leases, net	908,010	848,717	663,315	372,551	220,282
Total assets	1,456,250	1,525,074	1,190,261	823,583	807,384
Total liabilities	905,980	988,777	694,845	389,681	437,919
Total stockholders' equity	550,270	536,297	495,416	433,902	369,465
Consolidated cash flow data:
Net cash provided by operating activities	$180,503	$264,503	$136,799	$164,766	$121,378
Net cash used in investing activities	(114,738)	(240,638)	(323,200)	(166,376)	(214,397)
Net cash (used in) provided by financing activities	(185,206)	186,399	177,479	(106,045)	(9,130)
Effect of exchange rate changes on cash and cash equivalents	(52)	(309)	(221)	(138)	22

You should read this information together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

(1)	Financial data for 2012-2015 has been adjusted to reflect our change in accounting for debt issuance costs with the adoption of ASU 2015-03. See Note 3 of our consolidated financial statements.

(2)	Includes revenues from affiliates of $0.8 million, $269.6 million, $245.9 million, $250.5 million and $103.7 million in 2016, 2015, 2014, 2013 and 2012, respectively.

(3)	Includes revenues from affiliates of $26.8 million, $24.9 million, $19.3 million, $17.2 million and $21.4 million in 2016, 2015, 2014, 2013 and 2012, respectively.

(4)	Includes income from related parties of $1.7 million, $2.1 million, $2.4 million, $2.7 million and $2.9 million in 2016, 2015, 2014, 2013 and 2012, respectively.
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
EXECUTIVE SUMMARY
We are a prominent North American designer and manufacturer of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services. Our business model combines manufacturing, railcar leasing and railcar services and is designed to support the industry with complete railcar solutions over the full life cycle of the railcar.
Our results for 2016 reflect the cyclicality of the North American railcar market. As the industry is facing lower railcar loadings and increased rail speeds along with volatility in oil prices, more railcars have been placed and still remain in storage, resulting in lower fleet utilization for much of the industry. Both the tank and hopper railcar markets have softened as demand has shifted to lower volumes of more specialized railcars. The tank railcar market has been impacted more heavily than most other markets, as a result of the over saturation of that market in recent years. As of December 31, 2016, we had a backlog of 3,813 railcars, 1,637 of which will go to our lease fleet. We continue working with customers on opportunities to fill our production schedule for the second half of 2017. Our consolidated operating margin was 20.4% in 2016 and was largely supported by the growth of our railcar leasing segment.
Our flexible workforce and knowledgeable management team provides us with the ability to effectively adjust our production rates in an effort to align them with industry trends. Even at lower production levels, we continue to efficiently produce high quality hopper and tank railcars. In 2016, we shipped 4,836 railcars, which is 45.7% lower than our record high shipments in 2015. We cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders or shipments will track industry-wide trends. Railcars built for our lease fleet represented 18.9% of our total railcar shipments in 2016 compared to 29.6% in 2015. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly and annual results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
Our railcar services business continues to support the industry, offering repair services over the railcar life cycle. We have expanded this business to add flexibility and capacity. Our existing repair network stands ready to respond to additional demand opportunities that may arise, including at our tank railcar manufacturing facility that provides us the flexibility not only to produce railcars but also to perform traditional repair and retrofit services in a production line set-up. The capacity at these facilities will also aid us, and our customers, in complying with the Revised Directive, as discussed below.
Management Transition of our Railcar Leasing Business
On December 16, 2016, the equity holders of ARL entered into a purchase agreement to sell their interests in ARL to SMBC Rail Services, LLC (the Buyer), with closing anticipated to occur in the second quarter of 2017. In anticipation of the expected sale of ARL (the ARL Sale) to the Buyer, ARI and ARL entered into a railcar management transition agreement (the RMTA) to manage the transition, from ARL to ARI, of the management of our railcar leasing business. See Note 18 of our consolidated financial statements for further discussion of the RMTA.
We believe our integrated business model of providing complete life cycle solutions for the railcar industry lends itself to a solid foundation of knowledge that we intend to leverage as we transition to internally managing our railcar leasing business. Together with ARL, under the RMTA, we are preparing for this new opportunity to further strengthen our organization, which we believe will help us continue to be competitive in the North American railcar leasing market as we continue to utilize synergies from our manufacturing and railcar services operations.
Our current liquidity of $378.6 million, including $200.0 million available under our revolving credit facility, provides us with the ability to further grow our lease fleet, as demand may dictate. Since entering the railcar leasing business in 2011, we have strategically grown our lease fleet to 11,268 railcars at December 31, 2016. Adding railcars to our lease fleet remains a strategic priority for us, as we target key customers and key railcar types to meet their needs. Although the industry is experiencing declining lease rates as a result of the softness in the overall market, the expiration dates of our operating leases for railcars in our lease fleet are spread over the next several years, which helps mitigate the risks of renewing leases at lower rates or any inability we may experience in renewing leases or re-leasing these railcars.
FRA Directive
As previously disclosed, on September 30, 2016 the Federal Railroad Administration (FRA) issued Railworthiness Directive (RWD) No. 2016-01 (the Original Directive), as discussed in Note 14, Commitments and Contingencies, to the consolidated financial statements located in Part II, Item 8 of this report. The Original Directive addressed, among other things, certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF Industries, LLC (ACF). ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. The Company met and corresponded with the FRA following the issuance of the Original Directive to express the Company’s concerns with the Original Directive and its impact on ARI, as well as the industry as a whole.
On November 18, 2016 (the Issuance Date), the FRA issued RWD No. 2016-01 [Revised] (the Revised Directive). The Revised Directive changes and supersedes the Original Directive in several ways.
The Original Directive indicated that approximately 14,800 general purpose tank railcars could be affected. The Revised Directive requires owners to identify their subject tank cars and then from that population identify the 15% of subject tank cars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within 12 months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA will monitor and analyze the results of the 15% sample and has reserved the right to impose additional test and inspection requirements for the remaining fleet of tank cars subject to the Revised Directive.
We have evaluated our potential exposure related to the Revised Directive and have established a loss contingency of $12.3 million to cover our probable and estimable liabilities, as of December 31, 2016, with respect to our response to the Revised Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and lessor of railcars subject to the Revised Directive. This amount is included in accrued expenses and other liabilities on the consolidated balance sheet and will continue to be evaluated as our and our customers' compliance with the Revised Directive progresses and our understanding of the impact the Revised Directive may have on our business, including results of operations and cash flows, evolves. The $12.3 million loss contingency represents a reduction from the loss contingency that we established as of September 30, 2016 for the Original Directive, and reflects the changes made by the FRA from the Original Directive to the Revised Directive that reduced the number of railcars that are currently required to be inspected and repaired, if necessary. We cannot assure you that the amount we have established as a loss contingency is adequate to cover actual costs or losses we may experience. See Note 14, Commitments and Contingencies, to the consolidated financial statements located in Part II, Item 8 of this report for more information on the loss contingency.
Although the Revised Directive addresses some of our concerns and clarifies certain requirements of the Original Directive, we have identified significant issues with the Revised Directive. As a result, in a letter to the FRA dated November 28, 2016, we requested that the FRA immediately rescind or stay the Revised Directive without reinstating the Original Directive. In addition, ARI has sought judicial review of and relief from the Revised Directive. On December 13, 2016, we filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. We asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. We cannot assure you that this petition will be successful in reversing or modifying the Revised Directive to benefit owners with railcars subject to the Revised Directive or, if it is successful, whether it will be successful in a reasonable amount of time. Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. Our attempts to comply with the Revised Directive may fail if we are unable to get clarification from the FRA on a variety of questions and we do not meet the expectations of the FRA in complying with the Revised Directive.
RESULTS OF OPERATIONS
Consolidated Results
The following table summarizes our historical operations for the years ended December 31, 2016, 2015 and 2014. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	2016	2015	2014	2016 vs 2015	2015 vs 2014	2016 vs 2015	2015 vs 2014
	(in thousands)					(in %'s)
Revenues:
Manufacturing	$429,774	$700,061	$600,326	$(270,287)	$99,735	(38.6)	16.6
Railcar leasing	132,245	116,714	65,108	15,531	51,606	13.3	79.3
Railcar services	77,114	72,561	67,572	4,553	4,989	6.3	7.4
Total revenues	639,133	889,336	733,006	(250,203)	156,330	(28.1)	21.3
Cost of revenues:
Manufacturing	(360,755)	(539,136)	(455,547)	178,381	(83,589)	(33.1)	18.3
Other operating loss	(12,288)	—	—	(12,288)	—	*	*
Railcar leasing	(41,732)	(36,161)	(23,733)	(5,571)	(12,428)	15.4	52.4
Railcar services	(62,178)	(56,492)	(54,386)	(5,686)	(2,106)	10.1	3.9
Total cost of revenues	(476,953)	(631,789)	(533,666)	154,836	(98,123)	(24.5)	18.4
Selling, general and administrative	(32,343)	(30,866)	(29,420)	(1,477)	(1,446)	4.8	4.9
Net gains on disposition of leased railcars	272	25	138	247	(113)	*	*
Earnings from operations	130,109	226,706	170,058	(96,597)	56,648	(42.6)	33.3

*-	Not meaningful
Revenues
2016 vs. 2015
Our total consolidated revenues for 2016 decreased by 28.1% compared to 2015. This decrease was due to decreased revenues in our manufacturing segment, partially offset by increased revenues in our railcar leasing and railcar services segments. During 2016, we shipped 3,922 direct sale railcars, which excludes 914 railcars (18.9% of total shipments) built for our lease fleet, compared to 6,270 direct sale railcars during 2015, which excludes 2,633 railcars (29.6% of total shipments) built for our lease fleet.
Manufacturing revenues decreased in 2016 by 38.6% compared to 2015. Given the decrease in tank railcar demand and a shift in production to a larger mix of specialty railcars, tank railcar shipments have decreased. Hopper railcar production has also shifted to a larger mix of specialty railcars and demand for that market has softened, resulting in fewer hopper railcar shipments. The decrease in manufacturing revenues was due to a decrease of 37.9% driven by 2,348 fewer railcar shipments for direct sale with average selling prices remaining relatively flat given a higher mix of more specialty hopper railcars in 2016 with higher average selling prices as compared to 2015, partially offset by fewer tank railcars sold, which generally have higher selling prices than hopper railcars, combined with more competitive pricing on both hopper and tank railcars. The remaining decrease of 0.7% was due to a decrease in revenue from certain material cost changes that we generally pass through to customers, as discussed below.
Railcar leasing revenues for 2016 increased by 13.3% compared to 2015. This increase was primarily due to an increase in the number of railcars on lease, partially offset by a slight decline in weighted average lease rates compared to 2015. The lease fleet totaled 11,268 railcars at the end of 2016, compared to 10,362 railcars at the end of 2015.

Railcar services revenues for 2016 increased by 6.3% compared to 2015. This increase was primarily due to an increase in demand and volume associated with additional capacity resulting from our expansion projects that continued to ramp up in 2016.
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
Manufacturing revenues increased in 2015 by 16.6% compared to 2014. This change was due to an increase of 18.5% driven by 1,543 more railcar shipments for direct sale, partially offset by an overall decrease in average selling prices due to a change in product mix, and a decrease of 1.9% due to a decrease in revenue from certain material cost changes that we generally pass through to customers, as discussed below. Hopper railcar shipments for direct sale significantly increased during 2015 compared to 2014, as that market peaked in terms of volume as demand shifted towards more specialty hopper railcar types. This increase resulted in a higher mix of hopper railcars sold, which generally have lower average selling prices than tank railcars due to less material and labor content. Tank railcar shipments for direct sale decreased as production shifted to a larger mix of specialty tank railcars that have higher average selling prices due to the complexity of the design.
Railcar leasing revenues for 2015 increased by 79.3% compared to 2014. This increase was primarily due to an increase in the number of railcars on lease, as lease rates were relatively flat compared to 2014. The lease fleet totaled 10,362 railcars at the end of 2015, compared to 7,730 railcars at the end of 2014.
Railcar services revenues for 2015 increased by 7.4% compared to 2014. This increase was primarily due to an increase in demand, a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our Brookhaven repair facility that became operational during the third quarter of 2014.
Cost of Revenues
2016 vs. 2015
Our total consolidated cost of revenues for 2016 decreased by 24.5% compared to 2015 due to decreased cost of revenues in our manufacturing segment that were partially offset by the loss contingency recognized during 2016 related to the Revised Directive. The overall decrease from the manufacturing segment was partially offset by an increase in our cost of revenues for our railcar leasing and railcar services segments.
Cost of revenues (excluding the other operating loss attributable to the manufacturing segment, as discussed below) decreased for our manufacturing segment by 33.1%, due to a decrease of 32.2% driven by lower direct sale railcar shipments, as discussed above, partially offset by increased costs associated with the production of more specialized hopper railcars, as discussed above, and higher costs associated with the lower volumes of tank railcars, which requires us to adjust our production schedules and output of new tank railcars and monitor and control overhead spending and employee levels. The remaining decrease of 0.9% was driven by lower material costs for key components and steel, which is also reflected as a decrease in selling prices as our practice is to generally pass changes in these costs through to the customer.
Also included as a component of manufacturing cost of revenues was the other operating loss of $12.3 million, which represents a loss contingency recognized during 2016 to cover our probable and estimable liabilities, as of December 31, 2016, with respect to our response to the Revised Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and lessor of railcars subject to the Revised Directive. For further discussion, refer to the Executive Summary above and Note 14, Commitments and Contingencies, to the consolidated financial statements located in Part II, Item 8 of this report.
Cost of revenues for our railcar leasing segment increased for 2016 by 15.4% compared to 2015, primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment increased for 2016 by 10.1% compared to 2015, primarily due to an increase in demand, volume and costs associated with the ramp up of operations at our recently completed expansion projects, as discussed above, as well as higher depreciation expenses.

2015 vs. 2014
Our total consolidated cost of revenues for 2015 increased by 18.4% compared to 2014. This increase was due to increased cost of revenues across all three of our segments, with the largest dollar increase in our manufacturing segment.
Cost of revenues increased for our manufacturing operations by 18.3%, due to an increase of 20.8% driven by higher direct sale railcar shipments, as discussed above, partially offset by improved operational efficiencies and a decrease of 2.5% driven by lower material costs for key components and steel. The decrease in costs for key components and steel is also reflected as a decrease in selling prices as our practice is to generally pass changes in these costs through to the customer.
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
Selling, general and administrative expenses
Our total selling, general and administrative expenses increased by 4.8% in 2016 compared to 2015. This $1.5 million increase was primarily due to increased consulting expenses and higher depreciation, partially offset by lower bad debt and incentive compensation expense.
Our total selling, general and administrative expenses increased by 4.9% in 2015 compared to 2014. This $1.4 million increase was primarily driven by higher depreciation related to our new enterprise resource planning system, increased legal and compliance costs, sales commissions and other corporate expenses, partially offset by lower incentive compensation expense and lower bad debt expense.
Interest expense
Interest expense for 2016 was $22.8 million compared to $21.8 million in 2015. This increase was primarily driven by a higher average debt balance during 2016 compared to 2015 primarily due to the use of our revolving loan facility at the beginning of 2016.
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

Earnings (Loss) from joint ventures

				$ Increase (Decrease)
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands)
Ohio Castings	$(299)	$582	$1,815	$(881)	$(1,233)
Axis	5,223	5,230	(245)	$(7)	$5,475
Total Earnings from Joint Ventures	$4,924	$5,812	$1,570	$(888)	$4,242
Our joint venture earnings were $4.9 million in 2016 compared to $5.8 million in 2015. Our Ohio Castings joint venture experienced decreased sales in 2016 due to a ramp down of production from the high levels experienced in 2015 to more historical levels in an effort to align the joint venture's production level with expected industry demand. Then in January 2017, Ohio Castings' production was idled by the joint venture partners based on expected industry demand. We expect that Ohio Castings will remain idle through at least the end of 2017, subject to re-evaluation based on changes in future demand expectations. During this idle period, we expect to fulfill all of our castings requirements from third party vendors.
Our Axis joint venture has also ramped down production in 2016 in line with expected industry demand, but even with lower production levels earnings remain comparable to 2015, reflecting improved efficiencies and better profitability.
Our joint venture earnings were $5.8 million in 2015 compared to $1.6 million in 2014. This increase was a result of increased sales and production levels at our Axis joint venture due to strong railcar industry demand, which generated improved efficiencies and better profitability than 2014 when the joint venture experienced unanticipated interruptions and incurred additional costs in its efforts to meet customer demand. The increased earnings from Axis were partially offset by decreased sales at our Ohio Castings joint venture due to a ramp down of production to more historical levels that align with the joint venture's expected production level.
Income tax expense
Income tax expense in 2016 was $41.5 million compared to $77.3 million in 2015. This decrease was a result of lower earnings from operations as our effective tax rate remained relatively flat at 36.4% and 36.7% of our earnings before income taxes in 2016 and 2015, respectively.
Income tax expense in 2015 was $77.3 million, or 36.7% of our earnings before income taxes, compared to $65.1 million, or 39.5%, in 2014. The decrease in the effective tax rate is primarily due to a decrease in our state effective tax rates due to a shift in the geographical mix of revenues, in addition to the impact of state tax credits. The effective tax rate for 2014 was also higher due to the loss of the domestic production activities deduction from prior years.
Segment Results
The table below summarizes our historical revenues, earnings from operations and operating margin for the periods shown. Intersegment revenues are accounted for as if sales were to third parties. Operating margin is defined as total segment earnings from operations as a percentage of total segment revenues. Our historical results are not necessarily indicative of operating results that may be expected in the future. Refer to Note 19 of the consolidated financial statements for further discussions of our segments.

	Revenues
	External	Intersegment	Total	$ Change	% Change
	(in thousands)
2016
Manufacturing	$429,774	$95,159	$524,933	$(494,527)	(48.5)
Railcar leasing	132,245	—	132,245	15,531	13.3
Railcar services	77,114	1,807	78,921	4,424	5.9
Eliminations		(96,966)	(96,966)	224,369	(69.8)
Total Consolidated	$639,133	$—	$639,133	$(250,203)	(28.1)
2015
Manufacturing	$700,061	$319,399	$1,019,460	$(161)	—
Railcar leasing	116,714	—	116,714	51,606	79.3
Railcar services	72,561	1,936	74,497	6,655	9.8
Eliminations	—	(321,335)	(321,335)	98,230	(23.4)
Total Consolidated	$889,336	$—	$889,336	$156,330	21.3
2014
Manufacturing	$600,326	$419,295	$1,019,621
Railcar leasing	65,108	—	65,108
Railcar services	67,572	270	67,842
Eliminations	—	(419,565)	(419,565)
Total Consolidated	$733,006	$—	$733,006

	Earnings (Loss) from Operations
	2016	2015	2014	2016 vs 2015	2015 vs 2014	2016 vs 2015	2015 vs 2014
	(in thousands)					(in %'s)
Manufacturing	$56,736	$240,891	$262,937	$(184,155)	$(22,046)	(76.4)	(8.4)
Railcar leasing	79,084	70,344	36,090	8,740	34,254	12.4	94.9
Railcar services	11,421	13,898	10,366	(2,477)	3,532	(17.8)	34.1
Corporate	(18,249)	(18,779)	(18,339)	530	(440)	(2.8)	2.4
Eliminations	1,117	(79,648)	(120,996)	80,765	41,348	(101.4)	(34.2)
Total Consolidated	$130,109	$226,706	$170,058	$(96,597)	$56,648	(42.6)	33.3
Operating Margin

	2016	2015	2014
Manufacturing	10.8%	23.6%	25.8%
Railcar leasing	59.8%	60.3%	55.4%
Railcar services	14.5%	18.7%	15.3%
Total Consolidated	20.4%	25.5%	23.2%
Manufacturing
2016 vs. 2015
Our manufacturing segment revenues for 2016, including an estimate of revenues for railcars built for our lease fleet, decreased by $494.5 million compared to 2015. This decrease resulted from a lower volume of shipments, as discussed below, an overall decrease in average selling prices with a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content, more competitive pricing on both hopper and tank railcars, and a decrease in revenue from material cost changes that we generally pass through to customers, as discussed in 'Consolidated Results' above.

During 2016, we shipped 4,836 railcars, including 914 railcars built for our lease fleet, compared to 8,903 railcars, including 2,633 railcars built for our lease fleet during 2015.
Manufacturing segment revenues for 2016 included estimated revenues of $94.3 million relating to railcars built for our lease fleet, compared to $319.4 million for 2015. This decrease in estimated revenues related to railcars built for our lease fleet was due to lower quantities of both hopper and tank railcars shipped for lease. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 18.9% of our railcar shipments for 2016 compared to 29.6% for 2015.
From time to time, we manufacture and sell railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, American Railcar Leasing LLC (ARL) (collectively, the IELP Entities). Our manufacturing segment had no direct sales of railcars to the IELP Entities during 2016, primarily due to our focus on growing our own lease fleet as industry demand has softened. During 2015, we had $259.9 million of direct sales of railcars to IELP Entities. In addition, we recorded $0.7 million of revenue from ACF for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF in 2016, compared to $9.6 million in 2015. ACF is also affiliated with Mr. Carl Icahn. Total manufacturing segment revenues from our affiliates represent 0.1% of our total consolidated revenues in 2016, compared to 30.3% in 2015.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, decreased by $184.2 million for 2016 compared to 2015. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $9.5 million for 2016 compared to $87.7 million for 2015, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Operating margin from our manufacturing segment decreased to 10.8% in 2016 from 23.6% in 2015. These decreases for both earnings from operations and operating margin were primarily due to the impact of the loss contingency related to the Revised Directive recognized by the manufacturing segment of $12.3 million during 2016, as discussed above. Furthermore, during 2016, we had a higher mix of hopper railcar shipments, which generally sell at lower prices than tank railcars, in addition to more competitive pricing on both hopper and tank railcars, combined with higher costs associated with the lower production rates at our tank railcar manufacturing facility.
2015 vs. 2014
Our manufacturing segment revenues for 2015, including an estimate of revenues for railcars built for our lease fleet, were flat compared to 2014. During 2015, we shipped 8,903 railcars, including 2,633 railcars built for our lease fleet, compared to 8,018 railcars, including 3,291 railcars built for our lease fleet during 2014. Although there was a higher volume of shipments in 2015 compared to 2014, there was a higher mix of hopper railcars in 2015, which generally sell at lower prices than tank railcars due to less material and labor content combined with a decrease in revenue from certain material cost changes that we generally pass through to customers, as discussed in 'Consolidated Results' above.
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
Railcar leasing
2016 vs. 2015
Our railcar leasing segment revenues for 2016 increased by $15.5 million compared to 2015. The primary reason for the increase in revenue was an increase in the number of railcars on lease with third parties. We had 11,268 railcars in our lease fleet at the end of 2016 compared to 10,362 railcars at the end of 2015.
Beginning in 2016, we leased railcars to certain of the IELP Entities under an operating lease arrangement, consistent with our leasing arrangements with non-affiliates. Revenues from railcars leased to certain of the IELP Entities were $0.3 million for the year ended December 31, 2016.
In 2016, earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $8.7 million compared to 2015. This increase is primarily due to the growth in the number of railcars in our lease fleet. Operating margin from our railcar leasing segment was 59.8% for 2016 compared to 60.3% in 2015. This decrease was due to a slight decline in weighted average lease rates compared to 2015.
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
Railcar services
2016 vs. 2015
Our railcar services segment revenues for 2016 increased 5.9% compared to 2015. The increase was primarily due to an increase in demand and volume associated with additional capacity resulting from our expansion projects that continued to ramp up in 2016, as discussed in 'Consolidated Results' above.
For 2016, our railcar services revenues included transactions with ARL totaling $26.8 million, or 4.2% of our total consolidated revenues, compared to $24.9 million, or 2.8% of our total consolidated revenues in 2015. Following the consummation of the ARL Sale, which is currently anticipated to occur during the second quarter of 2017, the RMTA, among other things and subject to its terms, provides for the termination of our railcar services agreement, dated April 15, 2011 (as amended), between ARL and ARI, pursuant to which ARI provides ARL railcar repair, engineering, administrative and other services on an as needed basis. See Note 18 of our consolidated financial statements for further discussion of the RMTA. We cannot provide any assurances that we will continue to provide railcar repair services to ARL after the consummation of the ARL Sale.
In 2016, earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased 17.8% compared to 2015. Operating margin from railcar services decreased to 14.5% for 2016 from 18.7% in 2015. These decreases are due to an increase in demand, volume and costs associated with the ramp up of operations at our recently completed expansion projects as well as higher depreciation expenses, as discussed above and additional administrative support expenses to foster anticipated growth of this segment.
2015 vs. 2014
Our railcar services segment revenues for 2015 increased 9.8% compared to 2014. The increase was primarily due to an increase in demand, a favorable change in the mix of work at our repair facilities and the additional capacity resulting from our Brookhaven repair facility.

For 2015, our railcar services revenues included transactions with ARL totaling $24.9 million, or 2.8% of our total consolidated revenues, compared to $19.3 million, or 2.6% of our total consolidated revenues in 2014.
In 2015, earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, increased 34.1% compared to 2014. Operating margin from railcar services increased to 18.7% for 2015 from 15.3% in 2014. These increases are due to an increase in revenues coupled with improved efficiencies and a favorable mix of work.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2016, we had net working capital of $239.6 million, including $178.6 million of cash and cash equivalents. As of December 31, 2016, we had $571.0 million of debt outstanding, net of unamortized debt issuance costs of $4.9 million, under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII) and we also had up to $200.0 million available to us under a revolving loan, as discussed below.
Outstanding and Available Debt
Subsidiary lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. LLIII issued $625.5 million in aggregate principal amount of notes, pursuant to an Indenture (the Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively with the Class A-1 Notes, the Notes). As of December 31, 2016, there were $200.5 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of December 31, 2016 and December 31, 2015, the liquidity reserve amount was $16.7 million and $16.9 million, respectively, and included within 'Restricted cash' on the consolidated balance sheets.
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
The Notes are obligations of LLIII, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of LLIII consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLIII without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective financing documents. See below and Note 18, Related Party Transactions, for further discussion regarding this agreement with ARL and the impact of the anticipated ARL Sale.
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
The Revolving Loans and the other obligations under the 2015 Credit Agreement are fully recourse to the Company and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by the Company (the Election), the applicable railcar management agreement with ARL. See below and Note 18, Related Party Transactions, for further discussion regarding this agreement with ARL and the impact of the anticipated ARL Sale.
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loans may be borrowed and reborrowed until the maturity date. The Revolving Loans may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). See Note 11 to the consolidated financial statements for further discussion of the prepayment and final scheduled maturity of the Revolving Loans.
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
Management Transition of our Railcar Leasing Business
On December 16, 2016, we entered into the RMTA with ARL to manage the transition from ARL to ARI, of the management of our railcar leasing business in anticipation of the ARL Sale. The RMTA, among other things, (i) permits ARI to assume the management of its leased railcars following the consummation of the ARL Sale; (ii) requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of the LLIII railcars under the Indenture, and certain related documents; and (iii) requires ARL to transfer to ARI certain books and records and electronic data with respect to ARI and LLIII's lease railcars and the Company’s and LLIII's leasing businesses and otherwise assist in the transfer of the management of the leasing businesses to ARI, provided that if ARI does not obtain the Noteholder Consent, ARL will remain the manager of the LLIII railcars under the Indenture. The Company has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. In addition, pursuant to the terms and conditions of the Agreement, ARL provides ARI an irrevocable, fully paid, non-transferrable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage its railcars and the railcars owned by ARI and LLIII.We also anticipate amending the 2015 Credit Agreement to permit us to separate the management of our railcars from ARL’s management.

Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	180,503	264,503	136,799
Investing activities	(114,738)	(240,638)	(323,200)
Financing activities	(185,206)	186,399	177,479
Effect of exchange rate changes on cash and cash equivalents	(52)	(309)	(221)
(Decrease) Increase in cash and cash equivalents	$(119,493)	$209,955	$(9,143)
Net Cash Flows Provided by Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivable, processing of payroll and associated taxes and payments to our suppliers.
2016 vs. 2015
Our net cash provided by operating activities for the year ended December 31, 2016 was $180.5 million compared to $264.5 million for the year ended December 31, 2015. The decrease was primarily due to decreased earnings, as described above, and changes in various operating assets and liabilities, including income taxes receivable and accrued expenses, as well as accounts receivable, inventories, and accounts payable, related to the timing of shipments and customer payments.
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
Net Cash Used In Investing Activities
2016 vs. 2015
Our net cash used in investing activities for the year ended December 31, 2016 was $114.7 million compared to $240.6 million for the year ended December 31, 2015. The decrease was due to reduced spending on leased railcars and capital expenditures in 2016 compared to 2015. Railcars built for the lease fleet represented 18.9% of our railcar shipments for 2016 compared to 29.6% for 2015, partially offset by the purchase of short-term investments in 2016.
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
Capital expenditures for the year ended December 31, 2016 were $113.3 million, including $90.3 million related to manufacturing railcars for lease to others, as well as costs that were for capitalized projects that we expect will continue to expand our business, maintain equipment, improve efficiencies and reduce costs. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services.
Cash Flow from Financing Activities
2016 vs. 2015
Our net cash used in financing activities for the year ended December 31, 2016 was $185.2 million compared to net cash provided by financing activities of $186.4 million for the year ended December 31, 2015. The cash used in financing activities in 2016 was primarily a result of the $100.0 million repayment of our Revolving Loan, compared to the cash provided by financing activities in 2015 resulting from the $211.6 million and $99.5 million in net proceeds that we received from the January 2015 lease fleet refinancing and the December 2015 revolving credit facility, respectively, as discussed above, partially offset by the related debt issuance costs of $5.9 million. Additionally, we repurchased $28.6 million of shares of our common stock under the Stock Repurchase Program during 2016, compared to $57.4 million in 2015 and we paid quarterly dividends of $0.40 per share, totaling $31.0 million during 2016, compared to a total of $33.2 million in 2015. This change resulted from a reduction in the number of shares outstanding due to repurchases under our stock repurchase program. See discussion of the Stock Repurchase Program and dividends in Item 5.
2015 vs. 2014
Our net cash provided by financing activities for the year ended December 31, 2015 was $186.4 million compared to $177.5 million for the year ended December 31, 2014. The cash provided by financing activities in 2015 was a result of the $211.6 million and $99.5 million in net proceeds that we received from the January 2015 lease fleet refinancing and the December 2015 revolving credit facility, respectively, as discussed above, partially offset by the related debt issuance costs of $5.9 million, an increase in the liquidity reserve of $9.8 million associated with the Notes, and repurchases of $57.4 million of shares of our common stock under the Stock Repurchase Program. The cash provided by financing activities during 2014 was a result of the $122.0 million in net proceeds that we received from the 2014 lease fleet financing in January and the $100.0 million in proceeds received from the lease fleet financing facility completed by our wholly-owned subsidiary, Longtrain Leasing II, LLC in October 2014 (the LLII Term Loan), as discussed in Note 11 of the consolidated financial statements. Additionally, we paid quarterly dividends of $0.40 per share, totaling $33.2 million during 2015, compared to a total of $34.2 million in 2014. This change resulted from a reduction in the number of shares outstanding due to repurchases under our Stock Repurchase Program.
Future Liquidity
As of December 31, 2016, our current liquidity consisted of our existing cash and cash equivalents balance, anticipated cash flows from operations, and borrowing availability of $200.0 million under the 2015 Credit Agreement. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business in connection with demand.
Additionally, we expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of railcar orders we receive, our shipments and our production rates, as well as costs and expenses related to our compliance with governmental and industry regulations and requirements, including but not limited to the Revised Directive. Our future liquidity may also be impacted by the number of railcar orders we receive for lease versus direct sale. However, we believe we have a strong balance sheet with good borrowing capacity based on, among other things, our ability to use any unencumbered railcars in our lease fleet as collateral in any future financing transaction.
Our operating performance may also be affected by other matters discussed under “Risk Factors,” and trends and uncertainties discussed in this discussion and analysis, as well as elsewhere in this annual report. These risks, trends and uncertainties may also materially adversely affect our long-term liquidity.
Our current capital expenditure plans for 2017 include projects that we expect will expand capabilities, maintain equipment, improve efficiencies and reduce costs. We also plan to increase our railcar lease fleet in 2017 to meet customer demand for leased railcars that have been ordered. Capital expenditures for 2017 are currently projected to be approximately $160 million, which includes expected additions to our lease fleet of approximately $145 million. However, this estimate may vary throughout the course of 2017. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
Our long-term liquidity is contingent upon future operating performance, our and our wholly-owned leasing subsidiary's ability to continue to meet our respective financial covenants under our respective financing facilities, our ability to satisfy our covenants under any other indebtedness we may enter into, and the ability to repay or refinance any such indebtedness as it becomes due. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, including additions to our lease fleet, and to comply with governmental and industry regulations and requirements. These capital requirements could be substantial.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
Contractual Obligations	Total	1 year or less	1-3 years	3-5 years	After 5 years
	(in thousands)
Operating Lease Obligations [1]	$7,067	$1,278	$2,266	$2,220	$1,303
Notes	576,013	25,588	51,097	52,712	446,616
Interest Payments on Notes [2]	451,770	20,873	39,460	36,370	355,067
Pension Funding [3]	4,963	179	1,496	2,040	1,248
Capital Project Related [4]	1,803	1,803	—	—	—
Total	$1,041,616	$49,721	$94,319	$93,342	$804,234

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(2)	The weighted average interest rate on the Notes is 3.6% and is payable monthly.

(3)	Our pension funding commitments include minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan.

(4)	Represents the costs for materials and for services provided by third parties related to various capital projects.
We have excluded from the contractual obligations table above, our gross amount of unrecognized tax benefits of $2.0 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, we estimate that a change to this balance of up to $1.0 million may occur within the current year.
We have an agreement with Axis to purchase new railcar axles. We do not have any minimum volume purchase requirements under this agreement.
Off-Balance Sheet Arrangements
Other than operating leases, we have no other off-balance sheet arrangements.
Contingencies
See Note 14, Commitments and Contingencies, to the consolidated financial statements located in Part II, Item 8 of this report, which is incorporated by reference into this Part II, Item 7, for a description of the litigation, legal and administrative proceedings, including our loss contingency of $12.3 million related to the Revised Directive as of December 31, 2016.
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
Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. During the year ended December 31, 2016, no triggering events occurred. The criteria for determining impairment of such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management's best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of the long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated.
The North American railcar market has been, and we expect it to continue to be highly cyclical, generally fluctuating in correlation with the U.S. economy. We continually monitor our long-lived assets for impairment in response to events or changes in circumstances.

Goodwill
As of December 31, 2016, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to a reporting unit that is part of our manufacturing segment. We evaluate goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
We perform the annual goodwill impairment test as of November 1 each year. For purposes of goodwill impairment testing, our manufacturing segment is the only segment with allocated goodwill. The review for impairment is either a qualitative assessment or a two-step process. If we choose to perform a qualitative assessment and determine that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. In evaluating whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we consider various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that the reporting unit has historical positive operating cash flows that we anticipate will continue.
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
We performed the two-step process as of November 1, 2016 utilizing the market and income approaches and significant assumptions discussed below. Upon completion of step one, we determined that the estimated fair value of the reporting unit was higher than the carrying value and therefore no further testing was deemed necessary and no impairment of goodwill was recorded. See Notes 3 and 8 of the consolidated financial statements for further details.
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
All of the above estimates and assumptions were determined by management to be reasonable based on the knowledge and information at the time of the evaluation. As such, this carries a risk of uncertainty. There could be significant fluctuations in the cost of raw materials, unionization of our workforce or other factors that might significantly affect the reporting unit's cost structure and negatively impact the projection of financial performance. If the railcar industry forecasts or our market share were to change significantly, the fair value of the reporting unit could be materially adversely impacted. Other events that might occur that could have a negative effect would be a natural disaster that would render the facility unusable, a significant litigation settlement, or other event that would result in a production shut down or significant expense to the reporting unit.
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
Discount rates
The discount rate assumption used to determine the December 31, 2016 benefit obligations was 3.89%. The discount rate assumption used to determine the 2016 net periodic cost was 4.08%. We review these rates annually and adjust them to reflect current yields on long-term, high-quality corporate bonds. We deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees.
Expected return on plan assets
Our expected return on plan assets for our funded pension plans of 7.25% for 2016 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.
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
The following information illustrates the sensitivity to a change in certain assumptions for our pension plans:

Change in Assumption	Effect on 2017 Pre-Tax Pension Expense	Effect on December 31, 2016 Projected Benefit Obligation
	(in thousands)
1% decrease in discount rate	$213	$3,027
1% increase in discount rate	$(257)	$(2,805)
1% decrease in expected return on assets	$161	N/A
1% increase in expected return on assets	$(161)	N/A
This sensitivity analysis reflects the effects of changing one assumption. Various economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
Contingencies and Litigation
The industries in which we operate are subject to extensive regulation by various governmental, regulatory and industry authorities and by federal, state, local and foreign authorities. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these regulations and may require significant expenditures to achieve compliance and may be modified or revised to impose new obligations. Based on information currently available with respect to such regulations, we estimate future costs for compliance requirements and establish a loss contingency for them when it is probable that we have incurred a liability and the related costs can be reasonably estimated. If further developments in or resolution of a matter of this nature result in facts and circumstances that are significantly different than the assumptions used to develop the loss contingency, it could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to comply with any regulation or when expenditures for which reserves are established are made. Due to the uncertain nature of these regulatory matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.
The Company is involved in claims and lawsuits incidental to our business. Based on information currently available with respect to such claims, lawsuits, including information on claims and lawsuits as to which the Company is aware but for which the Company has not been served with legal process, it is management's opinion that such claims, suits and complaints are without merit or the ultimate outcome of all such claims, suits, and complaints would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably. However, resolution of certain claims or suits by settlement or otherwise, could impact the operating results of the reporting period in which such resolution occurs. See Note 14, Commitments and Contingencies, to the consolidated financial statements for further explanation.
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
Share-based Compensation
We use the Black-Scholes-Merton (Black-Scholes) model to estimate the fair value of our share-based awards issued under the Amended and Restated 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the share-based award, future volatility, dividend yield, forfeiture rate and the risk-free interest rate. We estimate the expected term of stock appreciation rights (SARs) based on SEC Staff Accounting Bulletin Official Text Topic 14D2, which addressed the expected term aspect of the Black-Scholes model. It stated that companies that did not have adequate exercise history on equity instruments were allowed to use the “simplified method” prescribed by the SEC, which called for an average of the vesting period and the expiration period of grants with “plain vanilla” characteristics. These characteristics included service based vesting instruments granted at the money along with certain other requirements.

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
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million under a credit agreement (2015 Credit Agreement). As of December 31, 2016, the Company had borrowing availability of $200.0 million under this facility. In the event the Company were to draw on this Revolving Loan, our earnings could be affected by changes in interest rates as this facility accrues interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%.

Item 8: Financial Statements and Supplementary Data
American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Railcar Industries, Inc.
We have audited the internal control over financial reporting of American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
St. Louis, Missouri
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Railcar Industries, Inc.
We have audited the accompanying consolidated balance sheets of American Railcar Industries Inc. (a North Dakota corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Railcar Industries, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
St. Louis, Missouri
February 24, 2017

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$178,571	$298,064
Restricted cash	16,714	16,917
Short-term investments—available for sale securities	8,958	—
Accounts receivable, net	39,727	29,018
Accounts receivable, due from related parties	4,790	9,401
Inventories, net	75,028	96,965
Prepaid expenses and other current assets	8,623	7,116
Total current assets	332,411	457,481
Property, plant and equipment, net	177,051	176,311
Railcars on leases, net	908,010	848,717
Goodwill	7,169	7,169
Investment in and loans to joint ventures	26,332	27,397
Other assets	5,277	7,999
Total assets	$1,456,250	$1,525,074
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,314	$36,080
Accounts payable, due to related parties	3,252	4,477
Accrued expenses, including loss contingency of $10,127 and $0 at December 31, 2016 and 2015, respectively	15,411	5,880
Accrued income taxes payable	7,660	464
Accrued compensation	11,628	11,459
Short-term debt, including current portion of long-term debt	25,588	125,784
Total current liabilities	92,853	184,144
Long-term debt, net of unamortized debt issuance costs of $4,863 and $5,081 as of December 31, 2016 and 2015, respectively	545,392	570,756
Deferred tax liability, net	252,943	222,338
Pension and post-retirement liabilities	8,648	8,484
Other liabilities, including loss contingency of $2,161 and $0 at December 31, 2016 and 2015, respectively	6,144	3,055
Total liabilities	905,980	988,777
Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,083,878 and 19,844,531 shares outstanding at December 31, 2016 and 2015, respectively	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	402,810	361,153
Accumulated other comprehensive loss	(6,331)	(7,255)
Treasury stock	(86,031)	(57,423)
Total stockholders’ equity	550,270	536,297
Total liabilities and stockholders’ equity	$1,456,250	$1,525,074
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Manufacturing (including revenues from affiliates of $837, $269,563 and $245,891 in 2016, 2015 and 2014, respectively)	$429,774	$700,061	$600,326
Railcar leasing	132,245	116,714	65,108
Railcar services (including revenues from affiliates of $26,781, $24,880 and $19,304 in 2016, 2015 and 2014, respectively)	77,114	72,561	67,572
Total revenues	639,133	889,336	733,006
Cost of revenues:
Manufacturing	(360,755)	(539,136)	(455,547)
Other operating loss (refer to Note 14, Commitments and Contingencies)	(12,288)	—	—
Railcar leasing	(41,732)	(36,161)	(23,733)
Railcar services	(62,178)	(56,492)	(54,386)
Total cost of revenues	(476,953)	(631,789)	(533,666)
Gross profit	162,180	257,547	199,340
Selling, general and administrative	(32,343)	(30,866)	(29,420)
Net gains on disposition of leased railcars	272	25	138
Earnings from operations	130,109	226,706	170,058
Interest income (including income from related parties of $1,663, $2,105 and $2,429 in 2016, 2015 and 2014, respectively)	1,785	2,164	2,517
Interest expense	(22,803)	(21,801)	(7,622)
Loss on debt extinguishment	—	(2,126)	(1,896)
Other income (loss)	185	(11)	(20)
Earnings from joint ventures	4,924	5,812	1,570
Earnings before income taxes	114,200	210,744	164,607
Income tax expense	(41,537)	(77,291)	(65,074)
Net earnings	$72,663	$133,453	$99,533
Net earnings per common share—basic and diluted	$3.74	$6.39	$4.66
Weighted average common shares outstanding—basic and diluted	19,439	20,883	21,352
Cash dividends declared per common share	$1.60	$1.60	$1.60
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net earnings	$72,663	$133,453	$99,533
Currency translation	215	(1,955)	(1,035)
Postretirement plans (1)	294	49	(2,820)
Short-term investments (2)	415	—	—
Comprehensive income	$73,587	$131,547	$95,678

(1)	Net of tax effect of $0.3 million, less than $0.1 million and $1.8 million for 2016, 2015 and 2013, respectively.

(2)	Net of tax effect of $0.2 million for 2016.
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating activities:
Net earnings	$72,663	$133,453	$99,533
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	52,216	45,729	34,212
Amortization of deferred costs	506	393	549
(Gain) loss on disposal of property, plant, equipment and leased railcars	(63)	154	(71)
Earnings from joint ventures	(4,924)	(5,812)	(1,570)
Provision for deferred income taxes	30,139	61,644	72,369
Item related to investing activities:
Dividends received from short-term investments	(107)	—	—
Realized gains on short-term investments—available for sale securities	(73)	—	—
Item related to financing activities:
Loss on debt extinguishment	—	2,126	1,896
Changes in operating assets and liabilities:
Accounts receivable, net	(10,290)	4,465	(11,715)
Accounts receivable, due from affiliates	4,629	23,518	(16,703)
Income taxes receivable	1,244	30,899	(31,576)
Inventories, net	21,974	19,812	(26,935)
Prepaid expenses and other current assets	(2,553)	1,206	(4,244)
Accounts payable	(6,760)	(32,630)	16,034
Accounts payable, due to related parties	(1,225)	1,683	1,383
Accrued expenses and taxes	16,887	(19,105)	639
Other	6,240	(3,032)	2,998
Net cash provided by operating activities	180,503	264,503	136,799
Investing activities:
Purchases of property, plant and equipment	(23,068)	(36,614)	(20,070)
Grant Proceeds	75	—	—
Capital expenditures—leased railcars	(90,332)	(211,646)	(307,680)
Proceeds from the sale of property, plant, equipment and leased railcars	926	122	800
Purchase of short-term investments—available for sale securities	(8,750)	—	—
Proceeds from the sale of short-term investments—available for sale securities	504	—	—
Proceeds from repayments of loans and distributions from joint ventures	5,907	7,500	3,750
Net cash used in investing activities	(114,738)	(240,638)	(323,200)
Financing activities:
Repayments of short-term and long-term debt	(125,783)	(432,645)	(204,486)
Proceeds from short-term and long-term debt	—	725,306	418,682
Change in interest reserve related to long-term debt	204	(9,739)	13
Stock repurchases	(28,608)	(57,423)	—
Payment of common stock dividends	(31,006)	(33,243)	(34,164)
Debt issuance costs	(13)	(5,857)	(2,566)
Net cash (used in) provided by financing activities	(185,206)	186,399	177,479
Effect of exchange rate changes on cash and cash equivalents	(52)	(309)	(221)
(Decrease) increase in cash and cash equivalents	(119,493)	209,955	(9,143)
Cash and cash equivalents at beginning of year	298,064	88,109	97,252
Cash and cash equivalents at end of year	$178,571	$298,064	$88,109

See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock- Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury Stock	Total stockholders' equity
Balance December 31, 2013	21,352	$213	$239,609	$195,574	$(1,494)	$—	$433,902
Net earnings	—	—	—	99,533	—	—	99,533
Currency translation	—	—	—	—	(1,035)	—	(1,035)
Postretirement plans	—	—	—	—	(2,820)	—	(2,820)
Cash dividends declared	—	—	—	(34,164)	—	—	(34,164)
Balance December 31, 2014	21,352	$213	$239,609	$260,943	$(5,349)	$—	$495,416
Net earnings	—	—	—	133,453	—	—	133,453
Currency translation	—	—	—	—	(1,955)	—	(1,955)
Postretirement plans	—	—	—	—	49	—	49
Cash dividends declared	—	—	—	(33,243)	—	—	(33,243)
Stock repurchases	(1,508)	—	—	—	—	(57,423)	(57,423)
Balance December 31, 2015	19,844	$213	$239,609	$361,153	$(7,255)	$(57,423)	$536,297
Net earnings	—	—	—	72,663	—	—	72,663
Currency translation	—	—	—	—	215	—	215
Postretirement plans	—	—	—	—	294	—	294
Short-term investments	—	—	—	—	415	—	415
Cash dividends declared	—	—	—	(31,006)	—	—	(31,006)
Stock repurchases	(761)	—	—	—	—	(28,608)	(28,608)
Balance December 31, 2016	19,083	$213	$239,609	$402,810	$(6,331)	$(86,031)	$550,270
See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014
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
The accompanying consolidated financial statements have been prepared by ARI and include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), Longtrain Leasing I, LLC (LLI), Longtrain Leasing II, LLC (LLII), Longtrain Leasing III, LLC (LLIII), ARI Railcar Services LLC and Southwest Steel Casting Company, LLC. All intercompany transactions and balances have been eliminated.
Note 2 — Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, (iii) whether or not to estimate forfeitures or account for them when they occur and (iv) classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 31, 2016. Early adoption will be permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company does not anticipate this standard will have a material impact on its consolidated financial statements and disclosures.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. The retrospective adoption of this guidance during the first quarter of 2016 resulted in a reclassification of debt issuance costs related to the Company's long-term debt on the Company's December 31, 2015 and 2014 balance sheets and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is currently assessing the impact of these new standards on its business processes, business and accounting systems, and consolidated financial statements and related disclosures.  The Company currently expects to complete its analysis, including implementing any necessary changes to existing business processes and systems to accommodate these new standards, during 2017.  The Company currently intends to adopt this new guidance on January 1, 2018 using the modified retrospective application method. To date, the Company has not identified any material differences in its existing revenue recognition methods that would require modification under the new standards.
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
Revenue recognition
Revenues from manufactured railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer, in accordance with the Company's contractual terms. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with the Company's contractual terms.
Revenues from railcar leasing are generated from operating leases that are priced as an integrated service that includes amounts related to executory costs, such as certain maintenance, insurance, and ad valorem taxes and are recognized on a straight-line basis per terms of the underlying lease. If railcars are sold under a lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of leased railcars that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations.
Revenues from railcar maintenance services are recognized upon completion and shipment of railcars from ARI's plants. The Company does not currently bundle railcar service contracts with new railcar sales. Revenues from engineering and field services are recognized as performed.
Amounts billed prior to meeting revenue recognition criteria are accounted for as deferred revenue.
The Company records amounts billed to customers for shipping and handling as sales and records related costs as cost of revenues.
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
Inventories, net
Inventories are stated at the lower of cost or market on a first-in, first-out basis, and include the cost of materials, direct labor and manufacturing overhead. The Company allocates fixed production overheads to the costs of conversion based on the normal capacity of its production facilities. If any of the Company's production facilities are operating below normal capacity, unallocated production overheads are recognized as a current period charge. All profit for inventory purchased from the Company's joint ventures that is still on hand at period end is eliminated.
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
Debt issuance costs
Debt issuance costs were incurred in connection with ARI's issuance of debt under its lease fleet financing facilities and were amortized over the term of the related debt, with the exception of the January 2015 private placement notes that are amortized using the effective interest method. Debt issuance costs were also incurred in connection with ARI's December 2015 revolving credit facility and are amortized over the term of the related debt. See Note 11 for further discussion.
Goodwill
Goodwill is not amortized but is reviewed for impairment at least annually or as events or changes in circumstances indicate that the carrying amount may not be recoverable. ARI performs the annual goodwill impairment test on November 1 of each year.
The review for impairment is either a qualitative assessment or a two-step process. If the Company chooses to perform a qualitative assessment by assessing qualitative factors to determine if any potential impairment exists and determine that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary.
For the two-step process, the first step is to compare the estimated fair value of the operating unit with the recorded net book value (including the goodwill). The detailed test is performed by first comparing the carrying value of the reporting unit, including goodwill to its fair value. The fair value of the reporting unit is determined using a combination of methods including prices of comparable businesses using recent transactions involving businesses similar to the Company and a present value technique, referred to as the market and income approaches, respectively. If the estimated fair value of the operating unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the operating unit is below the recorded net book value, then a second step must be performed to determine if impairment of the goodwill is required. In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of the operating unit over the fair value assigned to the operating unit's assets and liabilities. If the implied fair value of goodwill is less than the book value of the goodwill, the difference is recognized as an impairment loss. See Note 8 for further discussion on this analysis.
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
Use of estimates
ARI has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to estimates and assumptions include, but are not limited to, deferred taxes, workers' compensation accrual, valuation allowances for accounts receivable and inventory obsolescence, depreciable lives of assets, goodwill impairment, share-based compensation fair values, loss contingencies and the reserve for warranty claims. Actual results could differ from those estimates.
Share-based compensation
The share-based compensation cost recorded for stock appreciation rights (SARs) is based on their fair value. For further discussion of share-based compensation refer to Note 15.
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
The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of December 31, 2016 and 2015:

•
Cash and cash equivalents, restricted cash, accounts receivable, amounts due to/from affiliates, accounts payable and accrued expenses approximate fair values because of the short maturity or the liquid nature of these instruments.

•	Available for sale securities fair value estimates are based on quoted prices with an active trading market (Level 1).

•
The carrying value of the December 2015 revolving credit facility, at December 31, 2015, approximated fair value because the interest rate adjusts to the market interest rate (Level 3 input). There was no outstanding debt under this facility as of December 31, 2016.

•
The fair value of the private placement notes are calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy. The fair value of the Notes outstanding was $582.4 million and $608.4 million as of December 31, 2016 and 2015, respectively.

•
The Company's pension plans' investments in equity securities, exchange traded funds and U.S. government treasury instruments are valued based on quoted prices in active markets (Level 1) and short-term investments, collective funds and asset backed securities are valued based on derived prices in active markets (Level 2).

Note 5 – Accounts Receivable, net
Accounts receivable, net, consists of the following:

	December 31,
	2016	2015
	(in thousands)
Accounts receivable, gross	$39,869	$30,422
Less allowance for doubtful accounts	(142)	(1,404)
Total accounts receivable, net	$39,727	$29,018

The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$1,404	$1,172	$109
(Adjustment) Provision	(1,248)	234	1,065
Write-offs	(14)	(2)	(2)
Ending balance	$142	$1,404	$1,172
Note 6 – Inventories, net
Inventories consist of the following:

	December 31,
	2016	2015
	(in thousands)
Raw materials	$46,789	$65,575
Work-in-process	28,386	31,184
Finished products	3,332	3,393
Total inventories	78,507	100,152
Less reserves	(3,479)	(3,187)
Total inventories, net	$75,028	$96,965
Inventory reserves consist of the following:

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Beginning Balance	$3,187	$2,553	$2,314
Provision	718	1,145	420
Write-offs	(426)	(511)	(181)
Ending Balance	$3,479	$3,187	$2,553
Note 7 – Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	December 31,
	2016	2015
	(in thousands)
Operations / Corporate:
Buildings	$182,970	$167,537
Machinery and equipment	232,171	219,488
Land	4,328	3,687
Construction in process	1,966	16,784
	421,435	407,496
Less accumulated depreciation	(244,384)	(231,185)
Property, plant and equipment, net	$177,051	$176,311
Railcar Leasing:
Railcars on leases	$996,422	$906,786
Less accumulated depreciation	(88,412)	(58,069)
Railcars on leases, net	$908,010	$848,717

Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company's depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company's cost to produce railcars shipped or to be shipped for lease.
As of December 31, 2016, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

2017	$121,931
2018	109,343
2019	91,566
2020	56,615
2021	40,097
2022 and thereafter	57,138
Total	$476,690
The future contractual minimum rental revenues shown above include total rental revenues from affiliates of 1.3%. See Note 18, Related Party Transactions, for further discussion regarding lease agreements with IELP Entities.
Depreciation expense
The following table summarizes depreciation expense:

	December 31,
	2016	2015	2014
	(in thousands)
Total depreciation expense	$52,216	$45,729	$34,212
Depreciation expense on leased railcars	$30,395	$26,163	$16,454
Note 8 – Goodwill
As of December 31, 2016, the Company had $7.2 million of goodwill related to the March 2006 acquisition of Custom Steel; a subsidiary of Steel Technologies, Inc. The results attributable to Custom Steel are included in the manufacturing segment.
The Company performed the two-step impairment review process as of November 1, 2016 utilizing the market and income approaches and significant assumptions discussed below. Upon completion of step one, the Company determined that the estimated fair value was higher than the recorded net book value and therefore no further testing was deemed necessary and no impairment of goodwill was recorded. Additionally, no impairment was recognized in any prior periods and there were no indicators of impairment since the annual assessment date.
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
All of the above estimates and assumptions were determined by management to be reasonable based on the knowledge and information at the time of the evaluation. As such, this carries a risk of uncertainty. There could be significant fluctuations in the cost of raw materials, unionization of the Company's workforce or other factors that might significantly affect the reporting unit's cost structure and negatively impact the projection of financial performance. If the railcar industry forecasts or ARI's market share were to change significantly, the fair value of the reporting unit could be materially adversely impacted. Other events that might occur that could have a negative effect would be a natural disaster that would render the facility unusable, a significant litigation settlement or other event that would result in a production shut down or significant expense to the reporting unit.
Note 9 – Investments in and Loans to Joint Ventures
As of December 31, 2016, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	December 31,
	2016	2015
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$7,477	$7,776
Axis	18,855	19,621
Total investments in and loans to joint ventures	$26,332	$27,397
See Note 18 for information regarding financial transactions with ARI's joint ventures.
Ohio Castings
Ohio Castings has produced railcar parts that are sold to one of the joint venture partners. This joint venture partner then sells these railcar parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at Ohio Castings' cost plus a licensing fee.
In December 2016, based on expected industry demand, a decision was made to idle Ohio Casting's manufacturing facility, beginning in January 2017. The Company expects that Ohio Castings will remain idle through at least the end of 2017, subject to re-evaluation based on changes in future demand expectations. Ohio Castings performed an analysis of long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Based on this analysis, Ohio Castings concluded that there was no impairment of its long-lived assets. In turn ARI evaluated its investment in Ohio Castings and determined there was no impairment. The Company and Ohio Castings will continue to monitor for impairment as necessary.
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

Summary financial position information for Ohio Castings, the investee company, in total, are as follows:

	December 31,
	2016	2015
	(in thousands)
Financial position:
Current assets	$13,267	$14,589
Non-current assets	9,751	9,921
Total assets	23,018	24,510
Current liabilities	3,667	4,261
Members’ equity	19,351	20,249
Total liabilities and members’ equity	$23,018	$24,510
Summary financial results of operations for Ohio Castings, the investee company, in total, are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Results of operations:
Revenues	$49,103	$74,113	$83,872
Gross profit	$2,230	$4,787	$8,277
Net (loss) earnings	$(897)	$1,230	$5,906
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
Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During 2016 and 2015, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, including interest, due to ARI Component, was $17.7 million and $23.6 million as of December 31, 2016 and 2015, respectively.
ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2018. The other significant joint venture partner has indicated its intent to also fund the cash needs of Axis through loans and capital contributions through at least March 31, 2018.
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

Summary combined financial position information for Axis, the investee company, in total, are as follows:

	December 31,
	2016	2015
	(in thousands)
Financial position:
Current assets	$13,017	$8,009
Non-current assets	26,271	31,494
Total assets	39,288	39,503
Current liabilities	14,076	14,544
Non-current liabilities	23,626	35,439
Total liabilities	37,702	49,983
Members’ equity (deficit)	1,586	(10,480)
Total liabilities and members’ deficit	$39,288	$39,503

Summary combined financial results of operations for Axis, the investee company, in total, are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Results of operations:
Revenues	$60,358	$70,289	$69,667
Gross profit	$16,467	$17,961	$5,496
Earnings before interest	$15,397	$16,972	$4,496
Net earnings (loss)	$12,066	$12,782	$(390)
As of December 31, 2016, the investment in Axis was comprised entirely of ARI's term loan, which the Company has evaluated to be fully recoverable.
Note 10 – Warranties
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
The overall change in the Company's warranty reserve is reflected on the consolidated balance sheets in accrued expenses and other liabilities and is detailed as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Liability, beginning of year	$1,415	$953	$1,385
Provision for warranties issued during the year, net of adjustments	1,505	1,235	1,263
Adjustments to warranties issued during previous years	(24)	(16)	(261)
Warranty claims	(457)	(757)	(1,434)
Liability, end of year	$2,439	$1,415	$953
Note 11 – Debt
Subsidiary Lease Fleet Financings
From time to time, the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings in order to, among other things, support and grow its railcar leasing business. Currently, only the LLIII lease fleet financing remains outstanding. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLI, LLII and LLIII without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease LLI's, LLII's and LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. See below and Note 18, Related Party Transactions, for further discussion regarding these agreements with ARL.
January 2014 lease fleet refinancing
In December 2012, LLI entered into a senior secured delayed draw term loan facility (Original Term Loan). In January 2014, LLI refinanced its Original Term Loan under an amended and restated credit agreement (Amended and Restated Credit Agreement). In connection with the refinancing, LLI entered into a new senior secured term loan facility in an aggregate principal amount of $316.2 million, net of fees and expenses (Refinanced Term Loan). Of this amount, $194.2 million was used to refinance the Original Term Loan, resulting in net proceeds of $122.0 million. In conjunction with the refinancing, the Company incurred a $1.9 million loss, which is shown as 'Loss on debt extinguishment' on the consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the Original Term Loan. The Refinanced Term Loan accrued interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0%, for a rate of 2.2% as of December 31, 2014. The Refinanced Term Loan was repaid in connection with the LLIII Indenture discussed below.
October 2014 bridge financing
In October 2014, LLII entered into a lease fleet financing facility for $100.0 million which was repaid in connection with the LLIII Indenture discussed below.
January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an Indenture. The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. In conjunction with the refinancing, the Company incurred a $2.1 million loss, which is shown as 'Loss on debt extinguishment' on the consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the LLI and LLII lease fleet financings. As of December 31, 2016, there were $200.5 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, compared to $226.3 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, as of December 31, 2015. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Indenture, the Company is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of December 31, 2016 and December 31, 2015, the liquidity reserve amount was $16.7 million and $16.9 million, respectively, and included within 'Restricted cash' on the consolidated balance sheets.
LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the payment date occurring in January 2018. LLIII can prepay or redeem the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the payment date occurring in January 2022.
The Indenture contains covenants which limit, among other things, LLIII’s ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with these covenants as of December 31, 2016.

As of December 31, 2016, the principal payments remaining on the Notes were as follows:

	Payments due by Period
	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Notes	$25,588	$25,590	$25,507	$26,354	$26,358	$446,616
ARI Lease fleet financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million under a credit agreement (2015 Credit Agreement). See 'Liquidity and Capital Resources' section for further discussion regarding the incremental borrowing provision under the 2015 Credit Agreement. The initial Revolving Loan obtained at closing amounted to approximately $99.5 million, net of fees and expenses. In February 2016, we repaid amounts outstanding under the Revolving Loan in full and as of December 31, 2016, the Company has borrowing availability of $200.0 million under this facility.
The Revolving Loan accrues interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%. Interest is payable on the last day of each 1, 2, or 3-month interest period, the day of any mandatory prepayment, and the maturity date.
The Revolving Loan and the other obligations under the 2015 Credit Agreement are fully recourse to the Company and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by the Company (the Election), the applicable railcar management agreement with ARL. See Note 18, Related Party Transactions, for further discussion regarding this agreement with ARL.
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of December 31, 2016.
Potential ARL Sale and Railcar Management Transition Agreement
On December 16, 2016, ARI entered into the RMTA with ARL to manage the transition, from ARL to ARI, of the management of the Company's railcar leasing business in anticipation of the ARL Sale. The RMTA, among other things, (i) permits ARI to assume the management of its leased railcars following the consummation of the ARL Sale; (ii) requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the “Noteholder Consent”) for ARI to replace ARL as manager of the LLIII railcars under the Indenture and certain related documents; and (iii) requires ARL to transfer to ARI certain books and records and electronic data with respect to ARI and LLIII's leased railcars and the Company’s and LLIII's leasing businesses and otherwise assist in the transfer of the management of the leasing businesses to ARI, provided that if ARI does not obtain the Noteholder Consent, ARL will remain the manager of the LLIII railcars under the Indenture. The Company has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. In addition, pursuant to the terms and conditions of the RMTA, ARL provides ARI an irrevocable, fully paid, non-transferrable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage its railcars and the railcars owned by ARI and LLIII. ARI also anticipates amending the 2015 Credit Agreement to permit ARI to separate the management of its railcars from ARL’s management.
The future contractual minimum rental revenues related to the railcars pledged under all Lease Fleet Financings as of December 31, 2016 were as follows (in thousands).

2017	$69,128
2018	56,678
2019	41,941
2020	23,291
2021	13,961
2022 and thereafter	10,378
Total	$215,377

As of December 31, 2016 and December 31, 2015, the net book value of the railcars that were pledged as part of the Company's and its subsidiaries Lease Fleet Financings was $544.1 million and $563.7 million, respectively.
Note 12 – Income Taxes
Income tax expense consists of:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$10,262	$11,322	$(10,569)
State and local	642	3,587	3,100
Foreign	494	738	174
Total current	11,398	15,647	(7,295)
Deferred
Federal	26,955	56,431	63,577
State and local	3,148	5,221	8,804
Foreign	36	(8)	(12)
Total deferred	30,139	61,644	72,369
Total income tax expense	$41,537	$77,291	$65,074
The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Computed income tax expense	$39,970	$73,760	$57,612
State and local tax expense	2,221	4,207	6,709
Permanent differences, including domestic production activities deduction	(623)	(724)	523
Adjustments for uncertain tax positions	110	204	206
Other, net	(141)	(156)	24
Total income tax expense	$41,537	$77,291	$65,074

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	December 31,
	2016	2015
	(in thousands)
Non-current deferred tax assets
Provisions not currently deductible	$12,421	$8,192
Stock based compensation	842	110
Net operating loss carryforwards—federal and state	189	173
Net capital loss carryforwards—federal and state	1,833	1,859
Tax credits and other	327	519
Pensions and post retirement	3,231	3,223
Total deferred tax asset	$18,843	$14,076
Non-current deferred tax liabilities
Investment in joint ventures/partnerships	$(2,084)	$(2,056)
Property, plant and equipment	(269,478)	(234,358)
Unrealized gain on financial instruments	(224)	—
Total deferred tax liability	$(271,786)	$(236,414)

The net deferred tax asset (liability) is classified as non-current in the consolidated balance sheets as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets	$18,843	$14,076
Deferred tax liability	(271,786)	(236,414)
Deferred tax liability, net	(252,943)	(222,338)
ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative undistributed earnings of its Canadian subsidiary. Such undistributed earnings from ARI's Canadian subsidiary have been included in consolidated retained earnings in the amount of $4.2 million and $2.6 million as of December 31, 2016 and 2015, respectively. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2016 and 2015 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant.
As of December 31, 2016, the Company had state net operating loss carryforwards in the amount of $3.8 million, which have varying expiration dates that extend into 2036. In 2015, ARI had state net operating loss carryforwards of $3.7 million.
In 2016, the Company continued to carry forward its federal capital losses of $4.7 million that was generated in 2013. In 2015, the Company utilized the entire balance of alternative minimum tax credits of $1.3 million related to the 2014 carryback of the federal net operating loss.
As of December 31, 2016, the Company's gross unrecognized tax benefits were $2.0 million, of which $1.6 million, net of federal benefit on state matters, would impact the effective tax rate if reversed. As of December 31, 2015, the Company's gross unrecognized tax benefits were $1.7 million, of which $1.2 million, net of federal benefit on state matters, would impact the effective tax rate if reversed.
The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$1,684	$1,422	$1,142
Increases in tax positions for prior years	253	30	91
Increases in tax positions for current year	86	298	189
Settlements and decreases in tax positions	—	(66)	—
Ending balance	$2,023	$1,684	$1,422
The total amount of interest and penalties included in the tax provision as an income tax expense for the years ended December 31, 2016 and 2015 was $0.1 million each year. The Company believes it is possible that within the next twelve months its unrecognized tax benefits could change up to $1.0 million as a result of the Company's analysis of state tax filing requirements.
The statute of limitation on the Company's 2012 federal income tax return expired in September 2016. The Company's federal income tax returns for tax years 2013 and beyond remain subject to examination, with the latest statute of limitations expiring in October 2020.
Certain of the Company's 2008 through 2012 state income tax returns and all of the Company's state income tax returns for 2013 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2021, upon the filing of the 2016 state tax returns. The Company's foreign subsidiary's income tax returns for 2012 and beyond remain open to examination by foreign tax authorities.
The Company began its implementation of the recent regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition with the filing of its 2014 tax return. The Company then completed its implementation efforts with the filing of its 2015 tax return, without any material impact to its financial condition or results of operations.

Note 13 – Pension Plans
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
The change in the pension benefit obligation, change in plan assets and the funded status is as follows:

	Years Ended December 31,
	2016	2015
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$24,737	$25,863
Service cost	208	177
Interest cost	984	947
Actuarial loss (gain)	198	(998)
Assumed administrative expenses	(208)	(177)
Benefits paid	(1,086)	(1,075)
Benefit obligation at December 31	$24,833	$24,737
Change in plan assets
Plan assets at January 1	$16,212	$17,281
Actual return on plan assets	1,119	(358)
Administrative expenses	(208)	(177)
Employer contributions	111	541
Benefits paid	(1,086)	(1,075)
Plan assets at fair value at December 31	$16,148	$16,212
Funded status
Benefit obligation in excess of plan assets at December 31	$(8,685)	$(8,525)
Amounts recognized in the consolidated balance sheets are as follows:

	Years Ended December 31,
	2016	2015
	(in thousands)
Accrued benefit liability—short term	$(112)	$(112)
Accrued benefit liability—long term	(8,573)	(8,413)
Net liability recognized at December 31	$(8,685)	$(8,525)
Net actuarial loss	$(8,144)	$(8,747)
Net prior service cost	(9)	(17)
Accumulated other comprehensive loss pre-tax at December 31	$(8,153)	$(8,764)

The short-term liability has been reported within 'Accrued compensation' on the consolidated balance sheets.

The components of net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Components of net periodic benefit cost
Service cost	$208	$177	$227
Interest cost	984	947	970
Expected return on plan assets	(1,134)	(1,282)	(1,251)
Recognized actuarial loss	816	798	269
Amortization of prior service cost	8	8	8
Total net periodic benefit cost	$882	$648	$223
The Company amortizes actuarial loss and gain using a weighted average amortization period for all plans of 9 years. The net actuarial loss that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit costs during the year ended December 31, 2016 is $0.8 million.
Additional information
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

2017	$1,173
2018	1,225
2019	1,269
2020	1,306
2021	1,345
2022 and thereafter	7,216
The Company expects to contribute $0.1 million to its pension plans in 2017.
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
The decrease in the discount rates and the use of the updated mortality tables and projection scales resulted in an increase in the benefit obligation, which will be amortized through actuarial losses. The assumptions used to determine end of year benefit obligations are shown in the following table:

	Years Ended December 31,
	2016	2015
Discount rate	3.89%	4.08%
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Years Ended December 31
	2016	2015	2014
Discount rate	4.08%	3.75%	4.64%
Expected return on plan assets	7.25%	7.50%	7.50%
The Company's pension plans' asset valuation in the fair value hierarchy levels, discussed in detail in Note 4, along with the weighted average asset allocations as of December 31, 2016, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset Category
Short-term investments	$—	$612	$—	$612
Corporate stocks - common	3,808	—	—	3,808
Mutual funds - equity	5,725	—	—	5,725
Debt securities
Exchange traded funds	5,003	—	—	5,003
Government	545	—	—	545
Asset backed	—	455	—	455
Total assets at fair value	$15,081	$1,067	$—	$16,148

The Company's pension plans' asset valuation in the fair value hierarchy levels, along with the weighted average asset allocations as of December 31, 2015, by asset category, are as follows:

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
Note 14 – Commitments and Contingencies
As of December 31, 2016, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows (in thousands):

2017	$1,278
2018	1,145
2019	1,121
2020	1,161
2021	1,059
2022 and thereafter	1,303
Total	$7,067
Total rent expense for the years ended December 31, 2016, 2015 and 2014 was $2.2 million, $2.6 million and $2.6 million, respectively.
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
GyanSys
On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against GyanSys, Inc. (GyanSys). The complaint asserts a claim against GyanSys for breaching its contract with ARI to implement an enterprise resource planning system. The Company's complaint alleges that it has suffered damages in excess of $25 million as a result of GyanSys' breach. GyanSys filed a response to the suit denying its responsibility. It also alleged a counterclaim against ARI for breach of contract and wrongful termination, seeking equitable relief and damages, which GyanSys alleges to be more than $10 million. At this time, the Company does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. As a result, no such accrual has been recorded. On September 9, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim. A trial date has been tentatively scheduled for June 12, 2017. However, ARI continues to believe that GyanSys' counterclaims lack merit and will continue to vigorously defend against these counterclaims.
FRA Directive
On September 30, 2016 the Federal Railroad Administration (FRA) issued Railworthiness Directive (RWD) No. 2016-01 (the Original Directive). The Original Directive addressed, among other things, certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF Industries, LLC (ACF). ACF is an affiliate of Mr. Carl Icahn, the Company’s principal and beneficial stockholder through IELP. The Company met and corresponded with the FRA following the issuance of the Original Directive to express the Company’s concerns with the Original Directive and its impact on ARI, as well as the industry as a whole.
On November 18, 2016 (the Issuance Date), the FRA issued RWD No. 2016-01 [Revised] (the Revised Directive). The Revised Directive changes and supersedes the Original Directive.
The Original Directive indicated that approximately 14,800 general purpose tank railcars could be affected. The Revised Directive requires owners to identify their subject tank cars and then from that population identify the 15% of subject tank cars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within 12 months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA will monitor and analyze the results of the 15% sample and has reserved the right to impose additional test and inspection requirements for the remaining fleet of tank cars subject to the Revised Directive.
The Company has evaluated its potential exposure related to the Revised Directive and has established a loss contingency of $12.3 million to cover its probable and estimable liabilities, as of December 31, 2016, with respect to the Company's response to the Revised Directive, taking into account currently available information and the Company's contractual obligations in its capacity as both a manufacturer and lessor of railcars subject to the Revised Directive. This amount is included in accrued expenses and other liabilities on the consolidated balance sheet and will continue to be evaluated as ARI's and its customers' compliance with the Revised Directive progresses and the Company's understanding of the impact the Revised Directive may have on its business, including results of operations and cash flows, evolves. Actual results could differ from this estimate. The $12.3 million loss contingency, as of December 31, 2016, represents a reduction of $4.7 million from the loss contingency that the Company established as of September 30, 2016 for the Original Directive, and reflects the changes made by the FRA from the Original Directive to the Revised Directive that reduced the number of railcars that are currently required to be inspected and repaired, if necessary.
It is reasonably possible that a loss exists in excess of the amount accrued by the Company. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency of $12.3 million cannot be reasonably estimated at this time.
Although the Revised Directive addresses some of the Company’s concerns and clarifies certain requirements of the Original Directive, ARI has identified significant issues with the Revised Directive. As a result, in a letter to the FRA dated November 28, 2016, ARI has requested that the FRA immediately rescind or stay the Revised Directive without reinstating the Original Directive. In addition, ARI has sought judicial review of and relief from the Revised Directive. On December 13, 2016, ARI filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. In the petition, the Company asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. The Company cannot assure you that this petition will be successful in reversing or modifying the Revised Directive or if it is successful, whether it will be successful in a reasonable amount of time to benefit railcar owners with cars subject to the Revised Directive. Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. The Company's attempts to comply with the Revised Directive may fail if it is unable to get clarification from the FRA on a variety of questions and the Company or other car owners cannot meet the expectations of the FRA in complying with the Revised Directive. Legal fees incurred with respect to this matter will be expensed in the period in which they occur, in accordance with the Company's accounting policy.
Note 15 – Share-based Compensation
The Company accounts for share-based compensation granted under the Amended and Restated 2005 Equity Incentive Plan (the 2005 Plan) based on the fair values calculated using the Black-Scholes-Merton (Black-Scholes) option-pricing formula. The 2005 Plan is administered by the Company's board of directors or a committee of the board.
The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1,000,000 shares of the Company's common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. The Company has not granted options since January 2006, all of which have been exercised or expired unexercised prior to 2012. As a result, the Company did not recognize any compensation expense related to stock options during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, an aggregate of 855,476 shares were available for issuance in connection with future equity instrument grants under the Company's 2005 Plan.
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

The following table presents the amounts incurred by ARI for share-based compensation, or SARs and the corresponding line items on the consolidated statements of operations that they are classified within:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Share-based compensation expense (income):
Cost of revenues: Manufacturing	$(87)	$89	$697
Cost of revenues: Railcar services	(11)	7	186
Selling, general and administrative	849	550	2,309
Total share-based compensation expense	$751	$646	$3,192
Income tax benefits related to share-based compensation arrangements were less than $0.1 million, $0.4 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The fair value of all unexercised SARs is determined at each reporting period under the Black-Scholes option pricing methodology based on the inputs in the table below, which projected that the specific performance targets for applicable grants will be fully met. The fair value of the SARs is expensed on a graded vesting basis over the vesting period. Changes in the fair value of vested SARs are expensed in the period of change. The following table provides an analysis of all SARs outstanding and assumptions that were used as of December 31, 2016:

	Grant Year
	2016	2015	2014	2012	2011
SARs outstanding	139,581	97,977	59,072	11,230	3,185
Weighted average exercise price	$44.83	$50.27	$50.51	$29.31	$24.45
Weighted average expected volatility	43.0%	43.5%	43.5%	38.6%	29.2%
Weighted average risk-free interest rate	1.6%	1.5%	1.5%	0.9%	0.9%
Expected Dividend yield	3.5%	3.5%	3.5%	3.5%	3.5%
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

The following is a summary of SARs activity under the 2005 Plan:

	Stock Appreciation Rights (SARs)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of SARs	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	207,234	$25.85
Granted	119,342	$49.31
Cancelled/Forfeited	(50,550)
Exercised	(136,915)
Outstanding at December 31, 2014	139,111	$41.02
Granted	134,037	$50.27
Cancelled/Forfeited	(29,817)
Exercised	(39,288)
Outstanding at December 31, 2015	204,043	$47.93
Granted	139,581	$44.83
Cancelled/Forfeited	(27,288)
Exercised	(5,291)
Outstanding at December 31, 2016	311,045	$46.85	66 months	$10.56	$310
Exercisable at December 31, 2016	77,024	$46.30	56 months	$10.03	$246

As of December 31, 2016, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $1.0 million and were expected to be recognized over a weighted average period of 23 months.
Note 16 – Stock Repurchase Program
On July 28, 2015, the Company's board of directors authorized a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company may, from time to time, repurchase up to $250.0 million of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. Under the Stock Repurchase program, 760,653 and 1,507,766 shares were repurchased during 2016 and 2015, respectively, at a cost of $28.6 million and $57.4 million, respectively.
Note 17 – Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance December 31, 2013	$—	$760	$(2,254)	$(1,494)
Currency translation	—	(1,035)	—	(1,035)
Minimum pension liability re-valuation, net of tax effect of $1,755	—	—	(2,784)	(2,784)
Amortization of net actuarial gain, net of tax effect of $24	—	—	(36)	(36)
Balance December 31, 2014	$—	$(275)	$(5,074)	$(5,349)
Currency translation	—	(1,955)	—	(1,955)
Minimum pension liability re-valuation, net of tax effect of $228	—	—	(414)	(414)
Amortization of net actuarial gain, net of tax effect of $293	—	—	463	463
Balance December 31, 2015	$—	$(2,230)	$(5,025)	$(7,255)
Currency translation	—	215	—	215
Minimum pension liability re-valuation, net of tax effect of $34	—	—	(184)	(184)
Amortization of net actuarial loss, net of tax effect of $300	—	—	478	478
Unrealized gain on Available for Sale Securities, net of tax effect of $224	415	—	—	415
Balance December 31, 2016	$415	$(2,015)	$(4,731)	$(6,331)

Note 18 – Related Party Transactions
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
For the years ended December 31, 2016, 2015 and 2014, ARI purchased $6.8 million, $18.1 million, and $5.1 million, respectively, of components from ACF.
Purchasing and engineering services agreement
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI's audit committee. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a non-exclusive, non-assignable license to certain of ARI's intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In December 2016, ARI and ACF amended this agreement to, among other provisions, extend the termination date to December 31, 2017 from December 31, 2016, subject to certain early termination events.
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
For the years ended December 31, 2016, 2015 and 2014, revenues of $0.7 million, $9.6 million, and $19.0 million respectively, were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the consolidated statements of operations.
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
Under the agreement, ARI has the exclusive right to sales opportunities related to Repair Services, except for any sales opportunity related to Repair Services presented to ACF by ARL with respect to ARL-owned railcars. ARI also has the right to assign any sales opportunities related to Repair Services to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Subject to certain early termination events, the agreement terminates on December 31, 2020. After the consummation of the ARL Sale, ARI expects to amend this agreement with ACF.
For both the years ended December 31, 2016 and December 31, 2015, revenues of less than $0.1 million were recorded under this agreement.
Agreements with IELP Entities
The Company has or had the following agreements with companies controlled by Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP, including, but not limited to, ARL (collectively, the IELP Entities):
Railcar services agreement
In April 2011, the Company entered into a railcar services agreement with ARL (the Railcar Services Agreement). Under the Railcar Services Agreement, ARI provides ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed upon prices. The Railcar Services Agreement had an initial term of three years and automatically renews for additional one year periods unless either party provides at least sixty days prior written notice of termination. As discussed below, this Railcar Services Agreement is expected to terminate upon the consummation of the ARL Sale in accordance with the RMTA.
For the years ended December 31, 2016, 2015 and 2014, revenues of $26.8 million, $24.9 million, and $19.3 million were recorded under the Railcar Services Agreement, respectively. These revenues are included under railcar services revenues from affiliates on the consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company's audit committee.
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
On February 29, 2012, the Company entered into a railcar management agreement with ARL (the ARI railcar management agreement). The agreement, as amended was effective January 1, 2011, will continue through December 31, 2018 and thereafter it automatically renews for additional one-year periods unless written notice is received from either party at least six months prior to the expected renewal. In December 2012, LLI entered into a similar agreement with ARL (the LLI railcar management agreement). In January 2014, LLI and ARL amended the LLI railcar management agreement to, among other provisions, extend the termination date to January 15, 2020. On October 16, 2014, LLII entered into a railcar management agreement with ARL (the LLII railcar management agreement). Under the ARI railcar management agreement, in addition to the management fee, ARL receives a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.
In January 2015, in connection with the Company's refinancing of its lease fleet financings, the LLI and LLII railcar management agreements were terminated and LLIII entered into a similar railcar management agreement with ARL. This agreement extends through the Notes' final maturity date of January 17, 2045, unless terminated earlier pursuant to its terms (together with the railcar management agreements discussed above, collectively the Railcar Management Agreements). As discussed below, the Railcar Management Agreements are expected to terminate pursuant to and at the times set forth in the RMTA.
For the years ended December 31, 2016, 2015 and 2014, total lease origination and management fees incurred under the Railcar Management Agreements were $6.8 million, $7.0 million and $5.1 million, respectively. These fees are included in cost of revenues for railcar leasing on the consolidated statements of operations. For the years ended December 31, 2016, 2015 and

2014, total sales commissions incurred were $1.0 million, $1.0 million and $0.6 million, respectively. These costs are included in selling, general and administrative costs on the consolidated statements of operations.
Railcar Management Transition Agreement
On December 16, 2016, ARI entered into a railcar management transition agreement (the RMTA) with ARL. In anticipation of the expected sale of ARL (the ARL Sale) to SMBC Rail Services LLC (the Buyer), ARI and ARL entered into the RMTA to manage the transition, from ARL to ARI, of the management of our railcar leasing business, including the railcars owned by the Company (the ARI Railcars) and its subsidiary, LLIII (the LLIII Railcars). Pursuant to railcar management agreements with each of ARI and LLIII, ARL, as manager, currently markets ARI Railcars for sale or lease and LLIII Railcars for lease, and arranges for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the ARI Railcars and the Longtrain Railcars (collectively, the Leased Railcars). As discussed below, certain affiliates of ARI and the Buyer are also parties to the Agreement for limited purposes.
The RMTA, among other things, (i) permits ARI to assume the management of the Leased Railcars following the consummation of the ARL Sale; (ii) requires ARI to use commercially reasonable efforts to obtain the Noteholder Consent for ARI to replace ARL as manager of the LLIII Railcars under the Indenture, and certain related documents; and (iii) requires ARL to transfer to ARI certain books and records and electronic data with respect to the Leased Railcars and the Company’s and LLIII's leasing businesses. and otherwise assist in the transfer of the management of the leasing businesses to ARI, provided that if ARI does not obtain the Noteholder Consent, ARL will remain the manager of the LLIII Railcars under the Indenture. The Company has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent.
Pursuant to the terms and conditions of the Agreement, ARL provides ARI an irrevocable, fully paid, non-transferrable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage its railcars and the Leased Railcars. The Agreement also provides for the termination, as of the consummation of the ARL Sale, of the Trademark License Agreement, dated as of June 30, 2005, between ARI and ARL (the Trademark License), pursuant to which ARI granted to ARL a license to use ARI’s trademarks “American Railcar” and the “diamond shape” of its logo, and provides for the wind-down of ARL’s use of such trademarks.
Pursuant to the terms and conditions of the Agreement, ARI has agreed not to solicit or hire ARL employees until 24 months after the consummation of the ARL Sale, subject to certain exceptions.
The Agreement, subject to its terms, also provides for the termination of, and the discharge and release of obligations under, certain other agreements that ARI and its subsidiaries are party to on the one hand, and ARL is party to on the other hand, including (i) the Railcar Management Agreement, dated February 29, 2012 (as amended), between ARI and ARL, pursuant to which ARI engaged ARL to manage ARI’s railcars; (ii) subject to receiving Noteholder Consent (and the terms and conditions thereof), the Railcar Management Agreement, dated January 29, 2015, between LLIII and ARL, pursuant to which LLIII engaged ARL to manage LLIII's railcars; (iii) the Railcar Services Agreement, dated April 15, 2011 (as amended), between ARI and ARL, pursuant to which ARI provides ARL railcar repair, engineering, administrative and other services on an as needed basis; (iv) the Consulting Services Agreement, dated as of March 1, 2016, between ARI and ARL, pursuant to which ARI agreed to provide legal services to ARL; and (v) the Trademark License described above.
Pursuant to the terms and conditions of the Agreement, American Entertainment Properties Corporation (AEPC) has agreed to (i) undertake certain payment and performance obligations of ARL to ARI and (ii) pay or reimburse, as applicable, certain costs and expenses of ARI incurred in connection with the ARL Sale and the Agreement. In addition, pursuant to the terms and conditions of the Agreement, Buyer and an affiliate of Buyer have agreed to undertake certain payment and performance obligations of ARL to ARI following the closing of the ARL Sale.
In addition to ARL, AEPC is controlled by Mr. Carl Icahn, ARI’s principal beneficial stockholder, through IELP. The independent directors of the Company’s Audit Committee reviewed the terms and conditions of the RMTA and received advice from independent legal counsel in connection therewith. The Audit Committee unanimously approved the terms and conditions of, and the Company’s entry into, the RMTA.
Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements, as well as on a purchase order basis. Revenues from railcars sold to the IELP Entities were zero, $259.9 million and $226.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in manufacturing revenues from affiliates on the consolidated statements of operations. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company's audit committee.

Railcar leases
Beginning in 2016, the Company has leased railcars to certain of the IELP Entities under an operating lease arrangement. Revenues from railcars leased to certain of the IELP Entities were $0.3 million for the year ended December 31, 2016 and are included in railcar leasing revenues from affiliates on the consolidated statements of operations. Any related party railcar lease agreements have been and will be subject to the approval or review by the independent directors of the Company's audit committee.
Agreements with other related parties
The Company's Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $17.7 million and $23.6 million as of December 31, 2016 and 2015, respectively. See Note 9 for further information regarding this transaction and the terms of the underlying loans.
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
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 and was renewed in September 2016, with an effective date in December 2015, to among other things, extend the term through May 2019, after which the agreement continues until terminated by either party, in accordance with the provisions of the agreement. For the years ended December 31, 2016, 2015 and 2014, MWR collected scrap material totaling $2.2 million, $4.2 million and $8.7 million, respectively. This agreement was approved by the independent directors of the Company's audit committee.
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
During each of the years ended December 31, 2016, 2015 and 2014, the Company incurred $0.2 million of fees as a member of Insight Portfolio Group. These charges are included in selling, general and administrative costs on the consolidated statements of operations.
In March 2014, the Company appointed Mr. Yevgeny Fundler as its senior vice president, general counsel, and secretary. In March 2014, Mr. Fundler also assumed the role of general counsel with ARL. In addition, since March 2010, he has consulted for Insight Portfolio Group as its general counsel. The independent directors of the Company's audit committee considered Mr. Fundler's provision of services to ARL and Insight Portfolio Group in connection with their review and approval of Mr. Fundler's employment by the Company. On February 19, 2016, ARI, ARL and Mr. Fundler agreed that, effective March 1, 2016, Mr. Fundler will cease to be an employee of ARL. In connection with this change, the Company entered into a consulting services agreement with ARL (the Consulting Services Agreement), pursuant to which ARI agreed to designate and cause one or more of its employees to be available to provide legal services to ARL. This agreement is expected to terminate in accordance with the RMTA upon consummation of the ARL Sale, as discussed further above.
Financial information for transactions with joint ventures
For the years ended December 31, 2016, 2015 and 2014, ARI purchased $33.9 million, $65.3 million, and $80.4 million, respectively, of railcar components from joint ventures.
Note 19 – Operating Segments and Sales, Geographic and Credit Concentrations
ARI operates in three reportable segments: manufacturing, railcar leasing and railcar services. These reportable segments are organized based upon a combination of the products and services offered and performance is evaluated based on revenues and segment earnings (loss) from operations. Intersegment revenues are accounted for as if sales were to third parties.

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
Railcar services
Railcar services consists of railcar repair services provided through the Company's various repair facilities, including mini repair shops and mobile repair units, offering a range of services from full to light repair. Earnings from operations for railcar services include an allocation of selling, general and administrative costs as well as certain operating costs related to this segment's use of a portion of the Company's tank railcar manufacturing facility to perform railcar repair work.
Segment financial results
The information in the following table is derived from the segments' internal financial reports used by the Company's management for purposes of assessing segment performance and for making decisions about allocation of resources.

	Revenues				Capital Expenditures	Depreciation & Amortization
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
For the Year Ended December 31, 2016
Manufacturing	$429,774	$95,159	$524,933	$56,736	$14,808	$15,911
Railcar leasing	132,245	—	132,245	79,084	90,332	30,395
Railcar services	77,114	1,807	78,921	11,421	6,646	3,262
Corporate	—	—	—	(18,249)	1,539	2,648
Eliminations	—	(96,966)	(96,966)	1,117	—	—
Total Consolidated	$639,133	$—	$639,133	$130,109	$113,325	$52,216

For the Year Ended December 31, 2015
Manufacturing	$700,061	$319,399	$1,019,460	$240,891	$21,589	$15,024
Railcar leasing	116,714	—	116,714	70,344	211,646	26,163
Railcar services	72,561	1,936	74,497	13,898	8,865	2,818
Corporate	—	—	—	(18,779)	6,160	1,724
Eliminations	—	(321,335)	(321,335)	(79,648)	—	—
Total Consolidated	$889,336	$—	$889,336	$226,706	$248,260	$45,729

For the Year Ended December 31, 2014
Manufacturing	$600,326	$419,295	$1,019,621	$262,937	$13,298	$14,472
Railcar leasing	65,108	—	65,108	36,090	307,820	16,454
Railcar services	67,572	270	67,842	10,366	4,672	2,609
Corporate	—	—	—	(18,339)	1,960	677
Eliminations	—	(419,565)	(419,565)	(120,996)	—	—
Total Consolidated	$733,006	$—	$733,006	$170,058	$327,750	$34,212

Total Assets

	December 31,
	2016	2015	2014
	(in thousands)
Manufacturing	$256,622	$272,721	$318,157
Railcar leasing	1,254,824	1,190,180	905,862
Railcar services	57,061	56,880	52,639
Corporate/Eliminations	(112,257)	5,293	(86,397)
Total Consolidated	$1,456,250	$1,525,074	$1,190,261
Geographic Concentrations
The Company's operations are primarily located in the United States. The Company's foreign sales revenues were, in the aggregate, 4.4%, 4.9% and 4.2% of total consolidated revenues for 2016, 2015 and 2014, respectively. Total foreign assets were, in the aggregate, 1.2% and 0.8% of total consolidated assets as of December 31, 2016 and 2015, respectively.
Sales to Related Parties
As discussed in Note 18, ARI has numerous arrangements with related parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenues.

	December 31,
	2016	2015	2014
Manufacturing	0.1%	30.3%	33.5%
Railcar Leasing	—%	—%	—%
Railcar Services	4.2%	2.8%	2.6%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the years ended December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
Chevron Phillips Chemical	17.9%	*	*
Equistar Chemicals, LP	12.1%	*	*
IELP Entities	*	29.2%	31.0%
* - Manufacturing revenues from these customers were less than 10% of total consolidated revenues during the respective periods presented above.
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of December 31, 2016 and 2015.

	December 31,
	2016	2015
Manufacturing receivables from significant customers	53.4%	20.9%

Note 20 – Supplemental Cash Flow Information
ARI received interest income of $1.8 million, $2.2 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
ARI paid interest expense, net of capitalized interest, of $22.4 million, $20.7 million and $6.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
ARI paid $2.8 million of taxes, net of refunds for the year ended December 31, 2016, received net tax refunds of $15.9 million for the year ended December 31, 2015, and paid $24.2 million of taxes, net of refunds, for the year ended December 31, 2014.
ARI paid $0.1 million, $1.0 million and $5.3 million to employees related to SARs exercises during the years ended December 31, 2016, 2015 and 2014, respectively.
ARI had $1.0 million, $2.4 million and $3.3 million of capital expenditures in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2016, 2015 and 2014, respectively.
Note 21 – Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2016
Revenues	$176,180	$150,484	$144,962	$167,507
Gross profit	48,487	43,271	22,610	47,812
Net earnings	22,792	19,896	7,689	22,286
Net earnings per common share-basic and diluted	$1.16	$1.02	$0.40	$1.16

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2015
Revenues	$263,776	$191,998	$172,667	$260,895
Gross profit	67,696	60,554	57,552	71,745
Net earnings	34,976	32,969	29,357	36,151
Net earnings per common share-basic and diluted	$1.64	$1.54	$1.39	$1.82
Note 22 – Subsequent Events
On February 15, 2017, ARI entered into a Consulting Services Agreement (the Agreement) with ARL, a company controlled by Mr. Carl Icahn, ARI’s principal beneficial stockholder through IELP. The Agreement was unanimously approved by the independent directors of ARI’s audit committee.
Pursuant to the terms and conditions of the Agreement, ARI will provide customer service and engineering services (collectively referred to as "Services") to ARL upon ARL’s request. In order to provide the Services, ARI may designate and cause one or more of its employees to provide the Services to ARL as provided in the Agreement. In exchange for the Services to be performed under the Agreement, ARL will pay to ARI a total weekly fee calculated based on the hours worked multiplied by an agreed rate for each of the Services performed. In addition, ARL will reimburse ARI for all reasonable and documented costs and expenses incurred in accordance with the Agreement.
This Agreement is terminable by ARI or ARL upon five business days’ prior written notice with respect to any or all of the Services. Unless previously terminated prior thereto, this Agreement will automatically terminate on the date that the sale of ARL’s equity interests to SMBC occurs.
On February 22, 2017, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to stockholders of record as of March 17, 2017 that will be paid on March 24, 2017.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by Grant Thornton, LLP, the independent registered public accounting firm, who also audited our consolidated financial statements. Grant Thornton's attestation report on our internal control over financial reporting is included herein.
Item 9B: Other Information
Not applicable.
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
The additional information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (2017 Proxy Statement) to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11: Executive Compensation
Information required by this item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 14: Principal Accounting Fees and Services
Information required by this item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
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
Item 16: Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Railcar Industries, Inc.
Date: February 24, 2017	By:	/s/ Jeffrey S. Hollister
	Name:	Jeffrey S. Hollister
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey S. Hollister	President and Chief Executive Officer (principal executive officer)	February 24, 2017
Jeffrey S. Hollister

/s/ Luke M. Williams	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 24, 2017
Luke M. Williams

/s/ SungHwan Cho	Director	February 24, 2017
SungHwan Cho

/s/ Harold First	Director	February 24, 2017
Harold First

/s/ James C. Pontious	Director	February 24, 2017
James C. Pontious

/s/ J. Mike Laisure	Director	February 24, 2017
J. Mike Laisure

/s/ Michael Nevin	Director	February 24, 2017
Michael Nevin

/s/ Jonathan Frates	Director	February 24, 2017
Jonathan Frates

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.12
Form of 2009 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.58 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009). #

10.13
Axis Credit Agreement dated as of December 28, 2007, as amended January 28, 2008, February 29, 2008, March 31, 2008 and August 5, 2009 (incorporated by reference to Exhibit 10.60 to ARI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009). †

10.14
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

10.16
Lease Agreement, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.63 to ARI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 2, 2010). †

10.17
Fifth Amendment to the Axis Credit Agreement dated as of March 31, 2011. (incorporated by reference to Exhibit 10.64 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011).

10.18
Railcar Services Agreement dated as of April 15, 2011 between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.65 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011). †

10.19	Form of 2011 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.66 to ARI's Current Report on Form 8-K, filed with the SEC on May 13, 2011). #

10.20
Railcar Management Agreement dated as of February 29, 2012 between American Railcar Industries, Inc. and American Railcar Leasing LLC, together with the related Letter Agreement (incorporated by reference to Exhibit 10.39 to ARI's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 2, 2012). †

10.21
Sixth Amendment to the Axis Credit Agreement dated as of March 30, 2012 (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012). #

10.22
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

10.24
Purchasing and Engineering Services Agreement and License dated as of January 7, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC (incorporated by reference to Exhibit 10.48 to ARI's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013). †

10.25
Amendment No. 1 to the Longtrain Credit Agreement dated as of February 15, 2013 by and among Longtrain Leasing I, LLC and Fifth Third Bank, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.49 to ARI's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013).

10.26
Purchase Agreement dated as of December 27, 2013 by and between American Railcar Industries, Inc. and Cresta Fund Ltd (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on January 6, 2014).

10.27
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

10.28
Amendment No. 1 to the Longtrain Railcar Management Agreement dated as of January 15, 2014 by and between Longtrain Leasing I, LLC and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.2 to ARI's Current Report on Form 8-K, filed with the SEC on January 15, 2014).

10.29	American Railcar Industries, Inc. 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on July 14, 2014). #

10.30
Credit Agreement dated as of October 16, 2014 by and among Longtrain Leasing II, LLC, American Railcar Industries, Inc., Credit Suisse AG, New York Branch, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on October 22, 2014).

10.31
Railcar Management Agreement dated as of October 16, 2014 by and between Longtrain Leasing II, LLC and American Railcar Leasing LLC. (incorporated by reference to Exhibit 10.39 to ARI's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015). †

10.32
First Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 7, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of August 22, 2014 (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 30, 2014). †

10.33
Eighth Amendment to the Axis Credit Agreement dated as of December 31, 2013 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC (incorporated by reference to Exhibit 10.40 to ARI's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015).

10.34
Ninth Amendment to the Axis Credit Agreement dated as of December 22, 2014 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC (incorporated by reference to Exhibit 10.41 to ARI's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015).

10.35
Railcar Management Agreement dated as of January 29, 2015 by and between Longtrain Leasing III, LLC and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).†

10.36
Form of 2014 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 5, 2014). #

10.37
Offer Letter between American Railcar Industries, Inc. and Yevgeny Fundler, dated as of February 26, 2014 (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 5, 2014). #

10.38
Employment Agreement between American Railcar Industries, Inc. and Jeffrey S. Hollister, dated as of September 24, 2014 (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on September 24, 2014). #

10.39
Offer Letter between American Railcar Industries, Inc. and Umesh Choksi, dated as of September 24, 2014 (incorporated by reference to Exhibit 10.2 to ARI's Current Report on Form 8-K, filed with the SEC on September 24, 2014). #

10.40
First Amendment to the Railcar Management Agreement, dated as of December 31, 2015, between American Railcar Leasing LLC and American Railcar Industries, Inc. together with the related First Amendment to Letter Agreement(incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on December 15, 2015).†

10.41
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

10.42
Second Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of November 5, 2015 (incorporated by reference to Exhibit 10.44 to ARI's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2016).

10.43	Amended and Restated American Railcar, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on June 11, 2015). #

10.44	American Railcar Industries, Inc. 2015 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on June 5, 2015). #

10.45
Repair Services and Support Agreement dated as of April 24, 2015 by and between American Railcar Industries, Inc. and ACF Industries, LLC (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).†

10.46
Parts Purchasing and Sale Agreement dated as of April 24, 2015 by and between American Railcar Industries, Inc. and ACF Industries, LLC (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).†

10.47
Consulting Services Agreement dated as of March 1, 2016 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.49 to ARI's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 23, 2016). #

10.48	American Railcar Industries, Inc. 2016 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2016). #

10.49
Railcar Management Transition Agreement dated as of December 16, 2016 by and among American Railcar Industries, Inc., American Railcar Leasing LLC, American Entertainment Properties Corp., SMRSH LLC and SMBC Rail Services LLC (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on December 19, 2016).

10.50
Third Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of December 20, 2016.*

10.51
Consulting Services Agreement dated as of February 15, 2017 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on February 21, 2017).

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