Form 10-Q
period 2017-03-31
American Railcar Industries, Inc.
filed 2017-05-02
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on April 28, 2017 was 19,083,878 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,246	$178,571
Restricted cash	16,710	16,714
Short-term investments—available for sale securities	7,518	8,958
Accounts receivable, net	25,320	39,727
Accounts receivable, due from related parties	6,483	4,790
Inventories, net	78,811	75,028
Prepaid expenses and other current assets	8,624	8,623
Total current assets	294,712	332,411
Property, plant and equipment, net	173,069	177,051
Railcars on lease, net	955,622	908,010
Goodwill	7,169	7,169
Investments in and loans to joint ventures	25,385	26,332
Other assets	3,680	5,277
Total assets	$1,459,637	$1,456,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,217	$29,314
Accounts payable, due to related parties	3,562	3,252
Accrued expenses, including loss contingency of $10,045 and $10,127 at March 31, 2017 and December 31, 2016, respectively	17,079	15,411
Accrued income taxes payable	1,607	7,660
Accrued compensation	10,533	11,628
Short-term debt, including current portion of long-term debt	25,649	25,588
Total current liabilities	88,647	92,853
Long-term debt, net of unamortized debt issuance costs of $4,809 and $4,863 at March 31, 2017 and December 31, 2016, respectively	539,076	545,392
Deferred tax liability	265,285	252,943
Pension and post-retirement liabilities	8,658	8,648
Other liabilities, including loss contingency of $2,161 at both March 31, 2017 and December 31, 2016	5,466	6,144
Total liabilities	907,132	905,980
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,083,878 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	213	213
Additional paid-in capital	239,609	239,609
Retained Earnings	405,744	402,810
Accumulated other comprehensive loss	(7,030)	(6,331)
Treasury Stock	(86,031)	(86,031)
Total stockholders’ equity	552,505	550,270
Total liabilities and stockholders’ equity	$1,459,637	$1,456,250
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Manufacturing (including revenues from affiliates of zero and $553 for the three months ended March 31, 2017 and 2016, respectively)	$60,726	$123,792
Railcar leasing (including revenues from affiliates of $224 and zero for the three months ended March 31, 2017 and 2016, respectively)	33,835	32,768
Railcar services (including revenues from affiliates of $6,147 and $7,994 for the three months ended March 31, 2017 and 2016, respectively)	20,120	19,620
Total revenues	114,681	176,180
Cost of revenues:
Manufacturing	(54,559)	(102,281)
Other operating income	31	—
Railcar leasing	(12,059)	(10,175)
Railcar services	(17,390)	(15,237)
Total cost of revenues	(83,977)	(127,693)
Gross profit	30,704	48,487
Selling, general and administrative	(8,802)	(7,957)
Net gains on disposition of leased railcars	13	167
Earnings from operations	21,915	40,697
Interest income (including income from related parties of $336 and $457 for the three months ended March 31, 2017 and 2016, respectively)	373	478
Interest expense	(5,531)	(5,906)
Other income	54	—
Earnings from joint ventures	550	1,486
Earnings before income taxes	17,361	36,755
Income tax expense	(6,793)	(13,963)
Net earnings	$10,568	$22,792
Net earnings per common share—basic and diluted	$0.55	$1.16
Weighted average common shares outstanding—basic and diluted	19,084	19,665
Cash dividends declared per common share	$0.40	$0.40
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net earnings	$10,568	$22,792
Currency translation	129	721
Postretirement plans (1)	108	120
Short-term investments (2)	(936)	—
Comprehensive income	$9,869	$23,633

(1)	Net of tax effect of $0.1 million for each of the three month periods ended March 31, 2017 and 2016.

(2)	Net of tax effect of $0.5 million for the three months ended March 31, 2017.
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net earnings	$10,568	$22,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,873	12,655
Amortization of deferred costs	125	126
(Gain) loss on disposal of property, plant, equipment and leased railcars	(13)	25
Earnings from joint ventures	(550)	(1,486)
Provision for deferred income taxes	12,780	8,640
Changes in operating assets and liabilities:
Accounts receivable, net	14,310	694
Accounts receivable, due from related parties	(1,680)	2,071
Income taxes receivable	(52)	1,246
Inventories, net	(3,770)	21,429
Prepaid expenses and other current assets	52	(1,796)
Accounts payable	897	(9,786)
Accounts payable, due to related parties	311	(1,999)
Accrued expenses and taxes	(5,482)	3,674
Other	1,050	(417)
Net cash provided by operating activities	42,419	57,868
Investing activities:
Purchases of property, plant and equipment	(1,550)	(4,367)
Grant Proceeds	100	—
Capital expenditures - leased railcars	(55,909)	(20,620)
Proceeds from the sale of property, plant, equipment and leased railcars	73	640
Proceeds from repayments of loans and distributions from joint ventures	1,477	1,477
Net cash used in investing activities	(55,809)	(22,870)
Financing activities:
Repayments of debt	(6,310)	(106,402)
Change in restricted cash related to long-term debt	3	142
Stock repurchases	—	(10,872)
Payment of common stock dividends	(7,633)	(7,825)
Debt issuance costs	—	(10)
Net cash used in financing activities	(13,940)	(124,967)
Effect of exchange rate changes on cash and cash equivalents	5	(14)
Decrease in cash and cash equivalents	(27,325)	(89,983)
Cash and cash equivalents at beginning of period	178,571	298,064
Cash and cash equivalents at end of period	$151,246	$208,081

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Description of the Business
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year. Certain prior-period amounts in the notes to the consolidated financial statements have been reclassified to conform to current-period presentation. These reclassifications had no effect on the reported results of operations.
The condensed consolidated financial statements of the Company include the accounts of ARI and its direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), Longtrain Leasing I, LLC (LLI), Longtrain Leasing II, LLC (LLII), Longtrain Leasing III, LLC (LLIII), ARI Leasing, LLC, ARI Railcar Services LLC and Southwest Steel Casting Company, LLC. All intercompany transactions and balances have been eliminated.
Note 2 — Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, (iii) whether or not to estimate forfeitures or account for them when they occur and (iv) classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 31, 2016. The adoption of this guidance during the first quarter of 2017 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to FASB ASC Topic 606, Revenue from Contracts with Customers, that include implementation guidance to principal versus agent considerations, guidance to identifying performace obligations and licensing guidance and other narrow scope improvements. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is currently assessing the impact of these new standards on its business processes, business and accounting systems, and consolidated financial statements and related disclosures.  The Company currently expects to complete its analysis, including implementing any necessary changes to existing business processes and systems to accommodate these new standards, by the third quarter of 2017.  The Company will adopt this new guidance on January 1, 2018 using the modified retrospective application method. To date, the Company has not identified any material differences in its existing revenue recognition methods that would require modification under the new standards.
Note 3 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Accounts receivable, gross	$26,432	$39,869
Less allowance for doubtful accounts	(1,112)	(142)
Total accounts receivable, net	$25,320	$39,727

Note 4 — Inventories, net
Inventories consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$44,583	$46,789
Work-in-process	32,629	28,386
Finished products	4,778	3,332
Total inventories	81,990	78,507
Less reserves	(3,179)	(3,479)
Total inventories, net	$78,811	$75,028
Note 5 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	March 31, 2017	December 31, 2016
	(in thousands)
Operations / Corporate:
Buildings	$183,086	$182,970
Machinery and equipment	232,035	232,171
Land	4,329	4,328
Construction in process	3,463	1,966
	422,913	421,435
Less accumulated depreciation	(249,844)	(244,384)
Property, plant and equipment, net	$173,069	$177,051
Railcar Leasing:
Railcars on lease	$1,052,266	$996,422
Less accumulated depreciation	(96,644)	(88,412)
Railcars on lease, net	$955,622	$908,010

Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.
As of March 31, 2017, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 9 months of 2017	$94,790
2018	116,668
2019	97,354
2020	61,192
2021	44,793
2022 and thereafter	69,598
Total	$484,395
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Total depreciation expense	$13,873	$12,655
Depreciation expense on leased railcars	$8,237	$7,375
Note 6 — Investments in and Loans to Joint Ventures
As of March 31, 2017, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
The Company accounts for these joint ventures using the equity method. Under this method, the Company recognizes its share of the earnings and losses of the joint ventures as they accrue. Advances and distributions are charged and credited directly to the investment accounts. From time to time, the Company also makes loans to its joint ventures that are included in the investment account. The investment balance for these joint ventures is recorded within the Company’s manufacturing segment. The carrying amount of investments in and loans to joint ventures, which also represents ARI’s maximum exposure to loss with respect to the joint ventures, is as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$6,665	$7,477
Axis	18,720	18,855
Total investments in and loans to joint ventures	$25,385	$26,332
See Note 14, Related Party Transactions, for information regarding financial transactions with ARI's joint ventures.
Ohio Castings
When active, Ohio Castings produces railcar parts that are sold to one of the joint venture partners. This joint venture partner then sells these railcar parts to outside third parties at current market prices and sells them to the Company and the other joint venture partner at Ohio Castings' cost plus a licensing fee.

In January 2017, Ohio Castings' manufacturing facility was idled in response to an expected decline in industry demand. The Company expects that Ohio Castings will remain idle through at least the end of 2017, subject to re-evaluation based on changes in future demand expectations. Ohio Castings performed an analysis of long-lived assets in accordance with ASC 360, Property, Plant and Equipment as of December 31, 2016. Based on this analysis, Ohio Castings concluded that there was no impairment of its long-lived assets. In turn ARI evaluated its investment in Ohio Castings and determined there was no impairment. The Company and Ohio Castings will continue to monitor for impairment as necessary.
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Results of operations
Revenues	$4,449	$13,654
Gross profit (loss)	$(1,980)	$210
Net loss	$(2,434)	$(598)

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
Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During the first three months of 2017 and the full year of 2016, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, including interest, due to ARI Component, was $16.2 million and $17.7 million as of March 31, 2017 and December 31, 2016, respectively. The Company has evaluated this loan to be fully recoverable.
The Company has determined that, although the joint venture is a VIE, accounting for its activity under the equity method is appropriate given that the Company is not the primary beneficiary, does not have a controlling financial interest and does not have the ability to individually direct the activities of Axis that most significantly impact its economic performance. The significant factors in this determination were that neither ARI Component nor the Company has rights to the majority of returns, losses or votes, the executive committee and board of directors of the joint venture are comprised of one representative from each significant partner with equal voting rights and the risk of loss to the Company and ARI Component is limited to its investment in Axis and the loans due to the Company under the Axis Credit Agreement. The Company will continue to monitor its investment in Axis for impairment as necessary.
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Results of operations
Revenues	$14,366	$16,411
Gross profit	$4,206	$5,042
Earnings before interest	$4,003	$4,768
Net earnings	$3,331	$3,854
Note 7 — Warranties
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and taxes and is detailed as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Liability, beginning of period	$2,439	$1,415
Provision for warranties issued during the period, net of adjustments	29	415
Adjustments to warranties issued during previous periods	532	5
Warranty claims	(170)	(122)
Liability, end of period	$2,830	$1,713
Note 8 — Debt
Subsidiary Lease Fleet Financings
From time to time, the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings in order to, among other things, support and grow its railcar leasing business. Currently, only the LLIII lease fleet financing remains outstanding. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLI, LLII and LLIII without any adverse selection, to cause American Railcar Leasing LLC (ARL), as the manager, to maintain, lease, and re-lease LLI's, LLII's and LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. See below and Note 14, Related Party Transactions, for further discussion regarding these agreements with ARL.
January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an indenture (the Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. As of March 31, 2017, there were $194.2 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, compared to $200.5 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, as of December 31, 2016. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Indenture, the Company is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of March 31, 2017 and December 31, 2016, the liquidity reserve amount was $16.7 million during both periods and is included within 'Restricted cash' on the condensed consolidated balance sheets.

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
The Indenture contains covenants which limit, among other things, LLIII’s ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with these covenants as of March 31, 2017.
The fair value of the Notes was $576.0 million and $582.4 million as of March 31, 2017 and December 31, 2016, respectively, and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.
ARI Lease fleet financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million (the amounts extended under this facility, the Revolving Loan) under a credit agreement (2015 Credit Agreement). See 'Liquidity and Capital Resources' section for further discussion regarding the incremental borrowing provision under the 2015 Credit Agreement. The initial Revolving Loan obtained at closing amounted to approximately $99.5 million, net of fees and expenses. In February 2016, the Company repaid amounts outstanding under the Revolving Loan in full and as of March 31, 2017, the Company had borrowing availability of $200.0 million under this facility.
The Revolving Loan accrues interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%. Interest is payable on the last day of each 1, 2, or 3-month interest period, the day of any mandatory prepayment, and the maturity date.
The Revolving Loan and the other obligations under the 2015 Credit Agreement are fully recourse to the Company and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by the Company (the Election), the applicable railcar management agreement with ARL. See Note 14, Related Party Transactions, for further discussion regarding this agreement with ARL.
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of March 31, 2017.
As of March 31, 2017 and December 31, 2016, the net book value of the railcars that were pledged as part of the Company's and its subsidiaries' Lease Fleet Financings was $539.1 million and $544.1 million, respectively.
The future contractual minimum rental revenues related to the railcars pledged as of March 31, 2017 are as follows (in thousands):

Remaining 9 months of 2017	$51,863
2018	59,560
2019	44,473
2020	25,008
2021	15,799
2022 and thereafter	14,758
Total	$211,461

The remaining principal payments under the Notes as of March 31, 2017 are as follows (in thousands):

Remaining 9 months of 2017	$19,278
2018	25,590
2019	25,507
2020	26,354
2021	26,358
2022 and thereafter	446,616
Total	$569,703

Potential ARL Sale and Railcar Management Transition Agreement
On December 16, 2016, ARI entered into a railcar management transition agreement (the RMTA) with ARL to manage the transition, from ARL to ARI, of the management of the Company's railcar leasing business in anticipation of the expected sale of ARL to SMBC Rail Services, LLC (the Buyer) pursuant to a purchase agreement by which equity holders of ARL agreed to sell their interests in ARL to the Buyer (ARL Sale). The RMTA, among other things, (i) permits ARI to assume the management of its leased railcars following the consummation of the ARL Sale; (ii) requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the “Noteholder Consent”) for ARI to replace ARL as manager of the LLIII railcars under the Indenture and certain related documents; and (iii) requires ARL to transfer to ARI certain books and records and electronic data with respect to ARI and LLIII's leased railcars and the Company’s and LLIII's leasing businesses and otherwise assist in the transfer of the management of the leasing businesses to ARI. ARI may be unable to obtain the Noteholder Consent for a variety of reasons. If ARI does not obtain the Noteholder Consent, ARL, under the Buyer's management, will remain the manager of the railcars owned by LLIII under the Indenture. The Company has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. In addition, pursuant to the terms and conditions of the RMTA, ARL provides ARI an irrevocable, fully paid, non-transferrable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage its railcars and the railcars owned by ARI and LLIII. ARI also anticipates amending the 2015 Credit Agreement to permit ARI to separate the management of its railcars from ARL’s management.
Note 9 — Income Taxes
The Company’s federal income tax returns for tax years 2013 and beyond remain subject to examination, with the latest statute of limitations expiring in October 2020. Certain of the Company's 2008 through 2012 state income tax returns and all of the Company's state income tax returns for 2013 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2021, upon filing of the Company's 2016 state tax returns. The Company’s foreign subsidiary's income tax returns for 2012 and beyond remain open to examination by foreign tax authorities.
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

The components of net periodic benefit cost for the pension plans are as follows:

	Pension Benefits
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Service cost	$88	$52
Interest cost	235	246
Expected return on plan assets	(282)	(284)
Amortization of net actuarial loss/prior service cost	184	206
Net periodic cost recognized	$225	$220
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
ARI is party to a collective bargaining agreement with a labor union at a parts manufacturing facility that will expire in April 2017, unless extended or modified. The Company is currently negotiating with this labor union regarding a new collective bargaining agreement, although no assurances can be made that an agreement will be finalized in a timely manner or at all. ARI is also party to collective bargaining agreements with labor unions at two repair facilities that will expire in January and September 2021, respectively, unless extended or modified.
The Company has various agreements with and commitments to related parties. See Note 14, Related Party Transactions, for further detail.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ARI. In the opinion of management, all such claims, suits, and complaints arising in the ordinary course of business are without merit or would not have a significant effect on the future liquidity, results of operations or financial position of ARI if disposed of unfavorably.
Gyansys
On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against GyanSys Inc. (GyanSys). The complaint asserts a claim against GyanSys for breaching its contract with ARI to implement an enterprise resource planning system. The Company's complaint alleges that it has suffered damages in excess of $25 million as a result of GyanSys' breach. GyanSys filed a response to the suit denying its responsibility. It also alleged a counterclaim against ARI for breach of contract and wrongful termination, seeking equitable relief and damages, which

GyanSys alleges to be more than $10 million. At this time, the Company does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. As a result, no such accrual has been recorded. On September 9, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim.  A trial date has been tentatively scheduled for June 12, 2017. However, ARI continues to believe that GyanSys' counterclaims lack merit and will continue to vigorously defend against these counterclaims.
FRA Directive
On September 30, 2016, the Federal Railroad Administration (FRA) issued Railworthiness Directive (RWD) No. 2016-01 (the Original Directive). The Original Directive addressed, among other things, certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF. ACF is an affiliate of Mr. Carl Icahn, the Company's principal and beneficial stockholder through IELP. The Company met and corresponded with the FRA following the issuance of the Original Directive to express the Company's concerns with the Original Directive and its impact on ARI, as well as the industry as a whole.
On November 18, 2016 (the Issuance Date), the FRA issued RWD No. 2016-01 [Revised] (the Revised Directive). The Revised Directive changes and supersedes the Original Directive.
The Original Directive indicated that approximately 14,800 general purpose tank railcars could be affected. The Revised Directive requires owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within 12 months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA will monitor and analyze the results of the 15% sample and has reserved the right to impose additional test and inspection requirements for the remaining fleet of tank railcars subject to the Revised Directive.
During 2016, the Company recorded a loss contingency of $12.3 million related to the Revised Directive to cover its probable and estimable liabilities taking into account available information and the Company's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. During the three months ended March 31, 2017, there were no material developments related to the Revised Directive and thus the loss contingency remained largely unchanged at $12.2 million as of March 31, 2017. This contingency amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets and will continue to be evaluated as ARI's and its customers' compliance with the Revised Directive progresses and the Company evolves its understanding of the impact that the Revised Directive may have on its business, including results of operations and cash flows. Actual results could differ from this estimate.
It is reasonably possible that a loss exists in excess of the amount accrued by the Company. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency of $12.2 million cannot be reasonably estimated at this time.
Although the Revised Directive addresses some of the Company’s concerns and clarifies certain requirements of the Original Directive, ARI has identified significant issues with the Revised Directive. As a result, in a letter to the FRA dated November 28, 2016, ARI has requested that the FRA immediately rescind or stay the Revised Directive without reinstating the Original Directive. In addition, ARI has sought judicial review of and relief from the Revised Directive. On December 13, 2016, ARI filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. In the petition, the Company asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. Briefs have been filed relating to this ongoing matter and we are awaiting a hearing date to be set by the court. The Company cannot assure you that this petition will be successful in reversing or modifying the Revised Directive or, if it is successful, whether it will be successful in a reasonable amount of time to benefit railcar owners with cars subject to the Revised Directive. Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. The Company's attempts to comply with the Revised Directive may fail if it is unable to get clarification from the FRA on a variety of questions and the Company or other railcar owners cannot meet the expectations of the FRA in complying with the Revised Directive.
Legal fees incurred with respect to this matter will be expensed in the period in which they occur, in accordance with the Company's accounting policy.

Note 12 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, related to stock appreciation rights (SARs), and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Share-based compensation income
Cost of revenues: Manufacturing	$(18)	$(117)
Cost of revenues: Railcar services	(2)	(15)
Selling, general and administrative	(227)	(179)
Total share-based compensation income	$(247)	$(311)
As of March 31, 2017, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $2.2 million and were expected to be recognized over a weighted average period of 32 months.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2016	$415	$(2,015)	$(4,731)	$(6,331)
Currency translation	—	129	—	129
Reclassifications related to pension and postretirement plans, net of tax effect of $66 (1)	—	—	108	108
Unrealized loss on available for sale securities, net of tax effect of $504	(936)	—	—	(936)
Balance March 31, 2017	$(521)	$(1,886)	$(4,623)	$(7,030)

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
Note 14 — Related Party Transactions
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
ARI purchased $1.8 million of components from ACF during the three months ended March 31, 2017 and $1.6 million during the comparable period in 2016.
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
Revenues of zero for the three months ended March 31, 2017 compared to $0.6 million for the same period in 2016 were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
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
For the three months ended March 31, 2017 and 2016, revenues of less than $0.1 million were recorded under this agreement.
Agreements with ARL
The Company has the following agreements with ARL, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP.

Railcar services agreement
In April 2011, the Company entered into a railcar services agreement with ARL (the Railcar Services Agreement). Under the Railcar Services Agreement, ARI provides ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices. The Railcar Services Agreement had an initial term of three years and automatically renews for additional one year periods unless either party provides at least sixty days prior written notice of termination. As discussed below, this Railcar Services Agreement is expected to terminate upon the consummation of the ARL Sale in accordance with the Railcar Management Transition Agreement (RMTA).
Revenues of $5.9 million for the three months ended March 31, 2017 compared to $8.0 million for the same period in 2016 were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company's audit committee.
Railcar management agreements
From time to time, the Company and its wholly-owned subsidiaries have entered into railcar management agreements with ARL, pursuant to which the Company and its respective wholly-owned subsidiaries engaged ARL to manage, sell, operate, market, store, lease, re-lease, sublease and service ARI's railcars, subject to the terms and conditions of the agreement. These agreements provide that ARL will manage the leased railcars (as identified in the respective agreement) including arranging for services, such as repairs or maintenance, as deemed necessary. Each of these agreements was unanimously approved by the independent directors of the Company's audit committee.
On February 29, 2012, the Company entered into a railcar management agreement with ARL (the ARI railcar management agreement). The agreement, as amended, was effective January 1, 2011, will continue through December 31, 2018 and thereafter it automatically renews for additional one-year periods unless written notice is received from either party at least six months prior to the expected renewal. In December 2012, LLI entered into a similar agreement with ARL (the LLI railcar management agreement). In January 2014, LLI and ARL amended the LLI railcar management agreement to, among other provisions, extend the termination date to January 15, 2020. On October 16, 2014, LLII entered into a railcar management agreement with ARL (the LLII railcar management agreement).
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
Subject to the terms and conditions of each Railcar Management Agreement, ARL receives, in respect of leased railcars, a management fee based on the lease revenues. Under the ARI railcar management agreement, in addition to the management fee, ARL receives a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.
Total lease origination and management fees incurred under the Railcar Management Agreements were $1.8 million for the three months ended March 31, 2017 compared to $1.7 million for the same period in 2016. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.2 million were incurred for the three months ended March 31, 2017 compared to $0.3 million for the same period in 2016. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Railcar Management Transition Agreement
On December 16, 2016, ARI entered into a railcar management transition agreement (the RMTA) with ARL. In anticipation of the expected sale of ARL (the ARL Sale) to SMBC Rail Services LLC (the Buyer), ARI and ARL entered into the RMTA to manage the transition, from ARL to ARI, of the management of our railcar leasing business, including the railcars owned by the Company (the ARI Railcars) and its subsidiary, LLIII (the LLIII Railcars). Pursuant to railcar management agreements with each of ARI and LLIII, ARL, as manager, currently markets ARI Railcars for sale or lease and LLIII Railcars for lease, and arranges for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the ARI Railcars and the Longtrain Railcars (collectively, the Leased Railcars). As discussed below, certain affiliates of ARI and the Buyer are also parties to the RMTA for limited purposes.
The RMTA, among other things, (i) permits ARI to assume the management of the Leased Railcars following the consummation of the ARL Sale; (ii) requires ARI to use commercially reasonable efforts to obtain the Noteholder Consent for ARI to replace ARL as manager of the LLIII Railcars under the Indenture, and certain related documents; and (iii) requires

ARL to transfer to ARI certain books and records and electronic data with respect to the Leased Railcars and the Company’s and LLIII's leasing businesses and otherwise assist in the transfer of the management of the leasing businesses to ARI. ARI may be unable to obtain the Noteholder Consent for a variety of reasons. If ARI does not obtain the Noteholder Consent, ARL, under the Buyer's management, will remain the manager of the railcars owned by LLIII under the Indenture. The Company has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent.
Pursuant to the terms and conditions of the RMTA, ARL provides ARI an irrevocable, fully paid, non-transferable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage its railcars and the Leased Railcars. The RMTA also provides for the termination, as of the consummation of the ARL Sale, of the Trademark License Agreement, dated as of June 30, 2005, between ARI and ARL (the Trademark License), pursuant to which ARI granted to ARL a license to use ARI’s trademarks “American Railcar” and the “diamond shape” of its logo, and provides for the wind-down of ARL’s use of such trademarks.
Pursuant to the terms and conditions of the RMTA, ARI has agreed not to solicit or hire ARL employees until 24 months after the consummation of the ARL Sale, subject to certain exceptions.
The RMTA, subject to its terms, also provides for the termination of, and the discharge and release of obligations under, certain other agreements that ARI and its subsidiaries are party to on the one hand, and ARL is party to on the other hand, including (i) the Railcar Management Agreement, dated February 29, 2012 (as amended), between ARI and ARL, pursuant to which ARI engaged ARL to manage ARI’s railcars; (ii) subject to receiving Noteholder Consent (and the terms and conditions thereof), the Railcar Management Agreement, dated January 29, 2015, between LLIII and ARL, pursuant to which LLIII engaged ARL to manage LLIII's railcars; (iii) the Railcar Services Agreement, dated April 15, 2011 (as amended), between ARI and ARL, pursuant to which ARI provides ARL railcar repair, engineering, administrative and other services on an as needed basis; (iv) the Consulting Services Agreement, dated as of March 1, 2016, between ARI and ARL, pursuant to which ARI agreed to provide legal services to ARL; and (v) the Trademark License described above.
Pursuant to the terms and conditions of the RMTA, American Entertainment Properties Corporation (AEPC) has agreed to (i) undertake certain payment and performance obligations of ARL to ARI and (ii) pay or reimburse, as applicable, certain costs and expenses of ARI incurred in connection with the ARL Sale and the RMTA. In addition, pursuant to the terms and conditions of the RMTA, Buyer and an affiliate of Buyer have agreed to undertake certain payment and performance obligations of ARL to ARI following the closing of the ARL Sale. The amount receivable from AEPC pursuant to the RMTA, which was recorded within 'accounts receivable, due from related parties' on the consolidated balance sheets was $1.0 million as of March 31, 2017 and $0.6 million as of December 31, 2016.
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

Consulting Services Agreement

On February 15, 2017, ARI entered into a Consulting Services Agreement with ARL (Consulting Services Agreement). The Consulting Services Agreement was unanimously approved by the independent directors of ARI’s audit committee.

Pursuant to the terms and conditions of the Consulting Services Agreement, ARI will provide customer service and engineering services (collectively referred to as “Services”) to ARL upon ARL’s request. In order to provide the Services, ARI may designate and cause one or more of its employees to provide the Services to ARL as provided in the Consulting Services Agreement. In exchange for the Services to be performed under the Consulting Services Agreement, ARL will pay to ARI a total weekly fee calculated based on the hours worked multiplied by a mutually agreed upon price for each of the Services performed. In addition, ARL will reimburse ARI for all reasonable and documented costs and expenses incurred in accordance with the Consulting Services Agreement.

This agreement is terminable by ARI or ARL upon five business days’ prior written notice with respect to any or all of the Services. Unless previously terminated prior thereto, this agreement will automatically terminate on the date that the ARL Sale occurs. Total fees billed to ARL under the Consulting Services Agreement were less than $0.1 million for the three months ended March 31, 2017 and were included within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Agreements with other related parties
Railcar leases
Beginning in the third quarter of 2016, the Company leased railcars to a company controlled by Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP (the IELP Entity) under an operating lease arrangement. Revenues from railcars leased to the IELP Entity were $0.2 million and zero, respectively, for the three months ended March 31, 2017 and March 31, 2016, and are included in railcar leasing revenues from affiliates on the consolidated statements of operations. Any related party railcar lease agreements have been and will be subject to the approval or review by the independent directors of the Company's audit committee.
Other Agreements
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lending party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $16.2 million and $17.7 million as of March 31, 2017 and December 31, 2016, respectively. See Note 6, Investments in and Loans to Joint Ventures, to our condensed consolidated financial statements, for further information regarding this transaction and the terms of the underlying loans.
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 and was renewed in September 2016, with an effective date in December 2015, to among other things, extend the term through May 2019, after which the agreement continues until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $0.9 million for the three months ended March 31, 2017 compared to $0.4 million for the same period in 2016. This agreement was unanimously approved by the independent directors of the Company’s audit committee.
Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Fees incurred as a member of the Insight Portfolio Group were less than $0.1 million for the three months ended March 31, 2017 and 2016. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with joint ventures
ARI purchased railcar components from its joints ventures amounting to $6.2 million for the three months ended March 31, 2017 compared to $4.7 million for the same period in 2016.
Note 15 — Operating Segments and Sales and Credit Concentrations
ARI operates in three reportable segments: manufacturing, railcar leasing and railcar services. These reportable segments are organized based upon a combination of the products and services offered and performance is evaluated based on revenues and segment earnings (loss) from operations. Intersegment revenues are accounted for as if sales were to third parties.
Manufacturing
Manufacturing consists of railcar manufacturing, and railcar and industrial component manufacturing. Revenues for railcars manufactured for the Company’s railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease. Earnings from operations for manufacturing include an allocation of selling, general and administrative costs, as well as profit for railcars manufactured for the Company’s railcar leasing segment based on revenue determined as described above. Intersegment revenues and profits are determined based on an estimated fair market value of the railcars manufactured for the Company’s railcar leasing segment, as if such railcars had been sold to a third party.

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

	Three Months Ended March 31, 2017
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$60,726	$60,104	$120,830	$9,151
Railcar leasing	33,835	—	33,835	18,810
Railcar services	20,120	332	20,452	1,716
Corporate	—	—	—	(4,272)
Eliminations	—	(60,436)	(60,436)	(3,490)
Total Consolidated	$114,681	$—	$114,681	$21,915

	Three Months Ended March 31, 2016
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$123,792	$23,631	$147,423	$22,686
Railcar leasing	32,768	—	32,768	19,675
Railcar services	19,620	959	20,579	3,508
Corporate	—	—	—	(4,508)
Eliminations	—	(24,590)	(24,590)	(664)
Total Consolidated	$176,180	$—	$176,180	$40,697

Total Assets	March 31, 2017	December 31, 2016
	(in thousands)
Manufacturing	$237,705	$256,622
Railcar leasing	1,314,257	1,254,824
Railcar services	60,611	57,061
Corporate/Eliminations	(152,936)	(112,257)
Total Consolidated	$1,459,637	$1,456,250

Sales to Related Parties
As discussed in Note 14, Related Party Transactions, ARI has numerous arrangements with related parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenues.

	Three Months Ended March 31,
	2017	2016
Manufacturing	—%	0.3%
Railcar leasing	0.2%	—%
Railcar services	5.4%	4.5%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Manufacturing revenues from significant customers	42.7%	50.0%
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Manufacturing receivables from significant customers	23.0%	53.4%
Note 16 — Subsequent Events
On April 28, 2017, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of June 16, 2017 that will be paid on June 29, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, our plans, and the industry's ability, to address the Federal Railroad Administration (FRA) directive released September 30, 2016 and subsequently revised and superseded on November 18, 2016 (FRA Directive), our plans to transition the management of our lease fleet from ARL to in-house and terminate our contractual agreements with ARL, expected future trends relating to our industry, products and markets, the potential impact of regulatory developments, including developments related to the FRA Directive, anticipated customer demand for our products and services, trends relating to our shipments, leasing business, railcar services, revenues, profit margin, capacity, financial condition and results of operations; trends related to railcar shipments for direct sale versus lease, our backlog and any implication that our backlog may be indicative of our future revenues, our strategic objectives and long-term strategies, our results of operations, financial condition and the sufficiency of our capital resources, our projects to expand our manufacturing flexibility and repair capacity, our capital expenditure plans, short- and long-term liquidity needs, ability to service our current debt obligations and future financing plans, our Stock Repurchase Program, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and our lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Investors should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	our prospects in light of the cyclical nature of our business;

•	the health of and prospects for the overall railcar industry;

•	risks relating to our compliance with the FRA Directive, any developments related to the FRA Directive and any costs or loss of revenue related thereto;

•
risks relating to timely and successfully transitioning the management of our railcar leasing business from ARL to in-house management and managing our lease fleet leading up to and after the ARL Sale;

•	the risk of being unable to market or remarket railcars for sale or lease at favorable prices or on favorable terms or at all;

•	fluctuations in commodity prices, including oil and gas;

•	the impact, costs and expenses of any warranty claims we may be subject to now or in the future;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale;

•	risks relating to our compliance with, and the overall railcar industry's implementation of, United States and Canadian regulations related to the transportation of flammable liquids by rail;

•	our ability to manage overhead and variations in production rates;

•	our ability to recruit, retain and train qualified personnel;

•	the impact of any economic downturn, adverse market conditions or restricted credit markets;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the ongoing risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the risks associated with ongoing compliance with environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the impact, costs and expenses of any litigation we may be subject to now or in the future;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to support the growth of our lease fleet;

•	the impact of repurchases pursuant to our Stock Repurchase Program on our current liquidity and the ownership percentage of our principal beneficial stockholder through IELP, Mr. Carl Icahn;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production capabilities at our joint ventures;

•	the conversion of our railcar backlog into revenues equal to our reported estimated backlog value;

•	the risks and impact associated with any potential joint ventures, acquisitions, strategic opportunities, dispositions or new business endeavors;

•	the integration with other systems and ongoing management of our new enterprise resource planning system; and

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (Annual Report), as well as the risks and uncertainties discussed elsewhere in this report and the Annual Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.
EXECUTIVE SUMMARY
We are a prominent North American designer and manufacturer of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. We use certain of these components in our own railcar manufacturing and/or sell certain of these products to third parties. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services. Our business model combines manufacturing, railcar leasing and railcar services and is designed to support the industry with complete railcar solutions over the full life cycle.
Consistent with FTR Transportation Intelligence's forecasting for rail traffic to increase slightly in 2017, we have seen a modest increase in inquiry levels compared to what we saw during much of 2016. Despite some cautious optimism for the rail industry, industry backlog continues to decline as shipments exceed orders placed. Our inquiry activity remains predominately focused on specialty covered hopper railcars, and to a lesser extent, specialty tank railcars, as the market for energy-related tank railcars remains saturated.
Our earnings contributed to cash flow from operations in the first three months of 2017 of $42.4 million. Our current liquidity of $351.2 million, including $200.0 million available under our revolving credit facility, provides us with the ability to further grow our lease fleet as demand may dictate. Our consolidated operating margin was 19.1% for the three months ended March 31, 2017 and was supported by our continued commitment to the growth of our railcar leasing segment with a lease fleet of 11,869 railcars at March 31, 2017. Railcars built for our lease fleet represented 52.3% of our total railcar shipments during the first quarter of 2017 compared to 15.0% for the same period in 2016. Although this rate is relatively high for a given quarter compared to our historical average, these shipments and orders for railcars on long-term leases not only help us to maintain a steady level of production during the manufacturing period, but also provide a steady stream of future cash flows. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
Since 2011, we have strategically grown our lease fleet to include a mix of tank and hopper railcars for varying types of service. Although the industry has seen a recent decline in lease rates as a result of softness in the overall market, the expiration dates of our operating leases for railcars in our lease fleet are spread over the next several years, which helps mitigate the risks of renewing leases at lower rates or any inability we may experience in renewing or re-leasing these railcars.

As we review orders for our lease fleet, we strategically target key customers and key railcar types to meet the needs of our customers. As of March 31, 2017, our backlog was 3,286 railcars, of which 1,199 we currently expect to be built for our lease fleet.
Our railcar services business continues to support the industry, offering repair services over the railcar life cycle. Our existing repair network stands ready to respond to additional demand opportunities that may arise, including inspecting railcars that we and our customers own that are subject to inspection as part of the FRA Directive. Our tank railcar manufacturing facility provides us additional flexibility not only to produce railcars, but also to perform traditional repair and retrofit services in a production line set-up.
The direction of our knowledgeable management team and the flexibility of our workforce provide us with the ability to effectively adjust our production rates in an effort to align them with industry trends. Even at lower production levels, we continue to efficiently produce high quality hopper and tank railcars. During the first quarter of 2017, we shipped 1,151 railcars, which is 13.5% lower than that of the same period in 2016. We cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders, shipments, pricing, lease utilization and/or lease rates will track industry-wide trends.
Management Transition of our Railcar Leasing Business
On December 16, 2016, the equity holders of ARL entered into a purchase agreement to sell their interests in ARL to SMBC Rail Services, LLC (the Buyer), with closing anticipated to occur in the second quarter of 2017. In anticipation of the expected sale of ARL (the ARL Sale) to the Buyer, ARI and ARL entered into a railcar management transition agreement (the RMTA) to manage the transition, from ARL to ARI, of the management of our railcar leasing business. See Note 14, Related Party Transactions, to our condensed consolidated financial statements for further discussion of the RMTA.
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
FRA Directive
As previously disclosed, on September 30, 2016 the Federal Railroad Administration (FRA) issued Railworthiness Directive (RWD) No. 2016-01 (the Original Directive), as discussed in Note 11, Commitments and Contingencies, to the consolidated financial statements located in Part I of this report. The Original Directive addressed, among other things, certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF Industries, LLC (ACF). ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. The Company met and corresponded with the FRA following the issuance of the Original Directive to express the Company’s concerns with the Original Directive and its impact on ARI, as well as the industry as a whole.
On November 18, 2016 (the Issuance Date), the FRA issued RWD No. 2016-01 [Revised] (the Revised Directive). The Revised Directive changed and superseded the Original Directive in several ways.
The Original Directive indicated that approximately 14,800 general purpose tank railcars could be affected. The Revised Directive requires owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within 12 months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA will monitor and analyze the results of the 15% sample and has reserved the right to impose additional test and inspection requirements for the remaining fleet of tank railcars subject to the Revised Directive.
We evaluated our potential exposure related to the Revised Directive and established a loss contingency of $12.3 million to cover our probable and estimable liabilities, as of December 31, 2016, with respect to our response to the Revised Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and owner of railcars subject to the Revised Directive. During the three months ended March 31, 2017, there were no material developments related to the Revised Directive and the loss contingency remained largely unchanged at $12.2 million as of March 31, 2017. This contingency is included in accrued expenses and other liabilities on the condensed consolidated balance sheets and will continue to be evaluated as our and our customers' compliance with the Revised Directive progresses and we evolve our understanding of the impact that the Revised Directive may have on our business, including results of operations and cash flows. We cannot assure you that the amount we have established as a loss contingency is adequate to cover actual costs or losses we may experience. See Note 11, Commitments and Contingencies, to the condensed consolidated financial statements located in Part I of this report for more information on the loss contingency.
Although the Revised Directive addressed some of our concerns and clarified certain requirements of the Original Directive, we have identified significant issues with the Revised Directive. As a result, in a letter to the FRA dated November 28, 2016, we requested that the FRA immediately rescind or stay the Revised Directive without reinstating the Original Directive. In addition, ARI has sought judicial review of and relief from the Revised Directive. On December 13, 2016, we filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. We asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. Briefs have been filed related to this ongoing matter and we are awaiting a hearing date to be set by the court. We cannot assure you that this petition will be successful in reversing or modifying the Revised Directive to benefit owners with railcars subject to the Revised Directive or, if it is successful, whether it will be successful in a reasonable amount of time. Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. Our attempts to comply with the Revised Directive may fail if we are unable to get clarification from the FRA on a variety of questions and we do not meet the expectations of the FRA in complying with the Revised Directive.
RESULTS OF OPERATIONS
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Consolidated Results

	Three Months Ended
	March 31,		$	%
	2017	2016	Change	Change
	(in thousands)
Revenues:
Manufacturing	$60,726	$123,792	$(63,066)	(50.9)
Railcar leasing	33,835	32,768	1,067	3.3
Railcar services	20,120	19,620	500	2.5
Total revenues	$114,681	$176,180	$(61,499)	(34.9)
Cost of revenues:
Manufacturing	$(54,559)	$(102,281)	$47,722	46.7
Other operating income	31	—	31	*
Railcar leasing	(12,059)	(10,175)	(1,884)	(18.5)
Railcar services	(17,390)	(15,237)	(2,153)	(14.1)
Total cost of revenues	$(83,977)	$(127,693)	$43,716	34.2
Selling, general and administrative	(8,802)	(7,957)	(845)	(10.6)
Net gains on disposition of leased railcars	13	167	(154)	*
Earnings from operations	$21,915	$40,697	$(18,782)	(46.2)
* - Not Meaningful
Revenues
Our total consolidated revenues for the three months ended March 31, 2017 decreased by 34.9% compared to the same period in 2016. This decrease was primarily due to decreased revenues in our manufacturing segment, partially offset by slight increases in revenues in our railcar leasing and railcar services segments.

During the three months ended March 31, 2017, we shipped 549 direct sale railcars, which excludes 602 railcars (52.3% of total shipments) built for our lease fleet, compared to 1,130 direct sale railcars for the same period of 2016, which excludes 200 railcars (15.0% of total shipments) built for our lease fleet.
Manufacturing revenues decreased by 50.9% during the three month period ended March 31, 2017 compared to the same period of 2016. This change included a decrease of 53.3% driven by multiple factors consisting of fewer hopper and tank railcar shipments for direct sale, a more competitive market for both railcar types, and a higher mix of hopper railcars sold, which generally sell at lower prices than tank railcars due to less material and labor content. In total, we shipped 581 fewer direct sale railcars during the three month period ended March 31, 2017 compared to the same period in 2016. The decrease in manufacturing revenues due to lower volumes, competitive pricing and a change in mix, was partially offset by an increase of 2.4% on higher revenues from material cost changes that we generally pass through to customers, as discussed below.
Railcar leasing revenues increased by 3.3% during the three months ended March 31, 2017 compared to the same period in 2016 due primarily to an increase in the number of railcars in our lease fleet, partially offset by a slight decline in weighted average lease rates. The lease fleet grew to 11,869 railcars at March 31, 2017 from 10,556 railcars at March 31, 2016.

Railcar services revenues increased by 2.5% during the three months ended March 31, 2017 compared to the same period in 2016, primarily due to increased demand for our mobile repair services and repair projects performed at our tank railcar manufacturing facility, partially offset by an unfavorable mix of repair work at certain other repair facilities during 2017. Our tank railcar manufacturing facility provides us the flexibility not only to produce railcars, but also to perform repair and retrofit services in a production line set-up offering another option for us to meet our customers' repair needs. This additional flexibility allowed us to complete certain repair projects at our tank railcar manufacturing facility in the first quarter of 2017 that were not performed during the comparable period of 2016.
Cost of revenues
Our total consolidated cost of revenues decreased by 34.2% for the three months ended March 31, 2017 compared to the same period in 2016 due to decreased cost of revenues in our manufacturing segment, which was partially offset by an increase in our railcar leasing and railcar services segments.
Cost of revenues (excluding the other operating income attributable to the manufacturing segment) decreased for our manufacturing segment by 46.7% for the three months ended March 31, 2017 compared to the same period in 2016 including a decrease of 49.5% driven by multiple factors consisting of lower overall railcar shipments for direct sale and a shift to the production of more specialized railcars. This decrease was partially offset by an increase of 2.9% driven by higher material costs for key components and steel. These higher material costs are also reflected as an increase in selling prices as our practice is to generally pass changes in these costs through to the customer.
Cost of revenues for our railcar leasing segment increased by 18.5% for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above, and increased maintenance costs.
Cost of revenues for our railcar services segment increased by 14.1% for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to an increase in demand for our mobile repair services and repair projects performed at our tank railcar manufacturing facility, as discussed above, and an unfavorable mix of repair work causing inefficiencies at certain repair facilities during 2017.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative expenses were $8.8 million for the three months ended March 31, 2017 compared to $8.0 million for the same period in 2016. This increase was primarily due to higher bad debt expense, compensation costs, and depreciation.
Interest expense
Our total consolidated interest expense decreased by $0.4 million for the three months ended March 31, 2017 compared to the same period in 2016. This decrease was primarily driven by a lower average debt balance during the first three months of 2017 compared to the same period in 2016.

Earnings (Loss) from Joint Ventures
The breakdown of our earnings (loss) from joint ventures during the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Ohio Castings	$(812)	$(199)	$(613)
Axis	1,362	1,685	(323)
Total Earnings from Joint Ventures	$550	$1,486	$(936)
Our joint venture earnings were $0.6 million for the three months ended March 31, 2017 compared to earnings of $1.5 million for the same period in 2016. Our Ohio Castings joint venture experienced certain ramp down costs in connection with the idling of the facility in early 2017. Our Axis joint venture has experienced lower production levels in 2017 in line with expected industry demand. Even with its lower production levels earnings remain strong for Axis, reflecting strong efficiency.
Income Tax Expense
Our income tax expense was $6.8 million, or 39.1% of our earnings before income taxes for the three months ended March 31, 2017 compared to $14.0 million, or 38.0% for the same period in 2016. We do not anticipate any benefits from the domestic production activities deduction due to expecting a tax loss for the current year, thus increasing the annual effective tax rate in 2017 when compared to 2016.
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

	Three Months Ended March 31,
	2017			2016
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$60,726	$60,104	$120,830	$123,792	$23,631	$147,423	$(26,593)
Railcar leasing	33,835	—	33,835	32,768	—	32,768	1,067
Railcar services	20,120	332	20,452	19,620	959	20,579	(127)
Eliminations	—	(60,436)	(60,436)	—	(24,590)	(24,590)	(35,846)
Total Consolidated	$114,681	$—	$114,681	$176,180	$—	$176,180	$(61,499)

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Earnings (Loss) from Operations
Manufacturing	$9,151	$22,686	$(13,535)
Railcar leasing	18,810	19,675	(865)
Railcar services	1,716	3,508	(1,792)
Corporate	(4,272)	(4,508)	236
Eliminations	(3,490)	(664)	(2,826)
Total Consolidated	$21,915	$40,697	$(18,782)

	Three Months Ended March 31,
	2017	2016
Segment Operating Margins
Manufacturing	7.6%	15.4%
Railcar leasing	55.6%	60.0%
Railcar services	8.4%	17.0%
Manufacturing
Our manufacturing segment revenues, including revenues for railcars built for our lease fleet, decreased by $26.6 million for the three months ended March 31, 2017 compared to the same period in 2016. This decrease resulted from a lower volume of shipments, as discussed below, an overall decrease in average selling prices with a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content, and an overall more competitive market for both car types, partially offset by an increase in revenue from certain material cost changes that we generally pass through to customers, as discussed in 'Consolidated Results' above.
During the first three months of 2017, we shipped 1,151 railcars, including 602 railcars built for our lease fleet, compared to 1,330 railcars, including 200 railcars built for our lease fleet for the same period of 2016.
Manufacturing segment revenues for the three months ended March 31, 2017 included revenues of $60.1 million relating to railcars built for our lease fleet compared to $23.6 million for the same period in 2016. This increase in revenues related to railcars built for our lease fleet was due to higher quantities of both tank and hopper railcars shipped for lease as we continue to focus on growing our lease fleet. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 52.3% of our railcar shipments during the three months ended March 31, 2017 compared to 15.0% of our railcar shipments during the same period in 2016.
We recorded zero and $0.6 million of revenue from ACF Industries LLC (ACF) for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF during the three months ended March 31, 2017 and 2016, respectively. ACF is affiliated with Mr. Carl Icahn, our principal beneficial stockholder through IELP. Total manufacturing segment revenues from our affiliates represent zero and 0.3% of our total consolidated revenues for the three months ended March 31, 2017, and 2016, respectively.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as profit for railcars manufactured for our railcar leasing segment, decreased by $13.5 million for the three months ended March 31, 2017 compared to the same period in 2016. Profit on railcars built for our lease fleet, which is eliminated in consolidation, was $6.1 million for the three months ended March 31, 2017 compared to $3.4 million for the same period in 2016. The profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Operating margin from our manufacturing segment decreased to 7.6% for the three months ended March 31, 2017 compared to 15.4% for the same period in 2016. These decreases for both earnings from operations and operating margin were primarily due to higher costs associated with lower production volumes and a more competitive market for both tank and hopper railcars.
Railcar Leasing
Our railcar leasing segment revenues for the three months ended March 31, 2017 increased by $1.1 million compared to the same period in 2016. The increase in revenues was driven by an increase in railcars on lease with third parties.
For the three months ended March 31, 2017, our railcar leasing segment revenues including transactions with affiliates, totaling $0.2 million, or 0.2% of our total consolidated revenues. There were no such revenues recorded for the comparable period during 2016.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, decreased by $0.9 million for the three months ended March 31, 2017 compared to the same period in 2016. Operating margin from our railcar leasing segment decreased to 55.6% for the three months ended March 31, 2017 compared to from

60.0% for the same period in 2016. These decreases were due to the increased maintenance costs discussed above, a slight decrease in utilization and slightly lower lease rates on certain renewals.
Railcar Services
Our railcar services segment revenues decreased by $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016. This decrease was primarily due to a decline in project work in certain locations, and a decline in intercompany revenue that is eliminated in consolidation, both largely offset by the use of our tank railcar manufacturing facility for repair project work and increased demand for our mobile repair services.
For the three months ended March 31, 2017, our railcar services segment revenues included transactions with affiliates totaling $6.1 million, or 5.4% of our total consolidated revenues compared to $8.0 million, or 4.5% of our total consolidated revenues for the same period in 2016.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased by $1.8 million for the three months ended March 31, 2017 compared to the same period in 2016. Operating margins for this segment decreased to 8.4% for the three months ended March 31, 2017 compared to 17.0% for the same period in 2016. These decreases are due predominately to an unfavorable mix of work causing inefficiencies at certain repair facilities, partially offset by an increase in demand for our mobile repair services.
BACKLOG
We define backlog as the number and estimated market value of new railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of March 31, 2017, our total backlog was 3,286 railcars, of which we currently expect 2,087 railcars with an estimated market value of $193.0 million to be for direct sale and 1,199 railcars with an estimated market value of $111.1 million to be added to our lease fleet. As of December 31, 2016, our total backlog was 3,813 railcars, of which we expected 2,176 railcars with an estimated market value of $198.3 million to be direct sales and 1,637 railcars with an estimated market value of $152.2 million to be added to our lease fleet. Our entire backlog as of March 31, 2017 and December 31, 2016 relates to railcar orders for non-affiliated customers.
Railcars for Sale. As of March 31, 2017, approximately 63.5% of the total number of railcars in our backlog were expected to be railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.
Railcars for Lease. As of March 31, 2017, approximately 36.5% of the total number of railcars in our backlog were expected to be added to our lease fleet. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2017, we had net working capital of $206.1 million, including $151.2 million of cash and cash equivalents. As of March 31, 2017, we had $564.7 million of debt outstanding, net of unamortized debt issuance costs of $4.8 million under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII), and we also had up to $200.0 million available to us under a revolving loan, as discussed further below.

Outstanding and Available Debt
Subsidiary lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. LLIII issued $625.5 million in aggregate principal amount of notes, pursuant to an Indenture (the Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively with the Class A-1 Notes, the Notes). As of March 31, 2017, there were $194.2 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of March 31, 2017 and December 31, 2016, the liquidity reserve amount was $16.7 million and was included within 'Restricted cash' on the condensed consolidated balance sheets.
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
The Notes are obligations of LLIII, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of LLIII consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLIII without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective financing documents. See below and Note 14, Related Party Transactions, for further discussion regarding this agreement with ARL and the impact of the anticipated ARL Sale.
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

The Revolving Loans and the other obligations under the 2015 Credit Agreement are fully recourse to the Company and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by the Company (the Election), the applicable railcar management agreement with ARL. See below and Note 14, Related Party Transactions, for further discussion regarding this agreement with ARL and the impact of the anticipated ARL Sale.
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loans may be borrowed and reborrowed until the maturity date. The Revolving Loans may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). See Note 8, Debt, to the consolidated financial statements for further discussion of the prepayment and final scheduled maturity of the Revolving Loans.
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
Management Transition of our Railcar Leasing Business
On December 16, 2016, we entered into the RMTA with ARL to manage the transition, from ARL to ARI, of the management of our railcar leasing business in anticipation of the ARL Sale. The RMTA, among other things, (i) permits ARI to assume the management of its leased railcars following the consummation of the ARL Sale; (ii) requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of the LLIII railcars under the Indenture, and certain related documents; and (iii) requires ARL to transfer to ARI certain books and records and electronic data with respect to ARI and LLIII's leased railcars and the Company’s and LLIII's leasing businesses and otherwise assist in the transfer of the management of the leasing businesses to ARI. ARI may be unable to obtain the Noteholder Consent for a variety of reasons. If ARI does not obtain the Noteholder Consent, ARL, under the Buyer's management, will remain the manager of the railcars owned by LLIII under the Indenture. The Company has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. In addition, pursuant to the terms and conditions of the Agreement, ARL provides ARI an irrevocable, fully paid, non-transferrable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage its railcars and the railcars owned by ARI and LLIII. We also anticipate amending the 2015 Credit Agreement to permit us to separate the management of our railcars from ARL’s management.
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$42,419	$57,868	$(15,449)
Investing activities	(55,809)	(22,870)	(32,939)
Financing activities	(13,940)	(124,967)	111,027
Effect of exchange rate changes on cash and cash equivalents	5	(14)	19
Decrease in cash and cash equivalents	$(27,325)	$(89,983)	$62,658

Net Cash Provided By Operating Activities

Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the three months ended March 31, 2017 was $42.4 million compared to net cash provided by operating activities of $57.9 million for the same period in 2016. This decrease was primarily due to decreased earnings, as described above, and changes in various operating assets and liabilities, including accrued expenses and taxes, as well as accounts receivable, inventories, and accounts payable, due to the timing of shipments and customer payments.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the three months ended March 31, 2017 was $55.8 million compared to $22.9 million in the same period in 2016. The increase was a result of an increase in leased railcars, partially offset by reduced capital expenditures during the first three months of 2017 compared to the same period in 2016.
Net Cash (Used In) Provided By Financing Activities
Our net cash used in financing activities for the three months ended March 31, 2017 was $13.9 million compared to net cash used in financing activities of $125.0 million for the same period in 2016. The cash used in financing activities during the first three months of 2016 included the $100.0 million repayment of our Revolving Loan and repurchases of $10.9 million of shares of our common stock under a stock repurchase program (the Stock Repurchase Program), as described further below.
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
Capital expenditures for the three months ended March 31, 2017 were $55.9 million for manufacturing railcars for lease to others and $1.6 million for capitalized projects that we expect will continue to expand our business, maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2017 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, expand our business, and add to our railcar lease fleet. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services.
Future Liquidity
As of March 31, 2017, our current liquidity consisted of our existing cash and cash equivalents balance, anticipated cash flows from operations, and borrowing availability of $200.0 million under the 2015 Credit Agreement. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business, in connection with demand.
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

Other potential projects, including possible strategic transactions that could complement and expand our business units, will be evaluated to determine if the project or opportunity is right for us. We anticipate that any future expansion of our business will be financed through existing resources, cash flow from operations, term debt associated directly with that project or other new financing. We cannot guarantee that we will be able to meet existing financial covenants or obtain term debt or other new financing on favorable terms, if at all. Our liquidity will be impacted to the extent additional stock repurchases are made under our Stock Repurchase Program noted below.
Stock Repurchase Program
On July 28, 2015, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. There were no repurchases during the first quarter of 2017. To date, we have repurchased 2,268,419 shares for $86.0 million under the Stock Repurchase Program. Board authorization for $164.0 million remains available for further stock repurchases.
Contractual Obligations and Contingencies
As of March 31, 2017, our gross outstanding debt decreased to $569.7 million from $576.0 million as of December 31, 2016, primarily in connection with principal payments on the Notes. Refer to the status of other contingencies and contractual obligations in Notes 8 - 11 to the condensed consolidated financial statements. Our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
Other than operating leases, we have no other off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, for the year ended December 31, 2016.
There have been no material changes to the critical accounting policies or estimates that were included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent accounting pronouncements
See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements located in Part I, Item I of this report for a discussion of recent accounting pronouncements applicable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2016.
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
ITEM 1A. RISK FACTORS
The following risk factors should be considered carefully in addition to the other information contained in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “Annual Report”), including the risk factors identified in Part I-Item 1A (Risk Factors) of our Annual Report. This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this quarterly report on Form 10-Q and in our Annual Report. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected.
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

On November 18, 2016 (the Issuance Date), the FRA issued RWD No. 2016-01 [Revised] (the Revised Directive). The Revised Directive changed and superseded the Original Directive in several ways. The Original Directive indicated that approximately 14,800 general purpose tank railcars could be affected. The Revised Directive requires owners to identify their subject tank cars and then from that population identify the 15% of subject tank railcars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required of the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within 12 months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA will monitor and analyze the results of the 15% sample and has reserved the right to impose additional test and inspection requirements for the remaining fleet of tank railcars subject to the Revised Directive.
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
In accordance with accounting principles generally accepted in the United States of America, as of March 31, 2017, our loss contingency of $12.2 million covers our probable and estimable liabilities with respect to our response to the Revised Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and lessor of railcars subject to the Revised Directive. Since December 31, 2016, there were no material developments related to the Revised Directive and thus the loss contingency remained largely unchanged. This contingency amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets and will continue to be evaluated as our and our customers' compliance with the Revised Directive progresses and we evolve our understanding of the impact that the Revised Directive may have on our business, including results of operations and cash flows. Actual results could differ from this estimate. It is reasonably possible that a loss exists in excess of the amount accrued by us. Subsequent developments with respect to the Revised Directive, including but not limited to actions by the FRA, whether as a result of its analysis of the 15% sample or otherwise, may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations.
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
Complying with the Revised Directive could disrupt our operations or restrict our ability to expand our lease fleet. Failure to successfully manage our compliance with the Revised Directive and assist other railcar owners with their compliance efforts could cause delays or cancellations of orders, lost revenue, harm to our reputation, deterioration of business and customer relationships, including with our affiliates, and result in an adverse impact on our business, financial condition and results of operations. Any material loss of revenue due to rent abatement, or otherwise, could adversely affect our ability to comply with covenants in our debt facilities. We cannot assure that costs incurred to comply with any regulations, including the Revised Directive, will not be material to our business, financial condition or results of operations.
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
In anticipation of the expected sale of ARL (the ARL Sale) to SMBC Rail Services LLC (the Buyer) in the second quarter of 2017, we entered into a railcar management transition agreement (the RMTA) to manage the transition, from ARL to us, of the management of railcars owned by us and our subsidiaries. The RMTA, among other things, (i) permits us to assume the management of our railcars following the consummation of the ARL Sale; (ii) requires us to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of railcars owned by our subsidiary, Longtrain Leasing III, LLC (Longtrain) under that certain Indenture, dated January 29, 2015, between Longtrain and U.S. Bank National Association, as indenture trustee (the Longtrain Indenture), and certain related documents; and (iii) requires ARL to transfer to us certain books and records and electronic data with respect to our railcars and leasing business and otherwise assist in the transfer of the management of the leasing business to us. We may be unable to obtain the Noteholder Consent for a variety of reasons. If we do not obtain the Noteholder Consent, ARL, under the Buyer's management, will remain the manager of the railcars owned by Longtrain under the Longtrain Indenture. We have no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent.
The process of transitioning the management of our leasing business from ARL to ARI may involve unexpected costs, expenses and/or delays. This transition may cause confusion among our customers, and may lead our customers to attempt to negotiate changes in our existing relationships or cause them to consider entering into business relationships with other parties, including ARL, under the Buyer's management, to our detriment. Further, we are engaging in a process to separate documentation of our leases from ARL’s leases. This process requires the cooperation of our leasing customers and financing partners and may take significant time to complete. If our customers and financing partners do not cooperate or we are delayed in completing this transition, we may need to rely on ARL’s continued cooperation, under the Buyer's management, to enforce our rights as lessor under our leases and to continue to manage certain leased railcars.
Under our railcar management agreements, we have relied on ARL to manage and market our railcars for lease and re-lease. As a result, we have limited experience managing a leased fleet. We are in the process of building our lease management team, including by hiring new employees. Our ability to successfully manage our own railcar leasing business will depend in part on our ability to hire and/or rededicate qualified employees to support and manage our railcar leasing business. If we are unable to recruit, retain and train qualified personnel, and do so in a timely manner, our ability to manage our lease fleet could be materially adversely affected.
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
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and/or successfully manage existing leases could have a material adverse effect on our business, financial condition and results of operations. Our ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, the availability in the market of other used or new railcars, and changes in applicable regulations that may impact continued use of older railcars. In addition, low demand for certain types of railcars in our fleet may make it more difficult to lease those railcars to new customers if they are returned at the end of their existing leases or following a customer default.
A downturn in the industries in which our lessees operate or the economy generally and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand reduced lease prices or shorter lease terms, which requires us to re-market leased railcars more frequently. Railcars that are returned by our customers often must undergo maintenance and service work before being leased to new customers, causing a delay in our ability to remarket such railcars and sometimes requiring us to invest capital to prepare railcars for sale or re-lease. Furthermore, the resale market for leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.
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
Demand for railcars that are used to transport ethanol and other renewable fuels may be affected by government subsidies and mandates, which may be enacted, changed or eliminated from time to time. It is possible that the reduction or elimination of current US mandates for ethanol blending in motor fuels could reduce the production of ethanol, which would reduce demand for portions of our tank railcar fleet and negatively impact our revenue and profitability.
Our manufacturer's warranties expose us to potentially significant claims and our business could be harmed if our products contain undetected defects or do not meet applicable specifications.
We may be subject to significant warranty claims in the future relating to workmanship and materials involving our current or future railcar or component product designs, including claims based on the Revised Directive. Such claims may include multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective component is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations. Unresolved warranty claims could result in users of our products bringing legal actions against us.
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
We face intense competition in all geographic markets and in each area of our business. In our railcar manufacturing business we have five primary competitors. Any of these competitors may, from time to time, have greater resources than we do. Our current competitors have increased and may continue to increase their capacity in, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars for both direct sale and lease. Competition may also limit our ability to re-lease railcars if our competitors provide other opportunities to our customers at lower rates or with other benefits. If we produce any type of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type. Further, new competitors, or alliances among existing competitors, may emerge in the railcar or industrial components industries and rapidly gain market share. Customer selection of railcars for purchase or for lease may be driven by technological or price factors, and our competitors may provide or be able to provide more technologically advanced railcars or more attractive pricing and/or lease rates than we can provide. Such competitive factors may adversely affect our sales, utilization and/or lease rates, and consequently our revenues.
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
Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that may vary greatly quarter to quarter and year to year. In addition, because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. Demand for new railcars versus re-leased railcars may vary as well and may cause fluctutations in our backlog and lease fleet utitlization rates. Customers may decide to lease or buy our railcars based on many factors including tax and accounting considerations, interest rates, and operational flexibility. We have no control over these external considerations and changes in these factors could impact demand for our railcars for sale or lease. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determines when we record the revenues associated with our railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our shipment and production schedules, which could materially adversely affect our business, financial condition and results of operations.
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
Derailments in North America of trains transporting crude oil have caused various U.S. and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. Recent regulations related to rail transport of certain flammable liquids imposed by Canadian and United States regulators require, among other things, a new tank railcar design standard, a phase out of older DOT-111 railcars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted. For example, additional laws and regulations have been proposed or adopted that may have a significant impact on railroad operations, including the implementation of “positive train control” (PTC) requirements. PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop certain types of train accidents.
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
During periods of volatility in the global financial markets, certain of our customers could delay or otherwise reduce their purchases of railcars and other products and services or could attempt to cancel, terminate, delay or renegotiate orders for sale or ongoing leases. If volatile conditions in the global credit markets prevent our customers' access to credit, order volumes may decrease or customers may default on payments owed to us or return railcars to us at the end of a lease rather than re-leasing those railcars. Some of the end users of our railcars acquire them through leasing arrangements with our leasing company customers. Economic conditions that result in higher interest rates may result in stricter borrowing conditions that could increase the cost of, or potentially deter or delay, new leasing arrangements. These factors may cause our customers to purchase or lease fewer railcars, which could materially adversely affect our business, financial condition and results of operations. If customers attempt to cancel, terminate, delay or renegotiate purchase orders or lease contracts, we may experience increased enforcement costs, including for litigation.
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
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our revenue in any given year. We also lease our railcars to a limited number of customers. The loss of any significant portion of our sales or leases to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could materially adversely affect our business, financial condition and results of operations. If one of our significant customers was unable to pay due to financial condition, it could materially adversely affect our business, financial condition and results of operations. In addition, we cannot provide any assurances that we will continue to provide railcar repair services to ARL after the consummation of the ARL Sale, once ARL is under the Buyer's management.
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
Affiliates of Mr. Carl Icahn accounted for approximately 5.6%, and 4.9% of our consolidated revenues for the three months ended March 31, 2017 and 2016, respectively. This revenue is primarily attributable to railcar services provided to ARL for 2017 and 2016. In the past, ARL has purchased all of its railcars from us, but has not been required to do so. During the past several quarter, we have not sold any railcars to ARL. As of March 31, 2017, we did not have any orders in our backlog from ARL. Upon consummation of the ARL Sale, ARL will no longer be affiliated with us or Mr. Carl Icahn, ARL will have no obligation to purchase our railcars or services and we cannot assure you that we will receive any revenues from ARL in the future. Our revenue from affiliates also has been and could continue to be generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have entered into a repair services and support agreement and license with ACF, under which we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we from time to time, purchase from and sell to ACF certain parts for railcars. To the extent our relationships with ARL, ACF or Mr. Carl Icahn change, our business, financial condition and results of operations could be materially adversely affected.
We currently operate our leasing business under lease management agreements with ARL through which ARL markets our railcars for sale or lease and acts as our manager to lease railcars on our behalf for a fee. ARL also leases railcars on behalf of itself, its subsidiaries and other third parties, and therefore markets our railcars and railcars owned by others to the same customer base. Our management agreements with ARL contain provisions that require ARL to treat railcars owned by us and our subsidiaries in the same manner as railcars owned by ARL or other third parties for which ARL serves as manager. However, ARL may provide a leasing customer with railcars owned by others, instead of our railcars, based on a number of factors, such as customers' timing or geographic needs or other specifications. Pursuant to the RMTA, we are transitioning management of our leasing business in-house from ARL. This transition is subject to risks as described above in "Our transition to managing our own railcar lease fleet is subject to various risks and uncertainties and may adversely impact our customer relationships, business, financial condition, results of operations and prospects."

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
We define backlog as the number of new railcars to which our customers have committed in writing to purchase or lease from us that have not been shipped. The estimated backlog value in dollars is the anticipated revenue on the railcars included in the backlog for purchase and the estimated fair market value of the railcars included in the backlog for lease, though actual revenues for these leases are recognized pursuant to the terms of each lease. Our competitors may not define railcar backlog in the same manner as we do, which could make comparisons of our railcar backlog with theirs misleading. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay our railcar backlog from being converted into revenues. Further, especially during economic downturns or industry-specific downturns, some of our customers may attempt to cancel or modify their contracts even if not permitted to do so under the contract. Consequently, we may not be able to recover all revenue or earnings lost in the event of a breach of contract or if we agree to a customer accommodation. Our reported railcar backlog may not be converted into revenues in any particular period, if at all, and the actual revenues from such sales may not equal our reported estimates of railcar backlog value.

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
The market price for our common stock has varied between a high closing sales price of $59.52 per share and a low closing sales price of $33.56 per share in the past twenty-four months as of March 31, 2017. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, we cannot assure this will occur. Further, short-term stock price fluctuations could reduce the program's effectiveness. Under the Stock Repurchase Program, no repurchases were made during the first quarter of 2017 and board authorization of $164.0 million remains available for further stock repurchases.
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
As of March 31, 2017, our total debt was $564.7 million, net of unamortized debt issuance costs of $4.8 million, consisting of borrowings under our lease fleet financings. In February 2016, we repaid amounts outstanding under our revolving loan in full and as of the date of this report, we have borrowing availability of $200.0 million under this facility.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 3 and Note 8 of our consolidated financial statements to our Annual Report on Form 10-K for the year ended December 31, 2016, no triggering events occurred in 2016 to cause concern that our long-lived assets or goodwill would be impaired and thus no goodwill impairment loss was noted in 2016. We perform an annual goodwill impairment test each year. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our long-lived assets or goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
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
If we fail to maintain adequate internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Although management has concluded that adequate internal control procedures are in place as of March 31, 2017, no system of internal control provides absolute assurance that the financial statements are accurate and free of error.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2017 through January 31, 2017	—	$—	—	$163,975,779
February 1, 2017 through February 28, 2017	—	$—	—	$163,975,779
March 1, 2017 through March 31, 2017	—	$—	—	$163,975,779
Total	—		—
(1) - There were no repurchases under the Stock Repurchase Program during the current quarter
(2) - On July 28, 2015, the Company's board of directors authorized the Stock Repurchase Program pursuant to which the Company may, from time to time, repurchase up to $250.0 milllion of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the board or when all authorized repurchases are completed.

ITEM 5. OTHER INFORMATION
On April 26, 2017, pursuant to an offer letter, the Company appointed Mr. John O’Bryan as the Company’s Senior Vice President and Chief Commercial Officer. This appointment will be effective upon consummation of the ARL Sale, which is expected in the second quarter of 2017.
Mr. John O’Bryan, 51, has 28 years of rail industry experience in transportation services, logistics, and fleet management. Mr. O’Bryan has served as Chief Executive Officer of ARL, an entity controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP, since June 2014. From January 2009 to May 2014, Mr. O’Bryan served as President at Mitsui Rail Capital, where he was responsible for strategic leadership and management of all commercial and operating activities. Prior to Mitsui, Mr. O’Bryan held senior-level positions at Rescar, Inc., including roles as Chief Operating Officer and Chief Financial Officer, GE Capital, including roles within sales, marketing and quality and CSX Corporation, including roles in sales, marketing and operations. Mr. O’Bryan holds an MBA in International Business and Finance from the University of North Florida, a B.S. in Marketing from Jacksonville University, was previously licensed as a CPA in Illinois and completed the Advanced Management Program at The University of Chicago.
In connection with his appointment as Senior Vice President and Chief Commercial Officer, Mr. O’Bryan will receive a base salary at an annualized rate of $375,000. Mr. O’Bryan is eligible to receive a target bonus of 80% of his base salary, subject to the terms of the Company’s management incentive plan, and for long-term performance-based cash incentive awards with a target award value equal to 100% of his annual base salary. Mr. O’Bryan is also eligible to participate in the Company’s benefit plans, subject to the terms thereof, and will receive service credit for the time he served ARL for purposes of determining eligibility and vesting in the Company’s benefit plans.
Upon starting employment with the Company, Mr. O’Bryan will be eligible for a one-time grant of Stock Appreciation Rights (SARs) equal to a pro-rated portion of his eligible long-term performance-based cash incentive award, based on the number of days remaining in the calendar year as of his effective employment date.
A copy of the offer letter is filed as Exhibit 10.3 to this Form 10-Q and is incorporated by reference into this Item 5. The description of the terms contained in the offer letter herein is qualified in its entirety by reference to the text of the offer letter.
ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	American Railcar Industries, Inc. 2017 Management Incentive Plan*#

10.2
Consulting Services Agreement dated as of February 15, 2017 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.1 to ARI's Current report on Form 8-K, filed with the SEC on February 21, 2017

10.3	Offer Letter between American Railcar Industries, Inc. and John O'Bryan, dated as of April 26, 2017*#

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	May 2, 2017	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Chief Executive Officer

		By:	/s/ Luke M. Williams
Luke M. Williams, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	American Railcar Industries, Inc. 2017 Management Incentive Plan*#

10.2
Consulting Services Agreement dated as of February 15, 2017 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.1 to ARI's Current report on Form 8-K, filed with the SEC on February 21, 2017

10.3	Offer Letter between American Railcar Industries, Inc. and John O'Bryan, dated as of April 26, 2017*#

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.