Form 10-Q
period 2017-06-30
American Railcar Industries, Inc.
filed 2017-08-02
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on July 27, 2017 was 19,083,878 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,811	$178,571
Restricted cash	16,684	16,714
Short-term investments—available for sale securities	1,815	8,958
Accounts receivable, net	44,780	39,727
Accounts receivable, due from related parties	2,453	4,790
Inventories, net	70,807	75,028
Prepaid expenses and other current assets	9,155	8,623
Total current assets	248,505	332,411
Property, plant and equipment, net	169,628	177,051
Railcars on lease, net	994,821	908,010
Income Tax Receivable	11,721	234
Goodwill	7,169	7,169
Investments in and loans to joint ventures	24,683	26,332
Other assets	3,831	5,043
Total assets	$1,460,358	$1,456,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,346	$29,314
Accounts payable, due to related parties	186	3,252
Accrued expenses, including loss contingency of $8,104 and $10,127 at June 30, 2017 and December 31, 2016, respectively	15,509	15,411
Accrued income taxes payable	—	7,660
Accrued compensation	10,800	11,628
Short-term debt, including current portion of long-term debt	25,681	25,588
Total current liabilities	76,522	92,853
Long-term debt, net of unamortized debt issuance costs of $4,756 and $4,863 at June 30, 2017 and December 31, 2016, respectively	532,740	545,392
Deferred tax liability	279,709	252,943
Pension and post-retirement liabilities	8,672	8,648
Other liabilities, including loss contingency of $1,970 and $2,161 at June 30, 2017 and December 31, 2016, respectively	5,616	6,144
Total liabilities	903,259	905,980
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,083,878 shares outstanding as of both June 30, 2017 and December 31, 2016	213	213
Additional paid-in capital	239,609	239,609
Retained Earnings	409,010	402,810
Accumulated other comprehensive loss	(5,702)	(6,331)
Treasury Stock	(86,031)	(86,031)
Total stockholders’ equity	557,099	550,270
Total liabilities and stockholders’ equity	$1,460,358	$1,456,250
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Manufacturing (including revenues from affiliates of $137 for both the three and six months ended June 30, 2017 and $223 and $776 for the three and six months ended June 30 2016, respectively)	$55,087	$97,548	$115,813	$221,340
Railcar leasing (including revenues from affiliates of $223 and $447 for the three and six months ended June 30, 2017, respectively, and zero for the same periods in 2016)	33,717	33,209	67,552	65,977
Railcar services (including revenues from affiliates of $4,425 and $10,572 for the three and six months ended June 30, 2017, respectively, and $7,249 and $15,243 for the same periods in 2016)	20,216	19,727	40,336	39,347
Total revenues	109,020	150,484	223,701	326,664
Cost of revenues:
Manufacturing	(51,121)	(81,437)	(105,680)	(183,718)
Other operating income	1,033	—	1,064	—
Railcar leasing	(11,617)	(10,356)	(23,676)	(20,531)
Railcar services	(16,146)	(15,420)	(33,536)	(30,657)
Total cost of revenues	(77,851)	(107,213)	(161,828)	(234,906)
Gross profit	31,169	43,271	61,873	91,758
Selling, general and administrative	(9,019)	(7,297)	(17,821)	(15,254)
Net gains on disposition of leased railcars	—	—	13	167
Earnings from operations	22,150	35,974	44,065	76,671
Interest income (including income from related parties of $306 and $642 for the three and six months ended June 30, 2017, respectively, and $427 and $884 for the same periods in 2016)	368	453	741	931
Interest expense	(5,488)	(5,678)	(11,019)	(11,584)
Other income	1,867	1	1,921	1
Earnings from joint ventures	796	1,458	1,346	2,944
Earnings before income taxes	19,693	32,208	37,054	68,963
Income tax expense	(8,794)	(12,312)	(15,587)	(26,275)
Net earnings	$10,899	$19,896	$21,467	$42,688
Net earnings per common share—basic and diluted	$0.57	$1.02	$1.12	$2.18
Weighted average common shares outstanding—basic and diluted	19,084	19,511	19,084	19,588
Cash dividends declared per common share	$0.40	$0.40	$0.80	$0.80
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$10,899	$19,896	$21,467	$42,688
Currency translation	452	(38)	581	683
Pension plans (1)	108	119	216	239
Short-term investments (2)	769	—	(167)	—
Comprehensive income	$12,228	$19,977	$22,097	$43,610

(1)
Net of tax effect of $0.1 million and $0.1 million for the three months ended June 30, 2016 and June 30, 2017, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2016 and June 30, 2017, respectively.

(2)	Net of tax effect of $0.4 million and $(0.1) million for the three and six months ended June 30, 2017.
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net earnings	$21,467	$42,688
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	28,174	25,616
Amortization of deferred costs	250	252
(Gain) loss on disposal of property, plant, equipment and leased railcars	(12)	18
Earnings from joint ventures	(1,346)	(2,944)
Provision for deferred income taxes	26,720	15,163
Items related to investing activities:
Realized gain on short-term investments - available for sale securities	(1,823)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(393)	(11,421)
Accounts receivable, due from related parties	2,357	3,322
Income taxes receivable	(12,248)	926
Inventories, net	4,264	20,167
Prepaid expenses and other current assets	235	(2,643)
Accounts payable	(4,983)	(11,377)
Accounts payable, due to related parties	(3,065)	(2,569)
Accrued expenses and taxes	(8,401)	8,514
Other	956	1,772
Net cash provided by operating activities	52,152	87,484
Investing activities:
Purchases of property, plant and equipment	(3,422)	(11,187)
Grant Proceeds	—	75
Capital expenditures - leased railcars	(103,765)	(33,444)
Proceeds from the disposal of property, plant, equipment and leased railcars	73	640
Proceeds from sale of short-term investments - available for sale securities	4,086	—
Proceeds from repayments of loans by joint ventures	2,953	2,953
Net cash used in investing activities	(100,075)	(40,963)
Financing activities:
Repayments of debt	(12,669)	(112,834)
Change in restricted cash related to long-term debt	30	263
Stock repurchases	—	(16,917)
Payment of common stock dividends	(15,267)	(15,613)
Debt issuance costs	—	(14)
Net cash used in financing activities	(27,906)	(145,115)
Effect of exchange rate changes on cash and cash equivalents	69	(19)
Decrease in cash and cash equivalents	(75,760)	(98,613)
Cash and cash equivalents at beginning of period	178,571	298,064
Cash and cash equivalents at end of period	$102,811	$199,451

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Description of the Business
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and its subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods reported. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year. Certain prior-period amounts in the notes to the consolidated financial statements have been reclassified to conform to current-period presentation. These reclassifications had no effect on the reported results of operations.
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
Note 2 — Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718) – Scope of Modification Accounting. The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows. This ASU requires that the statement of cash flows explain the change during the period total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows. This ASU seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on our consolidated statement of cash flows.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, (iii) whether or not to estimate forfeitures or account for them when they occur and (iv) classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 31, 2016. The adoption of this guidance during the first quarter of 2017 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces or supersedes ASC Topic 840, Leases, and is intended to increase the transparency and comparability of accounting for lease transactions. This ASU requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model. Targeted improvements were made to lessor accounting to align, where necessary, with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to FASB ASC Topic 606, Revenue from Contracts with Customers, which include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is currently assessing the impact of these new standards on its business processes, business and accounting systems, and consolidated financial statements and related disclosures.  The Company currently expects to complete its analysis, including implementing any necessary changes to existing business processes and systems to accommodate these new standards, by the third quarter of 2017.  The Company expects to adopt this new guidance on January 1, 2018 using the modified retrospective application method. To date, the Company has not identified any material differences in its existing revenue recognition methods or contract costs that would require modification under the new standards.

Note 3 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Accounts receivable, gross (includes $4,623 of unsettled sales of short term investments)	$45,894	$39,869
Less allowance for doubtful accounts	(1,114)	(142)
Total accounts receivable, net	$44,780	$39,727

Note 4 — Inventories, net
Inventories consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$37,048	$46,789
Work-in-process	30,114	28,386
Finished products	6,643	3,332
Total inventories	73,805	78,507
Less reserves	(2,998)	(3,479)
Total inventories, net	$70,807	$75,028

Note 5 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	June 30, 2017	December 31, 2016
	(in thousands)
Operations / Corporate:
Buildings	$185,594	$182,970
Machinery and equipment	233,111	232,171
Land	4,813	4,328
Construction in process	1,135	1,966
	424,653	421,435
Less accumulated depreciation	(255,025)	(244,384)
Property, plant and equipment, net	$169,628	$177,051
Railcar Leasing:
Railcars on lease	$1,100,122	$996,422
Less accumulated depreciation	(105,301)	(88,412)
Railcars on lease, net	$994,821	$908,010
Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company’s depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.
As of June 30, 2017, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 6 months of 2017	$65,036
2018	122,716
2019	103,354
2020	66,862
2021	49,915
2022 and thereafter	88,477
Total	496,360
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Total depreciation expense	$14,301	$12,961	$28,174	$25,616
Depreciation expense on leased railcars	$8,658	$7,504	$16,894	$14,879
Note 6 — Investments in and Loans to Joint Ventures
As of June 30, 2017, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.

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

	June 30, 2017	December 31, 2016
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$6,654	$7,477
Axis	18,029	18,855
Total investments in and loans to joint ventures	$24,683	$26,332
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Results of operations
Revenues	$5	$13,683	$4,454	$27,337
Gross profit (loss)	$(419)	$1,004	$(2,399)	$1,214
Net income (loss)	$(33)	$218	$(2,467)	$(380)

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

Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During the first six months of 2017 and the full year of 2016, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, including interest, due to ARI Component, was $14.8 million and $17.7 million as of June 30, 2017 and December 31, 2016, respectively. The Company has evaluated this loan to be fully recoverable.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Results of operations
Revenues	$11,089	$16,086	$25,455	$32,497
Gross profit	$2,990	$4,818	$7,196	$9,860
Net earnings	$2,161	$3,710	$5,492	$7,564
Note 7 — Warranties
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and taxes and other liabilities and is detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Liability, beginning of period	$2,830	$1,713	$2,439	$1,415
Provision for warranties issued during the period, net of adjustments	205	29	234	444
Adjustments to warranties issued during previous periods	388	(16)	920	(11)
Warranty claims	(417)	(142)	(587)	(264)
Liability, end of period	$3,006	$1,584	$3,006	$1,584
Note 8 — Debt
Subsidiary Lease Fleet Financings
From time to time, the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings in order to, among other things, support and grow its railcar leasing business. Currently, only the LLIII lease fleet financing remains outstanding. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI generally is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to the respective subsidiary without any adverse selection, to cause the manager of the railcars and their related leases, to maintain, lease, and re-lease the respective subsidiary's equipment no less favorably than similar portfolios serviced by the manager, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. American Railcar Leasing LLC (ARL) historically has acted as the manager under these lease fleet financings. As of June 1, 2017, ARI has subcontracted with ARL to provide services to ARL covering the day-to-day management of the LLIII railcars and the leases associated therewith until the earlier of the date on which ARI becomes the manager of the LLIII railcars following receipt of the consent of noteholders, or the date that is thirty (30) months after the ARL Closing Date (as defined below), unless terminated earlier pursuant to its terms. See below and Note 14, Related Party Transactions, for further discussion regarding these agreements with ARL and the impact of the sale of ARL (the ARL Sale) to SMBC Rail Services LLC (Buyer).
January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an indenture (the Longtrain Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. As of June 30, 2017, there were $187.9 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, compared to $200.5 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, as of December 31, 2016. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Longtrain Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Longtrain Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Longtrain Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of June 30, 2017 and December 31, 2016, the liquidity reserve amount was $16.7 million during both periods and is included within 'Restricted cash' on the condensed consolidated balance sheets.
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
The Longtrain Indenture contains covenants which limit, among other things, LLIII’s ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. LLIII was in compliance with these covenants as of June 30, 2017.
The fair value of the Notes was $569.6 million and $582.4 million as of June 30, 2017 and December 31, 2016, respectively, and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.
ARI Lease Fleet Financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million (the amounts extended under this facility, the Revolving Loan) under a credit agreement (2015 Credit Agreement). See the 'Liquidity and Capital Resources' section for further discussion regarding the incremental borrowing provision under the 2015 Credit Agreement. The initial Revolving Loan obtained at closing amounted to approximately $99.5 million, net of fees and expenses. In February 2016, the Company repaid amounts outstanding under the Revolving Loan in full and as of June 30, 2017, the Company had borrowing availability of $200.0 million under this facility.
The Revolving Loan accrues interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%. Interest is payable on the last day of each 1, 2, or 3-month interest period, the day of any mandatory prepayment, and the maturity date.
The Revolving Loan and the other obligations under the 2015 Credit Agreement are fully recourse to the Company and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by the Company (the Election), the applicable railcar management agreement with ARL. Due to the ARL Sale, the Company does not expect to make any Election under the 2015 Credit Agreement.
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of June 30, 2017.
Prior to the ARL Sale, ARL acted as the manager of the railcars pledged as collateral under the 2015 Credit Agreement. Upon the consummation of the ARL Sale, ARI became the manager of those railcars; however the leases for those railcars remain pledged under a collateral agency agreement between U.S. Bank National Association as collateral agent, ARL as manager, and the pledgers party thereto, including the Company. The Company anticipates seeking an amendment to the 2015 Credit Agreement to allow the Company to transfer the pledged leases to a new collateral agency agreement under which the Company acts as manager, as well as other minor changes related to the transition of railcar management from ARL to ARI.
As of June 30, 2017 and December 31, 2016, the net book value of the railcars that were pledged as part of the Company's and its subsidiaries' Lease Fleet Financings was $534.2 million and $544.1 million, respectively.
The future contractual minimum rental revenues related to the railcars pledged as of June 30, 2017 are as follows (in thousands):

Remaining 6 months of 2017	$34,283
2018	61,315
2019	46,500
2020	26,812
2021	17,054
2022 and thereafter	16,971
Total	$202,935
The remaining principal payments under the Notes as of June 30, 2017 are as follows (in thousands):

Remaining 6 months of 2017	$12,919
2018	25,590
2019	25,507
2020	26,354
2021	26,358
2022 and thereafter	446,616
Total	$563,344
ARL Sale and Railcar Management Transition Agreement
As previously disclosed, on December 16, 2016, ARI entered into a railcar management transition agreement (the RMTA) with ARL in anticipation of the ARL Sale. The RMTA, among other things, addresses the transition, from ARL to ARI following the ARL Sale, of the management of railcars owned by ARI (the ARI Railcars) and railcars owned by LLIII (the Longtrain Railcars). American Entertainment Properties Corporation (AEPC) and SMRSH LLC, an affiliate of Buyer, are also parties to the RMTA for the limited purposes previously disclosed. Immediately prior to the ARL Sale, ARL and its subsidiaries were controlled by Mr. Carl Icahn, ARI’s principal beneficial stockholder, through Icahn Enterprises L.P. Following the ARL Sale, ARL is controlled by Buyer. AEPC is controlled by Mr. Icahn. The ARL Sale was consummated (the ARL Closing) on June 1, 2017 (the ARL Closing Date). In connection with the ARL Closing, the RMTA was amended by a Joinder and Amendment to the RMTA, principally to join ACF Industries, LLC, a company controlled by Mr. Icahn (ACF) as a party thereto, to address certain ACF books and records in the possession of ARL. The Railcar Management Agreement, dated February 29, 2012 (as amended), between ARI and ARL, pursuant to which ARL managed the ARI Railcars and marketed them for sale or lease was terminated pursuant to the terms of the RMTA as of the ARL Closing Date. And effective as of the ARL Closing Date, ARI now manages the ARI Railcars and markets them for sale or lease.

Pursuant to a Railcar Management Agreement, dated January 29, 2015, between Longtrain and ARL (the Longtrain RMA), ARL, as manager, has marketed Longtrain Railcars for lease, and has also arranged for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the Longtrain Railcars. In addition, a subsidiary of ARL serves as administrator of the accounts used to service the debt under the Longtrain Indenture. As previously disclosed, the RMTA, among other things, requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of the Longtrain Railcars under the Longtrain Indenture and certain related documents. ARI has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. ARI may be unable to obtain the Noteholder Consent for a variety of reasons.
As provided in the RMTA, following the ARL Closing the Longtrain RMA will continue in effect, with ARL remaining as manager of the Longtrain Railcars under the Longtrain RMA and the Longtrain Indenture, unless and until ARI obtains the Noteholder Consent and becomes the manager of the Longtrain Railcars.
ARL Subcontractor Agreement
Further, as contemplated by the RMTA, effective as of the ARL Closing Date, ARI entered into a sub-contract arrangement with ARL (the Subcontractor Agreement) to provide services to ARL covering the day-to-day management of the Longtrain Railcars and the leases associated therewith. Under this arrangement, ARL and its subsidiary, as manager and administrator, respectively, will remain in control of the accounts used to service the debt under the Longtrain Indenture. During the term of the Subcontractor Agreement, management fees and expenses paid to ARL in respect of management duties subcontracted to ARI will be paid by ARL to ARI. The Subcontractor Agreement will continue until the earlier of the date on which ARI becomes the manager of the Longtrain Railcars following receipt of the Noteholder Consent, or the date that is thirty (30) months after the ARL Closing Date, unless terminated earlier pursuant to its terms.
Note 9 — Income Taxes
The Company’s federal income tax returns for tax years 2013 and beyond remain subject to examination, with the latest statute of limitations expiring in October 2020. Certain of the Company's 2008 through 2012 state income tax returns and all of the Company's state income tax returns for 2013 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2021, upon filing of the Company's 2016 state tax returns. The Company’s foreign subsidiary's income tax returns for 2013 and beyond remain open to examination by foreign tax authorities.
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
The components of net periodic benefit cost for the pension plans are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Service cost	$89	$52	$177	$104
Interest cost	236	246	471	492
Expected return on plan assets	(283)	(283)	(565)	(567)
Amortization of net actuarial loss/prior service cost	184	206	368	412
Net periodic cost recognized	$226	$221	$451	$441
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
ARI is a party to collective bargaining agreements with labor unions at two repair facilities that will expire in January and September 2021, respectively, unless extended or modified. ARI is also party to a collective bargaining agreement with a labor union at a steel component manufacturing facility that was previously set to expire in April 2017. This collective bargaining agreement was extended and modified during the second quarter of 2017, so that it will now expire in April 2022, unless extended or modified.
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
Gyansys
On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against GyanSys Inc. (GyanSys). The complaint asserts a claim against GyanSys for breaching its contract with ARI to implement an enterprise resource planning system. The Company's complaint alleges that it has suffered damages in excess of $25 million as a result of GyanSys' breach. GyanSys filed a response to the suit denying its responsibility. It also alleged a counterclaim against ARI for breach of contract and wrongful termination, seeking equitable relief and damages, which GyanSys alleges to be more than $10 million. At this time, the Company does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. As a result, no such accrual has been recorded. On September 9, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim. However, ARI continues to believe that GyanSys' counterclaims lack merit and will continue to vigorously defend against these counterclaims. The trial began in June 2017 and is ongoing, with a decision expected before year end.
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
The Original Directive indicated that approximately 14,800 general purpose tank railcars could be affected. The Revised Directive requires owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within twelve months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA will monitor and analyze the results of the 15% sample and has reserved the right to impose additional test and inspection requirements for the remaining fleet of tank railcars subject to the Revised Directive.
During 2016, the Company recorded a loss contingency of $12.3 million related to the Revised Directive to cover its probable and estimable liabilities taking into account available information and the Company's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. During the three and six months ended June 30, 2017, there were no material developments related to the Revised Directive. During the second quarter of 2017, certain tank railcars subject to the Revised Directive were inspected, tested, and, if necessary, repaired, all as mandated by the Revised Directive. As a result of these services and the Company's revised assumptions, the contingency reserve was decreased to $10.1 million as of June 30, 2017. This contingency amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets and will continue to be evaluated as ARI's and its customers' compliance with the Revised Directive progresses and the Company evolves its understanding of the impact that the Revised Directive may have on its business, including results of operations and cash flows. Actual results could differ from this estimate.
It is reasonably possible that a loss exists in excess of the amount accrued by the Company. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency of $10.1 million cannot be reasonably estimated at this time.
Although the Revised Directive addresses some of the Company’s concerns and clarifies certain requirements of the Original Directive, ARI has identified significant issues with the Revised Directive. As a result, in a letter to the FRA dated November 28, 2016, ARI has requested that the FRA immediately rescind or stay the Revised Directive without reinstating the Original Directive. In addition, ARI has sought judicial review of and relief from the Revised Directive. On December 13, 2016, ARI filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. In the petition, the Company asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. Briefs have been filed relating to this ongoing matter and a hearing date has been set by the court for September 22, 2017. The Company cannot assure you that this petition will be successful in reversing or modifying the Revised Directive or, if it is successful, whether it will be successful in a reasonable amount of time to benefit railcar owners with cars subject to the Revised Directive. Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. The Company's attempts to comply with the Revised Directive may fail if it is unable to get clarification from the FRA on a variety of questions and the Company or other railcar owners cannot meet the expectations of the FRA in complying with the Revised Directive.
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
Note 12 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, related to stock appreciation rights (SARs), and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Share-based compensation (income) expense
Cost of revenues: Manufacturing	$(17)	$(56)	$(35)	$(173)
Cost of revenues: Railcar services	(1)	(2)	(3)	(17)
Selling, general and administrative	(207)	82	(434)	(97)
Total share-based compensation (income) expense	$(225)	$24	$(472)	$(287)
As of June 30, 2017, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $1.7 million and were expected to be recognized over a weighted average period of 31 months.

Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2016	$415	$(2,015)	$(4,731)	$(6,331)
Currency translation	—	581	—	581
Reclassifications related to pension plans, net of tax effect of $132 (1)	—	—	216	216
Unrealized gain on available for sale securities, net of tax effect of $548 (2)	1,018	—	—	1,018
Reclassifications related to available for sale securities, net of tax effect of $638 (3)	(1,186)	—	—	(1,186)
Balance June 30, 2017	$247	$(1,434)	$(4,515)	$(5,702)

(1)—
These accumulated other comprehensive income components relate to amortization of actuarial loss/(gain) and prior period service costs/(benefits) and are included in the computation of net periodic costs for our pension plans. See Note 10 for further details and pre-tax amounts.

(2)—	The unrealized gain on available for sale securities, net of tax represents the change in fair value estimates that are based on quoted prices with an active trading market (Level 1).
(3)—
The realized gain on available for sale securities sold, net of tax represents the change in fair value estimates that are based on quoted prices with an active trading market (Level 1). The pre-tax realized gain was recorded in other income/(loss) on the condensed consolidated statements of operation.

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
ARI purchased $1.7 million and $3.5 million of components from ACF during the three and six months ended June 30, 2017, respectively, and $1.2 million and $2.8 million during the comparable periods in 2016.

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
Revenues of zero for the three and six months ended June 30, 2017 compared to $0.2 million and $0.7 million for the same periods in 2016, respectively, were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
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
For the three and six months ended June 30, 2017, revenues of $0.1 million and $0.2 million, respectively, compared to less than $0.1 million for both the three and six months ended June 30, 2016, were recorded under this agreement. This revenue related to sales of railcar components to ACF and profits on repair work performed by ACF and are included under manufacturing revenues from affiliates and railcar services revenues from affiliates on the condensed consolidated statements of operations.
Railcar management transition agreement
In connection with the ARL Closing, the RMTA was amended by a Joinder and Amendment to the RMTA, principally to join ACF as a party thereto, to address certain ACF books and records in the possession of ARL. The RMTA requires ARL to transfer to ACF certain books and records in the possession of ARL and has no other impact on ARI’s rights or obligations under the RMTA. The Joinder and Amendment to the RMTA was unanimously approved by the independent directors of the Company's audit committee.

Agreements with ARL
Prior to the ARL Closing Date, the Company had the following agreements with ARL, a company that was controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP, prior to ARL’s sale to Buyer. ARL is no longer considered a related party to the Company.
Railcar services agreement
In April 2011, the Company entered into a railcar services agreement with ARL (the Railcar Services Agreement). Under the Railcar Services Agreement, ARI provided ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices. The Railcar Services Agreement had an initial term of three years and automatically renewed for additional one year periods until the Railcar Services Agreement was terminated upon consummation of the ARL Sale, in accordance with the RMTA.
Revenues of $4.2 million and $10.1 million for the three and six months ended June 30, 2017, respectively compared to $7.3 million and $15.3 million for the same periods in 2016 were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company's audit committee.
Railcar management agreements and subcontractor agreement
From time to time, the Company and its wholly-owned subsidiaries have entered into railcar management agreements with ARL, pursuant to which the Company and its respective wholly-owned subsidiaries engaged ARL to manage, sell, operate, market, store, lease, re-lease, sublease and service ARI's railcars, subject to the terms and conditions of the agreement. These agreements provided that ARL would manage the leased railcars (as identified in the respective agreement) including arranging for services, such as repairs or maintenance, as deemed necessary. Each of these agreements was unanimously approved by the independent directors of the Company's audit committee.
On February 29, 2012, the Company entered into a railcar management agreement with ARL (the ARI railcar management agreement). The agreement, as amended, was effective January 1, 2011, and continued until the date of the ARL Sale. Effective as of the ARL Closing Date, ARI now manages the ARI Railcars and markets them for sale or lease. In December 2012, LLI entered into a similar agreement with ARL (the LLI railcar management agreement). On October 16, 2014, LLII entered into a railcar management agreement with ARL (the LLII railcar management agreement).
In January 2015, in connection with the Company's refinancing of its lease fleet financings, the LLI and LLII railcar management agreements were terminated and LLIII entered into a similar railcar management agreement with ARL. Pursuant to a Railcar Management Agreement, dated January 29, 2015, between Longtrain and ARL (the Longtrain RMA), ARL, as manager, has marketed Longtrain Railcars for lease, and has also arranged for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the Longtrain Railcars. In addition, a subsidiary of ARL serves as administrator of the accounts used to service the debt under the Longtrain Indenture. As previously disclosed, the RMTA, among other things, requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of the Longtrain Railcars under the Longtrain Indenture and certain related documents. ARI has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. ARI may be unable to obtain the Noteholder Consent for a variety of reasons.
As provided in the RMTA, following the ARL Closing the Longtrain RMA will continue in effect, with ARL remaining as manager of the Longtrain Railcars under the Longtrain RMA and the Longtrain Indenture, unless and until ARI obtains the Noteholder Consent and becomes the manager of the Longtrain Railcars. Further, as contemplated by the RMTA, effective as of the ARL Closing Date, ARI entered into a sub-contract arrangement with ARL (the Subcontractor Agreement) to provide services to ARL covering the day-to-day management of the Longtrain Railcars and the leases associated therewith. Under this arrangement, ARL and its subsidiary, as manager and administrator, respectively, will remain in control of the accounts used to service the debt under the Longtrain Indenture. During the term of the Subcontractor Agreement, management fees and expenses paid to ARL in respect of management duties subcontracted to ARI will be paid by ARL to ARI. The Subcontractor Agreement will continue until the earlier of the date on which ARI becomes the manager of the Longtrain Railcars following receipt of the Noteholder Consent, or the date that is thirty (30) months after the ARL Closing Date, unless terminated earlier pursuant to its terms.
Subject to the terms and conditions of each Railcar Management Agreement, ARL received, in respect of leased railcars, a management fee based on the lease revenues. Under the ARI railcar management agreement, in addition to the management fee, ARL received a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.
Total lease origination and management fees incurred under the Railcar Management Agreements were $1.0 million and $2.8 million for the three and six months ended June 30, 2017, respectively, compared to $1.6 million and $3.3 million for the same periods in 2016. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of $0.1 million and $0.3 million were incurred for the three and six months ended June 30, 2017, respectively, compared to $0.3 million and $0.6 million for the same periods in 2016. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Railcar management transition agreement
As previously disclosed, on December 16, 2016, ARI entered into the RMTA with ARL in anticipation of the ARL Sale. The RMTA, among other things, addresses the transition, from ARL to ARI following the ARL Sale, of the management of the ARI Railcars and the Longtrain Railcars. AEPC and SMRSH LLC, an affiliate of Buyer, are also parties to the RMTA for the limited purposes previously disclosed. Immediately prior to the ARL Sale, ARL and its subsidiaries were controlled by Mr. Carl Icahn, ARI’s principal beneficial stockholder, through Icahn Enterprises L.P. Following the ARL Sale, ARL is controlled by Buyer. AEPC is controlled by Mr. Icahn. In connection with the ARL Closing, the RMTA was amended by a Joinder and Amendment to the RMTA, principally to join ACF, a company controlled by Mr. Icahn, as a party thereto, to address certain ACF books and records in the possession of ARL.
In addition to the provisions of the RMTA related to the Railcar Management Agreements described above, the RMTA, among other things, requires ARL to transfer to ARI certain books and records and electronic data with respect to the Leased Railcars and the Company’s and LLIII's leasing businesses and otherwise assist in the transfer of the management of the leasing businesses to ARI. Pursuant to the terms and conditions of the RMTA, ARL provides ARI an irrevocable, fully paid, non-transferable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage its railcars and the Leased Railcars. The RMTA also provides for the termination, as of the consummation of the ARL Sale, of the Trademark License Agreement, dated as of June 30, 2005, between ARI and ARL (the Trademark License), pursuant to which ARI granted to ARL a license to use ARI’s trademarks “American Railcar” and the “diamond shape” of its logo, and provides for the wind-down of ARL’s use of such trademarks.
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
Pursuant to the terms and conditions of the RMTA, AEPC has agreed to (i) undertake certain payment and performance obligations of ARL to ARI and (ii) pay or reimburse, as applicable, certain costs and expenses of ARI incurred in connection with the ARL Sale and the RMTA. In addition, pursuant to the terms and conditions of the RMTA, Buyer and an affiliate of Buyer have agreed to undertake certain payment and performance obligations of ARL to ARI following the closing of the ARL Sale. The amount receivable from AEPC pursuant to the RMTA, which was recorded within 'accounts receivable, due from related parties' on the condensed consolidated balance sheets was $2.0 million as of June 30, 2017 and $0.6 million as of December 31, 2016.
The independent directors of the Company’s Audit Committee reviewed the terms and conditions of the RMTA and received advice from independent legal counsel in connection therewith. The Audit Committee unanimously approved the terms and conditions of, and the Company’s entry into, the RMTA and the joinder and amendment thereto.

Consulting services agreement

On February 15, 2017, ARI entered into a Consulting Services Agreement with ARL (Consulting Services Agreement). The Consulting Services Agreement was unanimously approved by the independent directors of ARI’s audit committee.

Pursuant to the terms and conditions of the Consulting Services Agreement, ARI provided customer service and engineering services to ARL upon ARL’s request. In order to provide the services, ARI designated and caused one or more of its employees to provide the services to ARL as provided in the Consulting Services Agreement. In exchange for the services performed under the Consulting Services Agreement, ARL paid to ARI a total weekly fee calculated based on the hours worked multiplied by a mutually agreed upon price for each of the services performed. In addition, ARL reimbursed ARI for all reasonable and documented costs and expenses incurred in accordance with the Consulting Services Agreement.

This agreement was terminable by ARI or ARL upon five business days’ prior written notice with respect to any or all of the services. This agreement terminated on the ARL Closing Date. Total fees billed to ARL under the Consulting Services Agreement were less than $0.1 million for the three and six months ended June 30, 2017 and were included within selling, general, and administrative expenses on the condensed consolidated statements of operations.
Agreements with other related parties
Railcar leases
Beginning in the third quarter of 2016, the Company leased railcars to a company controlled by Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP (the IELP Entity) under an operating lease arrangement. Revenues from railcars leased to the IELP Entity were $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2017. These revenues are included in railcar leasing revenues from affiliates on the consolidated statements of operations. There were no revenues from railcars leased to IELP entities for the same period during 2016. Any related party railcar lease agreements have been and will be subject to the approval or review by the independent directors of the Company's audit committee.
Railcar services
In conjunction with the ARL sale, each of AEPC RemainCo LLC (a wholly-owned subsidiary of AEPC) and AEP Rail RemainCo LLC (a wholly-owned subsidiary of AEP Rail) (each, a RemainCo and, collectively, the RemainCos) retained ownership of approximately 4,600 railcars that had previously been owned by ARL. Each RemainCo is controlled by Mr. Carl Icahn, ARI's principal beneficial stockholder, through IELP. During the three and six months ended June 30, 2017, revenue of $0.1 million was recorded related to railcar services performed on these railcars. There were no revenues recorded for the same periods during 2016. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations.
Consulting agreements
ARI entered into substantially identical consulting services agreements (each, a RemainCo Consulting Agreement and, collectively, the RemainCo Consulting Agreements) with each RemainCo. The RemainCos collectively own approximately 4,600 railcars that, pursuant to the terms and conditions of the purchase agreement governing the ARL Sale, may be sold to Buyer over a period of three years after the ARL Closing Date. Under the RemainCo Consulting Agreements, ARI has agreed to provide to each RemainCo, upon each RemainCo’s request, certain consulting services and facilitate communications among (i) each RemainCo, (ii) an unaffiliated, third party consultant engaged to assist each RemainCo to perform its duties regarding the inspection, testing and, if necessary, repair of railcars in accordance with the Federal Railroad Administration directive released September 30, 2016 and subsequently revised and superseded on November 18, 2016 (the Directive Duties), (iii) ARL, as manager of each RemainCo’s railcars (other than in respect of the Directive Duties), and (iv) other parties (collectively referred to as Services). In exchange for the Services to be performed under the RemainCo Consulting Agreements, each RemainCo will pay to ARI a total weekly fee calculated based on employee hours worked multiplied by an agreed upon rate for the Services performed. In addition, each RemainCo will reimburse ARI for all reasonable and documented costs and expenses incurred in accordance with each RemainCo Consulting Agreement. Each RemainCo Consulting Agreement is terminable by ARI or the applicable RemainCo upon five business days’ prior written notice with respect to any or all of the Services. On July 31, 2017, ARI and each RemainCo amended and restated the RemainCo Consulting Agreements to provide ARI additional flexibility related to which employees may provide the Services. The Amended and Restated RemainCo Consulting Agreements are effective as of June 1, 2017. During the three and six months ended June 30, 2017, consulting fees billed to the RemainCos were less than $0.1 million. There was no consulting work performed for the RemainCos in 2016.
Other Agreements
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 and was renewed in September 2016, with an effective date in December 2015, to among other things, extend the term through May 2019, after which the agreement continues until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $0.6 million and $1.5 million for the three and six months ended June 30, 2017, respectively, compared to $0.4 million and $0.8 million for the same periods in 2016. This agreement was unanimously approved by the independent directors of the Company’s audit committee.

Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Fees incurred as a member of the Insight Portfolio Group were less than $0.1 million for the three months ended June 30, 2017 and 2016 and were $0.1 million for the six months ended June 30, 2017 and 2016. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with joint ventures
Loans to joint ventures
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lending party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $14.8 million and $17.7 million as of June 30, 2017 and December 31, 2016, respectively. See Note 6, Investments in and Loans to Joint Ventures, to our condensed consolidated financial statements, for further information regarding this transaction and the terms of the underlying loans.
Railcar component purchases from joint ventures
ARI purchased railcar components from its joint ventures amounting to $4.4 million and $10.6 million for the three and six months ended June 30, 2017, respectively, compared to $9.7 million and $14.4 million for the same periods in 2016.
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
Railcar leasing
Railcar leasing consists of railcars manufactured by the Company and leased to third parties under operating leases. Earnings from operations for railcar leasing include an allocation of selling, general and administrative costs and also reflect origination fees paid to ARL associated with originating the lease to the Company’s leasing customers prior to the ARL Sale. The origination fees represent a percentage of the revenues from the lease over its initial term and are paid up front.
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

	Three Months Ended June 30, 2017
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$55,087	$55,442	$110,529	$7,299
Railcar leasing	33,717	—	33,717	18,690
Railcar services	20,216	1,883	22,099	3,329
Corporate	—	—	—	(4,953)
Eliminations	—	(57,325)	(57,325)	(2,215)
Total Consolidated	$109,020	$—	$109,020	$22,150

	Three Months Ended June 30, 2016
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$97,548	$9,266	$106,814	$15,538
Railcar leasing	33,209	—	33,209	20,237
Railcar services	19,727	609	20,336	3,059
Corporate	—	—	—	(4,441)
Eliminations	—	(9,875)	(9,875)	1,581
Total Consolidated	$150,484	$—	$150,484	$35,974

	Six Months Ended June 30, 2017
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$115,813	$115,546	$231,359	$16,450
Railcar leasing	67,552	—	67,552	37,500
Railcar services	40,336	2,215	42,551	5,045
Corporate	—	—	—	(9,225)
Eliminations	—	(117,761)	(117,761)	(5,705)
Total Consolidated	$223,701	$—	$223,701	$44,065

	Six Months Ended June 30, 2016
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$221,340	$32,897	$254,237	$38,224
Railcar leasing	65,977	—	65,977	39,912
Railcar services	39,347	1,568	40,915	6,567
Corporate	—	—	—	(8,949)
Eliminations	—	(34,465)	(34,465)	917
Total Consolidated	$326,664	$—	$326,664	$76,671

Total Assets	June 30, 2017	December 31, 2016
	(in thousands)
Manufacturing	$234,989	$256,622
Railcar leasing	1,354,037	1,254,824
Railcar services	61,573	57,061
Corporate/Eliminations	(190,241)	(112,257)
Total Consolidated	$1,460,358	$1,456,250
Sales to Related Parties
As discussed in Note 14, Related Party Transactions, ARI has numerous arrangements with related parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Manufacturing	0.1%	0.1%	0.1%	0.2%
Railcar leasing	0.2%	—%	0.2%	—%
Railcar services	4.0%	4.8%	4.7%	4.7%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Manufacturing revenues from significant customers	34.3%	46.1%	32.5%	33.9%

Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Manufacturing receivables from significant customers	30.3%	53.4%
Note 16 — Subsequent Events
On July 27, 2017, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of September 8, 2017 that will be paid on September 22, 2017.

In July 2017, the Company sold short term investments with a value of $1.8 million at June 30, 2017 for a realized gain of $0.4 million.

See Note 14, Related Party Transactions, Agreements with other related parties, Consulting agreements, for a discussion of the RemainCo Consulting Agreements that were amended and restated on July 31, 2017 and effective as of June 1, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, our plans, and the industry's ability, to address the Federal Railroad Administration (FRA) directive released September 30, 2016 and subsequently revised and superseded on November 18, 2016 (FRA Directive), our plans to continue to transition the management of our lease fleet from ARL to in-house and terminate our contractual agreements with ARL, expected future trends relating to our industry, products and markets, the potential impact of regulatory developments, including developments related to the FRA Directive, anticipated customer demand for our products and services, trends relating to our shipments, leasing business, railcar services, revenues, profit margin, capacity, financial condition and results of operations; trends related to railcar shipments for direct sale versus lease, our backlog and any implication that our backlog may be indicative of our future revenues, our strategic objectives and long-term strategies, our results of operations, financial condition and the sufficiency of our capital resources, our capital expenditure plans, short- and long-term liquidity needs, ability to service our current debt obligations and future financing plans, our Stock Repurchase Program, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and our lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Investors should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	our prospects in light of the cyclical nature of our business;

•	the health of and prospects for the overall railcar industry;

•	risks relating to our compliance with the FRA Directive, any developments related to the FRA Directive and any costs or loss of revenue related thereto;

•	the risk of being unable to market or remarket railcars for sale or lease at favorable prices or on favorable terms or at all;

•	risks relating to the ongoing transition of the management of our railcar leasing business from ARL to in-house management following completion of the ARL Sale;

•	fluctuations in commodity prices, including oil and gas;

•	the impact, costs and expenses of any warranty claims to which we may be subject now or in the future;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale;

•	risks relating to our compliance with, and the overall railcar industry's implementation of, United States and Canadian regulations related to the transportation of flammable liquids by rail;

•	our ability to manage overhead and variations in production rates;

•	our ability to recruit, retain and train qualified personnel;

•	the impact of any economic downturn, adverse market conditions or restricted credit markets;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the ongoing risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the risks associated with ongoing compliance with environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the impact, costs and expenses of any litigation to which we may be subject now or in the future;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production capabilities at our joint ventures;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to support the growth of our lease fleet;

•	the impact of repurchases pursuant to our Stock Repurchase Program on our current liquidity and the ownership percentage of our principal beneficial stockholder through IELP, Mr. Carl Icahn;

•	the conversion of our railcar backlog into revenues equal to our reported estimated backlog value;

•	the risks and impact associated with any potential joint ventures, acquisitions, strategic opportunities, dispositions or new business endeavors;

•	the integration with other systems and ongoing management of our new enterprise resource planning system; and

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.
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
EXECUTIVE SUMMARY
We are a prominent North American designer and manufacturer of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. We use certain of these components in our own railcar manufacturing and/or sell certain of these products to third parties. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services, for our fleet, and for other railcar owners. Our business model combines manufacturing, railcar leasing and railcar services and is designed to support the industry with complete railcar solutions over the full life cycle of the railcar.
During the second quarter of 2017, we have continued to experience a steady level of inquiries for covered hopper railcars focusing on a variety of railcar types while tank railcar inquiries have been soft and focused on specialty tank railcars. Our backlog also continued to decline during the quarter as shipments exceeded orders; however, we received orders for 798 railcars during the second quarter of 2017, which brings our total orders for the first half of 2017 to 1,672. This total compares to orders for 1,568 railcars for the full year of 2016. Railcar loadings as reported by the AAR have remained at stable levels in recent months since a rise in early 2017, but are not at high enough levels to increase demand for new railcars or bring more railcars out of storage. We cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders, shipments, pricing, lease utilization and/or lease rates will track industry-wide trends.
Our consolidated operating margin was 19.7% for the six months ended June 30, 2017 and was supported by our continued commitment to the growth of our railcar leasing segment with a lease fleet of 12,414 railcars at June 30, 2017. Total railcar shipments were 1,076 during the second quarter of 2017, an increase of 5.8% compared to the same period in 2016. These shipments included 545 railcars built for our lease fleet, representing 50.7% of the total railcar shipments compared to 8.4% for the same period in 2016. This quarterly rate is high relative to our historical average and thus may not be indicative of future quarterly rates, but it is consistent with our strategy to continue to invest in and grow our lease fleet. Shipments and orders for railcars on long-term leases not only help us to maintain a steady level of production during the manufacturing period, but also provide a steady stream of future cash flows. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
Since 2011, we have strategically grown our lease fleet to include a mix of tank and hopper railcars for varying types of service, and this strategy is further emphasized as we have begun to manage our railcar leasing business in-house and increased our existing sales force during the quarter. Although the industry is experiencing a period of softer lease rates as a result of the current competitive nature of the overall market, we believe the expiration dates of our operating leases being spread over the next several years will help mitigate the risks of renewing leases at lower rates or any inability we may experience in renewing or re-leasing these railcars. As of June 30, 2017, our backlog was 2,878 railcars, of which 715 we currently expect to build for our lease fleet. With our current liquidity of $302.8 million, including $200.0 million available under our revolving credit facility, and additional unencumbered railcars available to borrow against, we have the ability to further grow our lease fleet as demand dictates.
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
The direction of our knowledgeable management team, which was further enhanced with the addition of our lease fleet management team and additions to our sales force, along with the flexibility of our workforce provide us with the ability to effectively adjust our production rates in an effort to align them with industry trends. Even at lower production levels, we continue to efficiently produce high quality hopper and tank railcars.
We believe our integrated business model of providing complete life cycle solutions for the railcar industry provides a solid foundation of knowledge that we will continue to leverage as we expand our internally-managed railcar leasing business. We believe our approach will help us continue to be competitive in the North American railcar leasing market as we continue to utilize synergies from our manufacturing and railcar services operations. Our structure as both a manufacturer and lessor provides us with numerous competitive advantages, including increased flexibility and lower costs, relative to other lessors in the industry.
FRA Directive
As previously disclosed, on September 30, 2016 the FRA issued Railworthiness Directive (RWD) No. 2016-01 (the Original Directive), as discussed in Note 11, Commitments and Contingencies, to the consolidated financial statements located in Part I of this report. The Original Directive addressed, among other things, certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF Industries, LLC (ACF). ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. We met and corresponded with the FRA following the issuance of the Original Directive to express our concerns with the Original Directive and its impact on ARI, as well as the industry as a whole.
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
During 2016, we recorded a loss contingency of $12.3 million related to the Revised Directive to cover its probable and estimable liabilities taking into account available information and our contractual obligations in our capacity as both a manufacturer and owner of railcars subject to the Revised Directive. During the three and six months ended June 30, 2017, there were no material developments related to the Revised Directive. During the second quarter of 2017, certain tank railcars subject to the Revised Directive were inspected, tested, and, if necessary, repaired, all as mandated by the Revised Directive. As a result of these services and our revised assumptions, the contingency reserve was decreased to $10.1 million as of June 30, 2017. This contingency amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets and will continue to be evaluated as our and our customers' compliance with the Revised Directive progresses and we evolve our understanding of the impact that the Revised Directive may have on its business, including results of operations and cash flows. Actual results could differ from this estimate.
It is reasonably possible that a loss exists in excess of the amount accrued by us. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency of $10.1 million cannot be reasonably estimated at this time.
Although the Revised Directive addressed some of our concerns and clarified certain requirements of the Original Directive, we have identified significant issues with the Revised Directive. As a result, in a letter to the FRA dated November 28, 2016, we requested that the FRA immediately rescind or stay the Revised Directive without reinstating the Original Directive. In addition, we have sought judicial review of and relief from the Revised Directive. On December 13, 2016, we filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. We asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. Briefs have been filed related to this ongoing matter and a hearing date has been set by the court for September 22, 2017. We cannot assure you that this petition will be successful in reversing or modifying the Revised Directive to benefit owners with railcars subject to the Revised Directive or, if it is successful, whether it will be successful in a reasonable amount of time. Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. Our attempts to comply with the Revised Directive may fail if we are unable to get clarification from the FRA on a variety of questions and we do not meet the expectations of the FRA in complying with the Revised Directive.
RESULTS OF OPERATIONS
Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016
Consolidated Results

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2017	2016	Change	Change	2017	2016	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$55,087	$97,548	$(42,461)	(43.5)	$115,813	$221,340	$(105,527)	(47.7)
Railcar leasing	33,717	33,209	508	1.5	67,552	65,977	1,575	2.4
Railcar services	20,216	19,727	489	2.5	40,336	39,347	989	2.5
Total revenues	$109,020	$150,484	$(41,464)	(27.6)	$223,701	$326,664	$(102,963)	(31.5)
Cost of revenues:
Manufacturing	$(51,121)	$(81,437)	$30,316	(37.2)	$(105,680)	$(183,718)	$78,038	(42.5)
Other operating income	1,033	—	1,033	*	1,064	—	1,064	*
Railcar leasing	(11,617)	(10,356)	(1,261)	12.2	(23,676)	(20,531)	(3,145)	15.3
Railcar services	(16,146)	(15,420)	(726)	4.7	(33,536)	(30,657)	(2,879)	9.4
Total cost of revenues	$(77,851)	$(107,213)	$29,362	(27.4)	$(161,828)	$(234,906)	$73,078	(31.1)
Selling, general and administrative	(9,019)	(7,297)	(1,722)	23.6	(17,821)	(15,254)	(2,567)	16.8
Net gains on disposition of leased railcars	—	—	—	*	13	167	(154)	*
Earnings from operations	$22,150	$35,974	$(13,824)	(38.4)	$44,065	$76,671	$(32,606)	(42.5)

* - Not Meaningful
Revenues
Our total consolidated revenues for the three and six months ended June 30, 2017 decreased by 27.6% and 31.5%, respectively, compared to the same periods in 2016. These decreases were primarily due to decreased revenues in our manufacturing segment, partially offset by slight increases in revenues in our railcar leasing and railcar services segments.
During the three months ended June 30, 2017, we shipped 531 direct sale railcars, which excludes 545 railcars (50.7% of total shipments) built for our lease fleet, compared to 932 direct sale railcars for the same period of 2016, which excludes 85 railcars (8.4% of total shipments) built for our lease fleet.
During the six months ended June 30, 2017, we shipped 1,080 direct sale railcars, which excludes 1,147 railcars (51.5% of total shipments) built for our lease fleet, compared to 2,062 direct sale railcars for the same period of 2016, which excludes 285 railcars (12.1% of total shipments) built for our lease fleet.
Manufacturing revenues decreased by 43.5% during the three month period ended June 30, 2017 compared to the same period of 2016. This change included a 32.8% decrease driven by multiple factors, including fewer hopper and tank railcar shipments for direct sale and more competitive pricing for both railcar types. In total, we shipped 401 fewer direct sale railcars during the three month period ended June 30, 2017 compared to the same period in 2016. Also contributing to the overall decrease was a 10.7% decrease due to lower revenues from material cost changes that we generally pass through to customers.
Manufacturing revenues decreased by 47.7% during the six month period ended June 30, 2017 compared to the same period of 2016. This change included a 45.6% decrease driven by multiple factors, including fewer hopper and tank railcar shipments for direct sale, more competitive pricing for both railcar types, and a higher mix of hopper railcars sold, which generally sell at lower prices than tank railcars due to less material and labor content. In total, we shipped 982 fewer direct sale railcars during the six month period ended June 30, 2017 compared to the same period in 2016. Also contributing to the overall decrease was a 2.1% decrease due to lower revenues from material cost changes that we generally pass through to customers, as discussed below.
Railcar leasing revenues increased by 1.5% and 2.4% during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 due primarily to an increase in the number of railcars in our lease fleet, partially offset by a decline in weighted average lease rates. The lease fleet grew to 12,414 railcars at June 30, 2017 from 10,641 railcars at June 30, 2016.

Railcar services revenues increased by 2.5% during each of the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to increased demand and additional capacity from our mobile repair operations, partially offset by decreased demand for tank railcar qualifications and tank railcar exterior paint and interior linings at certain shops. Our tank railcar manufacturing facility provides us the flexibility not only to produce railcars, but also to perform repair and retrofit services in a production line set-up offering another option for us to meet our customers' repair needs. This additional flexibility allowed us to complete certain repair projects at our tank railcar manufacturing facility during the three and six months ended June 30, 2017 that were performed to a lesser extent during the comparable periods of 2016.
Cost of revenues
Our total consolidated cost of revenues decreased by 27.4% and 31.1% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 due to decreased cost of revenues in our manufacturing segment, which was partially offset by an increase in our railcar leasing and railcar services segments.
Cost of revenues (excluding the other operating income attributable to the manufacturing segment) decreased for our manufacturing segment by 37.2% and 42.5% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, including 24.8% and 40.1% decreases, respectively, driven primarily by lower overall railcar shipments for direct sale. Also contributing to this overall decrease were 12.8% and 2.6% decreases, respectively, driven by lower material costs for key components and steel. These lower material costs are also reflected as a decrease in selling prices as our practice is to generally pass changes in these costs through to the customer.
Cost of revenues for our railcar leasing segment increased by 12.2% and 15.3% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above, and increased maintenance costs associated with both our growing lease fleet and certain railcars reassigned to other lessees.

Cost of revenues for our railcar services segment increased by 4.7% and 9.4% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to an increase in demand for our mobile repair services and repair projects performed at our tank railcar manufacturing facility and an unfavorable mix of repair work causing inefficiencies at certain repair facilities during 2017, each as discussed above.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative expenses were $9.0 million and $17.8 million for the three and six months ended June 30, 2017, respectively, compared to $7.3 million and $15.3 million for the same periods in 2016. These increases were primarily due to a prior year credit to bad debt expense, higher legal expenses and increased compensation costs primarily related to the increased workforce in sales and fleet management due to the ongoing transition of managing our lease fleet in-house, all partially offset by decreased commissions due to the sale of fewer railcars for direct sale and decreased stock-based compensation costs due to fluctuations in the Company’s stock price.
Interest expense
Our total consolidated interest expense decreased by $0.2 million and $0.6 million for the three and six months ended June 30, 2017, respectively, compared to the same period in 2016. These decreases were primarily driven by a lower average debt balances during these periods of 2017 compared to the same periods in 2016.
Earnings (Loss) from Joint Ventures
The breakdown of our earnings (loss) from joint ventures during the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Ohio Castings	$(11)	$34	$(45)	$(823)	$(165)	$(658)
Axis	807	1,424	(617)	2,169	3,109	(940)
Total Earnings from Joint Ventures	$796	$1,458	$(662)	$1,346	$2,944	$(1,598)
Our joint venture earnings were $0.8 million and $1.3 million for the three and six months ended June 30, 2017, respectively, compared to earnings of $1.5 million and $2.9 million for the same periods in 2016, respectively. Our Ohio Castings joint venture experienced certain ramp down costs in connection with the idling of the facility in early 2017 and continues to run at a loss due to being idled. Earnings from our Axis joint venture declined in the first half of 2017 compared to the same period of 2016 due to lower production levels in line with expected industry demand. Even with its lower production levels, earnings remain strong for Axis, reflecting strong efficiencies.
Income Tax Expense
Our income tax expense was $8.8 million, or 44.7% of our earnings before income taxes, and $15.6 million, or 42.1% of our earnings before income taxes and for the three and six months ended June 30, 2017, respectively, compared to $12.3 million or 38.2% of our earnings before income taxes, and $26.3 million, or 38.1% of our earnings before income taxes for the same periods in 2016. Our annual effective tax rate has increased in 2017 compared to 2016 as we do not anticipate any benefits from the domestic production activities deduction. Furthermore, based upon our accounting policy for the realization of deferred tax assets, our effective tax rate was impacted by the recognition of a valuation allowance against our capital loss carryforward. This significant discrete item impacted our tax rate by $1.1 million or a 5.1% and 2.7% increase to the tax rate for the three and six months ended June 30, 2017, respectively.
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

	Three Months Ended June 30,
	2017			2016
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$55,087	$55,442	$110,529	$97,548	$9,266	$106,814	$3,715
Railcar leasing	33,717	—	33,717	33,209	—	33,209	508
Railcar services	20,216	1,883	22,099	19,727	609	20,336	1,763
Eliminations	—	(57,325)	(57,325)	—	(9,875)	(9,875)	(47,450)
Total Consolidated	$109,020	$—	$109,020	$150,484	$—	$150,484	$(41,464)

	Six Months Ended June 30,
	2017			2016
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$115,813	$115,546	$231,359	$221,340	$32,897	$254,237	$(22,878)
Railcar leasing	67,552	—	67,552	65,977	—	65,977	1,575
Railcar services	40,336	2,215	42,551	39,347	1,568	40,915	1,636
Eliminations	—	(117,761)	(117,761)	—	(34,465)	(34,465)	(83,296)
Total Consolidated	$223,701	$—	$223,701	$326,664	$—	$326,664	$(102,963)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Earnings (Loss) from Operations
Manufacturing	$7,299	$15,538	$(8,239)	$16,450	$38,224	$(21,774)
Railcar leasing	18,690	20,237	(1,547)	37,500	39,912	(2,412)
Railcar services	3,329	3,059	270	5,045	6,567	(1,522)
Corporate	(4,953)	(4,441)	(512)	(9,225)	(8,949)	(276)
Eliminations	(2,215)	1,581	(3,796)	(5,705)	917	(6,622)
Total Consolidated	$22,150	$35,974	$(13,824)	$44,065	$76,671	$(32,606)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment Operating Margins
Manufacturing	6.6%	14.5%	7.1%	15.0%
Railcar leasing	55.4%	60.9%	55.5%	60.5%
Railcar services	15.1%	15.0%	11.9%	16.1%
Manufacturing
Our manufacturing segment revenues, including revenues for railcars built for our lease fleet, decreased by $3.7 million and $22.9 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decrease for the three months ended June 30, 2017 resulted from multiple factors, including an overall decrease in average selling prices due to more competitive pricing for both hopper and tank railcars, and lower revenues from material cost changes that we generally pass through to customers. The decrease for the six months ended June 30, 2017 resulted from multiple factors, including lower volume of shipments, as discussed below, an overall decrease in average selling prices with a higher mix of hopper railcars, overall more competitive pricing, and lower revenues from material cost changes that we generally pass through to customers.
During the second quarter of 2017, we shipped 1,076 railcars, including 545 railcars built for our lease fleet, compared to 1,017 railcars, including 85 railcars built for our lease fleet for the same period of 2016. During the first six months of 2017, we shipped 2,227 railcars, including 1,147 railcars built for our lease fleet, compared to 2,347 railcars, including 285 railcars built for our lease fleet for the same period of 2016.
Manufacturing segment revenues for the three and six months ended June 30, 2017 included revenues of $54.6 million and $113.8 million, respectively, relating to railcars built for our lease fleet compared to $9.3 million and $32.9 million for the same periods in 2016. These increases in revenues related to railcars built for our lease fleet were due to higher quantities of both tank and hopper railcars shipped for lease as we continue to focus on growing our lease fleet. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 50.7% and 51.5% of our railcar shipments during the three and six months ended June 30, 2017, respectively, compared to 8.4% and 12.1% of our railcar shipments during the same periods in 2016.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as profit for railcars manufactured for our railcar leasing segment, decreased by $8.2 million and $21.8 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Profit on railcars built for our lease fleet, which is eliminated in consolidation, was $4.8 million and $10.9 million for the three and six months ended June 30, 2017 compared to $1.1 million and $4.5 million for the same periods in 2016. The profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Operating margin from our manufacturing segment decreased to 6.6% and 7.1% for the three and six months ended June 30, 2017, respectively, compared to 14.5% and 15.0% for the same periods in 2016. These decreases for both earnings from operations and operating margin were primarily due to higher costs associated with lower production volumes and more competitive pricing for both tank and hopper railcars.
Railcar Leasing
Our railcar leasing segment revenues for the three and six months ended June 30, 2017 increased by $0.5 million and $1.6 million, respectively, compared to the same periods in 2016. The increases in revenues were driven by an increase in railcars on lease with third parties.
For the three months ended June 30, 2017, our railcar leasing segment revenues included transactions with affiliates, totaling $0.2 million, or 0.2% of our total consolidated revenues. For the six months ended June 30, 2017, our railcar leasing segment revenues included transactions with affiliates, totaling $0.4 million, or 0.2% of our total consolidated revenues There were no such revenues recorded for the comparable periods during 2016.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, decreased by $1.5 million and $2.4 million for the three and six months ended June 30, 2017 compared to the same periods in 2016. Operating margin from our railcar leasing segment decreased to 55.4% and 55.5% for the three and six months ended June 30, 2017 compared to 60.9% and 60.5% for the same period in 2016. These decreases were due to increased maintenance costs, and lower lease rates on certain renewals.
Railcar Services
Our railcar services segment revenues increased by $1.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. These increases were primarily due to increased demand and additional capacity from our mobile repair operations and an increase in repair work performed at our tank railcar manufacturing facility as well as intercompany revenue that is eliminated in consolidation, partially offset by decreased demand for tank railcar qualifications and tank railcar exterior paint and interior linings.
For the three and six months ended June 30, 2017, our railcar services segment revenues included transactions with affiliates totaling $4.4 million, or 4.0%, of our total consolidated revenues and $10.5 million, or 4.7%, of our total consolidated revenues, respectively, compared to $7.3 million or 4.8%, of our total consolidated revenues and $15.3 million, or 4.7%, of our total consolidated revenues for the same periods in 2016.

Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, increased by $0.3 million for the three months ended June 30, 2017 compared to the same period of 2016 and operating margins for this segment increased to 15.1% for the three months ended June 30, 2017 compared to 15.0% for the same period in 2016. These increases were due primarily to increased volume in our mobile repair services group and increased intercompany repair work on the Company's larger lease fleet partially offset by decreased demand mentioned above.
Earnings from operations for our railcar services segment decreased $1.5 million for the six months ended June 30, 2017 compared to the same period in 2016. Operating margins for this segment decreased to 11.9% for the six months ended June 30, 2017 compared to 16.1% for the same period in 2016. This decrease is due predominately to an unfavorable mix of work as discussed above, partially offset by an increase in demand for our mobile repair services.
BACKLOG
We define backlog as the number and estimated market value of new railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of June 30, 2017, our total backlog was 2,878 railcars, of which we currently expect 2,163 railcars with an estimated market value of $203.6 million to be for direct sale and 715 railcars with an estimated market value of $66.5 million to be added to our lease fleet. As of December 31, 2016, our total backlog was 3,813 railcars, of which we expected 2,176 railcars with an estimated market value of $198.3 million to be direct sales and 1,637 railcars with an estimated market value of $152.2 million to be added to our lease fleet. Our backlog at June 30, 2017 included 70 railcars for an affiliated customer with an estimated market value of $6.7 million to be added to our lease fleet. Our entire backlog as of December 31, 2016 related to railcars for non-affiliated customers.
Railcars for Sale. As of June 30, 2017, 75.2% of the total number of railcars in our backlog were expected to be railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.
Railcars for Lease. As of June 30, 2017, 24.8% of the total number of railcars in our backlog were expected to be added to our lease fleet. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2017, we had net working capital of $172.0 million, including $102.8 million of cash and cash equivalents. As of June 30, 2017, we had $558.4 million of debt outstanding, net of unamortized debt issuance costs of $4.8 million under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII), and we also had up to $200.0 million available to us under a revolving loan, as discussed further below.
Outstanding and Available Debt
Subsidiary lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. LLIII issued $625.5 million in aggregate principal amount of notes, pursuant to an Indenture (the Longtrain Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively with the Class A-1 Notes, the Notes). As of June 30, 2017, there were $187.9 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Longtrain Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of June 30, 2017 and December 31, 2016, the liquidity reserve amount was $16.7 million and was included within 'Restricted cash' on the condensed consolidated balance sheets.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Longtrain Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Longtrain Indenture, early amortization of the Notes may be required in certain circumstances. If the Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest will accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. LLIII can prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the scheduled payment date occurring in January 2018. LLIII can prepay or redeem the Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the scheduled payment date occurring in January 2022.
The Longtrain Indenture also contains certain customary events of default, including among others, failure to pay amounts when due after applicable grace periods, failure to comply with certain covenants and agreements, and certain events of bankruptcy or insolvency. Certain events of default under the Longtrain Indenture will make the outstanding principal balance and accrued interest on the Notes, together with all amounts then due and owing to the noteholders, immediately due and payable without further action. For other events of default, the Indenture Trustee, acting at the direction of a majority of the noteholders, may declare the principal of and accrued interest on all Notes then outstanding to be due and payable immediately.
The Notes are obligations of LLIII, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of LLIII consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLIII without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective financing documents. As of June 1, 2017, ARI has subcontracted with ARL to provide services to ARL covering the day-to-day management of the LLIII railcars and the leases associated therewith until the earlier of the date on which ARI becomes the manager of the LLIII railcars following receipt of the consent of noteholders, or the date that is thirty (30) months after the ARL Closing Date (as defined below), unless terminated earlier pursuant to its terms. See below and Note 14, Related Party Transactions, for further discussion regarding this agreement with ARL and the impact of the ARL Sale.
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
The Revolving Loans and the other obligations under the 2015 Credit Agreement are fully recourse to us and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by us (the Election), the applicable railcar management agreement with ARL. Due to the ARL Sale, we do not expect to make any Election under the 2015 Credit Agreement.

Subject to the provisions of the 2015 Credit Agreement, the Revolving Loans may be borrowed and reborrowed until the maturity date. The Revolving Loans may be prepaid at our option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement.
The Revolving Loans are also subject to acceleration upon and following specified events of default. The 2015 Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to us and, following the Election, ARL, which are customarily applicable to senior secured facilities. Key defaults and events of default include failure to repay principal, interest, fees and other amounts owed under the 2015 Credit Agreement; making misrepresentations; cross-defaults to certain other indebtedness of ours; the rendering of certain judgments against us; impermissible transfers of equipment; occurrence of a Material Adverse Change (as defined in the 2015 Credit Agreement); and our bankruptcy or insolvency. Many defaults are subject to cure periods prior to such default giving rise to the right of the lenders and administrative agent to accelerate the Revolving Loans and to exercise remedies. We were in compliance with the covenants under the 2015 Credit Agreement as of June 30, 2017.
If a default occurs and is not cured within any applicable grace period or is not waived, the lenders and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the 2015 Credit Agreement. If the indebtedness under the 2015 Credit Agreement were accelerated, we may not have sufficient funds to pay such indebtedness. In that event, the lenders and the administrative agent would be entitled to enforce their security interests in the collateral securing such indebtedness.
Prior to the ARL Sale, ARL acted as the manager of the railcars pledged as collateral under the 2015 Credit Agreement. Upon the consummation of the ARL Sale, we became the manager of those railcars; however the leases for those railcars remain pledged under a collateral agency agreement between U.S. Bank National Association as collateral agent, ARL as manager, and the pledgers party thereto, including us. We anticipate seeking an amendment to the 2015 Credit Agreement to allow us to transfer the pledged leases to a new collateral agency agreement under which we act as manager, as well as other minor changes related to the transition of railcar management from ARL to us.
Management Transition of our Railcar Leasing Business
As previously disclosed, on December 16, 2016, we entered into a railcar management transition agreement (the RMTA) with ARL in anticipation of the expected sale of ARL (the ARL Sale) to SMBC Rail Services LLC (Buyer). The RMTA, among other things, addresses the transition, from ARL to us following the ARL Sale, of the management of railcars owned by ARI (the ARI Railcars) and railcars owned by LLIII (the Longtrain Railcars). American Entertainment Properties Corporation (AEPC) and SMRSH LLC, an affiliate of Buyer, are also parties to the RMTA for the limited purposes previously disclosed. Immediately prior to the ARL Sale, ARL and its subsidiaries were controlled by Mr. Carl Icahn, ARI’s principal beneficial stockholder, through Icahn Enterprises L.P. Following the ARL Sale, ARL is controlled by Buyer. AEPC is controlled by Mr. Icahn. The ARL Sale was consummated (the ARL Closing) on June 1, 2017 (the ARL Closing Date). In connection with the ARL Closing, the RMTA was amended by a Joinder and Amendment to the RMTA, principally to join ACF Industries, LLC, a company controlled by Mr. Icahn (ACF) as a party thereto, to address certain ACF books and records in the possession of ARL. The Railcar Management Agreement, dated February 29, 2012 (as amended), between ARI and ARL, pursuant to which ARL managed the ARI Railcars and marketed them for sale or lease was terminated pursuant to the terms of the RMTA as of the ARL Closing Date. And effective as of the ARL Closing Date, ARI now manages the ARI Railcars and markets them for sale or lease.
Pursuant to a Railcar Management Agreement, dated January 29, 2015, between Longtrain and ARL (the Longtrain RMA), ARL, as manager, has marketed Longtrain Railcars for lease, and has also arranged for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the Longtrain Railcars. In addition, a subsidiary of ARL serves as administrator of the accounts used to service the debt under the Longtrain Indenture. As previously disclosed, the RMTA, among other things, requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of the Longtrain Railcars under the Longtrain Indenture and certain related documents. ARI has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. ARI may be unable to obtain the Noteholder Consent for a variety of reasons.
As provided in the RMTA, following the ARL Closing the Longtrain RMA will continue in effect, with ARL remaining as manager of the Longtrain Railcars under the Longtrain RMA and the Longtrain Indenture, unless and until ARI obtains the Noteholder Consent and becomes the manager of the Longtrain Railcars. Further, as contemplated by the RMTA, effective as of the ARL Closing Date, ARI entered into a sub-contract arrangement with ARL (the Subcontractor Agreement) to provide services to ARL covering the day-to-day management of the Longtrain Railcars and the leases associated therewith. Under this arrangement, ARL and its subsidiary, as manager and administrator, respectively, will remain in control of the accounts used to service the debt under the Longtrain Indenture. During the term of the Subcontractor Agreement, management fees and expenses paid to ARL in respect of management duties subcontracted to ARI will be paid by ARL to ARI. The Subcontractor Agreement will continue until the earlier of the date on which ARI becomes the manager of the Longtrain Railcars following receipt of the Noteholder Consent, or the date that is thirty (30) months after the ARL Closing Date, unless terminated earlier pursuant to its terms.
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$52,152	$87,484	$(35,332)
Investing activities	(100,075)	(40,963)	(59,112)
Financing activities	(27,906)	(145,115)	117,209
Effect of exchange rate changes on cash and cash equivalents	69	(19)	88
Decrease in cash and cash equivalents	$(75,760)	$(98,613)	$22,853

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the six months ended June 30, 2017 was $52.2 million compared to net cash provided by operating activities of $87.5 million for the same period in 2016. This decrease was primarily due to decreased earnings, as described above, and changes in various operating assets and liabilities, including accrued expenses and taxes, as well as accounts receivable, income taxes receivable, inventories, and accounts payable, due to the timing of shipments and customer payments.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the six months ended June 30, 2017 was $100.1 million compared to $41.0 million in the same period in 2016. The increase was a result of an increase in leased railcars, partially offset by reduced capital expenditures during the first six months of 2017 compared to the same period in 2016.
Net Cash (Used In) Provided By Financing Activities
Our net cash used in financing activities for the six months ended June 30, 2017 was $27.9 million compared to net cash used in financing activities of $145.1 million for the same period in 2016. The cash used in financing activities during the first six months of 2016 included the $100.0 million repayment of our Revolving Loan and repurchases of $16.9 million of shares of our common stock under our stock repurchase program (the Stock Repurchase Program), as described further below.
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
Capital expenditures for the six months ended June 30, 2017 were $103.8 million for manufacturing railcars for lease to others to expand our business and $3.4 million for capitalized projects to maintain equipment, improve efficiencies and reduce costs. Our current capital expenditure plans for the remainder of 2017 include projects that we expect will maintain equipment, improve efficiencies, reduce costs, and add to our railcar lease fleet. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services.

Future Liquidity
As of June 30, 2017, our current liquidity of $302.8 million consisted of our existing cash and cash equivalents balance, anticipated cash flows from operations, and borrowing availability of $200.0 million under the 2015 Credit Agreement. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business, in connection with demand.
Additionally, we expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of railcar orders we receive, our shipments and our production rates, as well as costs and expenses related to our compliance with governmental and industry regulations and requirements, including but not limited to the FRA's Revised Directive. Our future liquidity may also be impacted by the number of railcar orders we receive for lease versus direct sale. However, we believe we have a strong balance sheet with good borrowing capacity based on, among other things, our ability to use any unencumbered railcars in our lease fleet as collateral in any future financing transaction.
Our operating performance may also be affected by other matters discussed under “Risk Factors,” and trends and uncertainties discussed in this discussion and analysis, as well as elsewhere in this quarterly report. These risks, trends and uncertainties may also materially adversely affect our long-term liquidity.
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
Stock Repurchase Program
On July 28, 2015, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. There were no repurchases during the first half of 2017. To date, we have repurchased 2,268,419 shares for $86.0 million under the Stock Repurchase Program. Board authorization for $164.0 million remains available for further stock repurchases.
Contractual Obligations and Contingencies
As of June 30, 2017, our gross outstanding debt decreased to $563.3 million from $576.0 million as of December 31, 2016, primarily in connection with principal payments on the Notes. See Notes 8 - 11 to the condensed consolidated financial statements for a discussion of the status of other contingencies and contractual obligations. Our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q (the Evaluation Date). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The North American railcar market has been, and we expect it to continue to be, highly cyclical, resulting in volatility in demand for our products and services. Many of our customers operate in cyclical markets, such as the energy, chemical, agricultural, food and construction industries, which are susceptible to macroeconomic downturns. Weakness in certain sectors of the U.S. economy may make it more difficult for us to sell or lease certain types of railcars. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower new railcar volumes for sale and lease, increased downtime, reduced sales prices or lease rates and decreased cash flow.
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
We may incur significant costs, loss to reputation and further regulatory action as a result of the issuance of the FRA's Revised Directive, any of which could materially adversely affect our business, financial condition, results of operations and ability to access capital.
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
In accordance with accounting principles generally accepted in the United States of America, as of June 30, 2017, our loss contingency of $10.1 million covers our probable and estimable liabilities with respect to our response to the Revised Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and lessor of railcars subject to the Revised Directive. Since December 31, 2016, there were no material developments related to the Revised Directive. During the second quarter of 2017, certain tank railcars subject to the Revised Directive were inspected, tested, and, if necessary, repaired, all as mandated by the Revised Directive. As a result of these services and the Company's revised assumptions, the contingency reserve was decreased by $2.2 million to reflect the services which were provided during the quarter in compliance with the Revised Directive. This contingency amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets and will continue to be evaluated as our and our customers' compliance with the Revised Directive progresses and we evolve our understanding of the impact that the Revised Directive may have on our business, including results of operations and cash flows. Actual results could differ from this estimate. It is reasonably possible that a loss exists in excess of the amount accrued by us. Subsequent developments with respect to the Revised Directive, including but not limited to actions by the FRA, whether as a result of its analysis of the 15% sample or otherwise, may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations.
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
On December 13, 2016, we filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. We asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. A hearing date has been set by the court for September 22, 2017. We cannot assure you that this petition will be successful in reversing or modifying the Revised Directive to benefit owners of railcars subject to the Revised Directive or, if it is successful, whether it will be successful in a reasonable amount of time. Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. Our attempts to comply with the Revised Directive may fail if we are unable to get clarification from the FRA on a variety of questions and we do not meet the expectations of the FRA in complying with the Revised Directive.
Complying with the Revised Directive could disrupt our operations or restrict our ability to expand our lease fleet. Failure to successfully manage our compliance with the Revised Directive and assist other railcar owners with their compliance efforts could cause delays or cancellations of orders, lost revenue, harm to our reputation, deterioration of business and customer relationships, including with our affiliates, and result in an adverse impact on our business, financial condition and results of operations. Any material loss of revenue due to rent abatement, or otherwise, could adversely affect our ability to comply with covenants in our debt facilities. We cannot assure you that costs incurred to comply with any regulations, including the Revised Directive, will not be material to our business, financial condition or results of operations.

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
A downturn in the industries in which our lessees operate or the economy in general and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand reduced lease prices or shorter lease terms, which requires us to re-market leased railcars more frequently. Railcars that are returned by our customers often must undergo maintenance and service work before being leased to new customers, causing a delay in our ability to remarket such railcars and sometimes requiring us to invest capital to prepare railcars for sale or re-lease. Furthermore, the resale market for leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages, reduced revenues, and a decline in the value of the lease fleet.
Our continued transition to managing our own railcar lease fleet is subject to various risks and uncertainties and may adversely impact our customer relationships, business, financial condition, results of operations and prospects.
In anticipation of the sale of ARL (the ARL Sale) to SMBC Rail Services LLC (the Buyer) on June 1, 2017, we entered into a railcar management transition agreement (the RMTA) to manage the transition, from ARL to us, of the management of railcars owned by us and our subsidiaries. The RMTA, among other things, (i) permits us to assume the management of our railcars following the consummation of the ARL Sale; (ii) requires us to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of railcars owned by our subsidiary, Longtrain Leasing III, LLC (Longtrain) under that certain Indenture, dated January 29, 2015, between Longtrain and U.S. Bank National Association, as indenture trustee (the Longtrain Indenture), and certain related documents; and (iii) requires ARL to transfer to us certain books and records and electronic data with respect to our railcars and leasing business and otherwise assist in the transfer of the management of the leasing business to us. We may be unable to obtain the Noteholder Consent for a variety of reasons. If we do not obtain the Noteholder Consent, ARL, under the Buyer's management, will remain the manager of the railcars owned by Longtrain under the Longtrain Indenture. We have no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent.
The ARL Sale was completed on June 1, 2017, but the process of transitioning the management of our leasing business from ARL to ARI continues and may involve unexpected costs, expenses and/or delays. This transition may cause confusion among our customers, and may lead our customers to attempt to negotiate changes in our existing relationships or cause them to consider entering into business relationships with other parties, including ARL, under the Buyer's management, to our detriment. Further, we have engaged, and continue to engage, in a process to separate documentation of our leases from ARL’s leases. This process requires the cooperation of our leasing customers and financing partners and may take significant time to complete. If our customers and financing partners do not cooperate or we are delayed in completing this transition, we may need to rely on ARL’s continued cooperation, under the Buyer's management, to enforce our rights as lessor under our leases and to continue to manage certain leased railcars.
Under our railcar management agreements, we have relied on ARL to manage and market our railcars for lease and re-lease. As a result, we have limited experience managing a leased fleet. We have added several key employees who have joined the lease fleet management team from ARL, as well as from elsewhere in the industry, and we continue to strategically hire new employees to support our lease fleet management. Our ability to successfully manage our own railcar leasing business will depend in part on our ability to hire and/or rededicate qualified employees to support and manage our railcar leasing business. If we are unable to recruit, retain and train qualified personnel, and do so in a timely manner, our ability to manage our lease fleet could be materially adversely affected.
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
We may encounter challenges integrating the intellectual property that we have licensed for use in our leasing business, managing the cessation of use of certain of our intellectual property and protecting our intellectual property and confidential information from misuse.
Pursuant to the terms and conditions of the RMTA, ARL provides us an irrevocable, fully paid, non-transferrable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage leased railcars. We could experience problems or delays in implementing such software and databases or integrating them with our current information technology systems that are important to the operations of our business. We may experience compatibility issues, additional training requirements, higher than expected implementation costs and other implementation or integration challenges and delays. If we experience delays in integrating the software and databases licensed from ARL, our leasing business could suffer. This could negatively impact our customers and customer relationships, our ability to maintain and grow our leasing business and our reputation as a railcar lessor. It could also have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could materially adversely affect our financial reporting system and internal controls and our ability to manage our business.
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

Although we have contractually agreed to certain protections, we may not be able to prevent ARL, under the Buyer’s management, from improperly using our proprietary information and intellectual property obtained by ARL in connection with its performance of duties as our lease fleet manager. If our intellectual property rights and confidential information are not adequately protected, our competitors could commercialize our technologies and use our information to compete against us in the market, which could result in a decrease in our sales and market share and could materially adversely affect our business, financial condition and results of operations.
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
We also have intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of our significant customers. Some of our railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our railcar leasing business and with leasing companies. In connection with the re-leasing of railcars, we may encounter competition from, among other things, other railcars managed by competitor railcar leasing companies.
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
Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that may vary greatly quarter to quarter and year to year. In addition, because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. Demand for new railcars versus re-leased railcars may vary as well and may cause fluctuations in our backlog and lease fleet utilization rates. Customers may decide to lease or buy our railcars based on many factors including tax and accounting considerations, interest rates, and operational flexibility. We have no control over these external considerations and changes in these factors could impact demand for our railcars for sale or lease. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determine when we record the revenues associated with our railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our shipment and production schedules, which could materially adversely affect our business, financial condition and results of operations.
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
Our business is subject to various laws, rules and regulations administered by authorities in jurisdictions in which we do business. In North America, our railcar fleet and manufacturing operations are subject to safety, operations, maintenance and mechanical standards, rules and regulations enforced by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Railroad Administration, Transport Canada, and the Association of American Railroads. State and provincial agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and railcar fleet may be adversely impacted by new rules and regulations or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives.
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
We are unable to predict what impact these or other regulatory changes may have, if any, on our business or the industry as a whole. These regulations and the industry’s responsiveness in complying with these regulations may materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations, repair or new construction. As a result of such regulations, certain of our railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits, repairs or modifications. The costs associated with any required retrofits, repairs or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment, repairs and/or new railcar manufacturing activity, our business, financial condition and results of operations could be materially adversely affected if we are unable to adapt our business to changing regulations or railroad standards, source critical components and raw materials such as steel in a timely manner and at reasonable cost, or at all, and/or take advantage of any increase in demand for our products and services. We cannot assure that costs incurred to comply with any new standards and regulations will not be material to our business, financial condition or results of operations.
Regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our customers, as well as retrofit, repair and maintenance work to existing railcars. In response to current regulations, we invested capital to further expand our manufacturing flexibility and repair capacity to address the needs of the industry. We cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient to meet the demands of the industry. Similarly, we cannot assure you of the impact of the regulatory changes affecting the North American railcar industry or our business.
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
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our revenue in any given year. We also lease our railcars and provide railcar repair services to a limited number of customers. The loss of any significant portion of our sales, leases or repair services to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could materially adversely affect our business, financial condition and results of operations. If one of our significant customers was unable to pay due to financial condition, it could materially adversely affect our business, financial condition and results of operations. In particular, we cannot provide any assurances that we will continue to provide railcar repair services to ARL now that the ARL sale has been completed and ARL is under the Buyer's management.
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
Affiliates of Mr. Carl Icahn accounted for approximately 4.4% and 5.0% for the three and six months ended June 30, 2017, respectively, and accounted for approximately 5.0% and 4.9% for the three and six months ended June 30, 2016. This revenue is primarily attributable to railcar services provided to ARL for 2017 and 2016. In the past, ARL has purchased all of its railcars from us, but has not been required to do so. During the past several quarters, we have not sold any railcars to ARL. As of June 30, 2017, we did not have any orders in our backlog from ARL. Upon consummation of the ARL Sale as of June 1, 2017, ARL is no longer affiliated with us or Mr. Carl Icahn. ARL has no obligation to purchase our railcars or services and we cannot assure you that we will receive any revenues from ARL in the future. Our revenue from affiliates also has been and could continue to be generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have entered into a repair services and support agreement and license with ACF, under which we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we from time to time, purchase from and sell to ACF certain parts for railcars. To the extent our relationships with Mr. Carl Icahn or companies affiliated with him change, our business, financial condition and results of operations could be materially adversely affected.
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
Mr. Carl Icahn owns, controls and has an interest in a wide array of companies, some of which, such as ACF and, prior to the ARL Sale, ARL, as described above, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ACF has previously manufactured railcars for us and under a purchasing and engineering services agreement and license has been manufacturing and selling tank railcars with engineering, purchasing and design support from us. Mr. Carl Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be in competition with or complementary to our business. Our articles of incorporation allow Mr. Carl Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us, Mr. Carl Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or you.
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
We manufacture railcars for our customers to transport a variety of commodities, including railcars that transport hazardous materials such as crude oil and other petroleum products. We also manufacture railcar components, as well as industrial components for use in several markets, including the trucking, construction, mining and oil and gas exploration markets. We could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a train derailment or other accident involving our products or services. If we become subject to any such claims and are unable to resolve them successfully, our business, financial condition and results of operations could be materially adversely affected.
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
The ability of each lessee to perform its obligations under a lease will depend primarily on such lessee's financial condition, as well as various other factors. The financial condition of a lessee may be affected by numerous factors beyond our control, including, but not limited to, competition, operating costs, general economic conditions and environmental and other governmental regulation of or affecting the lessee's industry. High default rates on leases could increase the portion of railcars that may need to be remarketed after they are repossessed from defaulting lessees, impact our ability to re-lease railcars to lessees, reduce our revenues, divert management's attention or limit our ability to further attract financing to add liquidity in the future. There can be no assurance that the historical default experience with respect to our lease fleet will continue in the future.

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
We may not be able to successfully identify suitable joint venture, acquisition, business combination, new business endeavor or sale opportunities or complete any particular transaction on acceptable terms. Our identification of suitable joint venture opportunities, acquisition candidates, new business endeavors or buyers and the integration of new and acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes their effects on our business, diversion of our management's attention and risks associated with unanticipated problems or unforeseen liabilities. These issues may require significant financial resources that could otherwise be used for the ongoing development of our current operations.
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

Our failure to identify suitable joint ventures, acquisition opportunities, business combinations, new business endeavors or sales may restrict our ability to grow our business. If we are successful in pursuing such opportunities, we may be required to expend significant funds, incur additional debt, issue additional securities or sell our business or assets, which could materially adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds, incur additional debt or dispense with assets or stock, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures.
The price of our common stock is subject to volatility.
The market price for our common stock has varied between a high closing sales price of $57.72 per share and a low closing sales price of $33.56 per share in the past twenty-four months as of June 30, 2017. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, we cannot assure this will occur. Further, short-term stock price fluctuations could reduce the program's effectiveness. Under the Stock Repurchase Program, no repurchases were made during the first six months of 2017 and board authorization of $164.0 million remains available for further stock repurchases.
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
As of June 30, 2017, our total debt was $558.4 million, net of unamortized debt issuance costs of $4.8 million, consisting of borrowings under our lease fleet financings. In February 2016, we repaid amounts outstanding under our revolving loan in full and as of the date of this report, we have borrowing availability of $200.0 million under this facility.
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

From time to time, we may invest in marketable securities, or derivatives thereof, including higher risk equity securities and high yield debt instruments. These securities are subject to general credit, liquidity, and market risks and interest rate fluctuations that have affected various sectors of the financial markets and in the past have caused overall tightening of the credit markets and declines in the stock markets. The market risks associated with any investments we may make could materially adversely affect our business, financial condition, results of operations and liquidity.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards, such as the Financial Accounting Standards Board and the SEC may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
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
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, we collect, process and retain sensitive and confidential employee and customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.
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
If we fail to maintain adequate internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Although management has concluded that adequate internal control procedures are in place as of June 30, 2017, no system of internal control provides absolute assurance that the financial statements are accurate and free of error.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information with respect to purchases by us of shares of our Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2017 through April 30, 2017	—	$—	—	$163,975,779
May 1, 2017 through May 31, 2017	—	$—	—	$163,975,779
June 1, 2017 through June 30, 2017	—	$—	—	$163,975,779
Total	—		—
(1) - There were no repurchases under the Stock Repurchase Program during the quarter ended June 30, 2017.
(2) - On July 28, 2015, our board of directors authorized the Stock Repurchase Program pursuant to which we may, from time to time, repurchase up to $250.0 million of our common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the board or when all authorized repurchases are completed.

ITEM 5. OTHER INFORMATION
We entered into substantially identical consulting services agreements (the RemainCo Consulting Agreements) with each RemainCo. The RemainCos collectively own approximately 4,600 railcars that, pursuant to the terms and conditions of the purchase agreement governing the ARL Sale, may be sold to Buyer over a period of three years after the ARL Closing Date. Under the RemainCo Consulting Agreements, we have agreed to provide to each RemainCo, upon each RemainCo’s request, certain consulting services and facilitate communications among (i) each RemainCo, (ii) an unaffiliated, third party consultant engaged to assist each RemainCo to perform its duties regarding the inspection, testing and, if necessary, repair of railcars in accordance with the Revised Directive (the Directive Duties), (iii) ARL, as manager of each RemainCo’s railcars (other than in respect of the Directive Duties), and (iv) other parties (collectively referred to as Services). In exchange for the Services to be performed under the RemainCo Consulting Agreements, each RemainCo will pay us a total weekly fee calculated based on employee hours worked multiplied by an agreed upon rate for the Services performed. In addition, each RemainCo will reimburse us for all reasonable and documented costs and expenses incurred in accordance with each RemainCo Consulting Agreement. Each RemainCo Consulting Agreement is terminable by us or the applicable RemainCo upon five business days’ prior written notice with respect to any or all of the Services. On July 31, 2017, we and each RemainCo amended and restated the RemainCo Consulting Agreements to provide us additional flexibility related to which employees may provide the Services. The Amended and Restated RemainCo Consulting Agreements are effective as of June 1, 2017.
A copy of the amended and restated consulting agreement with AEPC RemainCo, LLC and a copy of the amended and restated consulting agreement with AEP Rail RemainCo, LLC are each filed respectively as Exhibit 10.4 and Exhibit 10.5 to this Form 10-Q and each are incorporated by reference into this Item 5. The description of the terms contained in the amended and restated RemainCo Consulting Agreements herein is qualified in its entirety by reference to the text of the amended and restated RemainCo Consulting Agreements.
ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEPC RemainCo LLC, dated June 1, 2017 (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on June 7, 2017)

10.2
Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEP Rail RemainCo LLC, dated June 1, 2017 (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on June 7, 2017)

10.3
Subcontractor Agreement, by and among American Railcar Industries, Inc., American Railcar Leasing LLC and solely for the purposes of Section 5 thereof, American Entertainment Properties Corp., dated June 1, 2017 (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on June 7, 2017)

10.4	Amended and Restated Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEPC RemainCo LLC, effective as of June 1, 2017*

10.5	Amended and Restated Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEP Rail RemainCo LLC, effective as of June 1, 2017*

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	August 1, 2017	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Chief Executive Officer

		By:	/s/ Luke M. Williams
Luke M. Williams, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEPC RemainCo LLC, dated June 1, 2017 (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on June 7, 2017)

10.2
Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEP Rail RemainCo LLC, dated June 1, 2017 (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on June 7, 2017)

10.3
Subcontractor Agreement, by and among American Railcar Industries, Inc., American Railcar Leasing LLC and solely for the purposes of Section 5 thereof, American Entertainment Properties Corp., dated June 1, 2017 (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on June 7, 2017)

10.4	Amended and Restated Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEPC RemainCo LLC, effective as of June 1, 2017*

10.5	Amended and Restated Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEP Rail RemainCo LLC, effective as of June 1, 2017*

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_____________________

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.