Form 10-Q
period 2017-09-30
American Railcar Industries, Inc.
filed 2017-10-31
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on October 27, 2017 was 19,083,878 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,176	$178,571
Restricted cash	16,541	16,714
Short-term investments—available for sale securities	—	8,958
Accounts receivable, net	34,091	39,727
Accounts receivable, due from related parties	1,263	4,790
Inventories, net	72,675	75,028
Prepaid expenses and other current assets	9,019	8,623
Total current assets	239,765	332,411
Property, plant and equipment, net	165,919	177,051
Railcars on lease, net	1,014,238	908,010
Income Tax Receivable	13,525	234
Goodwill	7,169	7,169
Investments in and loans to joint ventures	23,417	26,332
Other assets	3,725	5,043
Total assets	$1,467,758	$1,456,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,408	$29,314
Accounts payable, due to related parties	18	3,252
Accrued expenses, including loss contingency of $7,359 and $10,127 at September 30, 2017 and December 31, 2016, respectively	15,480	15,411
Accrued income taxes payable	—	7,660
Accrued compensation	11,807	11,628
Short-term debt, including current portion of long-term debt	25,649	25,588
Total current liabilities	78,362	92,853
Long-term debt, net of unamortized debt issuance costs of $4,701 and $4,863 at September 30, 2017 and December 31, 2016, respectively	526,395	545,392
Deferred tax liability	287,788	252,943
Pension and post-retirement liabilities	8,652	8,648
Other liabilities, including loss contingency of $1,936 and $2,161 at September 30, 2017 and December 31, 2016, respectively	7,688	6,144
Total liabilities	908,885	905,980
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,083,878 shares outstanding as of both September 30, 2017 and December 31, 2016	213	213
Additional paid-in capital	239,609	239,609
Retained Earnings	410,235	402,810
Accumulated other comprehensive loss	(5,153)	(6,331)
Treasury Stock	(86,031)	(86,031)
Total stockholders’ equity	558,873	550,270
Total liabilities and stockholders’ equity	$1,467,758	$1,456,250
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Manufacturing (including revenues from affiliates of $188 and $325 for the three and nine months ended September 30, 2017, respectively, and $40 and $816 for the three and nine months ended September 30, 2016, respectively)	$68,442	$93,546	$184,255	$314,886
Railcar leasing (including revenues from affiliates of $231 and $678 for the three and nine months ended September 30, 2017, respectively, and $28 for both the three and nine months ended September 30, 2016)	33,440	32,798	100,992	98,775
Railcar services (including revenues from affiliates of $1,156 and $11,729 for the three and nine months ended September 30, 2017, respectively, and $5,933 and $21,176 for the three and nine months ended September 30, 2016, respectively)	18,864	18,618	59,200	57,965
Total revenues	120,746	144,962	344,447	471,626
Cost of revenues:
Manufacturing	(64,235)	(79,671)	(169,915)	(263,389)
Other operating (loss) income	(924)	(16,973)	140	(16,973)
Railcar leasing	(10,856)	(10,577)	(34,532)	(31,108)
Railcar services	(16,023)	(15,131)	(49,559)	(45,788)
Total cost of revenues	(92,038)	(122,352)	(253,866)	(357,258)
Gross profit	28,708	22,610	90,581	114,368
Selling, general and administrative	(9,263)	(6,583)	(27,084)	(21,837)
Net gains on disposition of leased railcars	102	58	115	225
Earnings from operations	19,547	16,085	63,612	92,756
Interest income (including income from related parties of $280 and $922 for the three and nine months ended September 30, 2017, respectively, and $404 and $1,288 for the three and nine months ended September 30, 2016)	405	429	1,146	1,360
Interest expense	(5,441)	(5,632)	(16,460)	(17,216)
Other income	393	57	2,314	58
Earnings from joint ventures	232	1,614	1,578	4,558
Earnings before income taxes	15,136	12,553	52,190	81,516
Income tax expense	(6,278)	(4,864)	(21,865)	(31,139)
Net earnings	$8,858	$7,689	$30,325	$50,377
Net earnings per common share—basic and diluted	$0.46	$0.40	$1.59	$2.58
Weighted average common shares outstanding—basic and diluted	19,084	19,397	19,084	19,524
Cash dividends declared per common share	$0.40	$0.40	$1.20	$1.20
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$8,858	$7,689	$30,325	$50,377
Currency translation	689	(113)	1,270	570
Pension plans (1)	107	120	323	359
Short-term investments (2)	(248)	212	(415)	212
Comprehensive income	$9,406	$7,908	$31,503	$51,518

(1)
Net of tax effect of $0.1 million and $0.1 million for the three months ended September 30, 2016 and September 30, 2017, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2016 and September 30, 2017, respectively.

(2)	Net of tax effect of $(0.1) million and $(0.2) million for the three and nine months ended September 30, 2017, and $0.1 million for both the three and nine months ended September 30, 2016.
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net earnings	$30,325	$50,377
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	42,746	38,729
Amortization of deferred costs	377	379
Gain on disposal of property, plant, equipment and leased railcars	(113)	(16)
Earnings from joint ventures	(1,578)	(4,558)
Provision for deferred income taxes	34,862	19,342
Items related to investing activities:
Realized gain on short-term investments - available for sale securities	(2,216)	—
Dividends received from short-term investments	—	(50)
Changes in operating assets and liabilities:
Accounts receivable, net	5,741	4,414
Accounts receivable, due from related parties	3,542	3,520
Income taxes receivable	(14,194)	1,055
Inventories, net	2,444	12,248
Prepaid expenses and other current assets	519	(1,327)
Accounts payable	(3,933)	1,208
Accounts payable, due to related parties	(3,233)	(2,582)
Accrued expenses and taxes	(7,432)	23,572
Other	3,239	2,389
Net cash provided by operating activities	91,096	148,700
Investing activities:
Purchases of property, plant and equipment	(4,812)	(16,021)
Grant Proceeds	—	75
Capital expenditures - leased railcars	(132,388)	(69,387)
Proceeds from the disposal of property, plant, equipment and leased railcars	417	879
Purchase of short-term investments - available for sale securities	—	(8,750)
Proceeds from sale of short-term investments - available for sale securities	10,535	—
Proceeds from repayments of loans by joint ventures	4,430	4,430
Net cash used in investing activities	(121,818)	(88,774)
Financing activities:
Repayments of debt	(19,101)	(119,288)
Change in restricted cash related to long-term debt	173	159
Stock repurchases	—	(17,402)
Payment of common stock dividends	(22,901)	(23,373)
Debt issuance costs	—	(13)
Net cash used in financing activities	(41,829)	(159,917)
Effect of exchange rate changes on cash and cash equivalents	156	(24)
Decrease in cash and cash equivalents	(72,395)	(100,015)
Cash and cash equivalents at beginning of period	178,571	298,064
Cash and cash equivalents at end of period	$106,176	$198,049

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
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows. This ASU requires that the statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to FASB ASC Topic 606, Revenue from Contracts with Customers, which include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. The Company expects to adopt this new guidance on January 1, 2018 using the modified retrospective application method. As part of the Company's implementation plan for this new standard, the Company has assessed the impact of these new standards on its business processes, business and accounting systems, and consolidated financial statements and related disclosures by evaluating the terms and conditions of samples of both standard and non-standard contracts across the Company's in-scope business segments in light of the new standards.  At this time, the Company only expects slight modifications to accounting for repair work in progress, resulting in immaterial changes to business processes and systems.  To date, the Company has not identified any other material differences in its existing revenue recognition methods or contract costs that would require modification under the new standards.
Note 3 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Accounts receivable, gross	$35,189	$39,869
Less allowance for doubtful accounts	(1,098)	(142)
Total accounts receivable, net	$34,091	$39,727

Note 4 — Inventories, net
Inventories consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$39,810	$46,789
Work-in-process	32,613	28,386
Finished products	3,440	3,332
Total inventories	75,863	78,507
Less reserves	(3,188)	(3,479)
Total inventories, net	$72,675	$75,028

Note 5 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	September 30, 2017	December 31, 2016
	(in thousands)
Operations / Corporate:
Buildings	$186,272	$182,970
Machinery and equipment	233,774	232,171
Land	5,037	4,328
Construction in process	1,363	1,966
	426,446	421,435
Less accumulated depreciation	(260,527)	(244,384)
Property, plant and equipment, net	$165,919	$177,051
Railcar Leasing:
Railcars on lease	$1,128,471	$996,422
Less accumulated depreciation	(114,233)	(88,412)
Railcars on lease, net	$1,014,238	$908,010
Railcars on lease agreements
Revenues from railcar leasing are generated from operating leases that are priced as an integrated service that includes amounts related to executory costs, such as certain maintenance, insurance, and ad valorem taxes and are recognized on a straight-line basis per the terms of the underlying lease.
Capital expenditures for leased railcars represent cash outflows for the Company’s cost to produce railcars shipped or to be shipped for lease.
As of September 30, 2017, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 3 months of 2017	$33,110
2018	126,837
2019	107,394
2020	70,527
2021	53,354
2022 and thereafter	102,589
Total	493,811
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Total depreciation expense	$14,572	$13,113	$42,746	$38,729
Depreciation expense on leased railcars	$8,964	$7,614	$25,859	$22,493
Note 6 — Investments in and Loans to Joint Ventures
As of September 30, 2017, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group.

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

	September 30, 2017	December 31, 2016
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$6,417	$7,477
Axis	17,000	18,855
Total investments in and loans to joint ventures	$23,417	$26,332
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
In January 2017, Ohio Castings' manufacturing facility was idled in response to an expected decline in industry demand. Based upon current market conditions, the Company expects that Ohio Castings will continue to remain idle through most of 2018, subject to re-evaluation based on changes in future demand expectations. Ohio Castings performed an analysis of long-lived assets in accordance with ASC 360, Property, Plant and Equipment as of December 31, 2016. Based on this analysis, Ohio Castings concluded that there was no impairment of its long-lived assets. In turn ARI evaluated its investment in Ohio Castings and determined there was no impairment. As of September 30, 2017, there were no changes in the assumptions used in this analysis or the conclusions reached. The Company and Ohio Castings will continue to monitor for impairment as necessary.
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Results of operations
Revenues	$15	$12,497	$4,469	$39,834
Gross profit (loss)	$(396)	$866	$(2,795)	$2,080
Net income (loss)	$(712)	$63	$(3,179)	$(317)

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

Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During the first nine months of 2017 and the full year of 2016, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, including interest, due to ARI Component, was $13.3 million and $17.7 million as of September 30, 2017 and December 31, 2016, respectively. The Company has evaluated this loan to be fully recoverable.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Results of operations
Revenues	$10,432	$17,442	$35,887	$49,939
Gross profit	$1,448	$4,584	$8,644	$14,444
Net earnings	$688	$3,521	$6,180	$11,085
Note 7 — Warranties
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and other liabilities and is detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Liability, beginning of period	$3,006	$1,584	$2,439	$1,415
Provision for warranties issued during the period, net of adjustments	120	(14)	354	430
Adjustments to warranties issued during previous periods	658	(7)	1,578	(18)
Warranty claims	(113)	(41)	(700)	(305)
Liability, end of period	$3,671	$1,522	$3,671	$1,522
Note 8 — Debt
Subsidiary Lease Fleet Financings
From time to time, the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings in order to, among other things, support and grow its railcar leasing business. Currently, only the LLIII lease fleet financing remains outstanding. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI generally is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to the respective subsidiary without any adverse selection, to cause the manager of the railcars and their related leases, to maintain, lease, and re-lease the respective subsidiary's equipment no less favorably than similar portfolios serviced by the manager, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. American Railcar Leasing LLC (ARL) historically has acted as the manager under these lease fleet financings. As of June 1, 2017, ARI has subcontracted with ARL to provide services to ARL covering the day-to-day management of the LLIII railcars and the leases associated therewith until the earlier of the date on which ARI becomes the manager of the LLIII railcars following receipt of the consent of noteholders, or the date that is thirty (30) months after the ARL Closing Date (as defined below), unless terminated earlier pursuant to its terms. See below and Note 14, Related Party Transactions, for further discussion regarding these agreements with ARL and the impact on the Company of the sale of ARL (the ARL Sale) to SMBC Rail Services LLC (Buyer).
January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an indenture (the Longtrain Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. As of September 30, 2017, there were $181.4 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, compared to $200.5 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, as of December 31, 2016. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Longtrain Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Longtrain Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Longtrain Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. The liquidity reserve amount was $16.5 million and $16.7 million as of September 30, 2017 and December 31, 2016, respectively, and is included within 'Restricted cash' on the condensed consolidated balance sheets.
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
The Longtrain Indenture contains covenants which limit, among other things, LLIII’s ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. LLIII was in compliance with these covenants as of September 30, 2017.
The fair value of the Notes was $563.1 million and $582.4 million as of September 30, 2017 and December 31, 2016, respectively, and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.
ARI Lease Fleet Financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million (the amounts extended under this facility, the Revolving Loan) under a credit agreement (the 2015 Credit Agreement). See the 'Liquidity and Capital Resources' section for further discussion regarding the incremental borrowing provision under the 2015 Credit Agreement. The initial Revolving Loan obtained at closing amounted to approximately $99.5 million, net of fees and expenses. In February 2016, the Company repaid amounts outstanding under the Revolving Loan in full and as of September 30, 2017, the Company had borrowing availability of $200.0 million under this facility.
The Revolving Loan accrues interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%. Interest is payable on the last day of each 1, 2, or 3-month interest period, the day of any mandatory prepayment, and the maturity date.
The Revolving Loan and the other obligations under the 2015 Credit Agreement are fully recourse to the Company and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by the Company (the Election), the applicable railcar management agreement with ARL. Due to the ARL Sale, the Company does not expect to make an Election under the 2015 Credit Agreement.
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of September 30, 2017.
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
As of September 30, 2017 and December 31, 2016, the net book value of the railcars that were pledged as part of the Company's and its subsidiaries' lease fleet financings was $529.1 million and $544.1 million, respectively.
The future contractual minimum rental revenues related to the railcars pledged as of September 30, 2017 are as follows (in thousands):

Remaining 3 months of 2017	$17,047
2018	62,676
2019	47,781
2020	27,773
2021	17,887
2022 and thereafter	19,230
Total	$192,394
The remaining principal payments under the Notes as of September 30, 2017 are as follows (in thousands):

Remaining 3 months of 2017	$6,487
2018	25,590
2019	25,507
2020	26,354
2021	26,358
2022 and thereafter	446,616
Total	$556,912
ARL Sale and Railcar Management Transition Agreement
As previously disclosed, on December 16, 2016, ARI entered into a railcar management transition agreement (the RMTA) with ARL in anticipation of the ARL Sale. The RMTA, among other things, addresses the transition, from ARL to ARI following the ARL Sale, of the management of railcars owned by ARI (the ARI Railcars) and railcars owned by LLIII (the Longtrain Railcars). American Entertainment Properties Corporation (AEPC), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and SMRSH LLC, an affiliate of Buyer, are also parties to the RMTA for the limited purposes previously disclosed. Immediately prior to the ARL Sale, ARL and its subsidiaries were controlled by Mr. Carl Icahn. Following the ARL Sale, ARL is controlled by Buyer. The ARL Sale was consummated (the ARL Closing) on June 1, 2017 (the ARL Closing Date). In connection with the ARL Closing, the RMTA was amended by a Joinder and Amendment to the RMTA, principally to join ACF Industries, LLC (ACF), a company controlled by Mr. Carl Icahn, as a party thereto, to address certain ACF books and records in the possession of ARL. The Railcar Management Agreement, dated February 29, 2012 (as amended), between ARI and ARL (the ARI RMA), pursuant to which ARL managed the ARI Railcars and marketed them for sale or lease was terminated pursuant to the terms of the RMTA as of the ARL Closing Date. And effective as of the ARL Closing Date, ARI now manages the ARI Railcars and markets them for sale or lease.

Pursuant to a Railcar Management Agreement, dated January 29, 2015, between LLIII and ARL (the Longtrain RMA), ARL, as manager, has marketed Longtrain Railcars for lease, and has also arranged for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the Longtrain Railcars. In addition, a subsidiary of ARL serves as administrator of the accounts used to service the debt under the Longtrain Indenture. As previously disclosed, the RMTA, among other things, requires ARI to use commercially reasonable efforts to obtain the Noteholder Consent for ARI to replace ARL as manager of the Longtrain Railcars under the Longtrain Indenture and certain related documents. ARI has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. ARI may be unable to obtain the Noteholder Consent for a variety of reasons.
As provided in the RMTA, following the ARL Closing, the Longtrain RMA will continue in effect, with ARL remaining as manager of the Longtrain Railcars under the Longtrain RMA and the Longtrain Indenture, unless and until ARI obtains the Noteholder Consent and becomes the manager of the Longtrain Railcars, or, alternatively, ARL is removed as the manager or the Longtrain RMA is terminated earlier, in each case pursuant to its terms.
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
Note 9 — Income Taxes
The Company’s federal income tax returns for tax years 2013 and beyond remain subject to examination, with the latest statute of limitations expiring in October 2020. Certain of the Company's 2008 through 2012 state income tax returns and a majority of the Company's state income tax returns for 2013 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2021, upon filing of the Company's 2016 state tax returns. The Company’s foreign subsidiary's income tax returns for 2013 and beyond remain open to examination by foreign tax authorities.
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
The components of net periodic benefit cost for the pension plans are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Service cost	$88	$52	$265	$156
Interest cost	235	246	706	738
Expected return on plan assets	(283)	(284)	(848)	(851)
Amortization of net actuarial loss/prior service cost	184	206	552	618
Net periodic cost recognized	$224	$220	$675	$661
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
Certain real property ARI acquired from ACF in 1994 had been involved in investigation and remediation activities to address contamination both before and after their transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Substantially all of the issues identified with respect to these properties relate to the use of these properties prior to their transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this report, ARI does not believe it will incur material costs in connection with activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of any additional investigation or remediation that may be required. The Company believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its financial condition or results of operations.
ARI is a party to collective bargaining agreements with labor unions at two repair facilities that will expire in January and September 2021, respectively, unless extended or modified. ARI is also party to a collective bargaining agreement with a labor union at a steel component manufacturing facility that will expire in April 2022, unless extended or modified.
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
GyanSys
On October 24, 2014, the Company filed a complaint in the United States District Court for the Southern District of New York against GyanSys. The complaint asserts a claim against GyanSys for breaching its contract with ARI to implement an enterprise resource planning system. The Company alleges that it has suffered damages in excess of $20 million as a result of GyanSys' breach. GyanSys filed a response to the suit denying its responsibility. It also alleged a counterclaim against ARI for breach of contract and wrongful termination, seeking equitable relief and damages, which GyanSys alleges to be more than $7 million. The trial was completed in August 2017, and a decision is expected during the fourth quarter of 2017. ARI continues to believe that GyanSys' counterclaims lack merit. However, at this time, the Company does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. As a result, no such accrual has been recorded.
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
The Revised Directive requires owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within twelve months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA reserved the right to impose additional test and inspection requirements for the remaining tank railcars subject to the Revised Directive.

Although the Revised Directive addressed some of the Company’s concerns and clarified certain requirements of the Original Directive, ARI identified significant issues with the Revised Directive. As a result, in December 2016, ARI sought judicial review of and relief from the Revised Directive by filing a petition for review against the FRA in the United States Court of Appeals for the District of Columbia Circuit.
On August 17, 2017, the Company entered into a settlement agreement with the FRA, which covered the subject railcars owned by ARI and certain of its affiliates. This settlement agreement, among other things, extends the deadline for ARI to complete the inspection, testing and repairs, if needed, for the 15% identified railcars to December 31, 2017.  Adding clarity regarding certain unknown requirements referenced in the Revised Directive, under the settlement agreement, ARI is required to inspect, test, and if necessary repair the remaining 85% subject tank railcars at the next tank railcar qualification, scheduled routine or regular maintenance, shopping or repair event, but no later than December, 31, 2025. However, the agreement permits ARI to: (i) if the FRA does not impose a similar requirement by July 31, 2018 on other owners’ railcars subject to the Revised Directive, suspend compliance with this requirement until such time as the FRA imposes requirements on all 85% railcars subject to the Revised Directive, and (ii) elect to be governed by any different requirements later imposed by the FRA on other owners’ railcars subject to the Revised Directive. In addition, the settlement agreement also provides that railcars owned by ARI are no longer required to have a surface inspection performed when the railcars are being inspected pursuant to the Revised Directive. Finally, as part of the settlement agreement, ARI dismissed its lawsuit against the FRA.
ARI has evaluated its potential exposure related to the Revised Directive and has a loss contingency reserve remaining of $9.3 million to cover its probable and estimable liabilities, as of September 30, 2017, with respect to the Company's response to the Revised Directive. This loss contingency amount takes into account information available as of September 30, 2017 and ARI's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. This amount is included in accrued expenses and other liabilities on the consolidated balance sheet. This amount will continue to be evaluated as the Company’s and its customers’ compliance with the Revised Directive and the settlement agreement progresses. Actual results could differ from this estimate.
It is reasonably possible that a loss exists in excess of the amount accrued by the Company. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency reserve of $9.3 million cannot be reasonably estimated at this time.
Legal fees incurred with respect to this matter are expensed in the period in which they occur, in accordance with ARI's accounting policy.
Note 12 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, related to stock appreciation rights (SARs), and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Share-based compensation expense (income)
Cost of revenues: Manufacturing	$23	$28	$(12)	$(145)
Cost of revenues: Railcar services	—	5	(3)	(12)
Selling, general and administrative	223	362	(211)	265
Total share-based compensation expense (income)	$246	$395	$(226)	$108
As of September 30, 2017, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $1.4 million and were expected to be recognized over a weighted average period of 27 months.

Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2016	$415	$(2,015)	$(4,731)	$(6,331)
Currency translation	—	1,270	—	1,270
Reclassifications related to pension plans, net of tax effect of $198 (1)	—	—	323	323
Unrealized gain on available for sale securities, net of tax effect of $552 (2)	1,025	—	—	1,025
Reclassifications related to available for sale securities, net of tax effect of $776 (3)	(1,440)	—	—	(1,440)
Balance September 30, 2017	$—	$(745)	$(4,408)	$(5,153)

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

(3)—	The unrealized gain on available for sale securities, net of tax represents the change in fair value estimates that are based on quoted prices with an active trading market (Level 1).
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
ARI purchased $0.8 million and $4.3 million of components from ACF during the three and nine months ended September 30, 2017, respectively, and $1.5 million and $4.4 million during the comparable periods in 2016.

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
Under the Agreement, ARI has the exclusive right to any sales opportunities for tank railcars for any new orders scheduled for delivery after January 31, 2014 and through termination of this agreement. ARI has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
Revenues of zero for the three and nine months ended September 30, 2017 compared to zero and $0.7 million for the same periods in 2016, respectively, were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
Repair services and support agreement
In April 2015, ARI entered into a repair services and support agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s Audit Committee. Under this agreement, ARI provides certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services (Repair Services). Additionally, ARI provides a non-exclusive and non-assignable license of certain intellectual property related to the Repair Services for railcars. ARI receives 30% of the net profits (as defined in the agreement) for Repair Services related to all railcars not owned by ARL or its subsidiaries and 20% of the net profits for Repair Services related to all railcars owned by ARL or its subsidiaries, if any, but in any case does not absorb any losses incurred by ACF.
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
For the three and nine months ended September 30, 2017, revenues of $0.1 million and $0.2 million, respectively, compared to less than $0.1 million for both the three and nine months ended September 30, 2016, were recorded under this agreement. This revenue related to sales of railcar components to ACF and profits on repair work performed by ACF and are included under manufacturing revenues from affiliates and railcar services revenues from affiliates on the condensed consolidated statements of operations.
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
Revenues of zero and $10.1 million for the three and nine months ended September 30, 2017, respectively compared to $5.9 million and $21.2 million for the same periods in 2016 were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company's Audit Committee.
Railcar management agreements and subcontractor agreement
From time to time, the Company and its wholly-owned subsidiaries have entered into railcar management agreements with ARL, pursuant to which the Company and its respective wholly-owned subsidiaries engaged ARL to manage, sell, operate, market, store, lease, re-lease, sublease and service ARI's and its subsidiaries' railcars, subject to the terms and conditions of the applicable agreement. These agreements provided that ARL would manage the leased railcars (as identified in the respective agreement) including arranging for services, such as repairs or maintenance, as deemed necessary. Each of these railcar management agreements was unanimously approved by the independent directors of the Company's Audit Committee.
On February 29, 2012, the Company entered into the ARI RMA. The agreement, as amended, was effective January 1, 2011, and continued until the ARL Closing Date. Effective as of the ARL Closing Date, ARI now manages the ARI Railcars and markets them for sale or lease. In December 2012, LLI entered into a similar agreement with ARL (the LLI railcar management agreement). On October 16, 2014, LLII entered into a railcar management agreement with ARL (the LLII railcar management agreement).
In January 2015, in connection with the Company's refinancing of its lease fleet financings, the LLI and LLII railcar management agreements were terminated and LLIII entered into a similar railcar management agreement with ARL, the Longtrain RMA. Pursuant to the Longtrain RMA, ARL, as manager, has marketed Longtrain Railcars for lease, and has also arranged for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the Longtrain Railcars. In addition, a subsidiary of ARL serves as administrator of the accounts used to service the debt under the Longtrain Indenture. As previously disclosed, the RMTA, among other things, requires ARI to use commercially reasonable efforts to obtain the Noteholder Consent for ARI to replace ARL as manager of the Longtrain Railcars under the Longtrain Indenture and certain related documents. ARI has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. ARI may be unable to obtain the Noteholder Consent for a variety of reasons.
As provided in the RMTA, following the ARL Closing, the Longtrain RMA will continue in effect, with ARL remaining as manager of the Longtrain Railcars under the Longtrain RMA and the Longtrain Indenture, unless and until ARI obtains the Noteholder Consent and becomes the manager of the Longtrain Railcars, or, alternatively, ARL is removed as the manager or the Longtrain RMA is terminated earlier, in each case pursuant to its terms. Further, as contemplated by the RMTA, effective as of the ARL Closing Date, ARI entered into the Subcontractor Agreement to provide services to ARL covering the day-to-day management of the Longtrain Railcars and the leases associated therewith. Under this arrangement, ARL and its subsidiary, as manager and administrator, respectively, will remain in control of the accounts used to service the debt under the Longtrain Indenture. During the term of the Subcontractor Agreement, management fees and expenses paid to ARL in respect of management duties subcontracted to ARI will be paid by ARL to ARI. The Subcontractor Agreement will continue until the earlier of the date on which ARI becomes the manager of the Longtrain Railcars following receipt of the Noteholder Consent, or the date that is thirty (30) months after the ARL Closing Date, unless terminated earlier pursuant to its terms.
Subject to the terms and conditions of each railcar management agreement, ARL received, in respect of leased railcars, a management fee based on the lease revenues. Under the ARI RMA, in addition to the management fee, ARL received a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.
Total lease origination and management fees incurred under the railcar management agreements were zero and $2.8 million for the three and nine months ended September 30, 2017, respectively, compared to $1.7 million and $5.0 million for the same periods in 2016. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of zero and $0.3 million were incurred for the three and nine months ended September 30, 2017, respectively, compared to $0.1 million and $0.7 million for the same periods in 2016. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Railcar management transition agreement
As previously disclosed, on December 16, 2016, ARI entered into the RMTA with ARL in anticipation of the ARL Sale. The RMTA, among other things, addresses the transition, from ARL to ARI following the ARL Sale, of the management of the ARI Railcars and the Longtrain Railcars. AEPC, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP, and SMRSH LLC, an affiliate of Buyer, are also parties to the RMTA for the limited purposes previously disclosed. Immediately prior to the ARL Sale, ARL and its subsidiaries were controlled by Mr. Carl Icahn. Following the ARL Sale, ARL is controlled by Buyer. AEPC is controlled by Mr. Carl Icahn. In connection with the ARL Closing, the RMTA was amended by a Joinder and Amendment to the RMTA, principally to join ACF, a company controlled by Mr. Carl Icahn, as a party thereto, to address certain ACF books and records in the possession of ARL.
In addition to the provisions of the RMTA related to the railcar management agreements described above, the RMTA, among other things, requires ARL to transfer to ARI certain books and records and electronic data with respect to ARI's and LLIII's railcars and the Company’s and LLIII's leasing businesses and otherwise assist in the transfer of the management of the leasing businesses to ARI. Pursuant to the terms and conditions of the RMTA, ARL provides ARI an irrevocable, fully paid, non-transferable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage its railcars and ARI’s and LLIII’s railcars. The RMTA also provides for the termination, as of the consummation of the ARL Sale, of the Trademark License Agreement, dated as of June 30, 2005, between ARI and ARL (the Trademark License), pursuant to which ARI granted to ARL a license to use ARI’s trademarks “American Railcar” and the “diamond shape” of its logo, and provides for the wind-down of ARL’s use of such trademarks.
Pursuant to the terms and conditions of the RMTA, ARI has agreed not to solicit or hire ARL employees until 24 months after the consummation of the ARL Sale, subject to certain exceptions.
The RMTA, subject to its terms, also provides for the termination of, and the discharge and release of obligations under, certain other agreements that ARI and its subsidiaries are party to on the one hand, and ARL is party to on the other hand, including (i) the ARI RMA, pursuant to which ARI engaged ARL to manage ARI’s railcars; (ii) subject to receiving Noteholder Consent (and the terms and conditions thereof), the Longtrain RMA, pursuant to which LLIII engaged ARL to manage LLIII's railcars; (iii) the Railcar Services Agreement, pursuant to which ARI provides ARL railcar repair, engineering, administrative and other services on an as needed basis; (iv) the Consulting Services Agreement, dated as of March 1, 2016, between ARI and ARL, pursuant to which ARI agreed to provide legal services to ARL; and (v) the Trademark License described above.
Pursuant to the terms and conditions of the RMTA, AEPC has agreed to (i) undertake certain payment and performance obligations of ARL to ARI and (ii) pay or reimburse, as applicable, certain costs and expenses of ARI incurred in connection with the ARL Sale and the RMTA. In addition, pursuant to the terms and conditions of the RMTA, Buyer and an affiliate of Buyer have agreed to undertake certain payment and performance obligations of ARL to ARI following the closing of the ARL Sale. The amount receivable from AEPC pursuant to the RMTA, which was recorded within accounts receivable, due from related parties on the condensed consolidated balance sheets was $0.1 million as of September 30, 2017 and $0.6 million as of December 31, 2016.
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

This agreement was terminable by ARI or ARL upon five business days’ prior written notice with respect to any or all of the services. This agreement terminated on the ARL Closing Date. Total fees billed to ARL under the Consulting Services Agreement were zero and less than $0.1 million, respectively, for the three and nine months ended September 30, 2017 and were included within selling, general, and administrative expenses on the condensed consolidated statements of operations.
Agreements with other related parties
Railcar leases
Beginning in the third quarter of 2016, the Company leased railcars to a company controlled by Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP (the IELP Entity) under an operating lease arrangement. Revenues from railcars leased to the IELP Entity were $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2017 and less than $0.1 million for the three and nine months ended September 30, 2016, respectively. These revenues are included in railcar leasing revenues from affiliates on the consolidated statements of operations. Any related party railcar lease agreements have been, and will be, subject to the approval or review by the independent directors of the Company's Audit Committee.
Railcar services
In conjunction with the ARL Sale, each of AEPC RemainCo LLC (a wholly-owned subsidiary of AEPC) and AEP Rail RemainCo LLC (a wholly-owned subsidiary of AEP Rail Corp.) (each, a RemainCo and, collectively, the RemainCos) retained ownership of certain railcars that had previously been owned by ARL. Each RemainCo is controlled by Mr. Carl Icahn, ARI's principal beneficial stockholder, through IELP. During the three and nine months ended September 30, 2017, revenue of $1.1 million and $1.2 million, respectively, was recorded related to railcar services performed on these railcars. There were no revenues recorded for the same periods during 2016. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations.
Revenues from the IELP Entity were zero and $0.2 million, respectively, for the three and nine months ended September 30, 2017 and zero for both the three and nine months ended September 30, 2016. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations.
Consulting agreements
ARI entered into substantially identical consulting services agreements (each, a RemainCo Consulting Agreement and, collectively, the RemainCo Consulting Agreements) with each RemainCo. The RemainCos collectively own certain railcars that, pursuant to the terms and conditions of the purchase agreement governing the ARL Sale, may be sold to Buyer over a period of three years after the ARL Closing Date. Under the RemainCo Consulting Agreements, ARI has agreed to provide to each RemainCo, upon each RemainCo’s request, certain consulting services and facilitate communications among (i) each RemainCo, (ii) an unaffiliated, third party consultant engaged to assist each RemainCo to perform its duties regarding the inspection, testing and, if necessary, repair of railcars in accordance with the Revised Directive (the Directive Duties), (iii) ARL, as manager of each RemainCo’s railcars (other than in respect of the Directive Duties), and (iv) other parties (collectively referred to as Services). In exchange for the Services to be performed under the RemainCo Consulting Agreements, each RemainCo will pay to ARI a total weekly fee calculated based on employee hours worked multiplied by an agreed upon rate for the Services performed. In addition, each RemainCo will reimburse ARI for all reasonable and documented costs and expenses incurred in accordance with each RemainCo Consulting Agreement. Each RemainCo Consulting Agreement is terminable by ARI or the applicable RemainCo upon five business days’ prior written notice with respect to any or all of the Services. On July 31, 2017, ARI and each RemainCo amended and restated the RemainCo Consulting Agreements to provide ARI additional flexibility related to which employees may provide the Services. The Amended and Restated RemainCo Consulting Agreements are effective as of June 1, 2017. Consulting fees billed to the RemainCos were less than $0.1 million for both the three and nine months ended September 30, 2017. There was no consulting work performed for the RemainCos in 2016.
Other Agreements
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 and was renewed in September 2016, with an effective date in December 2015, to among other things, extend the term through May 2019, after which the agreement continues until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $0.6 million and $2.1 million for the three and nine months ended September 30, 2017, respectively, compared to $0.8 million and $1.6 million for the same periods in 2016. This agreement was unanimously approved by the independent directors of the Company’s Audit Committee.
Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Fees incurred as a member of the Insight Portfolio Group were less than $0.1 million for the three months ended September 30, 2017 and 2016 and were $0.1 million for the nine months ended September 30, 2017 and 2016. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with joint ventures
Loans to joint ventures
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lending party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $13.3 million and $17.7 million as of September 30, 2017 and December 31, 2016, respectively. See Note 6, Investments in and Loans to Joint Ventures, to our condensed consolidated financial statements, for further information regarding this transaction and the terms of the underlying loans.
Railcar component purchases from joint ventures
ARI purchased railcar components from its joint ventures amounting to $3.4 million and $14.0 million for the three and nine months ended September 30, 2017, respectively, compared to $9.0 million and $23.4 million for the same periods in 2016.
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

	Three Months Ended September 30, 2017
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing (1)	$68,442	$33,625	$102,067	$3,733
Railcar leasing	33,440	—	33,440	19,029
Railcar services	18,864	976	19,840	1,941
Corporate	—	—	—	(4,603)
Eliminations	—	(34,601)	(34,601)	(553)
Total Consolidated	$120,746	$—	$120,746	$19,547

	Three Months Ended September 30, 2016
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing (1)	$93,546	$31,283	$124,829	$(2,773)
Railcar leasing	32,798	—	32,798	19,320
Railcar services	18,618	167	18,785	2,797
Corporate	—	—	—	(2,649)
Eliminations	—	(31,450)	(31,450)	(610)
Total Consolidated	$144,962	$—	$144,962	$16,085

	Nine Months Ended September 30, 2017
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing (1)	$184,255	$149,171	$333,426	$20,183
Railcar leasing	100,992	—	100,992	56,529
Railcar services	59,200	3,191	62,391	6,986
Corporate	—	—	—	(13,828)
Eliminations	—	(152,362)	(152,362)	(6,258)
Total Consolidated	$344,447	$—	$344,447	$63,612

	Nine Months Ended September 30, 2016
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing (1)	$314,886	$64,180	$379,066	$35,451
Railcar leasing	98,775	—	98,775	59,232
Railcar services	57,965	1,735	59,700	9,364
Corporate	—	—	—	(11,598)
Eliminations	—	(65,915)	(65,915)	307
Total Consolidated	$471,626	$—	$471,626	$92,756

(1)—
The earnings (loss) from operations for the manufacturing segment include the impact of the loss contingency reserve related to the FRA Revised Directive, which is recognized by the manufacturing segment. The impact of the loss contingency reserve was $(0.9) million and 0.1 million for the three and nine months ended September 30, 2017, respectively, and $(17.0) million for both the three and nine months ended September 30, 2016.

Total Assets	September 30, 2017	December 31, 2016
	(in thousands)
Manufacturing	$225,157	$256,622
Railcar leasing	1,357,891	1,254,824
Railcar services	61,361	57,061
Corporate/Eliminations	(176,651)	(112,257)
Total Consolidated	$1,467,758	$1,456,250
Sales to Related Parties
As discussed in Note 14, Related Party Transactions, ARI has numerous arrangements with related parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Manufacturing	0.2%	—%	0.1%	0.2%
Railcar leasing	0.2%	—%	0.2%	—%
Railcar services	1.0%	4.1%	3.4%	4.5%
Sales Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Manufacturing revenues from significant customers	34.7%	38.9%	13.9%	29.7%
Note 16 — Subsequent Events
On October 27, 2017, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of December 8, 2017 that will be paid on December 22, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding: various estimates we have made in preparing our financial statements and our plans to address the Federal Railroad Administration (FRA) directive released September 30, 2016 and subsequently revised and superseded on November 18, 2016 (FRA Directive) and the settlement agreement related thereto, our plans to continue to transition the management of our lease fleet from ARL to in-house and terminate our contractual agreements with ARL, expected future trends relating to our industry, products and markets, the potential impact of regulatory developments, including developments related to the FRA Directive and the related settlement, anticipated customer demand for our products and services, trends relating to our shipments, leasing business, railcar services, revenues, profit margin, capacity, financial condition and results of operations; trends related to railcar shipments for direct sale versus lease, our backlog and any implication that our backlog may be indicative of our future revenues, our strategic objectives and long-term strategies, our results of operations, financial condition and the sufficiency of our capital resources, our capital expenditure plans, short- and long-term liquidity needs, ability to service our current debt obligations and future financing plans, our Stock Repurchase Program, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and our lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Investors should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

•
risks relating to our compliance with the FRA Directive and the settlement agreement related thereto, any developments related to the FRA Directive and the settlement agreement related thereto or other regulatory actions and any costs or loss of revenue related thereto;

•	risks relating to the ongoing transition of the management of our railcar leasing business from ARL to in-house management following completion of the ARL Sale;

•	fluctuations in commodity prices, including oil and gas;

•	the impact, costs and expenses of any warranty claims to which we may be subject now or in the future;

•	the risks associated with ongoing compliance with transportation, environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale;

•	our ability to recruit, retain and train qualified personnel;

•	our ability to manage overhead and variations in production rates;

•	the impact of any economic downturn, adverse market conditions or restricted credit markets;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	the ongoing risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the impact, costs and expenses of any litigation to which we may be subject now or in the future;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production capabilities at our joint ventures;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to support the growth of our lease fleet;

•	the impact of repurchases pursuant to our Stock Repurchase Program on our current liquidity and the ownership percentage of our principal beneficial stockholder through IELP, Mr. Carl Icahn;

•	the conversion of our railcar backlog into revenues equal to our reported estimated backlog value;

•	the risks and impact associated with any potential joint ventures, acquisitions, strategic opportunities, dispositions or new business endeavors;

•	the integration with other systems and ongoing management of our enterprise resource planning system; and

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.
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
EXECUTIVE SUMMARY
We are a prominent North American designer and manufacturer of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. We use certain of these components in our own railcar manufacturing and/or sell certain of these products to third parties. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services, for our fleet and for other railcar owners. Our business model combines manufacturing, railcar leasing and railcar services and is designed to support the industry with complete railcar solutions over the full life cycle of a railcar.
During the third quarter of 2017, we continued to experience a steady level of inquiries for a variety of types of covered hopper railcars while tank railcar inquiries picked up slightly in recent months. While inquiry activity is trending slightly more favorably than earlier this year, inquiries remain focused on specialty railcar types primarily for smaller order quantities. Railcar loadings for the nine months ended September 30, 2017 as reported by the AAR have increased compared to the prior year, but are not at high enough levels to increase demand for new railcars or bring more railcars out of storage. We received orders for 761 railcars during the third quarter of 2017, which is similar to orders for 798 railcars received during the second quarter of 2017. The orders we received in the third quarter of 2017 were for a variety of types of both hopper and tank railcars. These orders bring our year-to-date total for 2017 up to 2,433 railcars compared to 1,568 railcars ordered for the full year of 2016. However, our backlog continued to decline during the quarter as shipments exceeded orders. The flexibility of our workforce and the proximity of our railcar manufacturing facilities and vertically integrated component plants provide us with the ability to adjust our production rates as market demand may dictate. We cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders, shipments, pricing, lease utilization and/or lease rates will track our historical results or industry-wide trends.
Our consolidated operating margin was 18.5% for the nine months ended September 30, 2017 and was supported by our continued commitment to the growth of our railcar leasing segment, with a lease fleet of 12,749 railcars at September 30, 2017. Total railcar shipments were 956 during the third quarter of 2017, a decrease of 18.8% compared to the same period in 2016. Even at lower production levels, we continue to efficiently produce high quality hopper and tank railcars. These shipments included 338 railcars built for our lease fleet, representing 35.4% of the total railcar shipments compared to 27.4% for the same period in 2016. This quarterly rate is closer to our historical average compared to our shipments during the first half of 2017, but still may not be indicative of future quarterly rates. Shipments and orders for railcars on long-term leases not only help us to maintain a steady level of production during the manufacturing period, but also help provide a steady stream of future cash flows. Because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
Since 2011, we have strategically grown our lease fleet to include a mix of tank and hopper railcars for varying service types. We have been transitioning the management of our railcar leasing business in-house for the past several months and have increased our sales force to sell and market our entire products and services line. Our existing sales and marketing staff have taken a leading role during this expansion and we expect to continue to grow our relationship with key customers. Although the industry is experiencing a period of softer lease rates as a result of the current competitive nature of the overall railcar market, we believe the expiration dates of our operating leases being spread over the next several years will help mitigate some of the risks of renewing leases at lower rates or any inability we may experience in renewing or re-leasing these railcars. As of September 30, 2017, our backlog was 2,683 railcars, of which 657 we currently expect to build for our lease fleet. With our current liquidity of $306.2 million, including $200.0 million available under our revolving credit facility, and additional unencumbered railcars available to borrow against, we have the ability to further grow our lease fleet as demand dictates.
Our railcar services business continues to support the industry, offering repair services over the railcar life cycle. Over the last quarter, in addition to regular repair and maintenance services, our repair network has been focused on inspecting railcars that we and our customers own that are subject to inspection, testing and, if necessary, repair, as part of the FRA Directive. Our tank railcar manufacturing facility provides us additional flexibility not only to produce railcars, but also to perform traditional repair and retrofit services in a production line set-up.
We believe our integrated business model of providing complete life cycle solutions for the railcar industry under the direction of our experienced management team provides a solid foundation of knowledge that we will leverage as we expect to continue to grow our internally-managed railcar leasing business as demand dictates. We believe our approach, which has been further enhanced with additions to our sales force and the addition of our lease fleet management team, will help us continue to be competitive in the North American railcar market, providing our customers opportunities to purchase or lease railcars from us. Our business continues to use synergies from our manufacturing, railcar leasing and railcar services segments. Our structure as a manufacturer, repair services provider and lessor provides us with numerous competitive advantages, including increased flexibility and lower costs, relative to other lessors in the industry.
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
The Revised Directive requires owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within twelve months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA reserved the right to impose additional test and inspection requirements for the remaining tank railcars subject to the Revised Directive.
Although the Revised Directive addressed some of the Company’s concerns and clarified certain requirements of the Original Directive, ARI identified significant issues with the Revised Directive. As a result, in December 2016, ARI sought judicial review of and relief from the Revised Directive by filing a petition for review against the FRA in the United States Court of Appeals for the District of Columbia Circuit.
On August 17, 2017, the Company entered into a settlement agreement with the FRA, which covered the subject railcars owned by ARI and certain of its affiliates. This settlement agreement, among other things, extends the deadline for ARI to complete the inspection, testing and repairs, if needed, for the 15% identified railcars to December 31, 2017.  Adding clarity regarding certain unknown requirements referenced in the Revised Directive, under the settlement agreement, ARI is required to inspect, test, and if necessary repair the remaining 85% subject tank railcars at the next tank railcar qualification, scheduled routine or regular maintenance, shopping or repair event, but no later than December, 31, 2025. However, the agreement permits ARI to:

(i) if the FRA does not impose a similar requirement by July 31, 2018 on other owners’ railcars subject to the Revised Directive, suspend compliance with this requirement until such time as the FRA imposes requirements on all 85% railcars subject to the Revised Directive, and (ii) elect to be governed by any different requirements later imposed by the FRA on other owners’ railcars subject to the Revised Directive. In addition, the settlement agreement also provides that railcars owned by ARI are no longer required to have a surface inspection performed when the railcars are being inspected pursuant to the Revised Directive. Finally, as part of the settlement agreement, ARI dismissed its lawsuit against the FRA.
In accordance with accounting principles generally accepted in the United States of America, as of September 30, 2017, our remaining loss contingency reserve of $9.3 million covers our probable and estimable liabilities with respect to our response to the Revised Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and owner of railcars subject to the Revised Directive.
It is reasonably possible that a loss exists in excess of the amount accrued by the Company. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the remaining loss contingency reserve of $9.3 million cannot be reasonably estimated at this time.
RESULTS OF OPERATIONS
Three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016
Consolidated Results

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2017	2016	Change	Change	2017	2016	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$68,442	$93,546	$(25,104)	(26.8)	$184,255	$314,886	$(130,631)	(41.5)
Railcar leasing	33,440	32,798	642	2.0	100,992	98,775	2,217	2.2
Railcar services	18,864	18,618	246	1.3	59,200	57,965	1,235	2.1
Total revenues	$120,746	$144,962	$(24,216)	(16.7)	$344,447	$471,626	$(127,179)	(27.0)
Cost of revenues:
Manufacturing	$(64,235)	$(79,671)	$15,436	(19.4)	$(169,915)	$(263,389)	$93,474	(35.5)
Other operating income	(924)	(16,973)	16,049	*	140	(16,973)	17,113	*
Railcar leasing	(10,856)	(10,577)	(279)	2.6	(34,532)	(31,108)	(3,424)	11.0
Railcar services	(16,023)	(15,131)	(892)	5.9	(49,559)	(45,788)	(3,771)	8.2
Total cost of revenues	$(92,038)	$(122,352)	$30,314	(24.8)	$(253,866)	$(357,258)	$103,392	(28.9)
Selling, general and administrative	(9,263)	(6,583)	(2,680)	40.7	(27,084)	(21,837)	(5,247)	24.0
Net gains on disposition of leased railcars	102	58	44	*	115	225	(110)	*
Earnings from operations	$19,547	$16,085	$3,462	21.5	$63,612	$92,756	$(29,144)	(31.4)
* - Not Meaningful
Revenues
Our total consolidated revenues for the three and nine months ended September 30, 2017 decreased by 16.7% and 27.0%, respectively, compared to the same periods in 2016. These decreases were primarily due to decreased revenues in our manufacturing segment, partially offset by slight increases in revenues in our railcar leasing and railcar services segments.
During the three months ended September 30, 2017, we shipped 618 direct sale railcars, which excludes 338 railcars (35.4% of total shipments) built for our lease fleet, compared to 855 direct sale railcars for the same period of 2016, which excludes 322 railcars (27.4% of total shipments) built for our lease fleet.

During the nine months ended September 30, 2017, we shipped 1,698 direct sale railcars, which excludes 1,485 railcars (46.7% of total shipments) built for our lease fleet, compared to 2,917 direct sale railcars for the same period of 2016, which excludes 607 railcars (17.2% of total shipments) built for our lease fleet.
Manufacturing revenues decreased by 26.8% during the three month period ended September 30, 2017 compared to the same period of 2016. This change included a 27.8% decrease driven by multiple factors, including fewer hopper and tank railcar shipments for direct sale, a higher percentage of railcar shipments going to our lease fleet, and more competitive pricing for both railcar types. In total, we shipped 237 fewer direct sale railcars during the three month period ended September 30, 2017 compared to the same period in 2016. The decrease in manufacturing revenues due to lower volumes and competitive pricing was partially offset by a 1.0% increase on higher revenues from material cost changes that we generally pass through to customers and the change in the mix of railcars shipped.
Manufacturing revenues decreased by 41.5% during the nine month period ended September 30, 2017 compared to the same period of 2016. This change included a 43.5% decrease driven by multiple factors, including fewer hopper and tank railcar shipments for direct sale, a higher percentage of railcar shipments going to our lease fleet, and more competitive pricing for both railcar types. In total, we shipped 1,219 fewer direct sale railcars during the nine month period ended September 30, 2017 compared to the same period in 2016. The decrease in manufacturing revenues due to lower volumes, competitive pricing, and product mix was partially offset by a 2.0% increase due to higher revenues from material cost changes that we generally pass through to customers.
Railcar leasing revenues increased by 2.0% and 2.2% during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 due primarily to an increase in the number of railcars in our lease fleet, partially offset by a decline in weighted average lease rates. The lease fleet grew to 12,749 railcars at September 30, 2017 from 10,961 railcars at September 30, 2016.

Railcar services revenues increased by 1.3% and 2.1% during the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to increased demand and additional capacity from our mobile repair operations, partially offset by decreased demand for tank railcar qualifications and tank railcar exterior paint and interior linings at certain shops. Our tank railcar manufacturing facility provides us the flexibility not only to produce railcars, but also to perform repair and retrofit services in a production line set-up offering another option for us to meet our customers' repair needs. This additional flexibility allowed us to complete certain repair projects at our tank railcar manufacturing facility during the three and nine months ended September 30, 2017 that were performed to a lesser extent during the comparable periods of 2016.
Cost of revenues
Our total consolidated cost of revenues decreased by 24.8% and 28.9% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 due to decreased cost of revenues in our manufacturing segment, which was partially offset by an increase in our railcar leasing and railcar services segments.
Cost of revenues (excluding the other operating income (loss) attributable to the manufacturing segment) decreased for our manufacturing segment by 19.4% and 35.5% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, including 27.9% and 43.7% decreases, respectively, driven primarily by lower overall railcar shipments for direct sale. These overall decreases were partially offset by 8.5% and 8.2% decreases, respectively, driven by lower material costs for key components and steel. These lower material costs are also reflected as a decrease in selling prices as our practice is to generally pass changes in these costs through to the customer.
Cost of revenues for our railcar leasing segment increased by 2.6% and 11.0% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above, and increased maintenance costs associated with both our growing lease fleet and certain railcars reassigned to other lessees.
Cost of revenues for our railcar services segment increased by 5.9% and 8.2% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to an increase in demand for our mobile repair services and repair projects performed at our tank railcar manufacturing facility and an unfavorable mix of repair work causing inefficiencies at certain repair facilities during 2017.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative expenses were $9.3 million and $27.1 million for the three and nine months ended September 30, 2017, respectively, compared to $6.6 million and $21.8 million for the same periods in 2016. The increase for the three months ended September 30, 2017 was primarily due to increased compensation costs relating to additional personnel hired in connection with the Company's ongoing transition of lease fleet management in-house and increasing our own sales and marketing team, higher legal expenses, and the impact of a reduction in incentive compensation expenses during the third quarter of 2016, all partially offset by decreased consulting expenses.
The increase for the nine months ended September 30, 2017 was primarily due to similar factors including increased compensation costs relating to additional personnel hired in connection with the Company's ongoing transition of lease fleet management in-house and increasing our own sales and marketing team, the impact of a reduction in incentive compensation expenses in the same period in 2016, higher legal expenses, and a prior year credit to bad debt expense, partially offset by decreased consulting costs compared to the same period in 2016, decreased commissions due to the sale of fewer railcars for direct sale and decreased stock-based compensation costs due to fluctuations in the Company’s stock price.
Interest expense
Our total consolidated interest expense decreased by $0.2 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, compared to the same period in 2016. These decreases were primarily driven by lower average debt balances during these periods in 2017 compared to the same periods in 2016.
Earnings (Loss) from Joint Ventures
The breakdown of our earnings (loss) from joint ventures during the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Ohio Castings	$(237)	$49	$(286)	$(1,059)	$(116)	$(943)
Axis	469	1,565	(1,096)	2,637	4,674	(2,037)
Total Earnings from Joint Ventures	$232	$1,614	$(1,382)	$1,578	$4,558	$(2,980)
Our joint venture earnings were $0.2 million and $1.6 million for the three and nine months ended September 30, 2017, respectively, compared to earnings of $1.6 million and $4.6 million for the same periods in 2016, respectively. Our Ohio Castings joint venture experienced certain ramp down costs in connection with the idling of the facility in early 2017 and continues to run at a loss due to being idled. Earnings from our Axis joint venture declined during the three and nine months ended September 30, 2017 compared to the same periods of 2016 due to lower production levels in line with a decline in industry railcar volumes. Even with its lower production levels, Axis continues to produce positive results.
Income Tax Expense
Our income tax expense was $6.3 million, or 41.5% of our earnings before income taxes, and $21.9 million, or 41.9% of our earnings before income taxes for the three and nine months ended September 30, 2017, respectively, compared to $4.9 million or 38.7% of our earnings before income taxes, and $31.1 million, or 38.2% of our earnings before income taxes for the same periods in 2016. Our annual effective tax rate has increased in 2017 compared to 2016, as we do not anticipate any benefits from the domestic production activities deduction. Furthermore, based upon our accounting policy for the realization of deferred tax assets, our effective tax rate was impacted by the recognition of a valuation allowance in the second quarter of 2017 against our capital loss carryforward. This significant discrete item increased our tax rate by 1.9% for the nine months ended September 30, 2017.
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

	Three Months Ended September 30,
	2017			2016
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$68,442	$33,625	$102,067	$93,546	$31,283	$124,829	$(22,762)
Railcar leasing	33,440	—	33,440	32,798	—	32,798	642
Railcar services	18,864	976	19,840	18,618	167	18,785	1,055
Eliminations	—	(34,601)	(34,601)	—	(31,450)	(31,450)	(3,151)
Total Consolidated	$120,746	$—	$120,746	$144,962	$—	$144,962	$(24,216)

	Nine Months Ended September 30,
	2017			2016
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$184,255	$149,171	$333,426	$314,886	$64,180	$379,066	$(45,640)
Railcar leasing	100,992	—	100,992	98,775	—	98,775	2,217
Railcar services	59,200	3,191	62,391	57,965	1,735	59,700	2,691
Eliminations	—	(152,362)	(152,362)	—	(65,915)	(65,915)	(86,447)
Total Consolidated	$344,447	$—	$344,447	$471,626	$—	$471,626	$(127,179)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Earnings (Loss) from Operations
Manufacturing (1)	$3,733	$(2,773)	$6,506	$20,183	$35,451	$(15,268)
Railcar leasing	19,029	19,320	(291)	56,529	59,232	(2,703)
Railcar services	1,941	2,797	(856)	6,986	9,364	(2,378)
Corporate	(4,603)	(2,649)	(1,954)	(13,828)	(11,598)	(2,230)
Eliminations	(553)	(610)	57	(6,258)	307	(6,565)
Total Consolidated	$19,547	$16,085	$3,462	$63,612	$92,756	$(29,144)

(1)—
The earnings (loss) from operations for the manufacturing segment include the impact of the loss contingency reserve related to the FRA Revised Directive, which is recognized by the manufacturing segment. The impact of the loss contingency reserve was $(0.9) million and 0.1 million for the three and nine months ended September 30, 2017, respectively, and $(17.0) million for both the three and nine months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Operating Margins
Manufacturing (1)	3.7%	(2.2)%	6.1%	9.4%
Railcar leasing	56.9%	58.9%	56.0%	60.0%
Railcar services	9.8%	14.9%	11.2%	15.7%

(1)—
The manufacturing segment operating margins include the impact of the loss contingency reserve related to the FRA Revised Directive, which is recognized by the manufacturing segment. The impact of the loss contingency reserve on the manufacturing segment operating margins was (0.9)% and zero for the three and nine months ended September 30, 2017, respectively, and (13.6)% and (4.4)% for the three and nine months ended September 30, 2016, respectively.

Manufacturing
Our manufacturing segment revenues, including revenues for railcars built for our lease fleet, decreased by $22.8 million and $45.6 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decreases for these periods resulted primarily from a decrease in overall railcar shipments and a decrease in average selling prices due to more competitive pricing for both hopper and tank railcars.
During the third quarter of 2017, we shipped 956 railcars, including 338 railcars built for our lease fleet, compared to 1,177 railcars, including 322 railcars built for our lease fleet for the same period of 2016. During the first nine months of 2017, we shipped 3,183 railcars, including 1,485 railcars built for our lease fleet, compared to 3,524 railcars, including 607 railcars built for our lease fleet for the same period of 2016.
Manufacturing segment revenues for the three and nine months ended September 30, 2017 included revenues of $33.3 million and $147.2 million, respectively, relating to railcars built for our lease fleet compared to $31.3 million and $64.2 million for the same periods in 2016. These increases in revenues related to railcars built for our lease fleet were due to higher quantities of both tank and hopper railcars shipped for lease as we continue to focus on growing our lease fleet. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 35.4% and 46.7% of our railcar shipments during the three and nine months ended September 30, 2017, respectively, compared to 27.4% and 17.2% of our railcar shipments during the same periods in 2016.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs and profit for railcars manufactured for our railcar leasing segment, increased by $6.5 million for the three months ended September 30, 2017 compared to the same period in 2016. Profit on railcars built for our lease fleet, which is eliminated in consolidation, was $3.3 million for the three months ended September 30, 2017 compared to $3.2 million for the same period in 2016. The profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Operating margin from our manufacturing segment increased to 3.7% for the three months ended September 30, 2017 compared to (2.2)% for the same period in 2016. The increases for both earnings from operations and operating margin were primarily due to the prior period impact of the loss contingency related to the FRA Directive recognized by the manufacturing segment of $17.0 million during the third quarter of 2016, which negatively impacted operating margins by 13.6% for the three months ended September 30, 2016, partially offset by higher costs associated with lower production volumes and more competitive pricing for both tank and hopper railcars.
Earnings from operations for our manufacturing segment decreased by $15.3 million for the nine months ended September 30, 2017 compared to the same period in 2016. Profit on railcars built for our lease fleet, which is eliminated in consolidation, was $14.2 million for the nine months ended September 30, 2017 compared to $7.7 million for the same period in 2016. Operating margin from our manufacturing segment decreased to 6.1% for the nine months ended September 30, 2017 compared to 9.4% for the same period in 2016. The decreases for both earnings from operations and operating margin were primarily due to higher costs associated with lower production volumes and more competitive pricing for both tank and hopper railcars, partially offset by the impact of the loss contingency reserve recorded during 2016, which negatively impacted operating margins by 4.4% for the nine months ended September 30, 2016.
Railcar Leasing
Our railcar leasing segment revenues for the three and nine months ended September 30, 2017 increased by $0.6 million and $2.2 million, respectively, compared to the same periods in 2016. The increases in revenues were driven by an increase in railcars on lease with third parties, partially offset by a decline in weighted average lease rates.
For the three months ended September 30, 2017, our railcar leasing segment revenues included transactions with affiliates, totaling $0.2 million, or 0.2% of our total consolidated revenues. For the nine months ended September 30, 2017, our railcar leasing segment revenues included transactions with affiliates, totaling $0.7 million, or 0.2% of our total consolidated revenues. For the three and nine months ended September 30, 2016, our railcar leasing segment revenues included transactions with affiliates of less than $0.1 million, or less than 0.1% of our total consolidated revenues.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, decreased by $0.3 million and $2.7 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016. Operating margin from our railcar leasing segment decreased to 56.9% and 56.0% for the three and nine months ended September 30, 2017 compared to 58.9% and 60.0% for the same periods in 2016. These decreases were due to increased maintenance costs and lower lease rates on certain renewals.
Railcar Services
Our railcar services segment revenues increased by $1.1 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. These increases were primarily due to increased demand and additional capacity from our mobile repair operations, an increase in repair work performed at our tank railcar manufacturing facility, and intercompany revenue that is eliminated in consolidation, partially offset by decreased demand for tank railcar qualifications and tank railcar exterior paint and interior linings.
For the three and nine months ended September 30, 2017, our railcar services segment revenues included transactions with affiliates totaling $1.2 million, or 1.0%, of our total consolidated revenues and $11.7 million, or 3.4%, of our total consolidated revenues, respectively, compared to $5.9 million or 4.1%, of our total consolidated revenues and $21.2 million, or 4.5%, of our total consolidated revenues for the same periods in 2016.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased by $0.9 million for the three months ended September 30, 2017 compared to the same period of 2016 and operating margins for this segment decreased to 9.8% for the three months ended September 30, 2017 compared to 14.9% for the same period in 2016. These decreases were due predominately to an unfavorable mix of work, primarily related to performing low-revenue and low-margin services related to the FRA's Revised Directive that displaced other potential work that our repair shops could have been performing, partially offset by an increase in demand for our mobile repair services.
Earnings from operations for our railcar services segment decreased $2.4 million for the nine months ended September 30, 2017 compared to the same period in 2016. Operating margins for this segment decreased to 11.2% for the nine months ended September 30, 2017 compared to 15.7% for the same period in 2016. These decreases were due predominately to an unfavorable mix of work as discussed above, partially offset by an increase in demand for our mobile repair services.
BACKLOG
We define backlog as the number and estimated market value of new railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of September 30, 2017, our total backlog was 2,683 railcars, of which we currently expect 2,026 railcars with an estimated market value of $185.1 million to be for direct sale and 657 railcars with an estimated market value of $62.9 million to be added to our lease fleet. As of December 31, 2016, our total backlog was 3,813 railcars, of which we expected 2,176 railcars with an estimated market value of $198.3 million to be direct sales and 1,637 railcars with an estimated market value of $152.2 million to be added to our lease fleet. Our backlog at September 30, 2017 included 7 railcars for an affiliated customer with an estimated market value of $0.7 million to be added to our lease fleet. Our entire backlog at December 31, 2016 related to railcar orders for non-affiliated customers.
Railcars for Sale. As of September 30, 2017, 75.5% of the total number of railcars in our backlog were expected to be railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.

Railcars for Lease. As of September 30, 2017, 24.5% of the total number of railcars in our backlog were expected to be added to our lease fleet. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2017, we had net working capital of $161.4 million, including $106.2 million of cash and cash equivalents. As of September 30, 2017, we had $552.0 million of debt outstanding, net of unamortized debt issuance costs of $4.7 million under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII), and we also had $200.0 million available to us under a revolving loan, as discussed further below.
Outstanding and Available Debt
Subsidiary lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. LLIII issued $625.5 million in aggregate principal amount of notes, pursuant to an Indenture (the Longtrain Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (the Class A-1 Notes and the Class A-2 Notes, collectively, the Notes). As of September 30, 2017, there were $181.4 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Longtrain Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. The liquidity reserve amount was $16.5 million and $16.7 million as of September 30, 2017 and December 31, 2016, respectively, and is included within restricted cash on the condensed consolidated balance sheets.
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
As of June 1, 2017, ARI has subcontracted with ARL to provide services to ARL covering the day-to-day management of the LLIII railcars and the leases associated therewith until the earlier of the date on which ARI becomes the manager of the LLIII railcars following receipt of the consent of noteholders, or the date that is thirty (30) months after the ARL Closing Date (as defined below), unless terminated earlier pursuant to its terms. See below and Note 14, Related Party Transactions, for further discussion regarding this agreement with ARL and the impact on the Company of the ARL Sale.
ARI lease fleet financings
In December 2015, we completed a financing of our railcar lease fleet with availability of up to $200.0 million under a credit agreement (the 2015 Credit Agreement). The 2015 Credit Agreement contains an incremental borrowing provision under which ARI, as debtor and subject to the conditions set forth in the 2015 Credit Agreement, has the right but not the obligation to increase the amount of the facility in an aggregate amount of up to $100.0 million (the amounts extended under the 2015 Credit Agreement, inclusive of any amounts extended under the incremental facility, the Revolving Loans), to a maximum principal amount of $300.0 million. We may use the proceeds of the Revolving Loans to finance the manufacturing of railcars on an ongoing basis, to pay related transaction costs, fees and expenses in connection with the 2015 Credit Agreement, to finance ongoing working capital requirements and for other general corporate purposes. The initial Revolving Loan obtained at closing amounted to approximately $99.5 million, net of fees and expenses. In February 2016, we repaid amounts outstanding under the Revolving Loan in full and as of the date of this report we have borrowing availability of $200.0 million under this facility.
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
The Revolving Loans are also subject to acceleration upon and following specified events of default. The 2015 Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to us and, following the Election, ARL, which are customarily applicable to senior secured facilities. Key defaults and events of default include failure to repay principal, interest, fees and other amounts owed under the 2015 Credit Agreement; making misrepresentations; cross-defaults to certain other indebtedness of ours; the rendering of certain judgments against us; impermissible transfers of equipment; occurrence of a Material Adverse Change (as defined in the 2015 Credit Agreement); and our bankruptcy or insolvency. Many defaults are subject to cure periods prior to such default giving rise to the right of the lenders and administrative agent to accelerate the Revolving Loans and to exercise remedies. We were in compliance with the covenants under the 2015 Credit Agreement as of September 30, 2017.
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
Management Transition of our Railcar Leasing Business
As previously disclosed, on December 16, 2016, we entered into a railcar management transition agreement (the RMTA) with ARL in anticipation of the expected sale of ARL (the ARL Sale) to SMBC Rail Services LLC (Buyer). The RMTA, among other things, addresses the transition, from ARL to us following the ARL Sale, of the management of railcars owned by ARI (the ARI Railcars) and railcars owned by LLIII (the Longtrain Railcars). American Entertainment Properties Corporation (AEPC), a company controlled by Mr. Carl Icahn, and SMRSH LLC, an affiliate of Buyer, are also parties to the RMTA for the limited purposes previously disclosed. Immediately prior to the ARL Sale, ARL and its subsidiaries were controlled by Mr. Carl Icahn, ARI’s principal beneficial stockholder, through Icahn Enterprises L.P. Following the ARL Sale, ARL is controlled by Buyer. The ARL Sale was consummated (the ARL Closing) on June 1, 2017 (the ARL Closing Date). In connection with the ARL Closing, the RMTA was amended by a Joinder and Amendment to the RMTA, principally to join ACF, a company controlled by Mr. Carl Icahn as a party thereto, to address certain ACF books and records in the possession of ARL. The Railcar Management Agreement, dated February 29, 2012 (as amended), between ARI and ARL, pursuant to which ARL managed the ARI Railcars and marketed them for sale or lease was terminated pursuant to the terms of the RMTA as of the ARL Closing Date. And effective as of the ARL Closing Date, ARI now manages the ARI Railcars and markets them for sale or lease.
Pursuant to a Railcar Management Agreement, dated January 29, 2015, between LLIII and ARL (the Longtrain RMA), ARL, as manager, has marketed Longtrain Railcars for lease, and has also arranged for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the Longtrain Railcars. In addition, a subsidiary of ARL serves as administrator of the accounts used to service the debt under the Longtrain Indenture. As previously disclosed, the RMTA, among other things, requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of the Longtrain Railcars under the Longtrain Indenture and certain related documents. ARI has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. ARI may be unable to obtain the Noteholder Consent for a variety of reasons.

As provided in the RMTA, following the ARL Closing, the Longtrain RMA will continue in effect, with ARL remaining as manager of the Longtrain Railcars under the Longtrain RMA and the Longtrain Indenture, unless and until ARI obtains the Noteholder Consent and becomes the manager of the Longtrain Railcars, or, alternatively, ARL is removed as the manager or the Longtrain RMA is terminated earlier, in each case pursuant to its terms. Further, as contemplated by the RMTA, effective as of the ARL Closing Date, ARI entered into a sub-contract arrangement with ARL (the Subcontractor Agreement) to provide services to ARL covering the day-to-day management of the Longtrain Railcars and the leases associated therewith. Under this arrangement, ARL and its subsidiary, as manager and administrator, respectively, will remain in control of the accounts used to service the debt under the Longtrain Indenture. During the term of the Subcontractor Agreement, management fees and expenses paid to ARL in respect of management duties subcontracted to ARI will be paid by ARL to ARI. The Subcontractor Agreement will continue until the earlier of the date on which ARI becomes the manager of the Longtrain Railcars following receipt of the Noteholder Consent, or the date that is thirty (30) months after the ARL Closing Date, unless terminated earlier pursuant to its terms.

Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$91,096	$148,700	$(57,604)
Investing activities	(121,818)	(88,774)	(33,044)
Financing activities	(41,829)	(159,917)	118,088
Effect of exchange rate changes on cash and cash equivalents	156	(24)	180
Decrease in cash and cash equivalents	$(72,395)	$(100,015)	$27,620

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the nine months ended September 30, 2017 was $91.1 million compared to net cash provided by operating activities of $148.7 million for the same period in 2016. This decrease was primarily due to decreased earnings, as described above, and changes in various operating assets and liabilities, including accrued expenses and taxes, as well as accounts receivable, income taxes receivable, inventories, and accounts payable, due to the timing of shipments and customer payments.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the nine months ended September 30, 2017 was $121.8 million compared to $88.8 million in the same period in 2016. The increase was a result of an increase in the number of our leased railcar shipments, partially offset by reduced capital expenditures during the first nine months of 2017 compared to the same period in 2016 and sales of our short term investments in 2017 compared to purchases in 2016.
Net Cash (Used In) Provided By Financing Activities
Our net cash used in financing activities for the nine months ended September 30, 2017 was $41.8 million compared to net cash used in financing activities of $159.9 million for the same period in 2016. The cash used in financing activities during the first nine months of 2016 included the $100.0 million repayment of our Revolving Loan and repurchases of $17.4 million of shares of our common stock under our stock repurchase program (the Stock Repurchase Program), as described further below.
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
Capital expenditures for the nine months ended September 30, 2017 were $132.4 million for manufacturing railcars for lease to others to expand our business and $4.8 million for capitalized projects that we expect will maintain equipment, improve efficiencies, further enhance the quality of our products and services, and reduce costs. These types of capital expenditures will continue for the remainder of 2017. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services.
Future Liquidity
As of September 30, 2017, our current liquidity of $306.2 million consisted of our existing cash and cash equivalents balance, anticipated cash flows from operations, and borrowing availability of $200.0 million under the 2015 Credit Agreement. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business, in connection with demand.
Additionally, we expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of railcar orders we receive, our shipments and our production rates, as well as costs and expenses related to our compliance with governmental and industry regulations and requirements. Our future liquidity may also be impacted by the number of railcar orders we receive for lease versus direct sale. However, we believe we have a strong balance sheet with good borrowing capacity based on, among other things, our ability to use any unencumbered railcars in our lease fleet as collateral in any future financing transaction.
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
Stock Repurchase Program
On July 28, 2015, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. There were no repurchases during the nine months ended September 30, 2017. To date, we have repurchased 2,268,419 shares for $86.0 million under the Stock Repurchase Program. Board authorization for $164.0 million remains available for further stock repurchases.
Contractual Obligations and Contingencies
As of September 30, 2017, our gross outstanding debt decreased to $556.9 million from $576.0 million as of December 31, 2016, primarily in connection with principal payments made on the Notes in accordance with the terms of the Longtrain Indenture. See Notes 8 - 11 to the condensed consolidated financial statements for a discussion of the status of other contingencies and contractual obligations. Our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
The Revised Directive requires owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within twelve months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA reserved the right to impose additional test and inspection requirements for the remaining tank railcars subject to the Revised Directive.

Although the Revised Directive addressed some of the Company’s concerns and clarified certain requirements of the Original Directive, ARI identified significant issues with the Revised Directive. As a result, in December 2016, ARI sought judicial review of and relief from the Revised Directive by filing a petition for review against the FRA in the United States Court of Appeals for the District of Columbia Circuit.
On August 17, 2017, the Company entered into a settlement agreement with the FRA, which covered the subject railcars owned by ARI and certain of its affiliates. This settlement agreement, among other things, extends the deadline for ARI to complete the inspection, testing and repairs, if needed, for the 15% identified railcars to December 31, 2017.  Adding clarity regarding certain unknown requirements referenced in the Revised Directive, under the settlement agreement, ARI is required to inspect, test, and if necessary repair the remaining 85% subject tank railcars at the next tank railcar qualification, scheduled routine or regular maintenance, shopping or repair event, but no later than December, 31, 2025. However, the agreement permits ARI to: (i) if the FRA does not impose a similar requirement by July 31, 2018 on other owners’ railcars subject to the Revised Directive, suspend compliance with this requirement until such time as the FRA imposes requirements on all 85% railcars subject to the Revised Directive, and (ii) elect to be governed by any different requirements later imposed by the FRA on other owners’ railcars subject to the Revised Directive. In addition, the settlement agreement also provides that railcars owned by ARI are no longer required to have a surface inspection performed when the railcars are being inspected pursuant to the Revised Directive. Finally, as part of the settlement agreement, ARI dismissed its lawsuit against the FRA.
Owners, including the Company, and lessees of the subject railcars will likely incur costs associated with compliance with the Revised Directive, including but not limited to, costs of inspection, cleaning and repair, if necessary, as well as freight costs for transporting covered railcars to and from repair facilities. We, and other lessors of subject railcars, may also experience loss of revenue during periods of rent abatement, if applicable, as a result of railcars being out of service due to compliance with the Revised Directive.
In accordance with accounting principles generally accepted in the United States of America, as of September 30, 2017, our loss contingency of $9.3 million covers our probable and estimable liabilities with respect to our response to the Revised Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and owner of railcars subject to the Revised Directive.
It is reasonably possible that a loss exists in excess of the amount accrued by the Company. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency of $9.3 million cannot be reasonably estimated at this time.
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
Complying with the Revised Directive and the settlement agreement could disrupt our operations or restrict our ability to expand our lease fleet. Failure to successfully manage our compliance with the Revised Directive and the settlement agreement and assist other railcar owners with their compliance efforts could cause delays or cancellations of orders, lost revenue, harm to our reputation, deterioration of business and customer relationships, including with our affiliates, and result in an adverse impact on our business, financial condition and results of operations. Any material loss of revenue due to rent abatement, or otherwise, could adversely affect our ability to comply with covenants in our debt facilities. We cannot assure you that costs incurred to comply with any regulations, including the Revised Directive, will not be material to our business, financial condition or results of operations.
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
In anticipation of the sale of ARL (the ARL Sale) to SMBC Rail Services LLC (the Buyer) on June 1, 2017, we entered into a railcar management transition agreement (the RMTA) to manage the transition, from ARL to us, of the management of railcars owned by us and our subsidiaries. The RMTA, among other things, (i) permits us to assume the management of our railcars following the consummation of the ARL Sale; (ii) requires us to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of railcars owned by our subsidiary, Longtrain Leasing III, LLC (LLIII) under that certain Indenture, dated January 29, 2015, between LLIII and U.S. Bank National Association, as indenture trustee (the Longtrain Indenture), and certain related documents; and (iii) requires ARL to transfer to us certain books and records and electronic data with respect to our railcars and leasing business and otherwise assist in the transfer of the management of the leasing business to us. We may be unable to obtain the Noteholder Consent for a variety of reasons. If we do not obtain the Noteholder Consent, ARL, under the Buyer's management, will remain the manager of the railcars owned by LLIII under the Longtrain Indenture. We have no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent.
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
Under our railcar management agreements, we historically relied on ARL to manage and market our railcars for lease and re-lease. We added several key employees during the second quarter of 2017, who have joined the lease fleet management and sales team from ARL, as well as from elsewhere in the industry. While the core team is in place, we continue to look to hire additional complementary employees to support our sales team and lease fleet management groups. Our ability to continue to successfully manage our own railcar leasing business will depend in part on these employees continuing to support and manage our railcar leasing business. If we are unable to recruit, retain and train qualified personnel, and do so in a timely manner, our ability to manage our lease fleet could be materially adversely affected.
We cannot ensure that the continuing transition of the management of our leasing business from ARL to ARI will be effective or completed in a timely manner or at all. If we are unsuccessful or delayed in this endeavor, we may experience a material adverse effect on our business, financial condition, results of operations and prospects. Further, this continuing transition could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business.
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
The RMTA provides for the performance of services related to the software and databases by ARL for our benefit for a period of time after the ARL Sale. We will rely on ARL to satisfy its performance and payment obligations under the RMTA. If ARL is unable to satisfy its obligations under the RMTA, including its indemnification obligations, we could incur operational difficulties or losses.
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
Our business is subject to various laws, rules and regulations administered by authorities in jurisdictions in which we do business. In North America, our railcar fleet and manufacturing and repair operations are subject to safety, operations, maintenance and mechanical standards, rules and regulations enforced by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Railroad Administration, Transport Canada, and the Association of American Railroads. State and provincial agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and railcar fleet may be adversely impacted by new rules and regulations or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives.

Derailments in North America of trains transporting crude oil have caused various U.S. and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. Recent regulations related to rail transport of certain flammable liquids imposed by Canadian and United States regulators require, among other things, a new tank railcar design standard, a phase out of older DOT-111 railcars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted. For example, additional laws and regulations have been proposed or may be adopted that may have a significant impact on railroad operations, including the implementation of “positive train control” (PTC) requirements. PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop certain types of train accidents.
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
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our revenue in any given year. We also lease our railcars and provide railcar repair services to a limited number of customers. The loss of any significant portion of our sales, leases or repair services to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could materially adversely affect our business, financial condition and results of operations. In particular, we cannot provide any assurances that we will continue to provide railcar repair services or to sell railcars to ARL now that the ARL Sale has been completed and ARL is under the Buyer's management. If one of our significant customers was unable or unwilling to pay for our products or services, it could materially adversely affect our business, financial condition and results of operations.
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
Affiliates of Mr. Carl Icahn accounted for approximately 1.4% and 3.7% for the three and nine months ended September 30, 2017, respectively, and accounted for approximately 4.1% and 4.7% for the three and nine months ended September 30, 2016. This revenue is primarily attributable to railcar services provided to ARL for 2017 and 2016. Upon consummation of the ARL Sale as of June 1, 2017, ARL is no longer affiliated with us or Mr. Carl Icahn. ARL has no obligation to purchase our railcars or services and we cannot assure you that we will receive any revenues from ARL in the future. Our revenue from affiliates also has been and could continue to be generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have a repair services and support agreement and license with ACF, under which we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we from time to time, purchase from and sell to ACF certain parts for railcars. To the extent our relationships with Mr. Carl Icahn or companies affiliated with him change, our business, financial condition and results of operations could be materially adversely affected.

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
Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, we cannot assure this will occur. Further, short-term stock price fluctuations could reduce the program's effectiveness. Under the Stock Repurchase Program, no repurchases were made during the first nine months of 2017 and board authorization of $164.0 million remains available for further stock repurchases.
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
Our integration of our enterprise resource planning (ERP) system could negatively impact our business.
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
As of September 30, 2017, our total debt was $552.0 million, net of unamortized debt issuance costs of $4.7 million, consisting of borrowings under our lease fleet financings. In February 2016, we repaid amounts outstanding under our revolving loan in full and as of the date of this report, we have borrowing availability of $200.0 million under this facility.
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
Our wholly-owned subsidiary, LLIII, lease fleet financing is an obligation of LLIII, is generally non-recourse to ARI, and is secured by a first lien on the subject assets of LLIII consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions.
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
The market price for our common stock has varied between a high closing sales price of $57.72 per share and a low closing sales price of $34.05 per share in the past twenty-four months as of September 30, 2017. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
As of September 30, 2017, the employees at our sites that were party to collective bargaining agreements represented, in the aggregate, approximately 6.2% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not succeed in future attempts to organize our railcar manufacturing employees or employees at our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
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
Changes in laws, rules, and regulations, or actions by authorities under existing laws, rules, or regulations, to address greenhouse gas emissions and climate change could negatively impact our customers and business. For example, restrictions on emissions could significantly increase costs for our customers whose production processes require significant amounts of energy. Customers' increased costs could reduce their demand to purchase or lease our railcars. In addition, railcars in our fleet that are used to carry fossil fuels, such as petroleum, could see reduced demand if new government regulations mandate a reduction in fossil fuel consumption. Potential consequences of laws, rules, or regulations addressing climate change could have an adverse effect on our financial position, results of operations, and cash flows.
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
If we fail to maintain adequate internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Although management has concluded that adequate internal control procedures are in place as of September 30, 2017, no system of internal control provides absolute assurance that the financial statements are accurate and free of error.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides information with respect to purchases by us of shares of our Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2017 through July 31, 2017	—	$—	—	$163,975,779
August 1, 2017 through August 31, 2017	—	$—	—	$163,975,779
September 1, 2017 through September 30, 2017	—	$—	—	$163,975,779
Total	—		—
(1) - There were no repurchases under the Stock Repurchase Program during the quarter ended September 30, 2017.
(2) - On July 28, 2015, our board of directors authorized the Stock Repurchase Program pursuant to which we may, from time to time, repurchase up to $250.0 million of our common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the board or when all authorized repurchases are completed.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Amended and Restated Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEPC RemainCo LLC, effective as of June 1, 2017(incorporated by reference to Exhibit 10.4 to ARI’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2017)

10.2
Amended and Restated Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEP Rail RemainCo LLC, effective as of June 1, 2017 (incorporated by reference to Exhibit 10.5 to ARI’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2017)

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

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	October 31, 2017	By:	/s/ Jeffrey S. Hollister
Jeffrey S. Hollister, President and Chief Executive Officer

		By:	/s/ Luke M. Williams
Luke M. Williams, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Amended and Restated Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEPC RemainCo LLC, effective as of June 1, 2017(incorporated by reference to Exhibit 10.4 to ARI’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2017)

10.2
Amended and Restated Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEP Rail RemainCo LLC, effective as of June 1, 2017 (incorporated by reference to Exhibit 10.5 to ARI’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2017)

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