Form 10-K
period 2017-12-31
American Railcar Industries, Inc.
filed 2018-02-23
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $275 million, based on the closing sales price of $38.30 per share of such stock on The NASDAQ Global Select Market on June 30, 2017.
As of February 20, 2018, as reported on the NASDAQ Global Select Market, there were 19,083,878 shares of common stock, par value $0.01 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's 2018 annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended December 31, 2017 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements and our plans to address the Federal Railroad Administration (FRA) directive released September 30, 2016 and subsequently revised and superseded on November 18, 2016 (FRA Directive) and the settlement agreement related thereto, the impact of the 2017 Tax Act on our business and financial statements, our plans to continue to transition the management of our lease fleet from ARL to in-house and terminate our contractual agreements with ARL, expected future trends relating to our industry, products and markets, the potential impact of regulatory developments, including developments related to the FRA Directive and the related settlement, anticipated customer demand for our products and services, trends relating to our shipments, leasing business, railcar services, revenues, profit margin, capacity, financial condition, and results of operations, trends related to railcar shipments for direct sale versus lease, our backlog and any implication that our backlog may be indicative of our future revenues, our strategic objectives and long-term strategies, our results of operations, financial condition and the sufficiency of our capital resources, our capital expenditure plans, short- and long-term liquidity needs, ability to service our current debt obligations and future financing plans, our Stock Repurchase Program, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and our lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Investors should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	our prospects in light of the cyclical nature of our business;

•	the health of and prospects for the overall railcar industry;

•	the risk of being unable to market or re-market railcars for sale or lease at favorable prices or on favorable terms or at all;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the impact, costs and expenses of any warranty claims to which we may be subject now or in the future;

•	risks relating to our compliance with the FRA Directive and the settlement agreement related thereto, and any developments related to the FRA Directive and the settlement agreement related thereto;

•	the risks associated with ongoing compliance with transportation, environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	risks relating to any other legal or regulatory developments;

•	our ability to recruit, retain and train qualified staff;

•	fluctuations in the costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale;

•	risks related to the transition of executive officers;

•	our ability to manage overhead and variations in production rates;

•	the impact of any economic downturn, adverse market conditions or restricted credit markets;

•	risks relating to the ongoing transition of the management of our railcar leasing business from ARL to in-house following completion of the ARL Sale;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in commodity prices, including oil and gas;

•	fluctuations in the supply of components and raw materials we use in railcar manufacturing;

•	uncertainties regarding the 2017 Tax Act;

•	the ongoing risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the impact, costs and expenses of any litigation to which we may be subject now or in the future;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production capabilities at our joint ventures;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to support the growth of our lease fleet;

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.

•	the impact of repurchases pursuant to our Stock Repurchase Program on our current liquidity and the ownership percentage of our principal beneficial stockholder through IELP, Mr. Carl Icahn;

•	the conversion of our railcar backlog into revenues equal to our reported estimated backlog value;

•	the risks and impact associated with any potential joint ventures, acquisitions, strategic opportunities, dispositions or new business endeavors;

•	the integration with other systems and ongoing management of our enterprise resource planning system; and
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

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K

AMERICAN RAILCAR INDUSTRIES, INC.
FORM 10-K
PART I
Item 1: Business
INTRODUCTION
American Railcar Industries, Inc. (ARI) is a prominent North American designer and manufacturer of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. We use certain of these components in our own railcar manufacturing and sell certain of these products to third parties. Railcar leasing consists of railcars manufactured by us and leased to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services. Our business model combines manufacturing, railcar leasing and railcar services and is designed to support the industry with complete railcar solutions over the full life cycle of the railcar. Financial information about our business segments for the years ended December 31, 2017, 2016 and 2015 is set forth in Note 19 of our consolidated financial statements. Unless the context otherwise requires, references to “our company,” “the Company”, “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.
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
Our operations include eight manufacturing plants that fabricate and assemble raw materials, mainly steel, into railcars, railcar components and industrial components; eight railcar repair plants; and eleven mobile repair (mobile units) and mini repair shop (mini shop) locations. Our railcar services business includes railcar repair and maintenance, painting, lining, cleaning, inspections, engineering support and field services. In addition, at times we use our manufacturing facilities to perform certain repair projects. For example, we are currently using a portion of our tank railcar manufacturing facility to perform railcar repair work, as it offers a cost-effective way to perform repairs and retrofit services in a production line set-up. See Item 2 “Properties” for further discussion of our properties.
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
PRODUCTS AND SERVICES
We design and manufacture special, customized and general-purpose railcars and a wide range of components, primarily for the North American railcar and industrial markets. We have several different railcar types in our broad spectrum of hopper and tank railcar families that service various commodities. Customers may select the size and configuration of the railcar to best suit their needs. By offering our customers both direct sale and railcar leasing opportunities, we continue to foster long-term relationships with key customers, helping them to meet their business and financial objectives. We also support the railcar industry by offering a variety of comprehensive railcar services, ranging from full to light repair, engineering and on-site repairs and maintenance through our various repair facilities, including mobile units and mini shops. See Note 19 of our consolidated financial statements for financial information by segment.
Manufacturing
We primarily manufacture two types of railcars, hopper and tank railcars, but have the ability to produce additional railcar types. We offer our customers the option to buy or lease railcars. We also manufacture components for railcar and industrial markets.

Hopper railcars
We manufacture both general service and specialty carbon steel and stainless steel hopper railcars at our Paragould, Arkansas plant. All of our hopper railcars may be equipped with varying combinations of hatches, discharge outlets and protective coatings to provide our customers with a railcar designed to perform in precise operating environments. The flexible nature of our hopper railcar design allows it to be quickly modified to suit changing customer needs. This flexibility can continue to provide value after the initial purchase or lease because our railcars may be converted for reassignment to other services.
We have several different railcar types in our hopper family that target specific customers and specific commodities, including plastic pellets, industrial and food grade starches and flours, grain, corrosive chemicals, heavy ore minerals, clays, cement and sand. Our hopper railcars are specifically designed for shipping a variety of dry bulk products, from light-density products, such as plastic pellets, to high-density products, such as cement and sand. Depending upon customer requirements, they can operate in a gravity, positive pressure or vacuum pneumatic unloading environment. CenterFlow® and other lines of hopper railcars provide protection for a wide range of dry bulk products and enhance the associated loading, unloading and cleaning processes. Improvements include enhanced designs of the shape of the railcars, underframes, outlet mounting frames, loading hatches, discharge outlets and rotary-dump, which improve the cargo loading and unloading processes.
Tank railcars
We manufacture general service, pressurized, coiled, lined and insulated carbon steel and stainless steel tank railcars at our Marmaduke, Arkansas plant. Our tank railcars are designed to transport a variety of commodities, including chemicals, natural gas liquids, vegetable oil, corn syrup and other food products, ethanol and crude oil. Our pressure tank railcars transport products that require a pressurized state due to their liquid, semi-gaseous or gaseous nature, including chlorine, anhydrous ammonia, liquid propane and butane. Our pressure tank railcars feature a thicker, pressure-retaining inner shell that is separated from a jacketed outer shell by layers of insulation, thermal protection or both. Our pressure tank railcars are made from specific grades of normalized steel that are selected for toughness and ease of welding. Most of our tank railcars feature a sloped bottom tank that provides improved drainage. Many of our tank railcars feature coils that can be steam-heated to decrease cargo viscosity, which speeds unloading. We can alter the design of our tank railcars to address specific customer or regulatory requirements and we can also apply linings to tank railcars.
Other railcar types
We have the design capabilities, manufacturing flexibility and expertise to produce many other railcar types, as we have in the past and may produce in the future, as demand may dictate.
Component manufacturing
In addition to manufacturing railcars, we also manufacture custom and standard railcar components. Our products include discharge outlets for hopper railcars, tank railcar components and valves, tank heads, manway covers, wheel pair sets, underframes, outlet components and running boards for industrial and rail customers and hitches for the intermodal market. We use these components in our own railcar manufacturing and sell certain of these products to third parties.
We also manufacture aluminum and special alloy steel castings that we sell primarily to industrial customers. These products include castings for the trucking, construction, mining and oil and gas exploration markets, as well as finished, machined castings and other custom machined products.
Consulting and license agreements
In January 2013, we entered into a purchasing and engineering services agreement and license with ACF Industries, LLC (ACF), an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. Under this agreement, we provide purchasing and engineering support to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we provide certain intellectual property required to manufacture and sell such tank railcars. Effective December 31, 2017, ARI and ACF amended this agreement to, among other things, extend the termination date from December 31, 2017 to December 31, 2018, subject to certain early termination events.
Railcar Leasing
Customers may lease our hopper and tank railcars through various leasing options. We continue to transition the management of our leasing business in-house after our former affiliate, American Railcar Leasing LLC (ARL), was sold to an unaffiliated third party effective on June 1, 2017. Maintenance of leased railcars may be provided, in part, through our railcar repair and refurbishment facilities. The terms of our railcar leases generally range from 3 to 10 years and generally provide for fixed monthly rentals. As of December 31, 2017, we had 13,138 railcars in our lease fleet, with approximately 98% under lease.

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
Repair services
This component of our business includes both our full service repair and refurbishment plants and our light service repair plants, which are strategically located to serve our customers. Our full service repair plants have full cleaning, interior and exterior coating, repair / rebuilding, non-destructive testing and engineering capabilities for a variety of railcar types. Our light repair plants provide a focused offering to specific areas, in addition to quicker throughput. Our tank railcar manufacturing facility provides us additional flexibility not only to produce railcars, but also to perform traditional repair and retrofit services in a production line set-up. We have the capacity to handle large reassignment projects, retrofit projects, heavy wreck repair, requalifications and other conversions to make, or keep, railcars compliant with regulations, as well as many other customer requirements. The capacity at these facilities also has aided us and our customers in complying with the requirements of the Federal Railroad Administration's RWD No. 2016-01 [Revised] (the Revised Directive) to inspect, test, and if necessary repair the 15% of subject tank railcars then in hazardous materials service with the highest mileage in each tank railcar owner’s fleet, as discussed below.
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
Consulting and license agreements
In April 2015, we entered into a repair services and support agreement with ACF. Under this agreement, we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services (Repair Services). Additionally, we provide a non-exclusive and non-assignable license of certain intellectual property related to the Repair Services for railcars. Subject to certain early termination events, this agreement terminates on December 31, 2020.
SALES AND MARKETING
We sell and market our products and services in North America. ARL marketed our railcars for sale or lease, subject to certain exceptions, and acted as our manager to lease railcars on our behalf for a fee until ARL's sale to an unaffiliated third party (the Buyer) as of June 1, 2017. ARL was previously an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP.
As previously disclosed, on December 16, 2016, the equity holders of ARL entered into a purchase agreement to sell their interests in ARL to the Buyer. The sale of ARL (the ARL Sale) was consummated on June 1, 2017. In anticipation of the sale of ARL to the Buyer, ARI and ARL entered into a railcar management transition agreement (the RMTA) to manage the transition, from ARL to ARI, of our railcar leasing business. See Note 18 of our consolidated financial statements for further discussion of the RMTA. Following the ARL Sale, we began to market our railcars for sale or lease, and we continue to sell our component products and railcar services.
Certain of our component products are sold directly to customers via catalogs and the Internet through which our customers have access to our railcar and industrial components. Our marketing activities include commodity and industry based market research and analysis, advertising via electronic and print publications, participation in trade shows and industry forums and distribution of sales literature and marketing materials.
In 2017, our top customer, The Dow Chemical Company, accounted for approximately 15% of our consolidated revenues and no other customers accounted for more than 10% of our consolidated revenues. In 2017, sales to our top ten customers accounted for approximately 59.4% of our consolidated revenues.
See Note 19 of our consolidated financial statements for geographical information concerning the sales of our products and services, as well as other sales concentration information.

BACKLOG
We define backlog as the number and estimated market value of new railcars that our customers have committed in writing to purchase or lease from us that have not been shipped. As of December 31, 2017, our total backlog was 1,940 railcars, of which 1,551 railcars with an estimated value of $132.8 million were orders for direct sale and 389 railcars with an estimated market value of $39.8 million were orders for railcars that will be subject to lease. Approximately 61% of the railcars in our backlog are expected to be delivered during 2018, 41% for direct sale and 20% for lease. All of our backlog as of December 31, 2017 and December 31, 2016 related to railcars for non-affiliated customers. As of December 31, 2016, our total backlog was 3,813 railcars, of which 2,176 railcars with an estimated value of $198.3 million were orders for direct sale and 1,637 railcars with an estimated market value of $152.2 million were orders for railcars that will be subject to lease.
Railcars for Sale. As of December 31, 2017, approximately 80% of the total number of railcars in our backlog were expected to be railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.
Railcars for Lease. As of December 31, 2017, approximately 20% of the total number of railcars in our backlog were expected to be added to our lease fleet, subject to firm orders. Estimated backlog value of railcars that will be subject to lease reflects the estimated market value of each railcar as if it had been sold to a third party. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
The following table shows our reported railcar backlog and estimated future revenue value attributable to such backlog at the end of the periods shown. The reported backlog includes railcars relating to purchase or lease obligations based upon an assumed mix.

	2017	2016
Railcar backlog at January 1	3,813	7,081
New railcars shipped	(4,292)	(4,836)
New railcar orders (1)	2,419	1,568
Railcar backlog at December 31	1,940	3,813
Estimated railcar backlog value at end of period (in thousands) (2)	$172,580	$350,501

(1)	We define new railcar orders as total orders net of any cancellations during the period.

(2)
Estimated backlog value reflects the total revenues expected to be attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual revenues. Estimated backlog value reflects known price adjustments for material cost changes, but does not reflect a projection of any future material price adjustments that are generally provided for in our customer contracts. From time to time, based on market conditions, we also enter into orders where such changes in material costs are not passed on to customers.

We cannot guarantee that the actual revenue from these orders will equal our reported estimated backlog value or that our future revenue efforts will be successful. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay railcars in our backlog from being shipped and converted into revenue. Further, especially during economic downturns or industry-specific downturns, some of our customers may attempt to cancel or modify their contracts even if not permitted to do so under the contract. Examples of such modifications include delivery deferral, substituting a used railcar in place of a new railcar, or replacing a railcar that was ordered for direct sale with a leased railcar, or vice versa. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually shipped, though contract modifications or customer accommodations may impact the timing of conversion of our backlog into revenues and/or result in decreased revenues compared to our original estimates. We cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all.
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
The cost of raw materials and railcar components represents a significant amount of the direct manufacturing costs of our railcar product lines. Our railcar manufacturing and leasing contracts generally contain provisions for price adjustments that track fluctuations in the prices of certain raw materials and railcar components, including carbon and stainless steel, so that increases in our manufacturing costs caused by increases in the prices of these raw materials and components are passed on to our customers. Conversely, if the price of those materials or components decreases, a discount is applied to reflect the decrease in cost. From time to time, based on market conditions, we also enter into orders where such changes in material costs are not passed on to customers.
In 2017, our top three suppliers accounted for approximately 39.0% of the total materials that we purchased and our top ten suppliers accounted for approximately 61.0% of the total materials that we purchased.
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
Castings
Heavy castings that we use in our railcar manufacturing primarily include bolsters and sideframes that are components of truck assemblies, upon which railcars are mounted, as well as couplers and yokes. Historically, we have obtained a significant portion of our castings requirements from our joint venture, Ohio Castings. Beginning in January 2017, Ohio Castings' production was idled by the joint venture partners based on a decline in industry demand. We expect that Ohio Castings will remain idle through at least the end of 2018, subject to re-evaluation based on changes in future demand expectations. During this idle period, we do not expect a significant impact to our operations or supply chain, and we expect to fulfill our castings requirements from third party vendors.
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
We also experience intense competition in our railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of our railcar manufacturing competitors produce railcars for use in their own railcar leasing fleets, competing directly with our railcar leasing business and with other leasing companies. Some of this railcar leasing business competition also includes certain of our significant customers.
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
ARI®, Pressureaide®, CenterFlow® and our railcar logo are our U.S. registered trademarks. We also have a common law trademark in the name American Railcar. In conjunction with the consummation of the ARL Sale, a Trademark License Agreement between us and ARL was terminated. Pursuant to the RMTA, we granted to ARL a license to use our trademarks

“American Railcar” and the “diamond shape” of our logo. The RMTA provides for the wind-down of ARL's use of such trademarks. Each trademark, trade name or service mark of any other company appearing in this report belongs to its respective holder.
In connection with the ARL Sale and pursuant to the terms and conditions of the RMTA, ARL provides us an irrevocable, fully paid, non-transferable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage leased railcars. We use this license to manage our railcar leasing business.
EMPLOYEES
As of December 31, 2017, we had 1,932 full-time employees in various locations throughout the United States and Canada, of which approximately 10.1% were party to domestic collective bargaining agreements at two of our repair facilities and at our Texas manufacturing facility.
REGULATION
The industries in which we operate are subject to extensive regulation by various governmental, regulatory and industry authorities and by federal, state, local and foreign authorities. The primary regulatory and industry authorities involved in the regulation of the railcar industry in the U.S. and Canada are the Federal Railroad Administration (FRA), the Association of American Railroads (AAR), U.S. Department of Transportation (USDOT) and Transport Canada (TC). The FRA administers and enforces U.S. Federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for railcars and other rail equipment used in interstate commerce. The AAR promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar manufacturers and component manufacturers that provide equipment for use on railroads in North America. New products must generally undergo AAR testing and approval processes. In addition, our railcar and railcar component manufacturing facilities must be certified annually by the AAR, and products that we sell must meet AAR and FRA standards. We must comply with the rules of the USDOT and we are subject to oversight by TC that also requires compliance.
Future regulatory developments, such as our failure to achieve, maintain or renew required certifications, new regulations or changes to existing regulations, modified interpretations of existing regulations, enhanced regulatory investigation, stricter regulatory enforcement, or any determination that our processes or products are not in compliance with applicable regulations, could result in increased compliance and other costs, governmental or administrative fines, penalties, or proceedings, private litigation, product recalls, or plant shut-downs, any of which could have a material adverse effect on our operations, reputation, financial condition and results of operations.
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
The North American railcar market has been, and we expect it to continue to be, highly cyclical, resulting in volatility in demand for our products and services. Many of our customers operate in cyclical markets, such as the energy, chemical, agricultural, food and construction industries, which are susceptible to macroeconomic downturns. Weakness in certain sectors of the U.S. economy may make it more difficult for us to sell or lease certain types of railcars. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars, railcar products or railcar services as well as lower demand for railcars on lease. Decreased demand could result in lower new railcar volumes for sale and lease, increased downtime, lower volumes of repair services, reduced sale prices and/or lease rates, fewer lease renewals and decreased cash flow.
The market for hopper and tank railcars currently continues to experience a downturn. We cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders, shipments, pricing, lease utilization, and/or lease rates will track industry-wide trends.
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
A downturn in the industries in which our lessees operate or the economy in general and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand reduced lease prices or shorter lease terms, which requires us to re-market leased railcars more frequently. Railcars that are returned by our customers often must undergo maintenance and service work before being leased to new customers, causing a delay in our ability to re-market such railcars and sometimes requiring us to invest capital to prepare railcars for sale or re-lease. Furthermore, the resale market for leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages, reduced revenues, and a decline in the value of our lease fleet.
We operate in highly competitive industries and we may be unable to compete successfully, which could materially adversely affect our business, financial condition and results of operations.
We face intense competition in all geographic markets and in each area of our business. In our railcar manufacturing business we have five primary competitors. Any of these competitors may, from time to time, have greater resources than we do. Our current competitors have increased and may continue to increase their capacity in, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars for both direct sale and lease. Competition may also limit our ability to re-lease railcars if our competitors provide our customers lower rates or other benefits. If we produce any type of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type. Further, new competitors, or alliances among existing competitors, may emerge in the railcar or industrial components industries and rapidly gain market share. Customer selection of railcars for purchase or for lease may be driven by technological or price factors, and our competitors may provide or be able to provide more technologically advanced railcars or more attractive pricing and/or lease rates than we can provide. Such competitive factors may adversely affect our sales, utilization and/or lease rates, and consequently our revenues.
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
We may be subject to significant warranty claims relating to workmanship and materials involving our railcar or component product designs. Such claims may include multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective component is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations. Unresolved warranty claims could result in users of our products bringing legal actions against us.
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
We may incur significant costs, loss to reputation and further regulatory action relating to the FRA's Revised Directive, any of which could materially adversely affect our business, financial condition, results of operations and ability to access capital.
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
The Revised Directive required owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars then in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners were required to ensure appropriate inspection, testing and repairs, if needed, within twelve months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA reserved the right to impose additional test and inspection requirements for the remaining tank railcars subject to the Revised Directive.
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
On August 17, 2017, the Company entered into a settlement agreement with the FRA, which covered the subject railcars owned by ARI and certain of its affiliates. This settlement agreement, among other things, extended the deadline for ARI to complete the inspection, testing and repairs, if needed, for the 15% identified railcars to December 31, 2017.  Adding clarity regarding certain unknown requirements referenced in the Revised Directive, under the settlement agreement, ARI is required to inspect, test, and if necessary repair the remaining 85% subject tank railcars at the next tank railcar qualification, scheduled routine or regular maintenance, shopping or repair event, but no later than December, 31, 2025. However, the agreement permits ARI to: (i) if the FRA does not impose a similar requirement by July 31, 2018 on other owners’ railcars subject to the Revised Directive, suspend compliance with this requirement until such time as the FRA imposes requirements on all 85% railcars subject to the Revised Directive, and (ii) elect to be governed by any different requirements later imposed by the FRA on other owners’ railcars subject to the Revised Directive. In addition, the settlement agreement also provides that railcars owned by ARI are no longer required to have a surface inspection performed when the railcars are being inspected pursuant to the Revised Directive. Finally, as part of the settlement agreement, ARI dismissed its lawsuit against the FRA.
We inspected, tested, and if necessary, repaired all of our 15% identified railcars as required pursuant to the settlement agreement prior to December 31, 2017.
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
In accordance with accounting principles generally accepted in the United States of America, as of December 31, 2017, our loss contingency of $8.8 million covers our probable and estimable liabilities with respect to our response to the Revised Directive, taking into account then available information and our contractual obligations in our capacity as both a manufacturer and owner of railcars subject to the Revised Directive.

It is reasonably possible that a loss exists in excess of the amount accrued by the Company. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency of $8.8 million cannot be reasonably estimated at this time. We cannot assure you that the amount of our loss contingency accrual is adequate to cover our actual costs and losses. Such costs may be substantial and may not be adequately covered by insurance, if at all, and could include costs relating to, among others:

•	applicable warranties included in sale and leasing arrangements;

•	implementing changes to our manufacturing staff or processes; and

•	claims, litigation, settlements and/or regulatory proceedings.
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
Under the Revised Directive, the FRA also reserved the right to seek civil penalties or to take any other appropriate enforcement action for violations of the Federal Hazardous Materials Regulations that have occurred. To the extent we become subject to any such civil penalties and/or enforcement actions, it could result in substantial costs and could harm our business, financial condition and results of operations.
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
We may be subject to increased regulatory scrutiny, whether due to our ongoing compliance with the Revised Directive and the settlement agreement related thereto, or otherwise, which could result in increased costs or have a material adverse effect on our operations. Our railcar and railcar component manufacturing facilities must be certified annually by the Association of American Railroads (AAR), and products that we sell must meet AAR and Federal Railroad Administration (FRA) standards. Future regulatory developments, such as our failure to achieve, maintain or renew required certifications, new regulations or changes to existing regulations, modified interpretations of existing regulations, enhanced regulatory investigation, stricter regulatory enforcement, or any determination that our processes or products are not in compliance with applicable regulations, could result in increased compliance and other costs, governmental or administrative fines, penalties and proceedings, private litigation, product recalls, or plant shut-downs, any of which could have a material adverse effect on our operations, reputation, financial condition and results of operations.
Our business is subject to various laws, rules and regulations and changes in legal and regulatory requirements applicable to us or the industries in which we operate may adversely impact our business, financial condition and results of operations.
Our business is subject to various laws, rules and regulations administered by authorities in jurisdictions in which we do business. In North America, our railcar fleet and manufacturing and repair operations are subject to safety, operations, maintenance and mechanical standards, rules and regulations enforced by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the FRA, Transport Canada, and the AAR. State and provincial agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and railcar fleet may be adversely impacted by new rules and regulations or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives.

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
We depend on skilled labor in our manufacturing and other businesses. Due to the competitive nature of the labor markets in which we operate and the cyclical nature of the railcar industry, the resulting employment cycle increases our risk of not being able to recruit, train, and retain the staff we require, particularly when the economy expands, production rates are high or competition for such skilled labor increases, especially in periods with low unemployment rates in areas where we seek to recruit employees. Our costs to recruit, train and retain necessary, qualified staff may exceed our forecasts. Our inability to recruit, train, and retain adequate numbers of qualified staff on a timely basis could materially adversely affect our business, financial condition and results of operations.
The cost of raw materials and components that we use in our manufacturing operations, particularly steel, is subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials could materially adversely affect our business, financial condition and results of operations.
The cost of raw materials, including steel, and components used in the production of our railcars, represents a significant amount of our direct manufacturing costs per railcar. We generally include provisions in our railcar sales and leasing contracts that allow us to adjust prices as a result of increases and decreases in the cost of certain raw materials and components. From time to time, based on market conditions, we also enter into orders where such changes in material costs are not passed on to customers. The number of customers or orders for which we are not able to pass on price increases may increase in the future, which could adversely affect our operating margins and cash flows. If we are not able to pass on price increases to our customers, we may lose railcar orders or enter into contracts with less favorable contract terms such as contracts with fixed pricing provisions where material costs changes are not passed on to customers, any of which could materially adversely affect our business, financial condition and results of operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars or our railcar or industrial components, could materially adversely affect our business, financial condition and results of operations. Such price increases could reduce demand for our railcars or component products. Deliveries of raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.
The variable needs of our railcar customers, the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale, all may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly and annual results.
Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that may vary greatly quarter to quarter and year to year. In addition, because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of leased versus direct sale railcars that we ship during a given period. Demand for new railcars versus re-leased railcars may vary as well and may cause fluctuations in our backlog and negatively impact lease fleet utilization rates. Customers may decide to lease or buy our railcars based on many factors including tax and accounting considerations, interest rates, and operational flexibility. We have no control over these external considerations and changes in these factors could impact demand for our railcars for sale or lease. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determine when we record the revenues associated with our railcar sales or leases.
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
Our future performance will substantially depend on our ability to retain and motivate our executive officers and key employees, both individually and as a group. If we lose any of our executive officers or key employees, who have many years of experience with our company and within the railcar industry and other manufacturing industries, or are unable to recruit qualified staff, our ability to manage the day-to-day aspects of our business could be materially adversely affected. The loss of the services of one or more of our executive officers or key employees, who also have strong personal ties with customers and suppliers, could materially adversely affect our business, financial condition and results of operations. We do not currently maintain “key person” life insurance. Further, we do not have employment contracts with our executive officers and key employees.
As of December 31, 2017, pursuant to the terms of an employment agreement with our former Chief Executive Officer, the employment agreement and the employment of the former Chief Executive Officer were terminated. We appointed John O’Bryan as President and Interim Chief Executive Officer effective January 1, 2018, and he was further appointed as President and Chief Executive Officer on February 5, 2018. As we transition to new leadership, we may experience certain operational inefficiencies and disruptions.
Our continuing transition to managing our own railcar lease fleet is subject to various risks and uncertainties and may adversely impact our customer relationships, business, financial condition, results of operations and prospects.
In anticipation of the sale of ARL (the ARL Sale) to an unaffiliated third party (the Buyer) on June 1, 2017, we entered into a railcar management transition agreement (the RMTA) to manage the transition, from ARL to us, of the management of railcars owned by us and our subsidiaries. The RMTA, among other things, (i) permits us to assume the management of our railcars following the consummation of the ARL Sale; (ii) requires us to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of railcars owned by our subsidiary, Longtrain Leasing III, LLC (LLIII) under that certain Indenture, dated January 29, 2015, between LLIII and U.S. Bank National Association, as indenture trustee (the Longtrain Indenture), and certain related documents; and (iii) requires ARL to transfer to us certain books and records and electronic data with respect to our railcars and leasing business and otherwise assist in the transfer of the management of the leasing business to us. We may be unable to obtain the Noteholder Consent for a variety of reasons. If we do not obtain the Noteholder Consent, ARL, under the Buyer's management, will remain the manager of the railcars owned by LLIII under the Longtrain Indenture. We have no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent.
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
Under our railcar management agreements, we historically relied on ARL to manage and market our railcars for lease and re-lease. We added several key employees throughout 2017, who have joined the lease fleet management and sales team from ARL, as well as from elsewhere in the industry. While the core team is in place, we continue to look to hire additional complementary employees to support our sales team and lease fleet management groups. Our ability to continue to successfully manage our own railcar leasing business will depend in part on these employees continuing to support and manage our railcar leasing business. If we are unable to recruit, retain and train qualified staff, and do so in a timely manner, our ability to manage our lease fleet could be materially adversely affected.
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
Pursuant to the terms and conditions of the RMTA, ARL provides us an irrevocable, fully paid, non-transferable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage leased railcars. We have substantially completed the initial transition, but we could experience problems or delays related to further integration of our systems or implementing improvements or enhancements to the software and databases. We may experience compatibility issues, additional training requirements, higher than expected costs for the integration, improvements or enhancements, or other challenges and delays. If we experience problems or delays with integration and/or potential system enhancements, this could negatively impact our customers and customer relationships, our ability to maintain and grow our leasing business and our reputation as a railcar lessor. It could also have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could materially adversely affect our financial reporting system and internal controls and our ability to manage our business.
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
We depend upon a small number of customers that represent a large percentage of our revenues. The loss of any single significant customer, a reduction in sales to any significant customer or any significant customer's inability to pay us in a timely manner could materially adversely affect our business, financial condition and results of operations.

Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our revenue in any given year. We also lease our railcars and provide railcar services to a limited number of customers. The loss of any significant portion of our sales, leases or railcar services to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could materially adversely affect our business, financial condition and results of operations. In particular, we cannot provide any assurances that we will continue to provide railcar services or to sell railcars to ARL now that the ARL Sale has been completed and ARL is under the Buyer's management. If one of our significant customers was unable or unwilling to pay for our products or services, it could materially adversely affect our business, financial condition and results of operations.
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
In addition, we do not carry significant inventories of certain components and procure most of our components on an as-needed basis. In the event that our suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that we use, or refuse to do business with us for any reason, our business would be disrupted. Our inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially adversely affect our business, financial condition and results of operations.
We rely on a small number of suppliers for the materials we purchase for our business. If any of our significant suppliers of raw materials and components were to shut down operations, our business and financial results could be materially adversely affected as we may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices. While we do not expect a significant impact to our operations or supply chain, our Ohio Castings joint venture is expected to remain idled through most, if not all, of 2018, and this will require us to procure select components from third party vendors.
The impact of recently enacted U.S. tax laws is not yet clear.
Congress recently enacted legislation commonly known as the Tax Cuts and Jobs Act (the 2017 Tax Act). The 2017 Tax Act made significant changes to U.S. federal income tax laws. Changes include, but are not limited to: a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017; the transition of U.S international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have estimated the impact of the 2017 Tax Act in our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the 2017 Tax Act and guidance available as of the date of this filing and as a result have recorded adjustments to our various tax balances, current, long-term and deferred tax assets and liabilities, all during the fourth quarter of 2017, the period in which the legislation was enacted. We cannot assure that this estimate is accurate. The interpretations of many provisions of the 2017 Tax Act are still unclear. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the 2017 Tax Act will be issued or the impact of any such guidance on us. It is also unclear how many U.S. states, if any, will incorporate these federal law changes, or portions thereof, into their tax codes. Any subsequent changes to state tax laws may impact our financial condition.
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
Affiliates of Mr. Carl Icahn accounted for approximately 2.8%, 4.3% and 33.1% of our consolidated revenues in 2017, 2016 and 2015, respectively. This revenue is primarily attributable to railcar services provided to ARL for 2017 and 2016 and the sale of railcars to ARL for 2015. Upon consummation of the ARL Sale as of June 1, 2017, ARL is no longer affiliated with us or Mr. Carl Icahn. ARL has no obligation to purchase our railcars or services and we cannot assure you that we will receive any revenues from ARL in the future. Our revenue from affiliates also has been and could continue to be generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have a repair services and support agreement and license with ACF, under which we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we from time to time, purchase from and sell to ACF certain parts for railcars. To the extent our relationships with Mr. Carl Icahn or companies affiliated with him change, our business, financial condition and results of operations could be materially adversely affected.
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
We are subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our failure to comply, with such requirements could materially adversely affect our business, financial condition, and results of operations.
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
Our failure to maintain and comply with environmental and other permits that we are required to maintain could result in fines, penalties or other sanctions and could materially adversely affect our business, financial condition and results of operations. Additionally, as these permits expire and are renewed, new or different requirements could be imposed on us, which may give rise to additional compliance and other costs that could materially adversely affect our business, financial condition and results of operations. Future events, such as new environmental or other regulations, changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could materially adversely affect our business, financial condition and results of operations.
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
The railcars in our lease fleet consist of tank and hopper railcars. The lessees of these types of railcars have historically been concentrated for use in certain industries and for certain products and our lessees generally reflect such industry and product concentrations. Consequently, any significant economic downturn in these industries or product markets could have a material adverse effect on the creditworthiness of the lessees and on the ability of such lessees to perform under the leases, which may impact our ability to re-lease railcars to those lessees or to other potential lessees with a need for railcars of the types we operate, reduce our revenue, divert management's attention or limit our ability to further attract financing to add liquidity in the future.
If our suppliers face challenges obtaining credit, selling their products, or otherwise operating their businesses, the supply of materials we purchase from them to manufacture our products may be interrupted. Any of these conditions or events could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our business, financial condition and results of operations.
Train derailments or other accidents involving our products could subject us to legal claims that may adversely impact our business, financial condition and results of operations.
We manufacture railcars for our customers to transport a variety of commodities, including railcars that transport hazardous materials such as crude oil and other petroleum products. We also manufacture railcar components, as well as industrial components for use in several markets, including the trucking, construction, mining and oil and gas exploration markets. We could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product liability, as well as potential penalties and liability under environmental or other laws and regulations, in the event of a train derailment or other accident involving our products or services. If we become subject to any such claims and are unable to resolve them successfully, our business, financial condition and results of operations could be materially adversely affected.
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
If any of our joint ventures generate significant losses, it could adversely affect our results of operations. For example, if our Axis joint venture is unable to operate as anticipated, incurs significant losses or otherwise is unable to honor its obligation to us under the Axis loan, our financial results or financial position could be materially adversely affected. In addition, any fluctuation in the price or availability of castings from other sources while the Ohio Castings plant is idled could materially adversely affect our business, financial condition and results of operations.
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

The ability of each lessee to perform its obligations under a lease will depend primarily on such lessee's financial condition, as well as various other factors. The financial condition of a lessee may be affected by numerous factors beyond our control, including, but not limited to, competition, operating costs, general economic conditions and environmental and other governmental regulation of or affecting the lessee's industry. High default rates on leases could increase the portion of railcars that may need to be re-marketed after they are repossessed from defaulting lessees, impact our ability to re-lease railcars to lessees, reduce our revenues, divert management's attention or limit our ability to further attract financing to add liquidity in the future. There can be no assurance that the historical default experience with respect to our lease fleet will continue in the future.
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
As of December 31, 2017, our total debt was $545.6 million, net of unamortized debt issuance costs of $4.6 million, consisting of borrowings under our lease fleet financings. In February 2016, we repaid amounts outstanding under our revolving loan in full and as of the date of this report, we have borrowing availability of $200.0 million under this facility.
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
Our inability to comply with covenants in place or our inability to make the required principal and interest payments may cause an event of default, which could have a substantial adverse impact to our business, financial condition and results of operations. In the event of a default on our lease fleet financings, the debtors may foreclose on all or a portion of the fleet of railcars and related leases used to secure the financing. Such foreclosure, if a significant number of railcars or related leases are affected, could result in the loss of a significant amount of our assets and adversely affect revenues.
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
Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, we cannot assure this will occur. Further, short-term stock price fluctuations could reduce the program's effectiveness. Under the Stock Repurchase Program, no repurchases were made during 2017 and board authorization of $164 million remains available for further stock repurchases.
Repurchases pursuant to our Stock Repurchase Program could also impact the relative percentage interests of our stockholders and could cause a stockholder to become subject to additional reporting requirements under SEC rules and regulations or allow a stockholder to exert additional control over us.
The level of our reported railcar backlog may not necessarily indicate what our future revenues will be and our actual revenues may fall short of the estimated revenue value attributed to our railcar backlog, or may be delayed in conversion beyond our original estimates.
We define backlog as the number of new railcars to which our customers have committed in writing to purchase or lease from us that have not been shipped, net of any cancellations. The estimated backlog value in dollars is the anticipated revenue on the railcars included in the backlog for purchase and the estimated fair market value of the railcars included in the backlog for lease, though actual revenues for these leases are recognized pursuant to the terms of each lease. We cannot guarantee that the actual revenue from these orders will equal our reported estimated backlog value or that our future revenue efforts will be successful. Our competitors may not define railcar backlog in the same manner as we do, which could make comparisons of our railcar backlog with theirs misleading. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay our railcar backlog from being shipped and converted into revenues. Further, especially during economic downturns or industry-specific downturns, some of our customers may attempt to cancel or modify their contracts even if not permitted to do so under the contract. Examples of such modifications include delivery deferral, substituting a used railcar in place of a new railcar, or replacing a railcar that was ordered for direct sale with a leased railcar, or vice versa. Consequently, we may not be able to recover all revenue or earnings lost in the event of a breach of contract or if we agree to a customer accommodation, either of which could also impact the timing of conversion of our backlog into revenues. Our reported railcar backlog may not be converted into revenues in any particular period, if at all, and the actual revenues may not equal our reported estimates of railcar backlog value.
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
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations,

integrating staff with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent we pursue opportunities internationally or in new markets where we do not have significant experience. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition or sale candidates. Any of these items could adversely affect our results of operations.
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
During the third quarter of 2015, we implemented an ERP system for our manufacturing, railcar leasing and corporate segments that supports substantially all of our operating and financial functions. We implemented this ERP system for our railcar services segment during the second quarter of 2016. We experienced delays with this project and terminated and filed suit against a systems implementer we previously hired to implement this system. Although we hired a new systems implementer and the ERP system has been fully implemented, we could experience unforeseen issues, including compatibility issues, training requirements and other integration challenges and delays. Additionally, a significant problem with the integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.
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
The market price for our common stock has varied between a high closing sales price of $48.60 per share and a low closing sales price of $34.58 per share in the past twenty-four months as of December 31, 2017. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
As of December 31, 2017, the employees at our sites that were party to collective bargaining agreements represented, in the aggregate, approximately 10.1% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not succeed in future attempts to organize our railcar manufacturing employees or employees at our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
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
We cannot guarantee that our products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert our management and key staff from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

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
We may be required to reduce the value of our inventory, long-lived assets, investment in joint ventures, and/or goodwill, which could materially adversely affect our business, financial condition and results of operations.
We may be required to reduce inventory carrying values using the lower of cost or market approach in the future due to a decline in market conditions in the industries in which we operate, which could materially adversely affect our business, financial condition and results of operations. Future events, such as a weak economic environment or challenging market conditions, new or modified laws and regulations affecting our railcars, and events related to particular customers or railcar types could cause us to conclude that impairment indicators exist and that our investment in our joint ventures or our goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our inventory, long-lived assets, investments in joint ventures, or our goodwill could materially adversely affect our business, financial condition and results of operations.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 9, based on declined industry demand, Ohio Castings was idled in January 2017 and continues to remain idle. The Company expects that Ohio Castings will remain idle through most, if not all, of 2018, subject to re-evaluation based on changes in future demand expectations. Therefore, Ohio Castings performed an analysis of long-lived assets as of December 31, 2017, in accordance with ASC 360, Property, Plant and Equipment. Based on this analysis, Ohio Castings concluded that there was no impairment of its long-lived assets. In turn, ARI evaluated its investment in Ohio Castings and determined there was no impairment. The Company and Ohio Castings will continue to monitor for impairment as necessary.
As discussed in Note 3 and Note 8 of our consolidated financial statements to our Annual Report on Form 10-K for the year ended December 31, 2017, no other triggering events occurred in 2017 to cause concern that our long-lived assets or goodwill would be impaired and thus no impairment loss was noted in 2017. Additionally, no indications were identified that would suggest we need to reduce our inventory carrying values that are not already reflected in the current balances. We perform an annual goodwill impairment test each year. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
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
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, we collect, process and retain sensitive and confidential employee and customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any steps we take to deter and mitigate these risks may not be successful and may cause us to incur increasing costs. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.
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
If we fail to maintain adequate internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Although management has concluded that adequate internal control procedures are in place as of December 31, 2017, no system of internal control provides absolute assurance that the financial statements are accurate and free of error.
Item 1B: Unresolved Staff Comments
None
Item 2: Properties
Our headquarters is located in St. Charles, Missouri. We lease this facility pursuant to a lease agreement that expires December 31, 2024.
As of December 31, 2017, we owned manufacturing plants located in Paragould, Arkansas; Marmaduke, Arkansas; Jackson, Missouri; Kennett, Missouri; and Longview, Texas.
In addition, as of December 31, 2017, we operate eight railcar services facilities and eleven mobile units and mini shop facilities where we provide railcar repair and field services. Six of the railcar services facilities are owned and two are leased.
Item 3: Legal Proceedings
See Note 14, Commitments and Contingencies, to the consolidated financial statements located in Part II, Item 8 of this report, which is incorporated by reference into this Part I, Item 3, for a description of the litigation, legal and administrative proceedings as of December 31, 2017.
Item 4: Mine Safety Disclosure
Not applicable.
PART II
Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol ARII. There were approximately 14 holders of record of common stock as of February 20, 2018.
The following table shows the high and low closing sales prices per share of our common stock by quarter for the period from January 1, 2016 through December 31, 2017:

	Prices
	High	Low
Year Ended December 31, 2017
Quarter ended March 31, 2017	$48.60	$38.82
Quarter ended June 30, 2017	43.72	34.64
Quarter ended September 30, 2017	39.25	34.58
Quarter ended December 31, 2017	41.64	36.44

	High	Low
Year Ended December 31, 2016
Quarter ended March 31, 2016	$44.13	$35.79
Quarter ended June 30, 2016	43.73	35.94
Quarter ended September 30, 2016	42.90	37.85
Quarter ended December 31, 2016	47.38	35.52
Dividends
During 2017 and 2016, we declared and paid cash dividends of $0.40 per share of our common stock each quarter, totaling $30.5 million and $31.0 million, respectively. Any future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any of our borrowing arrangements, applicable law and other factors our board of directors considers relevant.
Stock Repurchase Program
This table provides information with respect to purchases by the Company of shares of its common stock on the open market as part of the Stock Repurchase Program during the quarter ended December 31, 2017:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2017 through October 31, 2017	—	$—	—	$163,975,779
November 1, 2017 through November 30, 2017	—	$—	—	$163,975,779
December 1, 2017 through December 31, 2017	—	$—	—	$163,975,779
Total	—		—

(1)
On July 28, 2015, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock (the Stock Repurchase Program), with the timing and amount of stock repurchases, if any, determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. See Note 16, Stock Repurchase Program, to the consolidated financial statements located in Part II, Item 8 of this report, which is incorporated by reference into this Part II, Item 5, for further details of our Stock Repurchase Program.

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
The following graph illustrates the cumulative total stockholder return on our common stock during the five year period ended December 31, 2017, and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on December 31, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.
Item 6: Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations and cash flow data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statements of operations and cash flow data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our historical consolidated financial statements not included in this filing. See “Index to Consolidated Financial Statements.”

	Years ended December 31,
	2017	2016	2015 [1]	2014 [1]	2013 [1]
			As Adjusted
	(in thousands, except per share data)
Consolidated statement of operations data:
Revenues
Manufacturing [2]	$264,557	$429,774	$700,061	$600,326	$646,100
Railcar leasing [3]	135,130	132,245	116,714	65,108	31,871
Railcar services [4]	77,156	77,114	72,561	67,572	72,621
Total revenues	476,843	639,133	889,336	733,006	750,592
Cost of revenues
Manufacturing	(247,974)	(360,755)	(539,136)	(455,547)	(503,178)
Other operating loss	(417)	(12,288)	—	—	—
Railcar leasing	(46,260)	(41,732)	(36,161)	(23,733)	(13,394)
Railcar services	(64,703)	(62,178)	(56,492)	(54,386)	(55,408)
Total cost of revenues	(359,354)	(476,953)	(631,789)	(533,666)	(571,980)
Gross profit	117,489	162,180	257,547	199,340	178,612
Selling, general and administrative	(36,892)	(32,343)	(30,866)	(29,420)	(27,705)
Net gains on disposition of leased railcars	115	272	25	138	—
Earnings from operations	80,712	130,109	226,706	170,058	150,907
Interest income [5]	1,621	1,785	2,164	2,517	2,716
Interest expense	(21,854)	(22,803)	(21,801)	(7,622)	(7,337)
Loss on debt extinguishment	—	—	(2,126)	(1,896)	(392)
Other income (loss)	3,510	185	(11)	(20)	2,037
Earnings (loss) from joint ventures	2,228	4,924	5,812	1,570	(8,595)
Earnings before income taxes	66,217	114,200	210,744	164,607	139,336
Income tax expense	75,960	(41,537)	(77,291)	(65,074)	(52,440)
Net earnings	$142,177	$72,663	$133,453	$99,533	$86,896
Net earnings per common share—basic & diluted	$7.45	$3.74	$6.39	$4.66	$4.07
Weighted average common shares outstanding—basic & diluted	19,084	19,439	20,883	21,352	21,352
Dividends declared per common share	$1.60	$1.60	$1.60	$1.60	$1.00
Consolidated balance sheet data:
Cash and cash equivalents	$100,244	$178,571	$298,064	$88,109	$97,252
Net working capital	168,625	239,558	273,337	106,688	148,122
Property, plant and equipment, net	162,535	177,051	176,311	160,787	159,375
Railcars on leases, net	1,036,414	908,010	848,717	663,315	372,551
Total assets	1,473,426	1,456,250	1,525,074	1,190,261	823,583
Total liabilities	809,892	905,980	988,777	694,845	389,681
Total stockholders' equity	663,534	550,270	536,297	495,416	433,902
Consolidated cash flow data:
Net cash provided by operating activities	$131,546	$180,503	$264,503	$136,799	$164,766
Net cash used in investing activities	(153,984)	(114,738)	(240,638)	(323,200)	(166,376)
Net cash (used in) provided by financing activities	(56,048)	(185,206)	186,399	177,479	(106,045)
Effect of exchange rate changes on cash and cash equivalents	159	(52)	(309)	(221)	(138)

You should read this information together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

(1)
Financial data for 2013-2015 has been adjusted to reflect our change in accounting for debt issuance costs with the adoption of ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

(2)	Includes revenues from affiliates of $0.3 million, $0.8 million, $269.6 million, $245.9 million, and $250.5 million in 2017, 2016, 2015, 2014 and 2013, respectively.

(3)	Includes revenues from affiliates of $1.0 million and $0.3 million in 2017 and 2016, respectively, and zero in 2015, 2014 and 2013, respectively.

(4)	Includes revenues from affiliates of $12.0 million, $26.8 million, $24.9 million, $19.3 million, and $17.2 million in 2017, 2016, 2015, 2014 and 2013, respectively.

(5)	Includes income from related parties of $1.2 million, $1.7 million, $2.1 million, $2.4 million, and $2.7 million in 2017, 2016, 2015, 2014 and 2013, respectively.
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
Our results for 2017, outside of the impact of the Tax Cuts and Jobs Act, as discussed below, reflect the continued downturn in the North American railcar market cycle. As the industry is facing continued lower levels of railcar loadings and an oversupply of railcars in the marketplace, a significant number of railcars remain in storage, resulting in lower fleet utilization for much of the industry. Both the tank and hopper railcar markets have remained soft as demand for orders, given the oversupply within the railcar market, has remained focused on smaller orders of more specialized railcars, and pricing has been very competitive for the orders that are available. The tank railcar market has been impacted more heavily than most other markets as a result of the over saturation of that market in recent years.
Our total orders for 2017 amounted to 2,419 railcars, up 54% over 2016 orders. As of December 31, 2017, we had a backlog of 1,940 railcars, 389 of which will go to our lease fleet. Subsequent to December 31, 2017, we have received orders for approximately 2,000 railcars, primarily for direct sale for both tank and hopper railcars, which significantly increased our backlog from the balance at December 31, 2017. These orders received in early 2018 were for customers' delivery needs both in 2018 and 2019. While inquiry levels have moderately improved recently, we expect 2018 industry shipments to be in line with 2017, consistent with industry forecasts. We continue working with customers on opportunities to meet their railcar needs for the second half of 2018 and beyond.
Our flexible workforce and knowledgeable management team provide us with the ability to adjust our production rates in an effort to align them with industry trends. Even at lower production levels, we continue to efficiently produce high quality hopper and tank railcars. In 2017, we shipped 4,292 railcars, which is 11.2% lower than our shipments in 2016. We cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders, shipments, pricing, lease utilization, and/or lease rates will track industry-wide trends. Railcars built for our lease fleet represented 43.7% of our total railcar shipments in 2017 compared to 18.9% in 2016. Shipments and orders for railcars on long-term leases not only help us to maintain a steady level of production during the manufacturing period, but also help provide future cash flows while the lease fleet continues to maintain a strong utilization rate. Because revenues and earnings related to leased railcars are recognized over the life of a lease, our quarterly and annual results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
Our consolidated operating margin of 16.9% in 2017, while down from 20.4% in 2016, continues to be supported by the growth of and our commitment to our railcar leasing segment.
Our current liquidity of $300.2 million, including $200.0 million available under our revolving credit facility, provides us with the ability to further grow our lease fleet, as demand may dictate. Since entering the railcar leasing business in 2011, we have strategically grown our lease fleet to 13,138 railcars at December 31, 2017. Adding railcars to our lease fleet remains a strategic priority for us, as we target key customers and key railcar types to meet our customers' needs. Although the industry is experiencing declining lease rates as a result of the softness in the overall market, the expiration dates of our operating leases for railcars in our lease fleet are spread over the next several years, which helps mitigate the risks of renewing leases at lower rates or any inability we may experience in renewing leases or re-leasing these railcars.
Our railcar services business continues to support the industry, offering repair services over the railcar life cycle. Throughout 2017, in addition to regular repair and maintenance services, our repair network has been focused on inspecting railcars that we and our customers own that are subject to inspection, testing and, if necessary, repair, as part of the FRA Directive. Given the capacity available due to the weak demand for new tank railcars, our tank railcar manufacturing facility provides us additional flexibility not only to produce railcars, but also to perform traditional repair and retrofit services in a production line set-up.
The 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) made significant changes to U.S. federal income tax laws. Changes include, but are not limited to: a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017; the transition of U.S international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. For 2017, we had a net income tax benefit of $76.0 million, including a one-time tax benefit of approximately $107.3 million due to changes as the 2017 Tax Act was signed into law in December 2017, resulting in an effective tax rate of (114.7)%, compared to income tax expense of $41.5 million and an effective tax rate of 36.4% in 2016. See “Income tax expense” and “Critical Accounting Estimates and Policies-Income Taxes,” below, and Note 12 of our consolidated financial statements, for additional information.
We believe our integrated business model of providing complete life cycle solutions for the railcar industry under the direction of our experienced management team provides a solid foundation of knowledge that we will leverage as we expect to continue to grow our railcar leasing business as demand dictates. We believe our approach, which was further enhanced in 2017 with additions to our sales force and our lease fleet management team, will help us continue to be competitive in the North American railcar market, providing our customers opportunities to purchase or lease railcars from us. Our business continues to use synergies from our manufacturing, railcar leasing and railcar services segments. Our structure as a manufacturer, lessor and railcar services provider provides us with numerous competitive advantages, including increased flexibility and lower costs, relative to other lessors in the industry.
FRA Directive
As previously disclosed, on September 30, 2016, the FRA issued Railworthiness Directive (RWD) No. 2016-01 (the Original Directive), as discussed in Note 14, Commitments and Contingencies, to the consolidated financial statements located in Part II, Item 8 of this report. The Original Directive addressed, among other things, certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF Industries, LLC (ACF). ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. We met and corresponded with the FRA following the issuance of the Original Directive to express our concerns with the Original Directive and its impact on ARI, as well as the industry as a whole.
On November 18, 2016 (the Issuance Date), the FRA issued RWD No. 2016-01 [Revised] (the Revised Directive). The Revised Directive changed and superseded the Original Directive in several ways.
The Revised Directive required owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars then in hazardous materials service with the highest mileage in each tank railcar owner’s fleet. Visual inspection of each of the subject tank railcars is required by the railcar operator prior to putting any railcar into service. Owners were required to ensure appropriate inspection, testing and repairs, if needed, within twelve months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA reserved the right to impose additional test and inspection requirements for the remaining tank railcars subject to the Revised Directive. The FRA also reserved the right to seek civil penalties or to take any other appropriate enforcement action for violations of the Federal Hazardous Materials Regulations that have occurred.
Although the Revised Directive addressed some of our concerns and clarified certain requirements of the Original Directive, we identified significant issues with the Revised Directive. As a result, in December 2016, we sought judicial review of and relief from the Revised Directive by filing a petition for review against the FRA in the United States Court of Appeals for the District of Columbia Circuit.
On August 17, 2017, we entered into a settlement agreement with the FRA, which covered the subject railcars owned by us and certain of our affiliates. This settlement agreement, among other things, extended the deadline for ARI to complete the inspection, testing and repairs, if needed, for the 15% identified railcars to December 31, 2017.  Adding clarity regarding certain unknown requirements referenced in the Revised Directive, under the settlement agreement, we are required to inspect, test, and if necessary repair the remaining 85% subject tank railcars at the next tank railcar qualification, scheduled routine or regular maintenance, shopping or repair event, but no later than December, 31, 2025. However, the agreement permits us to: (i) if the FRA does not impose a similar requirement by July 31, 2018 on other owners’ railcars subject to the Revised Directive, suspend compliance with this requirement until such time as the FRA imposes requirements on all 85% railcars subject to the Revised Directive, and (ii) elect to be governed by any different requirements later imposed by the FRA on other owners’ railcars subject to the Revised Directive. In addition, the settlement agreement also provides that railcars owned by ARI are no longer required to have a surface inspection performed when the railcars are being inspected pursuant to the Revised Directive. Finally, as part of the settlement agreement, ARI dismissed its lawsuit against the FRA.
We inspected, tested, and if necessary, repaired all of our 15% identified railcars as required pursuant to the settlement agreement prior to December 31, 2017.
In accordance with accounting principles generally accepted in the United States of America, as of December 31, 2017, our remaining loss contingency reserve of $8.8 million covers our probable and estimable liabilities with respect to our response to the Revised Directive, taking into account currently available information and our contractual obligations in our capacity as both a manufacturer and owner of railcars subject to the Revised Directive.
It is reasonably possible that a loss exists in excess of the amount accrued by the Company. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the remaining loss contingency reserve of $8.8 million cannot be reasonably estimated at this time.
RESULTS OF OPERATIONS
Consolidated Results
The following table summarizes our historical operations for the years ended December 31, 2017, 2016 and 2015. Our historical results are not necessarily indicative of operating results that may be expected in the future.

	2017	2016	2015	2017 vs 2016	2016 vs 2015	2017 vs 2016	2016 vs 2015
	(in thousands)					(in %'s)
Revenues:
Manufacturing	$264,557	$429,774	$700,061	$(165,217)	$(270,287)	(38.4)	(38.6)
Railcar leasing	135,130	132,245	116,714	2,885	15,531	2.2	13.3
Railcar services	77,156	77,114	72,561	42	4,553	0.1	6.3
Total revenues	476,843	639,133	889,336	(162,290)	(250,203)	(25.4)	(28.1)
Cost of revenues:
Manufacturing	(247,974)	(360,755)	(539,136)	112,781	178,381	(31.3)	(33.1)
Other operating loss	(417)	(12,288)	—	11,871	(12,288)	*	*
Railcar leasing	(46,260)	(41,732)	(36,161)	(4,528)	(5,571)	10.9	15.4
Railcar services	(64,703)	(62,178)	(56,492)	(2,525)	(5,686)	4.1	10.1
Total cost of revenues	(359,354)	(476,953)	(631,789)	117,599	154,836	(24.7)	(24.5)
Selling, general and administrative	(36,892)	(32,343)	(30,866)	(4,549)	(1,477)	14.1	4.8
Net gains on disposition of leased railcars	115	272	25	(157)	247	*	*
Earnings from operations	80,712	130,109	226,706	(49,397)	(96,597)	(38.0)	(42.6)

*-	Not meaningful
Revenues
2017 vs. 2016
Our total consolidated revenues for 2017 decreased by 25.4% compared to 2016. This decrease was primarily due to decreased revenues in our manufacturing segment, partially offset by increased revenues in our railcar leasing and railcar services segments. During 2017, we shipped 2,418 direct sale railcars, which excludes 1,874 railcars (43.7% of total shipments) built for our lease fleet, compared to 3,922 direct sale railcars during 2016, which excludes 914 railcars (18.9% of total shipments) built for our lease fleet.
Manufacturing revenues decreased in 2017 by 38.4% compared to 2016. The decrease in manufacturing revenues was due to a decrease of 40.3% driven by multiple factors, including 1,504 fewer railcar shipments for direct sale for both hopper and tank railcars in 2017 compared to 2016, as a higher percentage of our railcar shipments went to our lease fleet, combined with more competitive pricing on both hopper and tank railcars, and a higher mix of hopper railcars for direct sale during 2017 compared to 2016. Hopper railcars typically have lower selling prices compared to tank railcars due to less material and labor content. The decrease in manufacturing revenues due to lower volumes, competitive pricing and product mix was partially offset by an increase of 1.9% due to an increase in revenue from certain material cost changes that we generally pass through to customers, as discussed above.
Railcar leasing revenues for 2017 increased by 2.2% compared to 2016. This increase was primarily due to an increase in the number of railcars on lease, partially offset by a decline in weighted average lease rates for both new railcars for lease and lease renewals compared to 2016. The lease fleet totaled 13,138 railcars at the end of 2017, compared to 11,268 railcars at the end of 2016.
Railcar services revenues for 2017 increased by 0.1% compared to 2016. This increase was primarily driven by additional repair volume due to added capacity for railcar services at our Marmaduke tank railcar production facility, partially offset by performing more intercompany services related to the FRA's Revised Directive, for which the intercompany revenue is eliminated in consolidation.
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
Manufacturing revenues decreased in 2016 by 38.6% compared to 2015. Given the decrease in tank railcar demand and a shift in production to a larger mix of specialty railcars, tank railcar shipments decreased. Hopper railcar production also shifted to a larger mix of specialty railcars and demand for that market softened, resulting in fewer hopper railcar shipments. The decrease in manufacturing revenues was due to a decrease of 37.9% driven by 2,348 fewer railcar shipments for direct sale with average selling prices remaining relatively flat given a higher mix of more specialty hopper railcars in 2016 with higher average selling prices as compared to 2015, partially offset by fewer tank railcars sold, which generally have higher selling prices than hopper railcars, combined with more competitive pricing on both hopper and tank railcars. The remaining decrease of 0.7% was due to a decrease in revenue from certain material cost changes that we generally pass through to customers, as discussed above.
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
Cost of Revenues
2017 vs. 2016
Our total consolidated cost of revenues for 2017 decreased by 24.7% compared to 2016 due to decreased cost of revenues in our manufacturing segment that were partially offset by the loss contingency recognized during 2016 related to the Revised Directive. The overall decrease from the manufacturing segment was partially offset by an increase in our cost of revenues for our railcar leasing and railcar services segments.
Cost of revenues (excluding the other operating loss attributable to the manufacturing segment, as discussed below) decreased for our manufacturing segment by 31.3%, due to a decrease of 33.5% driven by lower direct sale railcar shipments, as discussed above, higher warranty costs, and higher costs associated with the lower volumes of railcars, which requires us to adjust our production schedules and monitor and control overhead spending and employee levels. This decrease was partially offset by an increase of 2.2% driven by higher material costs for key components and steel, which is also reflected as an increase in selling prices as our practice is to generally pass changes in these costs through to the customer, as discussed above.
Also included as a component of manufacturing cost of revenues was the other operating loss of $0.4 million in 2017, which represents updated assumptions surrounding our estimates on the loss contingency reserve. This was compared to $12.3 million of other operating loss recognized in 2016 to cover our probable and estimable liabilities, with respect to our response to the Revised Directive. Both these amounts take into account currently available information at both December 31, 2017 and 2016 and our contractual obligations in our capacity as both a manufacturer and lessor of railcars subject to the Revised Directive. For further discussion, refer to the Executive Summary above and Note 14, Commitments and Contingencies, to the consolidated financial statements located in Part II, Item 8 of this report.
Cost of revenues for our railcar leasing segment increased for 2017 by 10.9% compared to 2016, primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above, and increased maintenance costs associated with both our growing lease fleet and certain railcars being reassigned to other lessees.
Cost of revenues for our railcar services segment increased for 2017 by 4.1% compared to 2016, primarily due to an increase in repair volume and an unfavorable mix of repair work causing inefficiencies at certain repair facilities during 2017.
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
Cost of revenues (excluding the other operating loss attributable to the manufacturing segment, as discussed below) decreased for our manufacturing segment by 33.1%, due to a decrease of 32.2% driven by lower direct sale railcar shipments, as discussed above, partially offset by increased costs associated with the production of more specialized hopper railcars, as discussed above, and higher costs associated with the lower volumes of tank railcars, which requires us to adjust our production schedules and output of new tank railcars and monitor and control overhead spending and employee levels. The remaining decrease of 0.9% was driven by lower material costs for key components and steel, which is also reflected as a decrease in selling prices as our practice is to generally pass changes in these costs through to the customer, as discussed above.
Also included as a component of manufacturing cost of revenues was the other operating loss of $12.3 million, which represents a loss contingency recognized during 2016 to cover our probable and estimable liabilities, as of December 31, 2016, with respect to our response to the Revised Directive, taking into account currently available information at that time and our contractual obligations in our capacity as both a manufacturer and lessor of railcars subject to the Revised Directive.
Cost of revenues for our railcar leasing segment increased for 2016 by 15.4% compared to 2015, primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above.
Cost of revenues for our railcar services segment increased for 2016 by 10.1% compared to 2015, primarily due to an increase in demand, volume and costs associated with the ramp up of operations at our recently completed expansion projects, as well as higher depreciation expenses.
Selling, general and administrative expenses
Our total selling, general and administrative expenses increased by 14.1% in 2017 compared to 2016. This $4.5 million increase was primarily due to increased compensation costs relating to additional staff hired to increase our sales and marketing team and other supporting groups in connection with transitioning our lease fleet management in-house, higher legal expenses, and higher bad debt expense, partially offset by decreased stock-based compensation expense and decreased consulting expenses. Prior to the ARL Sale, certain expenses related to the management of our lease fleet, including the management fee paid to ARL, were recorded within cost of sales. Subsequent to the ARL Sale, as staff and other related expenses have been brought in-house, the Company's selling, general and administrative expenses related to our leasing business have increased, but our fleet management expenses in total have decreased due to cost savings related to railcar management fees that were previously paid to ARL.
Our total selling, general and administrative expenses increased by 4.8% in 2016 compared to 2015. This $1.5 million increase was primarily due to increased consulting expenses and higher depreciation, partially offset by lower bad debt and incentive compensation expense.

Interest expense
Interest expense for 2017 was $21.9 million compared to $22.8 million in 2016. This decrease was primarily driven by a lower average debt balance during 2017 compared to 2016.
Interest expense for 2016 was $22.8 million compared to $21.8 million in 2015. This increase was primarily driven by a higher average debt balance during 2016 compared to 2015, primarily due to the use of our revolving loan facility at the beginning of 2016.
Other Income
Other income for 2017 was $3.5 million compared to $0.2 million in 2016. This increase was primarily driven by gains realized on the sale of short-term investments and on gains generated from contractual damages arising from a customer event of default. Other income for 2015 was immaterial.
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
Earnings (Loss) from joint ventures

				$ Increase (Decrease)
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(in thousands)
Ohio Castings	$(1,275)	$(299)	$582	$(976)	$(881)
Axis	3,503	5,223	5,230	$(1,720)	$(7)
Total Earnings from Joint Ventures	$2,228	$4,924	$5,812	$(2,696)	$(888)
Our joint venture earnings were $2.2 million in 2017 compared to $4.9 million in 2016. Our Ohio Castings joint venture experienced ramp down costs in connection with the idling of the facility in early 2017 and continues to run at a loss due to being idled. We expect that Ohio Castings will remain idle through most, if not all, of 2018, subject to re-evaluation based on changes in future demand expectations. We do not expect the idling to have a significant impact to our operations or supply chain, and we expect to fulfill our castings requirements from third party vendors.
Earnings from our Axis joint venture declined during 2017 compared to 2016 due to lower production levels in line with a decline in industry railcar shipments. Even with its lower production levels, Axis continues to produce positive results.
Our joint venture earnings were $4.9 million in 2016 compared to $5.8 million in 2015. Our Ohio Castings joint venture experienced decreased sales in 2016 due to a ramp down of production from the high levels experienced in 2015 to more historical levels in an effort to align the joint venture's production level with industry demand.
Our Axis joint venture experienced lower production levels in 2016 in line with industry demand, but even with lower production levels earnings remained comparable to 2015, reflecting improved efficiencies and better profitability.
Income tax expense
For 2017, we recognized an income tax benefit of $76.0 million and an effective tax rate of (114.7)% compared to income tax expense of $41.5 million and an effective tax rate of 36.4% in 2016. The 2017 Tax Act reduced the 2017 effective tax rate by 162.0% and resulted in total incremental provisional tax benefits of $107.3 million, primarily driven by a benefit of $107.9 million related to the re-measurement of our deferred tax assets and liabilities for the reduction in the corporate tax rate from 35% to 21%, partially offset by the one-time transition tax expense of $0.6 million. Our 2017 effective tax rate was also impacted by a significant change in our state income tax rate due to updates to our current year state apportionment percentages, the recognition of a valuation allowance against a capital loss, and additional taxes owed as our current year net operating loss was carried back and applied against income from prior years resulting in a reduction of our Domestic Production Activities Deduction in those prior years.

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

	Revenues
	External	Intersegment	Total	$ Change	% Change
	(in thousands)
2017
Manufacturing	$264,557	$186,138	$450,695	$(74,238)	(14.1)
Railcar leasing	135,130	—	135,130	2,885	2.2
Railcar services	77,156	5,653	82,809	3,888	4.9
Eliminations		(191,791)	(191,791)	(94,825)	97.8
Total Consolidated	$476,843	$—	$476,843	$(162,290)	(25.4)
2016
Manufacturing	$429,774	$95,159	$524,933	$(494,527)	(48.5)
Railcar leasing	132,245	—	132,245	15,531	13.3
Railcar services	77,114	1,807	78,921	4,424	5.9
Eliminations		(96,966)	(96,966)	224,369	(69.8)
Total Consolidated	$639,133	$—	$639,133	$(250,203)	(28.1)
2015
Manufacturing	$700,061	$319,399	$1,019,460
Railcar leasing	116,714	—	116,714
Railcar services	72,561	1,936	74,497
Eliminations	—	(321,335)	(321,335)
Total Consolidated	$889,336	$—	$889,336

	Earnings (Loss) from Operations
	2017	2016	2015	2017 vs 2016	2016 vs 2015	2017 vs 2016	2016 vs 2015
	(in thousands)					(in %'s)
Manufacturing	$21,034	$56,736	$240,891	$(35,702)	$(184,155)	(62.9)	(76.4)
Railcar leasing	74,985	79,084	70,344	(4,099)	8,740	(5.2)	12.4
Railcar services	9,462	11,421	13,898	(1,959)	(2,477)	(17.2)	(17.8)
Corporate	(18,648)	(18,249)	(18,779)	(399)	530	2.2	(2.8)
Eliminations	(6,121)	1,117	(79,648)	(7,238)	80,765	(648.0)	(101.4)
Total Consolidated	$80,712	$130,109	$226,706	$(49,397)	$(96,597)	(38.0)	(42.6)
Operating Margin

	2017	2016	2015
Manufacturing	4.7%	10.8%	23.6%
Railcar leasing	55.5%	59.8%	60.3%
Railcar services	11.4%	14.5%	18.7%
Total Consolidated	16.9%	20.4%	25.5%
Manufacturing
2017 vs. 2016
Our manufacturing segment revenues for 2017, including an estimate of revenues for railcars built for our lease fleet, decreased by $74.2 million compared to 2016. This decrease resulted from a lower volume of shipments, as discussed below, and an overall decrease in average selling prices due to more competitive pricing on both hopper and tank railcars.
During 2017, we shipped 4,292 railcars, including 1,874 railcars built for our lease fleet, compared to 4,836 railcars, including 914 railcars built for our lease fleet, during 2016.
Manufacturing segment revenues for 2017 included estimated revenues of $186.1 million relating to railcars built for our lease fleet, compared to $94.3 million for 2016. This increase in estimated revenues related to railcars built for our lease fleet was due to increased quantities of both hopper and tank railcars shipped for lease. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with the monthly lease revenues. Railcars built for the lease fleet represented 43.7% of our railcar shipments for 2017 compared to 18.9% for 2016.
From time to time, we manufacture and sell railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, ARL, prior to its sale to an unaffiliated third party effective as of June 1, 2017 (collectively, the IELP Entities). Our manufacturing segment had no direct sales of railcars to the IELP Entities during 2017, primarily due to our focus on growing our own lease fleet as industry demand has softened. During 2016, we also had zero direct sales of railcars to IELP Entities. In addition, we recorded revenues of $0.3 million from ACF for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF in 2017, compared to $0.7 million in 2016. ACF is also affiliated with Mr. Carl Icahn. Total manufacturing segment revenues from our affiliates represent 0.1% of our total consolidated revenues in 2017, compared to 0.1% in 2016.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs, as well as estimated profit for railcars manufactured for our railcar leasing segment, decreased by $35.7 million for 2017 compared to 2016. Estimated profit on railcars built for our lease fleet, which is eliminated in consolidation, was $16.3 million for 2017 compared to $9.5 million for 2016, and is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Operating margin from our manufacturing segment decreased to 4.7% in 2017 from 10.8% in 2016. These decreases for both earnings from operations and operating margin were primarily due to the lower number of railcars shipped during 2017, more competitive pricing for both tank and hopper railcars, higher warranty costs, and the impact of increased costs due to operating at lower production levels. These factors were partially offset by the impact of the loss contingency related to the Revised Directive recognized by the manufacturing segment of $12.3 million during 2016, as discussed above.

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
From time to time, we manufacture and sell railcars to the IELP Entities. Our manufacturing segment had no direct sales of railcars to the IELP Entities during 2016, primarily due to our focus on growing our own lease fleet as industry demand softened. During 2015, we had $259.9 million of direct sales of railcars to IELP Entities. In addition, we recorded $0.7 million of revenue from ACF for royalties and profits on railcars sold by ACF and for sales of railcar components to ACF in 2016, compared to $9.6 million in 2015. ACF is also affiliated with Mr. Carl Icahn. Total manufacturing segment revenues from our affiliates represent 0.1% of our total consolidated revenues in 2016, compared to 30.3% in 2015.
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
Operating margin from our manufacturing segment decreased to 10.8% in 2016 from 23.6% in 2015. These decreases for both earnings from operations and operating margin were primarily due to the impact of the loss contingency related to the Revised Directive recognized by the manufacturing segment of $12.3 million during 2016, as discussed above. Furthermore, during 2016, we had a higher mix of hopper railcar shipments, which generally sell at lower prices than tank railcars, in addition to more competitive pricing on both hopper and tank railcars, combined with higher costs associated with the lower production rates at our railcar manufacturing facilities.
Railcar leasing
2017 vs. 2016
Our railcar leasing segment revenues for 2017 increased by $2.9 million compared to 2016. The increases in revenues were driven by an increase in the number of railcars on lease with third parties, partially offset by a decline in weighted average lease rates on new railcars for lease and lease renewals. We had 13,138 railcars in our lease fleet at the end of 2017 compared to 11,268 railcars at the end of 2016.
In 2016, we began leasing railcars to certain of the IELP Entities under an operating lease arrangement, consistent with our leasing arrangements with non-affiliates. In 2017, revenues from railcars leased to certain of the IELP Entities were $1.0 million, or 0.2% of our total consolidated revenues, compared to $0.3 million, or less than 0.1% of our total consolidated revenues, in 2016.
In 2017, earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, decreased by $4.1 million compared to 2016. Operating margin from our railcar leasing segment was 55.5% for 2017 compared to 59.8% in 2016. These decreases were primarily due to increased maintenance costs and lower lease rates on renewals, each as discussed above. The decrease in earnings from operations was partially offset by an increase in the number of railcars in our lease fleet.
2016 vs. 2015

Our railcar leasing segment revenues for 2016 increased by $15.5 million compared to 2015. The primary reason for the increase in revenue was an increase in the number of railcars on lease with third parties. We had 11,268 railcars in our lease fleet at the end of 2016 compared to 10,362 railcars at the end of 2015.
In 2016, we began leasing railcars to certain of the IELP Entities under an operating lease arrangement, consistent with our leasing arrangements with non-affiliates. Revenues from railcars leased to certain of the IELP Entities were $0.3 million, or less than 0.1% of our total consolidated revenues, for the year ended December 31, 2016.
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
Railcar services
2017 vs. 2016
Our railcar services segment revenues for 2017 increased 4.9% compared to 2016. These increases were primarily due to increased demand and additional capacity from our mobile repair operations, an increase in repair work performed at our tank railcar manufacturing facility, and intercompany revenue primarily from our railcars inspected pursuant to the FRA's Revised Directive that is eliminated in consolidation, partially offset by decreased demand for tank railcar qualifications and tank railcar exterior paint and interior linings.
For 2017, our railcar services revenues included transactions with ARL totaling $10.1 million, or 2.1% of our total consolidated revenues, compared to $26.8 million, or 4.2% of our total consolidated revenues in 2016. Following the consummation of the ARL Sale, which was completed during the second quarter of 2017, the RMTA, among other things and subject to its terms, provided for the termination of our railcar services agreement, dated April 15, 2011 (as amended), between ARL and ARI, pursuant to which ARI provided ARL railcar repair, engineering, administrative and other services on an as needed basis. See Note 18 of our consolidated financial statements for further discussion of the RMTA. We expect to continue to provide repair services to ARL as needed from time to time.
In 2017, earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased 17.2% compared to 2016. Operating margin from railcar services decreased to 11.4% for 2017 from 14.5% in 2016. These decreases were due predominately to an unfavorable mix of work, primarily related to performing low-revenue and low-margin services related to the FRA's Revised Directive, partially offset by an increase in demand for our mobile repair services.
2016 vs. 2015
Our railcar services segment revenues for 2016 increased 5.9% compared to 2015. The increase was primarily due to an increase in demand and volume associated with additional capacity resulting from our expansion projects that ramped up in 2016.
For 2016, our railcar services revenues included transactions with ARL totaling $26.8 million, or 4.2% of our total consolidated revenues, compared to $24.9 million, or 2.8% of our total consolidated revenues in 2015.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2017, we had net working capital of $168.6 million, including $100.2 million of cash and cash equivalents. As of December 31, 2017, we had $545.6 million of debt outstanding, net of unamortized debt issuance costs of $4.6 million, under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII) and we also had up to $200.0 million available to us under a revolving loan, as discussed below.
Outstanding and Available Debt
Subsidiary lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. LLIII issued $625.5 million in aggregate principal amount of notes, pursuant to an Indenture (the Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively with the Class A-1 Notes, the Notes). As of December 31, 2017, there were $174.9 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of December 31, 2017 and December 31, 2016, the liquidity reserve amount was $16.6 million and $16.7 million, respectively, and included within 'Restricted cash' on the consolidated balance sheets.
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
The Notes are obligations of LLIII, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of LLIII consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to LLIII without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease LLIII's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective financing documents. See below and Note 18, Related Party Transactions, for further discussion regarding this agreement with ARL, our subcontractor agreement with ARL, and the impact of the ARL Sale.
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
The Revolving Loans and the other obligations under the 2015 Credit Agreement are fully recourse to the Company and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by the Company (the Election), the applicable railcar management agreement with ARL. Due to the ARL Sale, the Company does not expect to make an Election under the 2015 Credit Agreement. See below and Note 18, Related Party Transactions, for further discussion regarding this agreement with ARL, our subcontractor agreement with ARL, and the impact of the ARL Sale.
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
Management Transition of our Railcar Leasing Business
As previously disclosed, on December 16, 2016, we entered into the RMTA with ARL to manage the transition from ARL to ARI, of the management of our railcar leasing business in anticipation of the ARL Sale. The RMTA, among other things, (i) permits ARI to assume the management of its leased railcars following the consummation of the ARL Sale; (ii) requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of the LLIII railcars under the Indenture, and certain related documents; and (iii) requires ARL to transfer to ARI certain books and records and electronic data with respect to ARI and LLIII's lease railcars and the Company’s and LLIII's leasing businesses and otherwise assist in the transfer of the management of the leasing businesses to ARI, provided that if the Noteholder Consent is not obtained, ARL, under the Buyer’s management, will remain the manager of the LLIII railcars under the Indenture. The Company has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. In addition, pursuant to the terms and conditions of the Agreement, ARL provides ARI an irrevocable, fully paid, non-transferable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage its railcars and the railcars owned by ARI and LLIII. See below and Note 18, Related Party Transactions, for further discussion regarding this agreement with ARL, our subcontractor agreement with ARL, and the impact of the ARL Sale. We also anticipate amending the 2015 Credit Agreement to permit us to fully separate the management of our railcars from ARL’s management.
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	131,546	180,503	264,503
Investing activities	(153,984)	(114,738)	(240,638)
Financing activities	(56,048)	(185,206)	186,399
Effect of exchange rate changes on cash and cash equivalents	159	(52)	(309)
(Decrease) Increase in cash and cash equivalents	$(78,327)	$(119,493)	$209,955
Net Cash Flows Provided by Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivable, processing of payroll and associated taxes and payments to our suppliers.
2017 vs. 2016

Our net cash provided by operating activities for the year ended December 31, 2017 was $131.5 million compared to $180.5 million for the year ended December 31, 2016. The decrease was primarily due to decreased earnings, as described above, and changes in various operating assets and liabilities, including changes in taxes due to new tax laws enacted in December 2017 as discussed above and accrued expenses, as well as accounts receivable, inventories, and accounts payable, related to the timing of shipments and customer payments.
2016 vs. 2015
Our net cash provided by operating activities for the year ended December 31, 2016 was $180.5 million compared to $264.5 million for the year ended December 31, 2015. The decrease was primarily due to decreased earnings, as described above, and changes in various operating assets and liabilities, including income taxes receivable and accrued expenses, as well as accounts receivable, inventories, and accounts payable, related to the timing of shipments and customer payments. Additionally, in 2015 we collected income taxes receivable that were outstanding as of December 31, 2014.
Net Cash Used In Investing Activities
2017 vs. 2016
Our net cash used in investing activities for the year ended December 31, 2017 was $154.0 million compared to $114.7 million for the year ended December 31, 2016. The increase was primarily due to increased spending on leased railcars in 2017 compared to 2016, partially offset by the sale of short-term investments in 2017 that were purchased in 2016 and decreased capital spending as certain projects were deferred due to lower production levels. Railcars built for the lease fleet represented 43.7% of our railcar shipments for 2017 compared to 18.9% for 2016.
2016 vs. 2015
Our net cash used in investing activities for the year ended December 31, 2016 was $114.7 million compared to $240.6 million for the year ended December 31, 2015. The decrease was primarily due to reduced spending on leased railcars and capital expenditures in 2016 compared to 2015, partially offset by the purchase of short-term investments in 2016. Railcars built for the lease fleet represented 18.9% of our railcar shipments for 2016 compared to 29.6% for 2015.
Capital expenditures
We continuously evaluate facility requirements based on our strategic plans, production requirements and market demand and may elect to change our level of capital investments in the future. These investments are all based on an analysis of the estimated rates of return and impact on our profitability. We continue to pursue opportunities to reduce our costs through continued vertical integration of component parts and other cost reduction projects. From time to time, we may expand our business by acquiring other businesses or pursuing other strategic growth opportunities including, without limitation, joint ventures.
Capital expenditures for the year ended December 31, 2017 were $170.8 million, including $163.8 million related to manufacturing railcars for lease to others, as well as costs that were for capitalized projects that we expect will maintain equipment, improve efficiencies, further enhance the quality of our products and services, and reduce costs. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services.
Net Cash Flow from Financing Activities
2017 vs. 2016
Our net cash used in financing activities for the year ended December 31, 2017 was $56.0 million compared to $185.2 million for the year ended December 31, 2016. The cash used in financing activities was higher in 2016 as that year included the $100.0 million repayment of our Revolving Loan and repurchases of $28.6 million of our common stock under our stock repurchase program (the Stock Repurchase Program), as described further below. We did not have any similar cash uses in 2017. Our quarterly dividend payments of $0.40 per share, totaling $30.5 million during 2017, were consistent with dividend payments in 2016.
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
Future Liquidity
As of December 31, 2017, our current liquidity consisted of our existing cash and cash equivalents balance, anticipated cash flows from operations, and borrowing availability of $200.0 million under the 2015 Credit Agreement. We expect to require additional financing over and above our current liquidity position to continue to grow our railcar leasing business in connection with demand.
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
Our current capital expenditure plans for 2018 include projects that we expect will maintain equipment, improve efficiencies, further enhance the quality of our products and services, and reduce costs. We also plan to increase our railcar lease fleet in 2018 to meet customer demand for leased railcars that have been ordered. Capital expenditures for 2018 are currently projected to be approximately $90 to $110 million, which includes expected additions to our lease fleet. However, this estimate may vary throughout the course of 2018. We cannot assure that we will be able to complete any of our projects on a timely basis or within budget, if at all.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017, and the effect that these obligations and commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by Period
Contractual Obligations	Total	1 year or less	1-3 years	3-5 years	After 5 years
	(in thousands)
Operating Lease Obligations [1]	$6,598	$1,432	$2,652	$1,385	$1,129
Notes	550,425	25,590	51,861	52,210	420,764
Interest Payments on Notes [2]	430,897	20,109	37,928	34,799	338,061
Pension Funding [3]	5,177	601	1,773	1,599	1,204
Capital Project Related [4]	945	945	—	—	—
Total	$994,042	$48,677	$94,214	$89,993	$761,158

(1)	The operating lease commitment includes the future minimum rental payments required under non-cancelable operating leases for property and equipment leased by us.

(2)	The weighted average interest rate on the Notes is 3.7% and is payable monthly.

(3)	Our pension funding commitments include minimum funding contributions required by law for our two funded pension plans as well as expected benefit payments for our one unfunded pension plan.

(4)	Represents the costs for materials and for services provided by third parties related to various capital projects.
We have excluded from the contractual obligations table above, our gross amount of unrecognized tax benefits of $1.8 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of a cash payment, a reversal, or a change in facts, we do not anticipate a material change in the amount of unrecognized tax benefits in the next year.
We have an agreement with Axis to purchase new railcar axles. We do not have any minimum volume purchase requirements under this agreement.
Off-Balance Sheet Arrangements
Other than operating leases, we have no other off-balance sheet arrangements.
Contingencies
See Note 14, Commitments and Contingencies, to the consolidated financial statements located in Part II, Item 8 of this report, which is incorporated by reference into this Part II, Item 7, for a description of the litigation, legal and administrative proceedings, including our loss contingency of $8.8 million related to the Revised Directive as of December 31, 2017.
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

Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. During the year ended December 31, 2017, no triggering events occurred. The criteria for determining impairment of such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management's best estimate of future undiscounted cash flows expected to result from the use of the long-lived assets. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived assets exceeds the fair value of the long-lived assets. The estimated fair value of the long-lived assets is measured by estimating the present value of the future discounted cash flows to be generated.
The North American railcar market has been, and we expect it to continue to be highly cyclical, generally fluctuating in correlation with the U.S. economy. We continually monitor our long-lived assets for impairment in response to events or changes in circumstances.
Goodwill
As of December 31, 2017, we had $7.2 million of goodwill recorded in conjunction with a past business acquisition, all allocated to a reporting unit that is part of our manufacturing segment. We evaluate goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
We performed a qualitative assessment as of November 1, 2017 and determined that fair value of the reporting unit more likely than not exceeds the carrying value and therefore no further testing was deemed necessary and no impairment of goodwill was recorded. See Notes 3 and 8 of the consolidated financial statements for further details.
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
On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the Code). Changes include, but are not limited to: a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017; the transition of U.S international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have estimated the impact of the 2017 Tax Act in our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the 2017 Tax Act and guidance available as of the date of this filing and as a result have recorded adjustments to our various tax balances, current, long-term and deferred tax assets and liabilities, all during the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $107.9 million, representing an income tax benefit recorded during the fourth quarter of 2017. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.6 million net of applicable foreign tax credits, based on cumulative foreign earnings and taxes of $10.2 million.
On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $107.9 million of the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $0.6 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings were each a provisional amount and a reasonable estimate as of the date of this filing. The accounting for these provisional amounts may be adjusted as we gain a better understanding of the new tax laws due to additional guidance and analysis on these estimates, including but not limited to, rules related to the deductibility of acquired assets, state tax treatments, and finalizing our foreign affiliate analysis. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete and additional guidance and IRS interpretations are issued.
See Note 12 of the consolidated financial statements for additional information.
Pension Benefits
Pension costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected return on plan assets, and mortality and retirement rates, as discussed below:
Discount rates
The discount rate assumption used to determine the December 31, 2017 benefit obligations was 3.42%. The discount rate assumption used to determine the 2017 net periodic cost was 3.89%. We review these rates annually and adjust them to reflect current yields on long-term, high-quality corporate bonds. We deemed these rates appropriate based on the Citigroup Pension Discount curve analysis along with expected payments to retirees.
Expected return on plan assets
Our expected return on plan assets for our funded pension plans of 7.25% for 2017 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.
Mortality and retirement rates
Mortality and retirement rates are based on actual and anticipated plan experience.
In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension obligations and future expense.
The following information illustrates the sensitivity to a change in certain assumptions for our pension plans:

Change in Assumption	Effect on 2018 Pre-Tax Pension Expense	Effect on December 31, 2017 Projected Benefit Obligation
	(in thousands)
1% decrease in discount rate	$194	$3,149
1% increase in discount rate	$(203)	$(2,823)
1% decrease in expected return on assets	$171	N/A
1% increase in expected return on assets	$(171)	N/A
This sensitivity analysis reflects the effects of changing one assumption. Various economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
Contingencies and Litigation
The industries in which we operate are subject to extensive regulation by various governmental, regulatory and industry authorities and by federal, state, local and foreign authorities. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these regulations and may require significant expenditures to achieve compliance and may be modified or revised to impose new obligations. Future regulatory developments, such as our failure to achieve, maintain or renew required certifications, new regulations or changes to existing regulations, modified interpretations of existing regulations, enhanced regulatory investigation, stricter regulatory enforcement, or any determination that our processes or products are not in compliance with applicable regulations, could result in increased compliance and other costs, governmental or administrative fines, penalties, or proceedings, private litigation, product recalls, or plant shut-downs, any of which could have a material adverse effect on our operations, reputation, financial condition and results of operations. Based on information currently available with respect to such regulations, we estimate future costs for compliance requirements and establish a loss contingency for them when it is probable that we have incurred a liability and the related costs can be reasonably estimated. If further developments in or resolution of a matter of this nature result in facts and circumstances that are significantly different than the assumptions used to develop the loss contingency, it could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to comply with any regulation or when expenditures for which reserves are established are made. Due to the uncertain nature of these regulatory matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.
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

Share-based Compensation
We use the Black-Scholes-Merton (Black-Scholes) model to estimate the fair value of our share-based awards issued under the Amended and Restated 2005 Equity Incentive Plan. The Black-Scholes model requires estimates of the expected term of the share-based award, future volatility, dividend yield, and the risk-free interest rate. We estimate the expected term of stock appreciation rights (SARs) based on SEC Staff Accounting Bulletin Official Text Topic 14D2, which addressed the expected term aspect of the Black-Scholes model. It stated that companies that did not have adequate exercise history on equity instruments were allowed to use the “simplified method” prescribed by the SEC, which called for an average of the vesting period and the expiration period of grants with “plain vanilla” characteristics. These characteristics included service based vesting instruments granted at the money along with certain other requirements.
Our SARs have fair value estimates that are generated from the Black-Scholes calculation. This calculation requires inputs as mentioned above that may require some judgment or estimation. We use our best judgment at the time of valuation to estimate fair value on the SARs. All SARs granted are classified as liabilities on the consolidated balance sheets, given that they settle in cash, and thus, must be revalued every period. As such, the fair value estimates on the SARs we granted to our employees are subject to volatility inherent in the stock price since it is based on current market values at the end of every period. Share-based compensation on all equity awards is expensed using a graded vesting method over the vesting period of the instrument. Additional expense or income continues to be generated beyond the vesting period as a result of changes in the valuation of the SARs.
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
We believe that the risk to our margins and profitability has been somewhat reduced by the variable pricing provisions we generally include in our railcar sales and leasing contracts. These provisions adjust the purchase prices or lease rates of our railcars to reflect fluctuations in the cost of certain raw materials and components on a dollar for dollar basis and, as a result, we are generally able to pass on to our customers most increases in raw material and component costs with respect to the railcars we plan to produce and deliver to them. From time to time, based on market conditions, we also enter into orders where such changes in material costs are not passed on to customers.
We believe that we currently have good supplier relationships and do not currently anticipate that material constraints will limit our production capacity. Such constraints may exist if railcar production were to increase beyond current levels, or regulatory, or other economic changes were to occur that affect the availability of our raw materials.
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million under a credit agreement (2015 Credit Agreement). As of December 31, 2017, the Company had borrowing availability of $200.0 million under this facility. In the event the Company were to draw on this Revolving Loan, our earnings could be affected by changes in interest rates as this facility accrues interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%.

Item 8: Financial Statements and Supplementary Data
American Railcar Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Railcar Industries, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of American Railcar Industries, Inc. (a North Dakota corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
St. Louis, Missouri
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Railcar Industries, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of American Railcar Industries Inc. (a North Dakota corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2018 expressed an unqualified opinion on the internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2004.

St. Louis, Missouri
February 23, 2018

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$100,244	$178,571
Restricted cash	16,640	16,714
Short-term investments—available for sale securities	—	8,958
Accounts receivable, net	43,804	39,727
Accounts receivable, due from related parties	778	4,790
Income taxes receivable	19,115	2,010
Inventories, net	54,147	75,028
Prepaid expenses and other current assets	6,464	6,613
Total current assets	241,192	332,411
Property, plant and equipment, net	162,535	177,051
Railcars on leases, net	1,036,414	908,010
Income tax receivable	14	233
Goodwill	7,169	7,169
Investment in and loans to joint ventures	22,571	26,332
Other assets	3,531	5,044
Total assets	$1,473,426	$1,456,250
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,275	$29,314
Accounts payable, due to related parties	41	3,252
Accrued expenses and taxes, including loss contingency of $6,548 and $10,127 at December 31, 2017 and 2016, respectively	12,787	15,411
Accrued income taxes payable	—	7,660
Accrued compensation	12,874	11,628
Short-term debt, including current portion of long-term debt	25,590	25,588
Total current liabilities	72,567	92,853
Long-term debt, net of unamortized debt issuance costs of $4,647 and $4,863 as of December 31, 2017 and 2016, respectively	520,024	545,392
Deferred tax liability, net	194,084	252,943
Pension and post-retirement liabilities	8,099	8,648
Other liabilities, including loss contingency of $2,283 and $2,161 at December 31, 2017 and 2016, respectively	15,118	6,144
Total liabilities	809,892	905,980
Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,083,878 shares outstanding at both December 31, 2017 and 2016.	213	213
Additional paid-in capital	239,609	239,609
Retained earnings	514,453	402,810
Accumulated other comprehensive loss	(4,710)	(6,331)
Treasury stock	(86,031)	(86,031)
Total stockholders’ equity	663,534	550,270
Total liabilities and stockholders’ equity	$1,473,426	$1,456,250

See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Manufacturing (including revenues from affiliates of $339, $837 and $269,563 in 2017, 2016 and 2015, respectively)	$264,557	$429,774	$700,061
Railcar leasing (including revenues from affiliates of $1,022, $272 and zero in 2017, 2016 and 2015, respectively)	135,130	132,245	116,714
Railcar services (including revenues from affiliates of $11,980, $26,781, and $24,880 in 2017, 2016, and 2015, respectively)	77,156	77,114	72,561
Total revenues	476,843	639,133	889,336
Cost of revenues:
Manufacturing	(247,974)	(360,755)	(539,136)
Other operating loss (refer to Note 14, Commitments and Contingencies)	(417)	(12,288)	—
Railcar leasing	(46,260)	(41,732)	(36,161)
Railcar services	(64,703)	(62,178)	(56,492)
Total cost of revenues	(359,354)	(476,953)	(631,789)
Gross profit	117,489	162,180	257,547
Selling, general and administrative	(36,892)	(32,343)	(30,866)
Net gains on disposition of leased railcars	115	272	25
Earnings from operations	80,712	130,109	226,706
Interest income (including income from related parties of $1,174, $1,663, and $2,105 in 2017, 2016 and 2015, respectively)	1,621	1,785	2,164
Interest expense	(21,854)	(22,803)	(21,801)
Loss on debt extinguishment	—	—	(2,126)
Other income (loss)	3,510	185	(11)
Earnings from joint ventures	2,228	4,924	5,812
Earnings before income taxes	66,217	114,200	210,744
Income tax benefit (expense)	75,960	(41,537)	(77,291)
Net earnings	$142,177	$72,663	$133,453
Net earnings per common share—basic and diluted	$7.45	$3.74	$6.39
Weighted average common shares outstanding—basic and diluted	19,084	19,439	20,883
Cash dividends declared per common share	$1.60	$1.60	$1.60
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net earnings	$142,177	$72,663	$133,453
Currency translation	1,177	215	(1,955)
Postretirement plans (1)	859	294	49
Short-term investments (2)	(415)	415	—
Comprehensive income	$143,798	$73,587	$131,547

(1)	Net of tax effect of $0.4 million, $0.3 million and less than $0.1 million for 2017, 2016 and 2015, respectively.

(2)	Net of tax effect of $(0.2) million and $0.2 million for 2017 and 2016, respectively.
See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating activities:
Net earnings	$142,177	$72,663	$133,453
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	57,526	52,216	45,729
Amortization of deferred costs	504	506	393
(Gain) loss on disposal of property, plant, equipment and leased railcars	(115)	(63)	154
Earnings from joint ventures	(2,228)	(4,924)	(5,812)
(Benefit) provision for deferred income taxes	(59,019)	30,139	61,644
Item related to investing activities:
Dividends received from short-term investments	(97)	(107)	—
Realized gains on short-term investments—available for sale securities	(2,216)	(73)	—
Item related to financing activities:
Loss on debt extinguishment	—	—	2,126
Changes in operating assets and liabilities:
Accounts receivable, net	(3,977)	(10,290)	4,465
Accounts receivable, due from affiliates	4,010	4,629	23,518
Income taxes receivable	(16,876)	1,244	30,899
Inventories, net	20,964	21,974	19,812
Prepaid expenses and other current assets	150	(2,553)	1,206
Accounts payable	(8,062)	(6,760)	(32,630)
Accounts payable, due to related parties	(3,210)	(1,225)	1,683
Accrued expenses and taxes	(9,055)	16,887	(19,105)
Other	11,070	6,240	(3,032)
Net cash provided by operating activities	131,546	180,503	264,503
Investing activities:
Purchases of property, plant and equipment	(7,058)	(23,068)	(36,614)
Grant proceeds	—	75	—
Capital expenditures—leased railcars	(163,785)	(90,332)	(211,646)
Proceeds from the disposal of property, plant, equipment and leased railcars	417	926	122
Purchase of short-term investments—available for sale securities	—	(8,750)	—
Proceeds from the sale of short-term investments—available for sale securities	10,535	504	—
Proceeds from repayments of loans and distributions from joint ventures	5,907	5,907	7,500
Net cash used in investing activities	(153,984)	(114,738)	(240,638)
Financing activities:
Repayments of short-term and long-term debt	(25,588)	(125,783)	(432,645)
Proceeds from short-term and long-term debt	—	—	725,306
Change in interest reserve related to long-term debt	74	204	(9,739)
Stock repurchases	—	(28,608)	(57,423)
Payment of common stock dividends	(30,534)	(31,006)	(33,243)
Debt issuance costs	—	(13)	(5,857)
Net cash (used in) provided by financing activities	(56,048)	(185,206)	186,399
Effect of exchange rate changes on cash and cash equivalents	159	(52)	(309)
(Decrease) increase in cash and cash equivalents	(78,327)	(119,493)	209,955
Cash and cash equivalents at beginning of year	178,571	298,064	88,109
Cash and cash equivalents at end of year	$100,244	$178,571	$298,064

See Notes to the Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock- Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury Stock	Total stockholders' equity
Balance December 31, 2014	21,352	$213	$239,609	$260,943	$(5,349)	$—	$495,416
Net earnings	—	—	—	133,453	—	—	133,453
Currency translation	—	—	—	—	(1,955)	—	(1,955)
Postretirement plans	—	—	—	—	49	—	49
Cash dividends declared	—	—	—	(33,243)	—	—	(33,243)
Stock repurchases	(1,508)	—	—	—	—	(57,423)	(57,423)
Balance December 31, 2015	19,844	$213	$239,609	$361,153	$(7,255)	$(57,423)	$536,297
Net earnings	—	—	—	72,663	—	—	72,663
Currency translation	—	—	—	—	215	—	215
Postretirement plans	—	—	—	—	294	—	294
Short-term investments	—	—	—	—	415	—	415
Cash dividends declared	—	—	—	(31,006)	—	—	(31,006)
Stock repurchases	(761)	—	—	—	—	(28,608)	(28,608)
Balance December 31, 2016	19,083	$213	$239,609	$402,810	$(6,331)	$(86,031)	$550,270
Net earnings	—	—	—	142,177	—	—	142,177
Currency translation	—	—	—	—	1,177	—	1,177
Postretirement plans	—	—	—	—	859	—	859
Short-term investments	—	—	—	—	(415)	—	(415)
Cash dividends declared	—	—	—	(30,534)	—	—	(30,534)
Balance December 31, 2017	19,083	$213	$239,609	$514,453	$(4,710)	$(86,031)	$663,534
See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015
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
The accompanying consolidated financial statements have been prepared by ARI and include the accounts of ARI and its material direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), Longtrain Leasing I, LLC (LLI), Longtrain Leasing II, LLC (LLII), Longtrain Leasing III, LLC (LLIII), ARI Leasing, LLC, ARI Railcar Services LLC and Southwest Steel Casting Company, LLC. All intercompany transactions and balances have been eliminated.
Note 2 — Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC Topic 220, Income Statement - Reporting Comprehensive Income.  This ASU allows for stranded tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act to be reclassified as retained earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718) – Scope of Modification Accounting. The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows. This ASU requires that the statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows. This ASU seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated statement of cash flows.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to FASB ASC Topic 606, Revenue from Contracts with Customers, which include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. The Company will adopt this new guidance for reporting periods beginning on or after January 1, 2018 using the modified retrospective application method. As part of the Company's implementation plan for this new standard, the Company has assessed the impact of these new standards on its business processes, business and accounting systems, and consolidated financial statements and related disclosures by evaluating the terms and conditions of samples of both standard and non-standard contracts across the Company's in-scope business segments in light of the new standards.  At this time, the Company only expects slight modifications to accounting for repair work in progress, resulting in immaterial changes to business processes and systems.  Specifically, an adjustment to the opening balance of retained earnings of approximately $0.7 million is expected as a result of this transition. To date, the Company has not identified any other material differences in its existing revenue recognition methods or contract costs that would require modification under the new standards.
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
Revenues from railcar maintenance services are recognized upon completion and shipment of railcars from ARI's plants. The Company does not currently bundle railcar service contracts with new railcar sales. Revenues from engineering and field services are recognized as performed. Upon transition to the revised revenue recognition requirements under ASC Topic 606, Revenue from Contracts with Customers, which the Company will adopt for reporting periods beginning on or after January 1, 2018 using the modified retrospective application method, revenue will be recognized as railcar services are performed, consistent with "over time" revenue recognition under Topic 606. As discussed in Note 2 above, the Company does not expect a significant impact as a result of this change.
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
Earnings per common share
Basic earnings per common share is calculated as net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding during the respective period. As all of the Company's stock-based compensation instruments granted over the last several years are liability-based, diluted earnings per share is the same as basic earnings per share.
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
The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of December 31, 2017 and 2016:

•
Cash and cash equivalents, restricted cash, accounts receivable, amounts due to/from affiliates, accounts payable and accrued expenses approximate fair values because of the short maturity or the liquid nature of these instruments.

•	Available for sale securities fair value estimates are based on quoted prices with an active trading market (Level 1).

•
The fair value of the private placement notes are calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy. The fair value of the Notes outstanding was $556.6 million and $582.4 million as of December 31, 2017 and 2016, respectively.

•
The Company's pension plans' investments in equity securities, exchange traded funds and U.S. government treasury instruments are valued based on quoted prices in active markets (Level 1) and short-term investments, collective funds and asset backed securities are valued based on derived prices in active markets (Level 2).

Note 5 – Accounts Receivable, net
Accounts receivable, net, consists of the following:

	December 31,
	2017	2016
	(in thousands)
Accounts receivable, gross	$45,041	$39,869
Less allowance for doubtful accounts	(1,237)	(142)
Total accounts receivable, net	$43,804	$39,727

The allowance for doubtful accounts consists of the following:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$142	$1,404	$1,172
Provision (Adjustment)	1,132	(1,248)	234
Write-offs	(37)	(14)	(2)
Ending balance	$1,237	$142	$1,404
Note 6 – Inventories, net
Inventories consist of the following:

	December 31,
	2017	2016
	(in thousands)
Raw materials	$33,498	$46,789
Work-in-process	22,040	28,386
Finished products	1,813	3,332
Total inventories	57,351	78,507
Less reserves	(3,204)	(3,479)
Total inventories, net	$54,147	$75,028
Inventory reserves consist of the following:

	Years ended December 31,
	2017	2016	2015
	(in thousands)
Beginning Balance	$3,479	$3,187	$2,553
Provision	958	718	1,145
Write-offs	(1,233)	(426)	(511)
Ending Balance	$3,204	$3,479	$3,187
Note 7 – Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	December 31,
	2017	2016
	(in thousands)
Operations / Corporate:
Buildings	$186,664	$182,970
Machinery and equipment	233,025	232,171
Land	5,285	4,328
Construction in process	1,818	1,966
	426,792	421,435
Less accumulated depreciation	(264,257)	(244,384)
Property, plant and equipment, net	$162,535	$177,051
Railcar Leasing:
Railcars on leases	$1,159,868	$996,422
Less accumulated depreciation	(123,454)	(88,412)
Railcars on leases, net	$1,036,414	$908,010
Railcars on lease agreements
The Company leases railcars to third parties under multi-year agreements. Railcars subject to lease agreements are classified as operating leases and are depreciated in accordance with the Company's depreciation policy.
Capital expenditures for leased railcars represent cash outflows for the Company's cost to produce railcars shipped or to be shipped for lease.
As of December 31, 2017, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

2018	$130,967
2019	111,279
2020	73,992
2021	55,598
2022	35,997
2023 and thereafter	77,627
Total	$485,460
The future contractual minimum rental revenues shown above include total rental revenues from affiliates of $8.3 million. See Note 18, Related Party Transactions, for further discussion regarding lease agreements with IELP Entities.
Depreciation expense
The following table summarizes depreciation expense:

	December 31,
	2017	2016	2015
	(in thousands)
Total depreciation expense	$57,526	$52,216	$45,729
Depreciation expense on leased railcars	$35,080	$30,395	$26,163
Note 8 – Goodwill
As of December 31, 2017, the Company had $7.2 million of goodwill related to the March 2006 acquisition of Custom Steel; a subsidiary of Steel Technologies, Inc. The results attributable to Custom Steel are included in the manufacturing segment.

The Company performed a qualitative assessment as of November 1, 2017 by considering the following relevant factors to determine whether it was more likely than not that the fair value of the reporting unit was greater than its carrying amount.

•
The North American railcar market has been, and ARI expects it to continue to be, highly cyclical. Based upon third party forecasts for the industry over the next several years, the Company expects demand will be near historical average levels.

•	ARI is subject to regulation through various laws and regulations. No significant assessments have been made by the various regulators that would negatively affect the fair value of the goodwill.

•
Although the industry continued to experience a downturn in its cycle in 2017 with shipments down from 2016, which had already declined compared to record highs in 2015, 2017 orders have improved relative to 2016, as 2016 saw the industry’s lowest order levels since 2009. ARI’s activity was consistent with the industry trends. ARI expects demand to remain level through 2018 and to gradually increase during 2019 to 2021, in line with industry forecasts.

•
The primary long-lived assets at the reporting unit are machines with uses in various applications for numerous markets and industries. As such, management does not believe that there has been a significant decrease in the market value of the reporting unit’s long-lived assets.

•	The reporting unit has a history of positive operating cash flows that is expected to continue.

•	No part of the reporting unit’s net income is comprised of significant non-operating or non-recurring gains or losses, and no significant changes in balance sheet accruals were noted.

•	In addition, during 2017 there were no significant changes in the following with regard to the reporting unit that the Company expects to impact future results:

•	Key staff;

•	Business strategy;

•	Buyer or supplier bargaining power; and

•	Legal factors

After assessing the above factors, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and therefore no further testing was necessary. Additionally, no impairment was recognized in any prior periods and there were no indicators of impairment since the annual assessment date.
Note 9 – Investments in and Loans to Joint Ventures
As of December 31, 2017, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	December 31,
	2017	2016
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$6,202	$7,477
Axis	16,369	18,855
Total investments in and loans to joint ventures	$22,571	$26,332
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
Based on declined industry demand, Ohio Castings was idled in January 2017 and continues to remain idle. The Company expects that Ohio Castings will remain idle through most, if not all, of 2018, subject to re-evaluation based on changes in future demand expectations. Ohio Castings performed an analysis of long-lived assets as of December 31, 2017, in accordance with ASC 360, Property, Plant and Equipment. Based on this analysis, Ohio Castings concluded that there was no impairment of its long-lived assets. In turn, ARI evaluated its investment in Ohio Castings and determined there was no impairment. The Company and Ohio Castings will continue to monitor for impairment as necessary.
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
Summary financial position information for Ohio Castings, the investee company, in total, are as follows:

	December 31,
	2017	2016
	(in thousands)
Financial position:
Current assets	$7,373	$13,267
Non-current assets	8,421	9,751
Total assets	15,794	23,018
Current liabilities	266	3,667
Members’ equity	15,528	19,351
Total liabilities and members’ equity	$15,794	$23,018
Summary financial results of operations for Ohio Castings, the investee company, in total, are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Results of operations:
Revenues	$4,469	$49,103	$74,113
Gross (loss) profit	$(3,172)	$2,230	$4,787
Net (loss) earnings	$(3,823)	$(897)	$1,230
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
Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During 2017 and 2016, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on this loan, due to ARI Component, was $11.8 million and $17.7 million as of December 31, 2017 and 2016, respectively.
ARI currently intends to fund the cash needs of Axis through loans and capital contributions through at least March 31, 2019. The other significant joint venture partner has indicated its intent to also fund the cash needs of Axis through loans and capital contributions through at least March 31, 2019.

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
Summary combined financial position information for Axis, the investee company, in total, are as follows:

	December 31,
	2017	2016
	(in thousands)
Financial position:
Current assets	$16,798	$13,017
Non-current assets	21,272	26,271
Total assets	38,070	39,288
Current liabilities	16,325	14,076
Non-current liabilities	11,805	23,626
Total liabilities	28,130	37,702
Members’ equity	9,940	1,586
Total liabilities and members’ equity	$38,070	$39,288

Summary combined financial results of operations for Axis, the investee company, in total, are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Results of operations:
Revenues	$51,328	$60,358	$70,289
Gross profit	$11,527	$16,467	$17,961
Net earnings	$8,354	$12,066	$12,782
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
The overall change in the Company's warranty reserve is reflected on the consolidated balance sheets in accrued expenses and other liabilities and is detailed as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Liability, beginning of year	$2,439	$1,415	$953
Provision for warranties issued during the year, net of adjustments	442	1,505	1,235
Adjustments to warranties issued during previous years	6,750	(24)	(16)
Warranty claims	(793)	(457)	(757)
Liability, end of year	$8,838	$2,439	$1,415

During 2017, the Company identified an additional warranty exposure related to railcars that were manufactured in previous years, and this exposure contributed to the increase in the warranty reserve presented above.

Note 11 – Debt
Subsidiary Lease Fleet Financings
From time to time, the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings in order to, among other things, support and grow its railcar leasing business. Currently, only the LLIII lease fleet financing remains outstanding. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to the respective subsidiary without any adverse selection, to cause the manager of the railcars and their related leases, to maintain, lease, and re-lease the respective subsidiary's equipment no less favorably than similar portfolios serviced by the manager, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. American Railcar Leasing LLC (ARL) historically has acted as the manager under these lease fleet financings. As of June 1, 2017, ARI has subcontracted with ARL to provide services to ARL covering the day-to-day management of LLIII railcars and the leases associated therewith until the earlier of the date on which ARI becomes the manager of the LLIII railcars following receipt of the consent of noteholders, or the date that is thirty (30) months after the ARL Closing Date (as defined below), unless terminated earlier pursuant to its terms. See below and Note 18, Related Party Transactions, for further discussion regarding these agreements with ARL and the impact on the Company of the sale of ARL (the ARL Sale) to an unaffiliated third party (Buyer).
January 2014 lease fleet refinancing
In December 2012, LLI entered into a senior secured delayed draw term loan facility (Original Term Loan). In January 2014, LLI refinanced its Original Term Loan under an amended and restated credit agreement (Amended and Restated Credit Agreement). In connection with the refinancing, LLI entered into a new senior secured term loan facility in an aggregate principal amount of $316.2 million, net of fees and expenses (Refinanced Term Loan). The Refinanced Term Loan was repaid in January 2015 in connection with the LLIII Indenture discussed below.
October 2014 bridge financing
In October 2014, LLII entered into a lease fleet financing facility for $100.0 million, which was repaid in January 2015 in connection with the LLIII Indenture discussed below.
January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an Indenture. The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance the LLI and LLII lease fleet financing facilities, resulting in net proceeds of $211.6 million. In conjunction with the refinancing, the Company incurred a $2.1 million loss, which is shown as 'Loss on debt extinguishment' on the consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the LLI and LLII lease fleet financings. As of December 31, 2017, there were $174.9 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, compared to $200.5 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, as of December 31, 2016. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Indenture, the Company is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of December 31, 2017 and December 31, 2016, the liquidity reserve amount was $16.6 million and $16.7 million, respectively, and included within 'Restricted cash' on the consolidated balance sheets.
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

The Indenture contains covenants which limit, among other things, LLIII’s ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. LLIII was in compliance with these covenants as of December 31, 2017.
As of December 31, 2017, the principal payments remaining on the Notes were as follows:

	Payments due by Period
	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Notes	$25,590	$25,507	$26,354	$26,358	$25,852	$420,764
ARI Lease fleet financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million under a credit agreement (2015 Credit Agreement). See 'Liquidity and Capital Resources' section for further discussion regarding the incremental borrowing provision under the 2015 Credit Agreement. The initial Revolving Loan obtained at closing amounted to approximately $99.5 million, net of fees and expenses. In February 2016, we repaid amounts outstanding under the Revolving Loan in full and as of December 31, 2017, the Company had borrowing availability of $200.0 million under this facility.
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
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of December 31, 2017.  The Company is required to make mandatory prepayments of the Revolving Loans if at any time the unpaid principal amount of the Revolving Loans exceeds the loan-to-value amount specified in the Credit Agreement, which is 82.5% of the appraised eligible equipment value (subject to inclusion of certain unappraised equipment for a limited period), unless additional eligible equipment is provided as collateral to secure the Revolving Loans, as specified in the Credit Agreement.
ARL Sale and Railcar Management Transition Agreement
As previously disclosed, on December 16, 2016, ARI entered into a railcar management transition agreement (the RMTA) with ARL in anticipation of the ARL Sale. The RMTA, among other things, addresses the transition, from ARL to ARI following the ARL Sale, of the management of the railcars owned by ARI (the ARI Railcars) and railcars owned by LLIII (the Longtrain Railcars). American Entertainment Properties Corporation (AEPC), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and an affiliate of Buyer, are also parties to the RMTA for the limited purposes previously disclosed. Immediately prior to the ARL Sale, ARL and its subsidiaries were controlled by Mr. Carl Icahn. Following the ARL Sale, ARL is controlled by Buyer. The ARL Sale was consummated (the ARL Closing) on June 1, 2017 (the ARL Closing Date). In connection with the ARL Closing, the RMTA was amended by a Joinder and Amendment to the RMTA, principally to join ACF Industries, LLC (ACF), a company controlled by Mr. Carl Icahn, as a party thereto, to address certain ACF books and records in the possession of ARL. The Railcar Management Agreement, dated February 29, 2012 (as amended), between ARI and ARL (the ARI RMA), pursuant to which ARL managed the ARI Railcars and marketed them for sale or lease was terminated pursuant to the terms of the RMTA as of the ARL Closing Date. Effective as of the ARL Closing Date, ARI manages the ARI Railcars and markets them for sale or lease.
Pursuant to a Railcar Management Agreement, dated January 29, 2015, between LLIII and ARL (the Longtrain RMA), ARL, as manager, has marketed Longtrain Railcars for lease, and has also arranged for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the Longtrain Railcars. In addition, a subsidiary of ARL serves as administrator of the accounts used to service the debt under the Longtrain Indenture. As previously disclosed, the RMTA, among other things, requires ARI to use commercially reasonable efforts to obtain the Noteholder Consent for ARI to replace ARL as manager of the Longtrain Railcars under the Longtrain Indenture and certain related documents. ARI has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. The Noteholder Consent may not be obtained for a variety of reasons. If the Noteholder Consent is not obtained, ARL, under the Buyer's management, will remain the manager of the railcars owned by LLIII under the Longtrain Indenture.
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
ARL Subcontractor Agreement
Further, as contemplated by the RMTA, effective as of the ARL Closing Date, ARI entered into a sub-contract arrangement with ARL (the Subcontractor Agreement) to provide services to ARL covering the day-to-day management of the Longtrain Railcars and the leases associated therewith. Under this arrangement, ARL and its subsidiary, as manager and administrator, respectively, remain in control of the accounts used to service the debt under the Longtrain Indenture. During the term of the Subcontractor Agreement, management fees and expenses paid to ARL in respect of management duties subcontracted to ARI will be paid by ARL to ARI. The Subcontractor Agreement will continue until the earlier of the date on which ARI becomes the manager of the Longtrain Railcars following receipt of the Noteholder Consent, or the date that is thirty (30) months after the ARL Closing Date, unless terminated earlier pursuant to its terms.
The future contractual minimum rental revenues related to the railcars pledged under all Lease Fleet Financings as of December 31, 2017 were as follows (in thousands).

2018	$63,998
2019	48,852
2020	28,439
2021	17,907
2022	9,373
2022 and thereafter	9,676
Total	$178,245
As of December 31, 2017 and December 31, 2016, the net book value of the railcars that were pledged as part of the Company's and its subsidiaries Lease Fleet Financings was $524.1 million and $544.1 million, respectively.
Note 12 – Income Taxes
Income tax (benefit) expense consists of:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$(17,498)	$10,262	$11,322
State and local	191	642	3,587
Foreign	366	494	738
Total current	(16,941)	11,398	15,647
Deferred
Federal	(72,057)	26,955	56,431
State and local	13,053	3,148	5,221
Foreign	(15)	36	(8)
Total deferred	(59,019)	30,139	61,644
Total income tax (benefit) expense	$(75,960)	$41,537	$77,291

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Computed income tax expense	$23,176	$39,970	$73,760
State and local tax expense	6,210	2,221	4,207
Permanent differences, including domestic production activities deduction	1,060	(623)	(724)
Revaluation of deferred taxes from Tax Cuts and Jobs Act	(107,900)	—	—
Transition tax from Tax Cuts and Jobs Act	628	—	—
Adjustments for uncertain tax positions	(198)	110	204
Valuation Allowance	1,019	—	—
Other, net	45	(141)	(156)
Total income tax (benefit) expense	$(75,960)	$41,537	$77,291

The tax effects of temporary differences that have given rise to deferred tax assets and liabilities are presented below:

	December 31,
	2017	2016
	(in thousands)
Non-current deferred tax assets
Provisions not currently deductible	$8,642	$12,421
Stock based compensation	499	842
Net operating loss carryforwards—federal and state	1,701	189
Net capital loss carryforwards—federal and state	693	1,833
Tax credits and other	399	327
Pensions and post retirement	1,931	3,231
Valuation allowance	(693)	—
Total deferred tax asset	$13,172	$18,843
Non-current deferred tax liabilities
Investment in joint ventures/partnerships	$(1,012)	$(2,084)
Property, plant and equipment	(206,244)	(269,478)
Unrealized gain on financial instruments	—	(224)
Total deferred tax liability	$(207,256)	$(271,786)
The net deferred tax asset (liability) is classified as non-current in the consolidated balance sheets as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets	$13,172	$18,843
Deferred tax liability	(207,256)	(271,786)
Deferred tax liability, net	(194,084)	(252,943)
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) was signed into law, making significant changes to the Internal Revenue Code of 1986, as amended (the Code). Changes include, but are not limited to: a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017; the transition of U.S international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company estimated the impact of the 2017 Tax Act in its income tax provision for the year ended December 31, 2017 in accordance with its understanding of the 2017 Tax Act and guidance available as of the date of this filing and as a result have recorded adjustments to the various tax balances, current, long-term and deferred tax assets and liabilities, all during the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $107.9 million, representing an income tax benefit recorded during the current period. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.6 million, net of applicable foreign tax credits, based on cumulative foreign earnings and taxes of $10.2 million.
On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $107.9 million of the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $0.6 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings were each a provisional amount and a reasonable estimate as of the date of this filing. The accounting for these provisional amounts may be adjusted as the Company gains a better understanding of the new tax laws due to additional guidance and analysis on these estimates, including but not limited to, rules related to the deductibility of acquired assets, state tax treatments, and finalizing our foreign affiliate analysis. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete and additional guidance and IRS interpretations are issued.
The 2017 Tax Act requires a U.S. shareholder of a foreign corporation to include in income its global intangible low-taxed income (GILTI). The computation for the GILTI is still subject to interpretation and additional clarifying guidance is expected in 2018. Given the complexity of the new GILTI tax rules, the Company is continuing to evaluate this requirement and its application under ASC 740. Thus, the Company has not made any adjustments in its current year financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI or record it as a period cost adjustment.
Under the 2017 Tax Act, an entity must pay a Base Erosion Anti-Abuse Tax (BEAT) if the BEAT is greater than its regular tax liability. Based upon the FASB’s guidance in this area, any incremental effect of BEAT tax should be recognized in the year the BEAT is incurred. This tax applies to future years and therefore there are no impacts or estimates in the current year financial statements.
ARI considers its Canadian earnings to be permanently reinvested, even after considering the one-time deemed repatriation tax on undistributed earnings, and therefore has not recorded a provision for any foreign withholding taxes on the cumulative undistributed earnings of its Canadian subsidiary. Such undistributed earnings from ARI's Canadian subsidiary have been included in consolidated retained earnings in the amount of $5.8 million and $4.2 million as of December 31, 2017 and 2016, respectively. If ARI were to change its tax position with respect to its Canadian subsidiary, any additional taxes required would be recorded at that time.
As of December 31, 2017, the Company had a federal net operating loss of $53.7 million that will be carried back to tax years 2015 and 2016 and will be fully absorbed. In addition, the Company had state net operating loss carryforwards in the amount of $31.0 million, which have varying expiration dates that extend into 2037. In 2016, ARI had state net operating loss carryforwards of $3.8 million.
The Company had remaining federal capital losses of $4.7 million carried forward from 2013. In 2017, the Company realized capital gains in the amount of $2.2 million that were used to offset a portion of the capital loss carryforward. During the second quarter of 2017, the Company established a valuation allowance of $1.0 million, for federal and state purposes, related to the remaining capital loss of $2.5 million. In the fourth quarter of 2017, this valuation allowance was adjusted to $0.7 million as a result of the new income tax rates specified by the 2017 Tax Act. The capital loss carryforward expires at December 31, 2018.
As of December 31, 2017, the Company's gross unrecognized tax benefits were $1.8 million, of which $1.5 million, net of federal benefit on state matters, would impact the effective tax rate if reversed. As of December 31, 2016, the Company's gross unrecognized tax benefits were $2.0 million, of which $1.6 million, net of federal benefit on state matters, would impact the effective tax rate if reversed.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$2,023	$1,684	$1,422
Increases in tax positions for prior years	47	253	30
Increases in tax positions for current year	—	86	298
Settlements and decreases in tax positions	(252)	—	(66)
Ending balance	$1,818	$2,023	$1,684

The total amount of interest and penalties included in the tax provision as an income tax expense for the years ended December 31, 2017 and 2016 was $0.1 million each year. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.
The statute of limitations on the Company's 2013 federal income tax return expired in December 2017. The Company's federal income tax returns for tax years 2014 and beyond remain subject to examination, with the latest statute of limitations expiring in October 2021.
Certain of the Company's 2013 state income tax returns and all of the Company's state income tax returns for 2014 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2022, upon the filing of the 2017 state tax returns. The Company's foreign subsidiary's income tax returns for 2013 and beyond remain open to examination by foreign tax authorities.
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
The change in the pension benefit obligation, change in plan assets and the funded status is as follows:

	Years Ended December 31,
	2017	2016
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$24,833	$24,737
Service cost	353	208
Interest cost	941	984
Actuarial loss	577	198
Assumed administrative expenses	(351)	(208)
Benefits paid	(1,090)	(1,086)
Benefit obligation at December 31	$25,263	$24,833
Change in plan assets
Plan assets at January 1	$16,148	$16,212
Actual return on plan assets	2,238	1,119
Administrative expenses	(351)	(208)
Employer contributions	180	111
Benefits paid	(1,090)	(1,086)
Plan assets at fair value at December 31	$17,125	$16,148
Funded status
Benefit obligation in excess of plan assets at December 31	$(8,138)	$(8,685)
Amounts recognized in the consolidated balance sheets are as follows:

	Years Ended December 31,
	2017	2016
	(in thousands)
Accrued benefit liability—short term	$(111)	$(112)
Accrued benefit liability—long term	(8,027)	(8,573)
Net liability recognized at December 31	$(8,138)	$(8,685)
Net actuarial loss	$(6,885)	$(8,144)
Net prior service cost	(1)	(9)
Accumulated other comprehensive loss pre-tax at December 31	$(6,886)	$(8,153)

The short-term liability has been reported within 'Accrued compensation' on the consolidated balance sheets.

The components of net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Components of net periodic benefit cost
Service cost	$353	$208	$177
Interest cost	941	984	947
Expected return on plan assets	(1,129)	(1,134)	(1,282)
Recognized actuarial loss	728	816	798
Amortization of prior service cost	8	8	8
Total net periodic benefit cost	$901	$882	$648
The Company amortizes actuarial loss and gain using a weighted average amortization period for all plans of 9 years. The net actuarial loss that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit costs during the year ended December 31, 2018 is $0.6 million.
Additional information
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

2018	$1,216
2019	1,260
2020	1,291
2021	1,324
2022	1,378
2022 and thereafter	7,054
The Company expects to contribute $0.6 million to its pension plans in 2018.
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
The decrease in the discount rates resulted in an increase in the benefit obligation, which was partially offset by the impact of the change in the mortality projection scale, which will be amortized through actuarial losses. The assumptions used to determine end of year benefit obligations are shown in the following table:

	Years Ended December 31,
	2017	2016
Discount rate	3.42%	3.89%
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Years Ended December 31
	2017	2016	2015
Discount rate	3.89%	4.08%	3.75%
Expected return on plan assets	7.25%	7.25%	7.50%
The Company's pension plans' asset valuation in the fair value hierarchy levels, discussed in detail in Note 4, along with the weighted average asset allocations as of December 31, 2017, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset Category
Short-term investments	$—	$506	$—	$506
Corporate stocks - common	4,157	—	—	4,157
Mutual funds - equity	6,143	—	—	6,143
Debt securities
Exchange traded funds	5,200	—	—	5,200
Government	552	—	—	552
Asset backed	—	567	—	567
Total assets at fair value	$16,052	$1,073	$—	$17,125

The Company's pension plans' asset valuation in the fair value hierarchy levels, along with the weighted average asset allocations as of December 31, 2016, by asset category, are as follows:

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
Note 14 – Commitments and Contingencies
As of December 31, 2017, future minimum rental payments required under noncancellable operating leases for property and equipment leased by the Company with lease terms longer than one year are as follows (in thousands):

2018	$1,432
2019	1,359
2020	1,293
2021	1,092
2022	293
2023 and thereafter	1,129
Total	$6,598
Total rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.8 million, $2.2 million and $2.6 million, respectively.

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
ARI is party to collective bargaining agreements with labor unions at two repair facilities that will expire in January and September 2021, respectively, unless extended or modified. ARI is also party to a collective bargaining agreement with a labor union at a steel component manufacturing facility that will expire in April 2022, unless extended or modified.
The Company has various agreements with and commitments to related parties. See Note 18 for further detail.
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
GyanSys
On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against GyanSys. The complaint asserted a claim against GyanSys for breaching its contract with ARI to implement an enterprise resource planning system. GyanSys denied responsibility and alleged a counterclaim against ARI for breach of contract and wrongful termination, seeking damages of more than $9 million. After a trial completed in August 2017, the court ruled in favor of ARI and against GyanSys, awarding ARI damages, interest and costs of approximately $1.8 million. However, as the amount of this judgment has not been realized, no such recovery has been recorded as of December 31, 2017. ARI has filed a motion to recover its attorneys’ fees and that motion is currently pending. Both parties have filed notices of appeal.
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
The Revised Directive required owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars then in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners were required to ensure appropriate inspection, testing and repairs, if needed, within twelve months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA reserved the right to impose additional test and inspection requirements for the remaining tank railcars subject to the Revised Directive. The FRA also reserved the right to seek civil penalties or to take any other appropriate enforcement action for violations of the Federal Hazardous Materials Regulations that have occurred.

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
On August 17, 2017, the Company entered into a settlement agreement with the FRA, which covered the subject railcars owned by ARI and certain of its affiliates. This settlement agreement, among other things, extended the deadline for ARI to complete the inspection, testing and repairs, if needed, for the 15% identified railcars to December 31, 2017.  Adding clarity regarding certain unknown requirements referenced in the Revised Directive, under the settlement agreement, ARI is required to inspect, test, and if necessary repair the remaining 85% subject tank railcars at the next tank railcar qualification, scheduled routine or regular maintenance, shopping or repair event, but no later than December, 31, 2025. However, the settlement agreement permits ARI to: (i) if the FRA does not impose a similar requirement by July 31, 2018 on other owners’ railcars subject to the Revised Directive, suspend compliance with this requirement until such time as the FRA imposes requirements on all 85% railcars subject to the Revised Directive, and (ii) elect to be governed by any different requirements later imposed by the FRA on other owners’ railcars subject to the Revised Directive. In addition, the settlement agreement also provides that railcars owned by ARI are no longer required to have a surface inspection performed when the railcars are being inspected pursuant to the Revised Directive. Finally, as part of the settlement agreement, ARI dismissed its lawsuit against the FRA.
ARI inspected, tested, and if necessary, repaired all of its 15% identified railcars as required pursuant to the settlement agreement prior to December 31, 2017.
ARI has evaluated its potential exposure related to the Revised Directive and has a remaining loss contingency reserve of $8.8 million to cover its probable and estimable liabilities, as of December 31, 2017, with respect to the Company's response to the Revised Directive. This loss contingency reserve takes into account information available as of December 31, 2017 and ARI's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. This reserve is separated into $6.5 million included in accrued expenses and taxes and $2.3 million included in other liabilities on the consolidated balance sheet. This amount will continue to be evaluated as the Company’s and its customers’ compliance with the Revised Directive and the Company's compliance with the settlement agreement progresses. Actual results could differ from this estimate.
It is reasonably possible that a loss exists in excess of the amount accrued by the Company. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency reserve of $8.8 million cannot be reasonably estimated at this time.
Legal fees incurred with respect to this matter are expensed in the period in which they occur, in accordance with ARI's accounting policy.
Note 15 – Share-based Compensation
The Company accounts for share-based compensation granted under the Amended and Restated 2005 Equity Incentive Plan (the 2005 Plan) based on the fair values calculated using the Black-Scholes-Merton (Black-Scholes) option-pricing formula. The 2005 Plan is administered by the Company's board of directors or a committee of the board. The 2005 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1,000,000 shares of the Company's common stock. Awards covering no more than 300,000 shares may be granted to any person during any fiscal year. As of December 31, 2017, an aggregate of 855,476 shares were available for issuance in connection with future equity instrument grants under the Company's 2005 Plan.
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
Share-based compensation is expensed using a graded vesting method over the vesting period of the instrument. Currently, ARI has SARs outstanding that are only settled in cash, as discussed below and thus, are treated as liability-based awards. The fair value of the liability associated with share-based compensation is based on the components used to calculate the Black-Scholes value, including the Company's closing market price, as of that date and is considered a Level 2 input. For definition and discussion of a Level 2 input for fair value measurement, refer to Note 4.

The following table presents the amounts incurred by ARI for share-based compensation, or SARs and the corresponding line items on the consolidated statements of operations that they are classified within:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Share-based compensation expense (income):
Cost of revenues: Manufacturing	$48	$(87)	$89
Cost of revenues: Railcar services	2	(11)	7
Selling, general and administrative	(208)	849	550
Total share-based compensation (income) expense	$(158)	$751	$646
Income tax benefits related to share-based compensation arrangements were less than $0.1 million, $0.1 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The fair value of all unexercised SARs is determined at each reporting period under the Black-Scholes option pricing methodology based on the inputs in the table below, which projected that the specific performance targets for applicable grants will be fully met. The fair value of the SARs is expensed on a graded vesting basis over the vesting period. Changes in the fair value of vested SARs are expensed in the period of change. The following table provides an analysis of all SARs outstanding by grant year and assumptions that were used as of December 31, 2017:

	SARs Grants by Year
	2017	2016	2015	2014	2012	2011
SARs outstanding	151,832	117,747	89,655	59,072	9,280	732
Weighted average exercise price	$39.88	$44.83	$50.27	$50.51	$29.31	$24.45
Weighted average expected volatility	39.9%	39.3%	34.5%	29.9%	25.9%	25.9%
Weighted average risk-free interest rate	2.1%	2.0%	1.9%	1.9%	1.8%	1.8%
Expected Dividend yield	3.8%	3.8%	3.8%	3.8%	3.8%	3.8%
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

The following is a summary of SARs activity under the 2005 Plan:

	Stock Appreciation Rights (SARs)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of SARs	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	139,111	$41.02
Granted	134,037	$50.27
Canceled/Forfeited	(29,817)
Exercised	(39,288)
Outstanding at December 31, 2015	204,043	$47.93
Granted	139,581	$44.83
Canceled/Forfeited	(27,288)
Exercised	(5,291)
Outstanding at December 31, 2016	311,045	$46.85
Granted	189,879	$39.88
Canceled/Forfeited	(68,203)
Exercised	(4,403)
Outstanding at December 31, 2017	428,318	$44.63	59 months	$7.55	$394
Exercisable at December 31, 2017	153,357	$47.71	46 months	$5.20	$127

As of December 31, 2017, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $1.1 million and were expected to be recognized over a weighted average period of 24 months.
Note 16 – Stock Repurchase Program
On July 28, 2015, the Company's board of directors authorized a stock repurchase program (the Stock Repurchase Program) pursuant to which the Company may, from time to time, repurchase up to $250.0 million of its common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. Under the Stock Repurchase program, zero, 760,653, and 1,507,766 shares were repurchased during 2017, 2016 and 2015, respectively, at a cost of zero, $28.6 million, and $57.4 million, respectively.
Note 17 – Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Short-term Investment Transactions	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance December 31, 2014	$—	$(275)	$(5,074)	$(5,349)
Currency translation	—	(1,955)	—	(1,955)
Minimum pension liability re-valuation, net of tax effect of $228	—	—	(414)	(414)
Amortization of net actuarial gain, net of tax effect of $293	—	—	463	463
Balance December 31, 2015	$—	$(2,230)	$(5,025)	$(7,255)
Currency translation	—	215	—	215
Minimum pension liability re-valuation, net of tax effect of $34	—	—	(184)	(184)
Amortization of net actuarial gain, net of tax effect of $300	—	—	478	478
Unrealized gain on Available for Sale Securities, net of tax effect of $224	415	—	—	415
Balance December 31, 2016	$415	$(2,015)	$(4,731)	$(6,331)
Currency translation	—	1,177	—	1,177
Minimum pension liability re-valuation, net of tax effect of $105	—	—	430	430
Amortization of net actuarial loss, net of tax effect of $263	—	—	429	429
Unrealized gain on Available for Sale Securities, net of tax effect of $552	1,025	—	—	1,025
Reversal of unrealized gains due to sale of available for sale securities, net of tax effect of $776	(1,440)	—	—	(1,440)
Balance December 31, 2017	$—	$(838)	$(3,872)	$(4,710)
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
For the years ended December 31, 2017, 2016 and 2015, ARI purchased $6.1 million, $6.8 million, and $18.1 million, respectively, of components from ACF.

Purchasing and engineering services agreement
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI's audit committee. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a non-exclusive, non-assignable license to certain of ARI's intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. Effective December 31, 2017, ARI and ACF amended this agreement to, among other provisions, extend the termination date to December 31, 2018 from December 31, 2017, subject to certain early termination events.
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
For the years ended December 31, 2017, 2016 and 2015, revenues of $0.3 million, $0.7 million, and $9.6 million respectively, were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the consolidated statements of operations.
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
Pursuant to the terms and conditions of the agreement, ARI has the right to assign any sales opportunity related to Repair Services to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Subject to certain early termination events, the Repair Services Agreement terminates on December 31, 2020. Effective December 31, 2017, ARI and ACF amended this agreement to, among other provisions, remove any specific rights to sales opportunities by ACF and any difference in net profits provided to ARI related to Repair Services for railcars owned by ARL, a former affiliate of ARI’s that was sold to an unaffiliated third party effective June 1, 2017. After giving effect to the Repair Services Amendment, ARI has the exclusive right to sales opportunities related to all Repair Services and ARI will receive 30% of the net profits (as defined in the Repair Services Agreement) for Repair Services related to all railcars, if any, but in any case, does not absorb any losses incurred by ACF.
For the years ended December 31, 2017, 2016 and 2015 revenues of $0.2 million, less than $0.1 million, and less than $0.1 million were recorded under this agreement.
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

Agreements with ARL
The Company has or had the following agreements with ARL, a company that was controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP, prior to ARL’s sale to Buyer. ARL is no longer considered a related party to the Company.
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
For the years ended December 31, 2017, 2016 and 2015, revenues of $10.1 million, $26.8 million, and $24.9 million were recorded under the Railcar Services Agreement, respectively. These revenues are included under railcar services revenues from affiliates on the consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company's audit committee.
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
On February 29, 2012, the Company entered into the ARI RMA. The agreement, as amended, was effective January 1, 2011, and continued until the ARL Closing Date. Effective as of the ARL Closing Date, ARI manages the ARI Railcars and markets them for sale or lease. In December 2012, LLI entered into a similar agreement with ARL (the LLI railcar management agreement). On October 16, 2014, LLII entered into a railcar management agreement with ARL (the LLII railcar management agreement).
In January 2015, in connection with the Company's refinancing of its lease fleet financings, the LLI and LLII railcar management agreements were terminated and LLIII entered into a similar railcar management agreement with ARL, the Longtrain RMA. Pursuant to the Longtrain RMA, ARL, as manager, has marketed Longtrain Railcars for lease, and has also arranged for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the Longtrain Railcars. In addition, a subsidiary of ARL serves as administrator of the accounts used to service the debt under the Longtrain Indenture. As previously disclosed, the RMTA, among other things, requires ARI to use commercially reasonable efforts to obtain the Noteholder Consent for ARI to replace ARL as manager of the Longtrain Railcars under the Longtrain Indenture and certain related documents. ARI has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent. The Noteholder Consent may not be obtained for a variety of reasons. If the Noteholder Consent is not obtained, ARL, under the Buyer's management, will remain the manager of the railcars owned by LLIII under the Longtrain Indenture.
As provided in the RMTA, following the ARL Closing, the Longtrain RMA will continue in effect, with ARL remaining as manager of the Longtrain Railcars under the Longtrain RMA and the Longtrain Indenture, unless and until ARI obtains the Noteholder Consent and becomes the manager of the Longtrain Railcars, or, alternatively, ARL is removed as the manager or the Longtrain RMA is terminated earlier, in each case pursuant to its terms. Further, as contemplated by the RMTA, effective as of the ARL Closing Date, ARI entered into the Subcontractor Agreement to provide services to ARL covering the day-to-day management of the Longtrain Railcars and the leases associated therewith. Under this arrangement, ARL and its subsidiary, as manager and administrator, respectively, remain in control of the accounts used to service the debt under the Longtrain Indenture. During the term of the Subcontractor Agreement, management fees and expenses paid to ARL in respect of management duties subcontracted to ARI will be paid by ARL to ARI. The Subcontractor Agreement will continue until the earlier of the date on which ARI becomes the manager of the Longtrain Railcars following receipt of the Noteholder Consent, or the date that is thirty (30) months after the ARL Closing Date, unless terminated earlier pursuant to its terms.
Subject to the terms and conditions of each railcar management agreement, ARL received, in respect of leased railcars, a management fee based on the lease revenues. Under the ARI RMA, in addition to the management fee, ARL received a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.

For the years ended December 31, 2017, 2016 and 2015, total lease origination and management fees incurred under the Railcar Management Agreements were $2.8 million, $6.8 million and $7.0 million, respectively. These fees are included in cost of revenues for railcar leasing on the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, total sales commissions incurred were $0.3 million, $1.0 million and $1.0 million, respectively. These costs are included in selling, general and administrative costs on the consolidated statements of operations.
Railcar Management Transition Agreement
As previously disclosed, on December 16, 2016, ARI entered into the RMTA with ARL in anticipation of the ARL Sale. The RMTA, among other things, addresses the transition, from ARL to ARI following the ARL Sale, of the management of the ARI Railcars and the Longtrain Railcars. AEPC, a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP, and an affiliate of Buyer, are also parties to the RMTA for the limited purposes previously disclosed. Immediately prior to the ARL Sale, ARL and its subsidiaries were controlled by Mr. Carl Icahn. Following the ARL Sale, ARL is controlled by Buyer. AEPC is controlled by Mr. Carl Icahn. In connection with the ARL Closing, the RMTA was amended by a Joinder and Amendment to the RMTA, principally to join ACF, a company controlled by Mr. Carl Icahn, as a party thereto, to address certain ACF books and records in the possession of ARL.
In addition to the provisions of the RMTA related to the railcar management agreements described above, the RMTA, among other things, requires ARL to transfer to ARI certain books and records and electronic data with respect to ARI's and LLIII's railcars and the Company’s and LLIII's leasing businesses and otherwise assist in the transfer of the management of the leasing businesses to ARI, provided that if the Noteholder Consent is not obtained, ARL, under the Buyer’s management, will remain the manager of the LLIII railcars under the Indenture. Pursuant to the terms and conditions of the RMTA, ARL provides ARI an irrevocable, fully paid, non-transferable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage its railcars and ARI’s and LLIII’s railcars. The RMTA also provides for the termination, as of the consummation of the ARL Sale, of the Trademark License Agreement, dated as of June 30, 2005, between ARI and ARL (the Trademark License), pursuant to which ARI granted to ARL a license to use ARI’s trademarks “American Railcar” and the “diamond shape” of its logo, and provides for the wind-down of ARL’s use of such trademarks.
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
Pursuant to the terms and conditions of the RMTA, AEPC has agreed to (i) undertake certain payment and performance obligations of ARL to ARI and (ii) pay or reimburse, as applicable, certain costs and expenses of ARI incurred in connection with the ARL Sale and the RMTA. In addition, pursuant to the terms and conditions of the RMTA, Buyer and an affiliate of Buyer have agreed to undertake certain payment and performance obligations of ARL to ARI following the closing of the ARL Sale. The amount receivable from AEPC pursuant to the RMTA, which was recorded within accounts receivable, due from related parties on the consolidated balance sheets was $0.4 million and $0.6 million as of December 31, 2017 and December 31, 2016, respectively.
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
This agreement was terminable by ARI or ARL upon five business days’ prior written notice with respect to any or all of the services. This agreement terminated on the ARL Closing Date. Total fees billed to ARL under the Consulting Services Agreement were less than $0.1 million for the year ended December 31, 2017 and were included within selling, general, and administrative expenses on the condensed consolidated statements of operations.
Agreements with other related parties
Railcar orders
The Company has from time to time manufactured and sold railcars to the IELP Entities under long-term agreements, as well as on a purchase order basis. Revenues from railcars sold to the IELP Entities were zero, zero and $259.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in manufacturing revenues from affiliates on the consolidated statements of operations. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of the Company's Audit Committee.
Railcar leases
Beginning in 2016, the Company has leased railcars to certain of the IELP Entities under an operating lease arrangement. Revenues from railcars leased to certain of the IELP Entities were $1.0 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively, and are included in railcar leasing revenues from affiliates on the consolidated statements of operations. Any related party railcar lease agreements have been and will be subject to the approval or review by the independent directors of the Company's Audit Committee.
Railcar services
In conjunction with the ARL Sale, each of AEPC RemainCo LLC (a wholly-owned subsidiary of AEPC) and AEP Rail RemainCo LLC (a wholly-owned subsidiary of AEP Rail Corp.) (each, a RemainCo and, collectively, the RemainCos) retained ownership of certain railcars that had previously been owned by ARL. Each RemainCo is controlled by Mr. Carl Icahn, ARI's principal beneficial stockholder, through IELP. For the year ended December 31, 2017, revenue of $1.4 million was recorded related to railcar services performed on these railcars. There were no revenues recorded for these services during 2015 or 2016.
Additionally, the Company has performed railcar services for railcars owned by certain of the IELP Entities. Revenues from railcar services provided to certain of the IELP Entities were $0.2 million, zero and zero for the years ended December 31, 2017, 2016 and 2015, respectively.
These revenues are included under railcar services revenues from affiliates on the consolidated statements of operations.
Consulting agreements
ARI entered into substantially identical consulting services agreements (each, a RemainCo Consulting Agreement and, collectively, the RemainCo Consulting Agreements) with each RemainCo. The RemainCos collectively own certain railcars that, pursuant to the terms and conditions of the purchase agreement governing the ARL Sale, may be sold to Buyer over a period of three years after the ARL Closing Date. Under the RemainCo Consulting Agreements, ARI has agreed to provide to each RemainCo, upon each RemainCo’s request, certain consulting services and facilitate communications among (i) each RemainCo, (ii) an unaffiliated, third party consultant engaged to assist each RemainCo to perform its duties regarding the inspection, testing and, if necessary, repair of railcars in accordance with the Revised Directive (the Directive Duties), (iii) ARL, as manager of each RemainCo’s railcars (other than in respect of the Directive Duties), and (iv) other parties (collectively referred to as Services). In exchange for the Services to be performed under the RemainCo Consulting Agreements, each RemainCo will pay to ARI a total weekly fee calculated based on employee hours worked multiplied by an agreed upon rate for the Services performed. In addition, each RemainCo will reimburse ARI for all reasonable and documented costs and expenses incurred in accordance with each RemainCo Consulting Agreement. Each RemainCo Consulting Agreement is terminable by ARI or the applicable RemainCo upon five business days’ prior written notice with respect to any or all of the Services. On July 31, 2017, ARI and each RemainCo amended and restated the RemainCo Consulting Agreements to provide ARI additional flexibility related to which employees may provide the Services. The Amended and Restated RemainCo Consulting Agreements were effective as of June 1, 2017. Consulting fees billed to the RemainCos were $0.1 million for the year ended December 31, 2017.
Other agreements

ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company's principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 and was renewed in September 2016, with an effective date in December 2015, to among other things, extend the term through May 2019, after which the agreement continues until terminated by either party, in accordance with the provisions of the agreement. For the years ended December 31, 2017, 2016 and 2015, MWR collected scrap material totaling $2.4 million, $2.2 million and $4.2 million, respectively. This agreement was approved by the independent directors of the Company's Audit Committee.
Insight Portfolio Group LLC (Insight Portfolio Group), is an entity formed and controlled by Mr. Carl Icahn in order to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. During each of the years ended December 31, 2017, 2016, and 2015, the Company incurred $0.2 million of fees as a member of Insight Portfolio Group. These charges are included in selling, general and administrative costs on the consolidated statements of operations.
In March 2014, the Company appointed Mr. Yevgeny Fundler as its senior vice president, general counsel, and secretary. In March 2014, Mr. Fundler also assumed the role of general counsel with ARL. In addition, since March 2010, he has consulted for Insight Portfolio Group as its general counsel. The independent directors of the Company's Audit Committee considered Mr. Fundler's provision of services to ARL and Insight Portfolio Group in connection with their review and approval of Mr. Fundler's employment by the Company. On February 19, 2016, ARI, ARL and Mr. Fundler agreed that, effective March 1, 2016, Mr. Fundler ceased to be an employee of ARL. In connection with this change, the Company entered into a consulting services agreement with ARL (the Consulting Services Agreement), pursuant to which ARI agreed to designate and cause one or more of its employees to be available to provide legal services to ARL. This agreement terminated in accordance with the RMTA upon consummation of the ARL Sale, as discussed further above.
Agreements with joint ventures
Loans to joint ventures
The Company's Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lenders party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $11.8 million and $17.7 million as of December 31, 2017 and 2016, respectively. See Note 9 for further information regarding the terms of the underlying loans.
Railcar component purchases from joint ventures
For the years ended December 31, 2017, 2016 and 2015, ARI purchased $17.8 million, $33.9 million, and $65.3 million, respectively, of railcar components from its Axis and Ohio Castings joint ventures. Included within these amounts are purchases from ARI's joint venture, Axis, with which ARI has an agreement entered into in July 2007, to purchase new railcar axles from the joint venture, under which there are no minimum volume purchase requirements.
Other agreements with joint ventures
Effective January 1, 2010, ARI entered into a services agreement to provide Axis various administrative services such as accounting, tax, human resources and purchasing assistance for an annual fee of $0.3 million, payable in equal monthly installments. This agreement had an initial term of one year and automatically renews for additional one-year periods unless written notice is received from either party.
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
Railcar leasing
Railcar leasing consists of railcars manufactured by the Company and leased to third parties under operating leases. Earnings from operations for railcar leasing include an allocation of selling, general and administrative costs and also reflect, for periods prior to June 1, 2017, origination fees paid to ARL associated with originating the lease to the Company’s leasing customers. The origination fee represented a percentage of the revenues from the lease over its initial term and was paid up front.
Railcar services
Railcar services consists of railcar repair services provided through the Company's various full service facilities or mini shops and mobile units. Earnings from operations for railcar services include an allocation of selling, general and administrative costs as well as certain operating costs related to this segment's use of a portion of the Company's tank railcar manufacturing facility to perform railcar services.
Segment financial results
The information in the following table is derived from the segments' internal financial reports used by the Company's management for purposes of assessing segment performance and for making decisions about allocation of resources.

	Revenues				Capital Expenditures	Depreciation & Amortization
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
For the Year Ended December 31, 2017
Manufacturing	$264,557	$186,138	$450,695	$21,034	$5,375	$16,104
Railcar leasing	135,130	—	135,130	74,985	163,785	35,080
Railcar services	77,156	5,653	82,809	9,462	1,276	3,470
Corporate	—	—	—	(18,648)	407	2,872
Eliminations	—	(191,791)	(191,791)	(6,121)	—	—
Total Consolidated	$476,843	$—	$476,843	$80,712	$170,843	$57,526

For the Year Ended December 31, 2016
Manufacturing	$429,774	$95,159	$524,933	$56,736	$14,808	$15,911
Railcar leasing	132,245	—	132,245	79,084	90,332	30,395
Railcar services	77,114	1,807	78,921	11,421	6,646	3,262
Corporate	—	—	—	(18,249)	1,539	2,648
Eliminations		(96,966)	(96,966)	1,117	—	—
Total Consolidated	$639,133	$—	$639,133	$130,109	$113,325	$52,216

For the Year Ended December 31, 2015
Manufacturing	$700,061	$319,399	$1,019,460	$240,891	$21,589	$15,024
Railcar leasing	116,714	—	116,714	70,344	211,646	26,163
Railcar services	72,561	1,936	74,497	13,898	8,865	2,818
Corporate		—	—	(18,779)	6,160	1,724
Eliminations	—	(321,335)	(321,335)	(79,648)	—	—
Total Consolidated	$889,336	$—	$889,336	$226,706	$248,260	$45,729

Total Assets

	December 31,
	2017	2016
	(in thousands)
Manufacturing	$212,508	$256,622
Railcar leasing	1,375,315	1,254,824
Railcar services	59,814	57,061
Corporate/Eliminations	(174,211)	(112,257)
Total Consolidated	$1,473,426	$1,456,250
Geographic Concentrations
The Company's operations are primarily located in the United States. The Company's foreign sales revenues were, in the aggregate, 5.5%, 4.4% and 4.9% of total consolidated revenues for 2017, 2016 and 2015, respectively. Total foreign assets were, in the aggregate, 1.3% and 1.2% of total consolidated assets as of December 31, 2017 and 2016, respectively.
Sales to Related Parties
As discussed in Note 18, ARI has numerous arrangements with related parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenues.

	December 31,
	2017	2016	2015
Manufacturing	0.1%	0.1%	30.3%
Railcar Leasing	0.2%	—%	—%
Railcar Services	2.5%	4.2%	2.8%
Sales and Credit Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the years ended December 31, 2017, 2016 and 2015.

	December 31,
	2017	2016	2015
Chevron Phillips Chemical	*	17.9%	*
Equistar Chemicals, LP	*	12.1%	*
The Dow Chemical Company	14.8%	*	*
IELP Entities	*	*	29.2%
* - Manufacturing revenues from these customers were less than 10% of total consolidated revenues during the respective periods presented above.
Manufacturing accounts receivable from customers that accounted for more than 10% of consolidated receivables (including accounts receivable, net and accounts receivable, due from related parties) are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the consolidated receivables balance as of December 31, 2017 and 2016.

	December 31,
	2017	2016
Manufacturing receivables from significant customers	30.6%	53.4%

Note 20 – Supplemental Cash Flow Information
ARI received interest income of $1.6 million, $1.8 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
ARI paid interest expense, net of capitalized interest, of $21.4 million, $22.4 million and $20.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
ARI paid $7.2 million of taxes, net of refunds during the year ended December 31, 2017, paid $2.8 million of taxes, net of refunds, during the year ended December 31, 2016, and received net tax refunds of $15.9 million during the year ended December 31, 2015.
ARI paid $0.1 million, $0.1 million and $1.0 million to employees related to SARs exercises during the years ended December 31, 2017, 2016 and 2015, respectively.
ARI had $0.6 million, $1.0 million and $2.4 million of capital expenditures in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2017, 2016 and 2015, respectively.
Note 21 – Selected Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2017
Revenues	$114,681	$109,020	$120,746	$132,396
Gross profit	30,704	31,169	28,708	26,908
Net earnings	10,568	10,899	8,858	111,852
Net earnings per common share-basic and diluted	$0.55	$0.57	$0.46	$5.86

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2016
Revenues	$176,180	$150,484	$144,962	$167,507
Gross profit	48,487	43,271	22,610	47,812
Net earnings	22,792	19,896	7,689	22,286
Net earnings per common share-basic and diluted	$1.16	$1.02	$0.40	$1.16
Note 22 – Subsequent Events
On February 21, 2018, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to stockholders of record as of March 16, 2018 that will be paid on March 23, 2018.
The Company has evaluated subsequent events through February 23, 2018.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by Grant Thornton, LLP, the independent registered public accounting firm, who also audited our consolidated financial statements. Grant Thornton's attestation report on our internal control over financial reporting is included herein.
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
The additional information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (2018 Proxy Statement) to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11: Executive Compensation
Information required by this item is incorporated by reference to our 2018 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to our 2018 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to our 2018 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
Item 14: Principal Accounting Fees and Services
Information required by this item is incorporated by reference to our 2018 Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year.
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

10.13
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

10.15
Fifth Amendment to the Axis Credit Agreement dated as of March 31, 2011. (incorporated by reference to Exhibit 10.64 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011).

10.16
Railcar Services Agreement dated as of April 15, 2011 between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.65 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 3, 2011). †

10.17	Form of 2011 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.67 to ARI's Current Report on Form 8-K, filed with the SEC on May 13, 2011). #

10.18
Railcar Management Agreement dated as of February 29, 2012 between American Railcar Industries, Inc. and American Railcar Leasing LLC, together with the related Letter Agreement (incorporated by reference to Exhibit 10.39 to ARI's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 2, 2012). †

10.19
Sixth Amendment to the Axis Credit Agreement dated as of March 30, 2012 (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012). #

10.20
Form of 2012 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012). #

10.21
Seventh Amendment to the Axis Credit Agreement dated as of December 18, 2012 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC (incorporated by reference to Exhibit 10.44 to ARI's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013).

10.22
Purchasing and Engineering Services Agreement and License dated as of January 7, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC (incorporated by reference to Exhibit 10.48 to ARI's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013). †

10.23
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

10.24
Amendment No. 1 to the Longtrain Railcar Management Agreement dated as of January 15, 2014 by and between Longtrain Leasing I, LLC and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.2 to ARI's Current Report on Form 8-K, filed with the SEC on January 15, 2014).

10.25
Credit Agreement dated as of October 16, 2014 by and among Longtrain Leasing II, LLC, American Railcar Industries, Inc., Credit Suisse AG, New York Branch, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on October 22, 2014).

10.26
Railcar Management Agreement dated as of October 16, 2014 by and between Longtrain Leasing II, LLC and American Railcar Leasing LLC. (incorporated by reference to Exhibit 10.38 to ARI's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015). †

10.27
First Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 7, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of August 22, 2014 (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 31, 2014). †

10.28
Eighth Amendment to the Axis Credit Agreement dated as of December 31, 2013 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC (incorporated by reference to Exhibit 10.40 to ARI's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015).

10.29
Ninth Amendment to the Axis Credit Agreement dated as of December 22, 2014 by and among ARI Component Venture LLC, Amsted Rail Company, Inc., and Axis Operating Company LLC (incorporated by reference to Exhibit 10.41 to ARI's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015).

10.30
Railcar Management Agreement dated as of January 29, 2015 by and between Longtrain Leasing III, LLC and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).†

10.31
Form of 2014 Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 5, 2014). #

10.32
Offer Letter between American Railcar Industries, Inc. and Yevgeny Fundler, dated as of February 26, 2014 (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 5, 2014). #

10.33
Employment Agreement between American Railcar Industries, Inc. and Jeffrey S. Hollister, dated as of September 24, 2014 (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on September 24, 2014). #

10.34
First Amendment to the Railcar Management Agreement, dated as of December 31, 2015, between American Railcar Leasing LLC and American Railcar Industries, Inc. together with the related First Amendment to Letter Agreement(incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on December 15, 2015).†

10.35
Credit Agreement, Chattel Mortgage and Security Agreement, dated as of December 10, 2015, among American Railcar Industries, Inc. as debtor, the lenders that are signatories thereto, as the lenders, and Crédit Agricole Corporate and Investment Bank, as sole lead arranger and administrative agent (incorporated by reference to Exhibit 10.2 to ARI's Current Report on Form 8-K, filed with the SEC on December 15, 2015).

10.36
Second Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of November 5, 2015 (incorporated by reference to Exhibit 10.44 to ARI's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2016).

10.37	Amended and Restated American Railcar, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on June 11, 2015). #

10.38	American Railcar Industries, Inc. 2015 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on June 5, 2015). #

10.39
Repair Services and Support Agreement dated as of April 24, 2015 by and between American Railcar Industries, Inc. and ACF Industries, LLC (incorporated by reference to Exhibit 10.2 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).†

10.40
Parts Purchasing and Sale Agreement dated as of April 24, 2015 by and between American Railcar Industries, Inc. and ACF Industries, LLC (incorporated by reference to Exhibit 10.3 to ARI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).†

10.41
Consulting Services Agreement dated as of March 1, 2016 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.49 to ARI's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 23, 2016). #

10.42	American Railcar Industries, Inc. 2016 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI's Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2016). #

10.43
Railcar Management Transition Agreement dated as of December 16, 2016 by and among American Railcar Industries, Inc., American Railcar Leasing LLC, American Entertainment Properties Corp., SMRSH LLC and SMBC Rail Services LLC (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on December 19, 2016).

10.44
Third Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of December 20, 2016 (incorporated by reference to Exhibit 10.50 on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 24, 2017).

10.45
Consulting Services Agreement dated as of February 15, 2017 by and between American Railcar Industries, Inc. and American Railcar Leasing LLC (incorporated by reference to Exhibit 10.1 to ARI's Current Report on Form 8-K, filed with the SEC on February 21, 2017).

10.46
American Railcar Industries, Inc. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 2, 2017). #

10.47
Offer Letter between American Railcar Industries, Inc. and John O'Bryan, dated as of April 26, 2017 (incorporated by reference to Exhibit 10.3 to ARI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 2, 2017). #

10.48
Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEPC RemainCo LLC, dated June 1, 2017 (incorporated by reference to Exhibit 10.1 to ARI’s Current Report on Form 8-k, filed with the SEC on June 7, 2017).

10.49
Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEP Rail RemainCo LLC, dated June 1, 2017 (incorporated by reference to Exhibit 10.2 to ARI’s Current Report on Form 8-k, filed with the SEC on June 7, 2017).

10.50
Subcontractor Agreement, by and among American Railcar Industries, Inc., American Railcar Leasing LLC and solely for the purposes of Section 5 thereof, American Entertainment Properties Corp., dated June 1, 2017 (incorporated by reference to Exhibit 10.3 to ARI’s Current Report on Form 8-k, filed with the SEC on June 7, 2017).

10.51
Amended and Restated Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEPC RemainCo LLC, effective as of June 1, 2017 (incorporated by reference to Exhibit 10.4 to ARI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 2, 2017).

10.52
Amended and Restated Consulting Services Agreement, by and between American Railcar Industries, Inc. and AEP Rail RemainCo LLC, effective as of June 1, 2017 (incorporated by reference to Exhibit 10.5 to ARI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 2, 2017).

10.53	First Amendment to the Repair Services and Support Agreement dated as of April 24, 2015 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of December 31, 2017. *

10.54
Fourth Amendment to the Purchasing and Engineering Services Agreement and License dated as of January 11, 2013 by and between American Railcar Industries, Inc. and ACF Industries, LLC, dated as of December 31, 2017. *

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

American Railcar Industries, Inc.
Date: February 23, 2018	By:	/s/ John O'Bryan
	Name:	John O'Bryan
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John O'Bryan	President and Chief Executive Officer (principal executive officer)	February 23, 2018
John O'Bryan

/s/ Luke M. Williams	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 23, 2018
Luke M. Williams

/s/ SungHwan Cho	Director	February 23, 2018
SungHwan Cho

/s/ Harold First	Director	February 23, 2018
Harold First

/s/ James C. Pontious	Director	February 23, 2018
James C. Pontious

/s/ J. Mike Laisure	Director	February 23, 2018
J. Mike Laisure

/s/ Michael Nevin	Director	February 23, 2018
Michael Nevin

/s/ Jonathan Frates	Director	February 23, 2018
Jonathan Frates

/s/ Patricia Agnello	Director	February 23, 2018
Patricia Agnello