Form 10-Q
period 2018-03-31
American Railcar Industries, Inc.
filed 2018-05-01
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on April 27, 2018 was 19,083,878 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,089	$100,244
Restricted cash	16,496	16,640
Accounts receivable, net	32,816	43,804
Accounts receivable, due from related parties	1,199	778
Income taxes receivable	19,171	19,115
Inventories, net	73,216	54,147
Prepaid expenses and other current assets	6,881	6,464
Total current assets	249,868	241,192
Property, plant and equipment, net	157,455	162,535
Railcars on lease, net	1,044,538	1,036,414
Income tax receivable	14	14
Goodwill	7,169	7,169
Investments in and loans to joint ventures	22,417	22,571
Other assets	3,199	3,531
Total assets	$1,484,660	$1,473,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,804	$21,275
Accounts payable, due to related parties	6	41
Accrued expenses, including loss contingency of $6,481 and $6,548 at March 31, 2018 and December 31, 2017, respectively	13,904	12,787
Accrued compensation	10,088	12,874
Short-term debt, including current portion of long-term debt	25,493	25,590
Total current liabilities	80,295	72,567
Long-term debt, net of unamortized debt issuance costs of $4,593 and $4,647 at March 31, 2018 and December 31, 2017, respectively	513,805	520,024
Deferred tax liability	199,102	194,084
Pension and post-retirement liabilities	7,858	8,099
Other liabilities, including loss contingency of $2,293 and $2,283 at March 31, 2018 and December 31, 2017, respectively	14,506	15,118
Total liabilities	815,566	809,892
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,083,878 shares outstanding as of both March 31, 2018 and December 31, 2017	213	213
Additional paid-in capital	239,609	239,609
Retained Earnings	520,478	514,453
Accumulated other comprehensive loss	(5,175)	(4,710)
Treasury Stock	(86,031)	(86,031)
Total stockholders’ equity	669,094	663,534
Total liabilities and stockholders’ equity	$1,484,660	$1,473,426
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Manufacturing	$64,141	$60,726
Railcar leasing (including revenues from affiliates of $412 and $224 for the three months ended March 31, 2018 and 2017, respectively)	34,121	33,835
Railcar services (including revenues from affiliates of $2 and $6,147 for the three months ended March 31, 2018 and 2017, respectively)	17,976	20,120
Total revenues	116,238	114,681
Cost of revenues:
Manufacturing	(58,183)	(54,559)
Other operating (loss) income	(13)	31
Railcar leasing	(12,993)	(12,059)
Railcar services	(15,576)	(17,390)
Total cost of revenues	(86,765)	(83,977)
Gross profit	29,473	30,704
Selling, general and administrative	(8,613)	(8,802)
Net gains on disposition of leased railcars	181	13
Earnings from operations	21,041	21,915
Interest income (including income from related parties of $220 and $336 for the three months ended March 31, 2018 and 2017, respectively)	419	373
Interest expense	(5,340)	(5,531)
Other income	—	54
Earnings from joint ventures	1,343	550
Earnings before income taxes	17,463	17,361
Income tax expense	(4,472)	(6,793)
Net earnings	$12,991	$10,568
Net earnings per common share—basic and diluted	$0.68	$0.55
Weighted average common shares outstanding—basic and diluted	19,084	19,084
Cash dividends declared per common share	$0.40	$0.40
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net earnings	$12,991	$10,568
Currency translation	(492)	129
Pension plans (1)	27	108
Short-term investments (2)	—	(936)
Comprehensive income	$12,526	$9,869

(1)	Net of tax effect of less than $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

(2)	Net of tax effect of zero and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net earnings	$12,991	$10,568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,931	13,873
Amortization of deferred costs	125	125
Gain on disposal of property, plant, equipment and leased railcars	(181)	(13)
Earnings from joint ventures	(1,343)	(550)
Provision for deferred income taxes	4,790	12,780
Changes in operating assets and liabilities:
Accounts receivable, net	14,670	14,310
Accounts receivable, due from related parties	(435)	(1,680)
Income taxes receivable	(60)	(52)
Inventories, net	(21,918)	(3,770)
Prepaid expenses and other current assets	(413)	52
Accounts payable	9,542	897
Accounts payable, due to related parties	(35)	311
Accrued expenses and taxes	(1,665)	(5,482)
Other	(561)	1,050
Net cash provided by operating activities	30,438	42,419
Investing activities:
Purchases of property, plant and equipment	(802)	(1,550)
Grant Proceeds	—	100
Capital expenditures - leased railcars	(18,068)	(55,909)
Proceeds from the disposal of property, plant, equipment and leased railcars	743	73
Proceeds from repayments of loans by joint ventures	1,477	1,477
Net cash used in investing activities	(16,650)	(55,809)
Financing activities:
Repayments of debt	(6,371)	(6,310)
Payment of common stock dividends	(7,633)	(7,633)
Net cash used in financing activities	(14,004)	(13,943)
Effect of exchange rate changes on cash	(83)	4
Net decrease in cash, cash equivalents, and restricted cash	(299)	(27,329)
Cash, cash equivalents, and restricted cash at beginning of period	116,884	195,285
Cash, cash equivalents, and restricted cash at end of period	$116,585	$167,956

Balance Sheet Reconciliation:
Cash and cash equivalents	$100,089	$151,246
Restricted cash, refer to Note 9 for discussion of the nature of this balance	16,496	16,710
Total cash, cash equivalents and restricted cash as presented above	$116,585	$167,956

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Description of the Business
The condensed consolidated financial statements included herein have been prepared by American Railcar Industries, Inc. (a North Dakota corporation) and its subsidiaries (collectively the Company or ARI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated balance sheet as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods reported. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.
The condensed consolidated financial statements of the Company include the accounts of ARI and its material direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), Longtrain Leasing I, LLC (LLI), Longtrain Leasing II, LLC (LLII), Longtrain Leasing III, LLC (LLIII), ARI Leasing, LLC, ARI Railcar Services LLC and Southwest Steel Casting Company, LLC. All intercompany transactions and balances have been eliminated.
Note 2 — Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC Topic 220, Income Statement - Reporting Comprehensive Income.  This ASU allows for stranded tax effects in accumulated other comprehensive income resulting from the 2017 Tax Cuts and Jobs Act to be reclassified as retained earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) – Scope of Modification Accounting. The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance during the first quarter of 2018, and there was no impact to our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows. This ASU requires that the statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the first quarter of 2018 and applied its provisions retrospectively. As a result of this adoption, we no longer show the changes in restricted cash balances as a component of cash flows from financing activities but instead include the balances of restricted cash together with cash and cash equivalents for the beginning and end of the periods presented. The adoption of ASU 2016-18 did not have a material impact on the Company's balance sheet, statement of operations, or statement of comprehensive income, but did result in revisions to the Company's statement of cash flows as well as other revised disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows. This ASU seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company's adoption of this guidance during the first quarter of 2018 caused no impact on our consolidated statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces or supersedes ASC Topic 840, Leases, and is intended to increase the transparency and comparability of accounting for lease transactions. This ASU requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model. Targeted improvements were made to lessor accounting to align, where necessary, with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The FASB has proposed a change that would allow a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. We believe the most significant impact will relate to the recognition of right-of-use assets and lease liabilities on our condensed consolidated balance sheets for long-term operating leases.The Company's assessment and implementation plan is anticipated to be ongoing during the remainder of 2018 and will include evaluating the impact of this standard on the consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to ASC 606, which include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. The Company adopted this new guidance on January 1, 2018 using the modified retrospective application method. As part of the Company's implementation plan for this new standard, the Company assessed the impact of these new standards on its business processes, business and accounting systems, and consolidated financial statements and related disclosures by evaluating the terms and conditions of samples of both standard and non-standard contracts across the Company's in-scope business segments in light of the new standards. The Company identified only slight modifications to accounting for repair work in progress, resulting in immaterial changes to business processes and systems.  Specifically, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings of $0.7 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
The following table summarizes the cumulative effect of the changes to our condensed consolidated balance sheet as of January 1, 2018 from the adoption of ASC 606 (in thousands):

	December 31, 2017	Adjustments due to ASC 606	January 1, 2018
Assets
Accounts receivable, net	$43,804	$3,717	$47,521
Inventories	54,147	(2,821)	$51,326

Liabilities
Deferred tax liability, net	194,084	(226)	193,858

Equity
Retained Earnings	514,453	669	515,122
Accumulated other comprehensive loss	(4,710)	(3)	(4,713)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of operations and condensed consolidated balance sheet as of and for the three months ended March 31, 2018 was as follows (in thousands):

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
	As of March 31, 2018
Balance Sheet
Assets
Accounts receivable, net	$32,816	$27,819	$4,997
Inventories	73,216	77,826	(4,610)

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
	For the three months ended March 31, 2018
Statement of Operations
Revenues
Railcar Services	$17,976	$16,679	$1,297
Total revenues	116,238	114,941	1,297

Cost of Revenues
Railcar services	(15,576)	(14,164)	(1,412)
Total cost of revenues	(86,765)	(85,353)	(1,412)

Gross profit	29,473	29,588	(115)
Earnings from operations	21,041	21,156	(115)
Earnings before income taxes	17,463	17,578	(115)
Income tax expense	(4,472)	(4,501)	29
Net earnings	12,991	13,077	(86)
Note 3 — Revenue Recognition
From time to time, ARI enters into contracts with customers for the production of railcars and for the production of railcar and industrial components. ARI’s railcar manufacturing contracts are generally structured as an order for any number of railcars that are generally identical in terms of design, technology and function. Each railcar in an order is priced individually but similar railcars are generally sold at the same price. Certain contracts may be structured to cover the production of multiple types of railcars or railcar and industrial components, and the transaction price for such contracts is allocated to products based upon their standalone selling price. ARI assesses these contracts individually to, among other things, identify individual performance obligations. Generally, the only distinct performance obligations identified are the individual products explicitly stated in the contract. As performance obligations related to manufacturing contracts are satisfied at a point in time, and railcars manufactured by ARI have an alternative use for the Company, manufacturing revenue is recognized at the point in time at which shipment occurs. A related receivable is recognized as the explicitly stated products are transferred to the customer and the customer obtains control, which is typically at the time of shipment, and represents ARI’s unconditional right to consideration.
ARI also enters into contracts with customers for railcar services. Revenues generated from the Railcar Services segment are invoiced to the customer when all agreed-upon services have been provided and the railcar on which the services were performed is shipped from the repair facility or the work has been performed by the Company’s repair mobile unit. However, as the customer controls the railcar while ARI’s repair services are performed under the contract, ARI satisfies its performance obligations as services are rendered, and revenues are recognized over time. As a result, at any given time, a contract asset exists related to railcar services that have been performed but not yet billed. The Company utilizes the input method and performs a calculation at the end of each accounting period whereby it analyzes all work-in-process for the Railcar Services segment, representing the cost of services performed on railcars that have not yet been shipped. The Company then estimates a corresponding amount of revenue based on an average profit margin for the Railcar Services segment. Therefore, the revenue recorded at each period-end reflects the estimated revenue recognition for Railcar Services over time. This method was selected because the costs incurred are proportionate to ARI’s progress in satisfying the performance obligation, and therefore it faithfully depicts ARI’s performance on the contract.
Revenue from contracts with customers is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, use, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
As discussed further in Note 8, ARI’s standard warranty is up to one year for parts and services and five years for new railcars. These warranties provide customers with quality assurance that the delivered product is as specified in the contract. In accordance with ASC 606, ARI accounts for all warranty obligations as a cost accrual.
Payment terms for ARI’s products and services do not typically exceed normal payment terms used by the industry, and ARI does not have significant financing components or material collectability concerns in relation to its current contracts. Bill-and-hold arrangements are infrequent, and no bill-and-hold arrangements were in place during the three months ended March 31, 2018.
New railcar manufacturing contracts generally include a base price per railcar as well as a provision that allows the Company to pass on to the customer material cost escalations and surcharges incurred to produce the railcar, should they occur. The escalations and surcharges included as part of the contract with the customer are considered to be variable consideration that is constrained and allocable to a specific performance obligation. While the amounts of the escalations and surcharges are not known at the time at which the contract begins, these costs are known by the time the railcar is shipped, which is the point at which it is invoiced and revenue is recorded. Therefore, while escalations and surcharges are variable in nature, the amounts that are included in the customer invoice and recorded as revenue generally are not subject to change after revenue has been recognized on the transaction.

Revenue Disaggregation
The following table further illustrates the nature of the Company’s revenues arising from contracts with customers. The Railcar Leasing segment has been included in the tables below to reconcile to ARI’s total consolidated revenues; however, revenues generated by the Railcar Leasing segment are recognized in accordance with lease accounting guidance rather than ASC 606.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues from Contracts with Customers (Manufacturing and Railcar Services)	$82,117	$80,846
Railcar Leasing Segment Revenues	34,121	33,835
Total Revenue	$116,238	$114,681

The following table presents our revenue disaggregated by type of product or service:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Railcar Manufacturing	$55,430	$52,771
Railcar and Industrial Components Manufacturing	8,711	7,955
Total Manufacturing (1)	64,141	60,726

Railcar Leasing (2)	34,121	33,835
Railcar Services (3)	17,976	20,120
Total Revenue	$116,238	$114,681

(1)—	Revenue recognized at a point in time
(2)—	Revenue recognition not in scope of ASC 606
(3)—	Revenue recognized over time
Contract Balances
In considering the distinction between a contract asset and a receivable, as defined in ASC 606, ARI reviewed its practices as follows. ARI bills its customers once services have been rendered or products have been delivered and the Company has an unconditional right to consideration as only the passage of time is required before payment of that consideration is due. The contract assets that ARI maintains are related to unbilled revenues recognized on repair services that have been performed but the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within 'accounts receivable' on the condensed consolidated balance sheets. The contract liabilities that ARI maintains represent deferred revenue related to its manufacturing and repair services segments. The short-term contract liabilities are included within 'accrued expenses' and the long-term contract liabilities are included within 'other liabilities' on the condensed consolidated balance sheets.
The allowance for doubtful accounts reflects ARI’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on the history of past write-offs and collections and current credit conditions of its customers. Refer to Note 4 for the balance of the allowance for doubtful accounts for each period presented.
The opening and closing balances of the Company's contract balances are presented below (in thousands):

	2018
	January 1	March 31	$ Change
Contract Assets	$3,717	$4,997	$1,280
Contract Liabilities	1,600	1,600	—
The increase in contract assets from January 1, 2018 to March 31, 2018 was due to ramp up of activity at certain repair shops within the Company’s repair network leading to certain work that ARI expects will be completed and billed to customers in the coming months. There was no change in contract liabilities during the three months ended March 31, 2018, as no revenue was recognized in the current reporting period that was in the contract liability balance at the end of the prior period. Additionally, impairments related to contract assets, including bad debt expense, were less than $0.1 million during the three months ended March 31, 2018.
Contract Costs
ARI has deemed its costs to obtain a contract as described in ASC Topic 340, Other Assets and Deferred Costs (ASC 340) to be immaterial. Further, in accordance with Topic 340, an entity may elect a practical expedient that allows the entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. ARI has determined that its costs to obtain a contract would be amortized over one year or less, and therefore, has elected this practical expedient, and the Company does not recognize assets from the costs to obtain a contract with a customer.
ARI incurs costs in the fulfillment of its contracts such as engineering hours and other salaries and wages. These costs incurred in fulfilling a contract with a customer are within the scope of ASC 330, Inventory. Therefore, in accordance with ASC 340, ARI accounts for these production costs, or costs to fulfill a contract, in accordance with ASC 330, Inventory.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm contractual commitments from customers for which work is partially completed.  As of March 31, 2018, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $279.3 million. Of this total, we expect to recognize $158.8 million into revenue during 2018 and $120.5 million thereafter. No revenue was recognized in the current reporting period from performance obligations satisfied, or partially satisfied, in previous periods due to the adoption of ASC 606 during the current period.
Note 4 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accounts receivable, gross	$34,045	$45,041
Less allowance for doubtful accounts	(1,229)	(1,237)
Total accounts receivable, net	$32,816	$43,804

Note 5 — Inventories, net
Inventories consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Raw materials	$46,496	$33,498
Work-in-process	25,147	22,040
Finished products	4,573	1,813
Total inventories	76,216	57,351
Less reserves	(3,000)	(3,204)
Total inventories, net	$73,216	$54,147
Note 6 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	March 31, 2018	December 31, 2017
	(in thousands)
Operations / Corporate:
Buildings	$186,530	$186,664
Machinery and equipment	233,406	233,025
Land	5,285	5,285
Construction in process	1,810	1,818
	427,031	426,792
Less accumulated depreciation	(269,576)	(264,257)
Property, plant and equipment, net	$157,455	$162,535
Railcar Leasing:
Railcars on lease	$1,177,338	$1,159,868
Less accumulated depreciation	(132,800)	(123,454)
Railcars on lease, net	$1,044,538	$1,036,414
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
As of March 31, 2018, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 9 months of 2018	$99,074
2019	113,293
2020	75,875
2021	57,371
2022	37,709
2023 and thereafter	81,683
Total	465,005
The future contractual minimum rental revenues shown above include total rental revenues from affiliates of $7.4 million. See Note 15, Related Party Transactions for further discussion regarding lease agreements with IELP Entities.
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Total depreciation expense	$14,931	$13,873
Depreciation expense on leased railcars	$9,395	$8,237
Note 7 — Investments in and Loans to Joint Ventures
As of March 31, 2018, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	March 31, 2018	December 31, 2017
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$5,952	$6,202
Axis	16,465	16,369
Total investments in and loans to joint ventures	$22,417	$22,571
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

Based on expected decline in industry demand, Ohio Castings was idled in January 2017 and continues to remain idle. The Company expects that Ohio Castings will remain idle through most, if not all, of 2018, subject to re-evaluation based on changes in future demand expectations. Ohio Castings performed an analysis of long-lived assets as of December 31, 2017, in accordance with ASC 360, Property, Plant and Equipment. Based on this analysis, Ohio Castings concluded that there was no impairment of its long-lived assets. In turn, ARI evaluated its investment in Ohio Castings and determined there was no impairment. As of March 31, 2018, there were no changes in the assumptions used in this analysis or the conclusions reached. The Company and Ohio Castings will continue to monitor for impairment as necessary.
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Results of operations
Revenues	$—	$4,449
Gross (loss) profit	$(487)	$(1,980)
Net loss	$(749)	$(2,434)

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
Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During the first three months of 2018 and the full year of 2017, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, including interest, due to ARI Component, was $10.3 million and $11.8 million as of March 31, 2018 and December 31, 2017, respectively. The Company has evaluated this loan to be fully recoverable.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Results of operations
Revenues	$14,589	$14,366
Gross profit	$4,116	$4,206
Net earnings	$3,470	$3,331

Note 8 — Warranties
The Company's standard warranty is up to one year for parts and services and five years for new railcars. Factors affecting the Company's warranty liability include the number of units sold, historical and anticipated warranty claim rates and costs per claim. Fluctuations in the Company's warranty provision and experience of warranty claims are the result of variations in these factors. The Company assesses the adequacy of its warranty liability based on changes in these factors.
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and other liabilities and is detailed as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Liability, beginning of period	$8,838	$2,439
Provision for warranties issued during the period, net of adjustments	67	29
Adjustments to warranties issued during previous periods	(369)	532
Warranty claims	(137)	(170)
Liability, end of period	$8,399	$2,830
Note 9 — Debt
Subsidiary Lease Fleet Financings
From time to time, the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings to, among other things, support and grow its railcar leasing business. Currently, only the LLIII lease fleet financing remains outstanding. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of railcars, railcar leases, receivables and related assets to be transferred to the respective subsidiary without any adverse selection, to cause the manager of the railcars and their related leases, to maintain, lease, and re-lease the respective subsidiary's equipment no less favorably than similar portfolios serviced by the manager, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. American Railcar Leasing LLC (ARL) historically has acted as the manager under these lease fleet financings. Between June 1, 2017 and April 17, 2018, ARI subcontracted with ARL to provide services to ARL covering the day-to-day management of the LLIII railcars and the leases associated therewith. As of April 17, 2018, ARI became the manager under the LLIII lease fleet financing. See below, Note 15, Related Party Transactions and Note 17, Subsequent Events, for further discussion regarding these agreements with ARL and the impact on the Company of the sale of ARL (the ARL Sale) to an unaffiliated third party (Buyer).
January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an indenture (the Longtrain Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance previous lease fleet financing facilities, resulting in net proceeds of $211.6 million. As of March 31, 2018, there were $168.6 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, compared to $174.9 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, as of December 31, 2017. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Longtrain Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Longtrain Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Longtrain Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. The liquidity reserve amount was $16.5 million and $16.6 million as of March 31, 2018 and December 31, 2017, respectively, and is included within 'Restricted cash' on the condensed consolidated balance sheets.

LLIII can now prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date. LLIII can now prepay or redeem the Class A-2 Notes, in whole or in part, on any payment date, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the payment date occurring in January 2022.
The Indenture contains covenants which limit, among other things, LLIII’s ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. LLIII was in compliance with these covenants as of March 31, 2018.
The fair value of the Notes was $550.1 million and $556.6 million as of March 31, 2018 and December 31, 2017, respectively, and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.
ARI Lease Fleet Financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million (the amounts extended under this facility, the Revolving Loan) under a credit agreement, as amended (the 2015 Credit Agreement). See the 'Liquidity and Capital Resources' section for further discussion regarding the incremental borrowing provision under the 2015 Credit Agreement. As of March 31, 2018, the Company had borrowing availability of $200.0 million under this facility. See Note 17, Subsequent Events, for a description of the amendment to the 2015 Credit Agreement that ARI entered into on April 17, 2018.
The Revolving Loan accrues interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%. Interest is payable on the last day of each 1, 2, or 3-month interest period, the day of any mandatory prepayment, and the maturity date.
The Revolving Loan and the other obligations under the 2015 Credit Agreement are fully recourse to ARI and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account.
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of March 31, 2018.
As of March 31, 2018 and December 31, 2017, the net book value of the railcars that were pledged as part of the Company's and its subsidiaries' lease fleet financings was $519.0 million and $524.1 million, respectively.
The future contractual minimum rental revenues related to the railcars pledged as of March 31, 2018 are as follows (in thousands):

Remaining 9 months of 2018	$47,886
2019	49,555
2020	29,010
2021	18,506
2022	9,960
2023 and thereafter	10,052
Total	$164,969

The remaining principal payments under the Notes as of March 31, 2018 are as follows (in thousands):

Remaining 9 months of 2018	$19,219
2019	25,507
2020	26,354
2021	26,358
2022	25,852
2023 and thereafter	420,764
Total	$544,054
ARL Sale and Railcar Management Transition Agreement
As previously disclosed, on December 16, 2016, ARI entered into a railcar management transition agreement (the RMTA) with ARL in anticipation of the ARL Sale. The RMTA, among other things, addresses the transition, from ARL to ARI following the ARL Sale, of the management of railcars owned by ARI (the ARI Railcars) and railcars owned by LLIII (the Longtrain Railcars). American Entertainment Properties Corporation (AEPC), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and an affiliate of Buyer are also parties to the RMTA for the limited purposes previously disclosed. Immediately prior to the ARL Sale, ARL and its subsidiaries were controlled by Mr. Carl Icahn. Following the ARL Sale, ARL is controlled by Buyer. The ARL Sale was consummated (the ARL Closing) on June 1, 2017 (the ARL Closing Date). In connection with the ARL Closing, the RMTA was amended by a Joinder and Amendment to the RMTA, principally to join ACF Industries, LLC (ACF), a company controlled by Mr. Carl Icahn, as a party thereto, to address certain ACF books and records in the possession of ARL. The Railcar Management Agreement, dated February 29, 2012 (as amended), between ARI and ARL (the ARI RMA), pursuant to which ARL managed the ARI Railcars and marketed them for sale or lease was terminated pursuant to the terms of the RMTA as of the ARL Closing Date. Effective as of the ARL Closing Date, ARI manages the ARI Railcars and markets them for sale or lease.
Pursuant to a Railcar Management Agreement, dated January 29, 2015, between LLIII and ARL (the Longtrain RMA), ARL, as manager, has marketed Longtrain Railcars for lease, and has also arranged for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the Longtrain Railcars. In addition, a subsidiary of ARL served as administrator of the accounts used to service the debt under the Longtrain Indenture.
As provided in the RMTA, following the ARL Closing, the Longtrain RMA continued in effect, with ARL remaining as manager of the Longtrain Railcars under the Longtrain RMA and the Longtrain Indenture, until ARI obtained the Noteholder Consent and became the manager of the Longtrain Railcars. The Noteholder Consent was obtained on April 10, 2018 and on April 17, 2018, as further described in Note 17, Subsequent Events, ARI became the manager of the Longtrain Railcars and the Longtrain RMA was terminated.
ARL Subcontractor Agreement
Further, as contemplated by the RMTA, effective as of the ARL Closing Date, ARI entered into a subcontract arrangement with ARL (the Subcontractor Agreement) to provide services to ARL covering the day-to-day management of the Longtrain Railcars and the leases associated therewith. Under this arrangement, ARL and its subsidiary, as manager and administrator, respectively, remained in control of the accounts used to service the debt under the Longtrain Indenture until the Noteholder Consent was obtained and ARI and its subsidiary became manager and administrator, respectively. During the term of the Subcontractor Agreement, management fees and expenses paid to ARL in respect of management duties subcontracted to ARI were paid by ARL to ARI. The Subcontractor Agreement terminated automatically on April 17, 2018, when ARI became the manager of the Longtrain Railcars following receipt of the Noteholder Consent. See Note 17, Subsequent Events for further information.
Note 10 — Income Taxes
The Company’s federal income tax returns for tax years 2014 and beyond remain subject to examination, with the latest statute of limitations expiring in October 2021. Certain of the Company's 2013 state income tax returns and a majority of the Company's state income tax returns for 2014 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2022, upon filing of the Company's 2017 state tax returns. The Company’s foreign subsidiary's income tax returns for 2013 and beyond remain open to examination by foreign tax authorities.
The Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in substantial changes to the U.S. tax code, effective for 2018. These changes included, but were not limited to, (i) reducing the federal corporate income tax rate from 35% to 21% and

(ii) requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company applied the guidance in SAB 118, and at December 31, 2017, recorded provisional estimates to re-measure its deferred taxes using the new, 21% statutory rate resulting in a tax benefit of $107.9 million and recorded an estimated transition tax expense of $0.6 million.
During the three months ended March 31, 2018, the Company has not recorded any adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected no later than the fourth quarter of 2018 after the Company files its 2017 tax return.
Note 11 — Pension Plans
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
The components of net periodic benefit cost for the pension plans are as follows:

	Pension Benefits
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Service cost	$85	$88
Interest cost	210	235
Expected return on plan assets	(281)	(282)
Amortization of net actuarial loss/prior service cost	46	184
Net periodic cost recognized	$60	$225
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
GyanSys

On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against GyanSys. The complaint asserted a claim against GyanSys for breaching its contract with ARI to implement an enterprise resource planning system. GyanSys denied responsibility and alleged a counterclaim against ARI for breach of contract and wrongful termination, seeking damages of more than $9 million. After a trial completed in August 2017, the court ruled in favor of ARI and against GyanSys, awarding ARI damages, interest and costs of approximately $1.8 million. However, as the amount of this judgment has not been realized, no such recovery has been recorded as of March 31, 2018. ARI has filed a motion to recover its attorneys’ fees and that motion is currently pending. Both parties have filed notices of appeal. Briefing for the appeals is expected to complete by October 15, 2018. As of the date of this report, no date has been set for oral argument.
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
ARI has evaluated its potential exposure related to the Revised Directive and has a loss contingency reserve remaining of $8.8 million to cover its probable and estimable liabilities, as of March 31, 2018, with respect to the Company's response to the Revised Directive. This loss contingency reserve takes into account information available as of March 31, 2018 and ARI's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. This reserve is separated into $6.5 million included in accrued expenses and $2.3 million included in other liabilities on the condensed consolidated balance sheet. This amount will continue to be evaluated as the Company’s and its customers’ compliance with the Revised Directive and the Company's compliance with the settlement agreement progresses. Actual results could differ from this estimate.
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
Note 13 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, related to stock appreciation rights (SARs), and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Share-based compensation income
Cost of revenues: Manufacturing	$(53)	$(18)
Cost of revenues: Railcar services	—	(2)
Selling, general and administrative	(359)	(227)
Total share-based compensation income	$(412)	$(247)
As of March 31, 2018, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $2.5 million and were expected to be recognized over a weighted average period of 32 months.
Note 14 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2017	$(838)	$(3,872)	$(4,710)
Currency translation	(492)	—	(492)
Reclassifications related to pension plans, net of tax effect of $9 (1)	—	27	27
Balance March 31, 2018	$(1,330)	$(3,845)	$(5,175)

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
Component purchases

The Company has from time to time purchased components from ACF under a long-term agreement, as well as on a purchase order basis. Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at the Company’s instruction, various railcar components. In consideration for these services, the Company agreed to pay ACF based on agreed upon rates. The agreement automatically renews on an annual basis unless written notice of termination is provided by the Company.
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
ARI purchased $1.0 million and $1.8 million of components from ACF during the three months ended March 31, 2018 and 2017, respectively.
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
Revenues of zero for both the three months ended March 31, 2018 and 2017 were recorded under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF and are included under manufacturing revenues from affiliates on the condensed consolidated statements of operations.
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
For both the three months ended March 31, 2018 and 2017, revenues of less than $0.1 million were recorded under this agreement. This revenue related to profits on repair work performed by ACF and is included under railcar services revenues from affiliates on the condensed consolidated statements of operations.
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
Revenues of zero for the three months ended March 31, 2018 compared to $5.9 million for the same period in 2017 were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company's Audit Committee.
Railcar management agreements and subcontractor agreement
From time to time, ARI and its wholly-owned subsidiaries have entered into railcar management agreements with ARL, pursuant to which ARI and its respective wholly-owned subsidiaries engaged ARL to manage, sell, operate, market, store, lease, re-lease, sublease and service ARI's and its subsidiaries' railcars, subject to the terms and conditions of the applicable agreement. These agreements provided that ARL would manage the leased railcars (as identified in the respective agreement) including arranging for services, such as repairs or maintenance, as deemed necessary. Each of these railcar management agreements was unanimously approved by the independent directors of the Company's Audit Committee.
On February 29, 2012, ARI entered into the ARI RMA. The agreement, as amended, was effective January 1, 2011, and continued until the ARL Closing Date. Effective as of the ARL Closing Date, ARI manages the ARI Railcars and markets them for sale or lease. In December 2012, LLI entered into a similar agreement with ARL (the LLI railcar management agreement). On October 16, 2014, LLII entered into a railcar management agreement with ARL (the LLII railcar management agreement).
In January 2015, in connection with the Company's refinancing of its lease fleet financings, the LLI and LLII railcar management agreements were terminated and LLIII entered into a similar railcar management agreement with ARL, the Longtrain RMA. Pursuant to the Longtrain RMA, ARL, as manager, marketed Longtrain Railcars for lease, and arranged for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the Longtrain Railcars. In addition, a subsidiary of ARL served as administrator of the accounts used to service the debt under the Longtrain Indenture.
As provided in the RMTA, following the ARL Closing, the Longtrain RMA continued in effect, with ARL remaining as manager of the Longtrain Railcars under the Longtrain RMA and the Longtrain Indenture, until ARI obtained the Noteholder Consent on April 10, 2018 and became the manager of the Longtrain Railcars on April 17, 2018. Pursuant to the terms of the RMTA, the Longtrain RMA was terminated as of April 17, 2018. See Note 17, Subsequent Events, for further information about this transition.
Further, as contemplated by the RMTA, effective as of the ARL Closing Date, ARI entered into the Subcontractor Agreement to provide services to ARL covering the day-to-day management of the Longtrain Railcars and the leases associated therewith. Under this arrangement, ARL and its subsidiary, as manager and administrator, respectively, remained in control of the accounts used to service the debt under the Longtrain Indenture until the Noteholder Consent was obtained and ARI and its subsidiary became manager and administrator, respectively. During the term of the Subcontractor Agreement, management fees and expenses paid to ARL in respect of management duties subcontracted to ARI were paid by ARL to ARI. The Subcontractor Agreement terminated automatically on April 17, 2018, when ARI became the manager of the Longtrain Railcars following receipt of the Noteholder Consent.
Subject to the terms and conditions of each railcar management agreement, ARL received, in respect of leased railcars, a management fee based on the lease revenues. Under the ARI RMA, in addition to the management fee, ARL received a fee consisting of a lease origination fee, and, in respect of railcars sold by ARL, sales commissions.
Total lease origination and management fees incurred under the railcar management agreements were zero for the three months ended March 31, 2018 compared to $1.8 million for the same period in 2017. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of zero and $0.2 million were incurred for the three months ended March 31, 2018 and 2017, respectively. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
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
Pursuant to the terms and conditions of the RMTA, AEPC has agreed to (i) undertake certain payment and performance obligations of ARL to ARI and (ii) pay or reimburse, as applicable, certain costs and expenses of ARI incurred in connection with the ARL Sale and the RMTA. In addition, pursuant to the terms and conditions of the RMTA, Buyer and an affiliate of Buyer have agreed to undertake certain payment and performance obligations of ARL to ARI following the closing of the ARL Sale. The amount receivable from AEPC pursuant to the RMTA, which was recorded within accounts receivable, due from related parties on the consolidated balance sheets was $0.6 million as of March 31, 2018 and $0.4 million as of December 31, 2017.
The independent directors of the Company’s Audit Committee reviewed the terms and conditions of the RMTA and received advice from independent legal counsel in connection therewith. The Audit Committee unanimously approved the terms and conditions of, and the Company’s entry into, the RMTA and the joinder and amendment thereto.
Agreements with other related parties
Railcar leases

Beginning in 2016, the Company has leased railcars to certain of the IELP Entities under operating lease arrangements. Revenues from railcars leased to certain of the IELP Entities were $0.4 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. These revenues are included in railcar leasing revenues from affiliates on the consolidated statements of operations. Any related party railcar lease agreements have been, and will be, subject to the approval or review by the independent directors of the Company's Audit Committee.
Railcar services
In conjunction with the ARL Sale, each of AEPC RemainCo LLC (a wholly-owned subsidiary of AEPC) and AEP Rail RemainCo LLC (a wholly-owned subsidiary of AEP Rail Corp.) (each, a RemainCo and, collectively, the RemainCos) retained ownership of certain railcars that had previously been owned by ARL. Each RemainCo is controlled by Mr. Carl Icahn, ARI's principal beneficial stockholder, through IELP. Revenues of less than $0.1 million and zero were recorded related to railcar services performed on these railcars for the three months ended March 31, 2018 and 2017, respectively. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations.
Other Agreements
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 and was renewed in September 2016, with an effective date in December 2015, to among other things, extend the term through May 2019, after which the agreement continues until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $0.7 million for the three months ended March 31, 2018 compared to $0.9 million for the same period in 2017. This agreement was unanimously approved by the independent directors of the Company’s Audit Committee.
Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Fees incurred as a member of the Insight Portfolio Group were less than $0.1 million for the three months ended March 31, 2018 and 2017. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with joint ventures
Loans to joint ventures
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lending party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $10.3 million and $11.8 million as of March 31, 2018 and December 31, 2017, respectively. See Note 7, Investments in and Loans to Joint Ventures, to our condensed consolidated financial statements, for further information regarding this transaction and the terms of the underlying loans.
Railcar component purchases from joint ventures
ARI purchased railcar components from its joint ventures amounting to $3.7 million and $6.2 million for the three months ended March 31, 2018, and 2017, respectively.
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
Railcar leasing
Railcar leasing consists of railcars manufactured by the Company and leased to third parties under operating leases. Earnings from operations for railcar leasing include an allocation of selling, general and administrative costs and also reflect origination fees paid to ARL associated with originating the lease to the Company’s leasing customers prior to the ARL Sale. The origination fees represented a percentage of the revenues from the lease over its initial term and were paid up front.
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

	Three Months Ended March 31, 2018
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$64,141	$20,775	$84,916	$4,408
Railcar leasing	34,121	—	34,121	17,423
Railcar services	17,976	2,104	20,080	1,696
Corporate	—	—	—	(3,778)
Eliminations	—	(22,879)	(22,879)	1,292
Total Consolidated	$116,238	$—	$116,238	$21,041

	Three Months Ended March 31, 2017
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$60,726	$60,104	$120,830	$9,151
Railcar leasing	33,835	—	33,835	18,810
Railcar services	20,120	332	20,452	1,716
Corporate	—	—	—	(4,272)
Eliminations	—	(60,436)	(60,436)	(3,490)
Total Consolidated	$114,681	$—	$114,681	$21,915

Total Assets	March 31, 2018	December 31, 2017
	(in thousands)
Manufacturing	$217,960	$212,508
Railcar leasing	1,385,937	1,375,315
Railcar services	60,381	59,814
Corporate/Eliminations	(179,618)	(174,211)
Total Consolidated	$1,484,660	$1,473,426
Sales to Related Parties
As discussed in Note 15, Related Party Transactions, ARI has numerous arrangements with related parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenue.

	Three Months Ended March 31,
	2018	2017
Manufacturing	—%	—%
Railcar leasing	0.4%	0.2%
Railcar services	—%	5.4%
Sales Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Manufacturing revenues from significant customers	29.3%	42.7%
Note 17 — Subsequent Events
As disclosed in the Current Report on Form 8-K filed on April 17, 2018, ARI entered into a First Amendment to Credit Agreement, Chattel Mortgage and Security Agreement, with Credit Agricole Corporate and Investment Bank, as administrative agent, and the financial institutions party thereto, as lenders (the ARI Revolver Amendment) on April 17, 2018. The ARI Revolver Amendment amends the 2015 Credit Agreement to permit (i) ARI's withdrawal from the Collateral Agency Agreement dated as of July 20, 2004, among ARI, ARL, as manager, U.S. Bank National Association, as collateral agent and each manager and pledgor that became parties thereto from time to time (the Initial Collateral Agency Agreement) and ARI's entry into a new Collateral Agency Agreement, by and among ARI, as manager, U.S. Bank National Association, as collateral agent, and each other manager and pledgor that becomes party thereto from time to time (the New Collateral Agency Agreement) and (ii) the appointment of an indirect subsidiary controlled by ARI as a new lease administrator and the appointment of a new bank pursuant to a new Lease Administration Agreement, by and among ARI, the lease administrator, and U.S. Bank National Association (the New Lease Administration Agreement).
Also on April 17, 2018, LLIII entered into (i) a First Indenture Supplement with U.S. Bank National Association, as indenture trustee (the Indenture Supplement) that amends the Indenture and (ii) a Railcar Management Agreement with ARI (the Longtrain-ARI RMA). LLIII also became a pledgor under the New Collateral Agency Agreement and a party to the New Lease Administration Agreement. LLIII was permitted to take these actions after it received the consent of the holders of approximately 88% in aggregate principal balance of its unpaid and outstanding Notes on April 10, 2018.
The Indenture Supplement permits ARI to act as the manager of the railcars that serve as collateral under the Indenture and permits LLIII to enter into the Longtrain-ARI RMA, the New Collateral Agency Agreement and the New Lease Administration Agreement.
Under the Longtrain-ARI RMA, ARI, as manager, will manage, operate, market, store, lease, re-lease, sublease, service, repair, overhaul, replace, and maintain the railcars on behalf of LLIII. ARI will receive a management fee based on the lease revenues generated by the Longtrain Railcars that are managed by ARI and will also be reimbursed for certain of its expenses and other services. The Longtrain-ARI RMA continues until terminated pursuant to its terms.
On April 17, 2018, pursuant to the RMTA, dated December 16, 2016, between ARL and the Company, as amended, and subsequent to the receipt of the Noteholder Consent and upon ARI’s and Longtrain’s entry into the Longtrain-ARI RMA, the Longtrain RMA was terminated. Also, pursuant to its terms, the Subcontractor Agreement automatically terminated on April 17, 2018 when ARI became the manager of the Longtrain Railcars.
These agreements and amendments did not have any impact on the Company's financial statements for the three months ended March 31, 2018.
On April 27, 2018, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of June 13, 2018 that will be paid on June 27, 2018.
The Company has evaluated subsequent events through May 1, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements and our plans to address the Federal Railroad Administration (FRA) directive released September 30, 2016 and subsequently revised and superseded on November 18, 2016 (FRA Directive) and the settlement agreement related thereto, the impact of the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) on our business and financial statements, expected future trends relating to our industry, products and markets, the potential impact of regulatory developments, including developments related to the FRA Directive and the related settlement, anticipated customer demand for our products and services, trends relating to our shipments, leasing business, railcar services, revenues, profit margin, capacity, financial condition, and results of operations, trends related to railcar shipments for direct sale versus lease, our backlog and any implication that our backlog may be indicative of our future revenues, our strategic objectives and long-term strategies, our results of operations, financial condition and the sufficiency of our capital resources, our capital expenditure plans, short- and long-term liquidity needs, ability to service our current debt obligations and future financing plans, our Stock Repurchase Program, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and our lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Investors should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	our prospects in light of the cyclical nature of our business;

•	the health of and prospects for the overall railcar industry;

•	the risk of being unable to market or re-market railcars for sale or lease at favorable prices or on favorable terms or at all;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the risks associated with ongoing compliance with transportation, environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the impact, costs and expenses of any warranty claims to which we may be subject now or in the future;

•	our ability to recruit, retain and train qualified personnel;

•	risks relating to our compliance with the FRA Directive and the settlement agreement related thereto, and any developments related to the FRA Directive and the settlement agreement related thereto;

•
the impact of policies and priorities of certain governments or other issues that may cause trade and market conditions that result in fluctuations in the supply and costs of raw materials, including steel and railcar components, and delays in the delivery of such raw materials and components and their impact on demand and margin;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale;

•	our ability to manage overhead and variations in production rates;

•	risks relating to the ongoing transition of the management of our railcar leasing business from ARL to in-house following completion of the ARL Sale;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in commodity prices, including oil and gas;

•	uncertainties regarding the 2017 Tax Act;

•	the ongoing risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the impact, costs and expenses of any litigation to which we may be subject now or in the future;

•	risks related to the loss of executive officers;

•	the risks associated with our current joint ventures and anticipated capital needs of, and production capabilities at our joint ventures;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to support the growth of our lease fleet;

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.

•	the impact of repurchases pursuant to our Stock Repurchase Program on our current liquidity and the ownership percentage of our principal beneficial stockholder through IELP, Mr. Carl Icahn;

•	the conversion of our railcar backlog into revenues equal to our reported estimated backlog value;

•	the risks and impact associated with any potential joint ventures, acquisitions, strategic opportunities, dispositions or new business endeavors; and

•	the integration with other systems and ongoing management of our enterprise resource planning system
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (Annual Report), as well as the risks and uncertainties discussed elsewhere in this report and the Annual Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.
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
During the first quarter of 2018, consistent with the fourth quarter of 2017, we experienced an increased level of inquiries for a variety of types of covered hopper and tank railcars. We believe this increase was driven, in part, by the 2017 Tax Cuts and Jobs Act, as well as a slight improvement in underlying demand. In general, inquiries remain focused on specialty railcar types primarily for smaller order quantities. While inquiry levels have moderately improved recently, we expect 2018 industry shipments to be in line with 2017, consistent with industry forecasts. Railcar loadings for the three months ended March 31, 2018 as reported by the AAR have generally remained consistent with the prior year, but the number of railcars industry-wide in storage at March 31, 2018 reached its lowest month-end total since late 2015.
We received orders for 2,015 railcars during the first quarter of 2018, which compares favorably to orders, net of cancellations, of 624 railcars received during the first quarter of 2017. The orders we received in the first quarter of 2018 were for a variety of types of both hopper and tank railcars and were primarily for direct sale. As a result of these orders exceeding our shipments during the quarter, our backlog increased to 3,144 railcars at March 31, 2018.
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

Our consolidated operating margin was 18.1% for the three months ended March 31, 2018 and was supported by our continued commitment to the growth of our railcar leasing segment, with a lease fleet of 13,326 railcars at March 31, 2018. Total railcar shipments were 811 during the first quarter of 2018, a decrease of 29.5% compared to the same period in 2017. These shipments included 195 railcars built for our lease fleet, representing 24.0% of our total railcar shipments compared to 52.3% for the same period in 2017. During this period of depressed lease rates, we expect that our percentage of shipments for our lease fleet will be lower than it has been during recent periods as we maintain a disciplined approach to accepting orders for leased railcars at less than favorable rates. To the extent we add to our lease fleet, those shipments and orders for railcars on long-term leases not only help us to maintain a steady level of production during the manufacturing period, but also help provide future cash flows while the lease fleet continues to maintain a strong utilization rate. Because revenues and earnings related to leased railcars are recognized over the life of a lease, our quarterly and annual results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
Since 2011, we have strategically grown our lease fleet to include a mix of tank and hopper railcars for varying service types. The expiration dates of our operating leases for railcars in our lease fleet are spread over the next several years, with no more than 20% of the lease fleet expiring in any single year, which helps mitigate the risks of renewing leases at lower rates or any inability we may experience in renewing leases or re-leasing these railcars. Our backlog of 3,144 railcars, includes 259 railcars we currently expect to build for our lease fleet. With our current liquidity of $300.1 million, including $200.0 million available under our revolving credit facility, and additional unencumbered railcars available to borrow against, we have the ability to further grow our lease fleet as demand dictates.
Our railcar services business continues to support the industry, offering repair services over the railcar life cycle. Our tank railcar manufacturing facility provides us additional flexibility not only to produce railcars, but also to perform traditional repair and retrofit services in a production line set-up. These capabilities have allowed us to enter into agreements with customers to perform retrofit services throughout 2018.
As discussed in Note 12, Commitments and Contingencies, in connection with the Federal Railroad Administration’s (FRA) Railworthiness (RWD) Directive No. 2016-01 [Revised] (the Revised Directive) and our settlement agreement with the FRA related thereto, a loss contingency reserve of $8.8 million was recorded at March 31, 2018 related to our probable and estimable liabilities with respect to our compliance with the Revised Directive and related settlement agreement. We continue to monitor this contingency and refine our estimates as necessary. In addition to the requirements of the Revised Directive and the related settlement agreement, we are subject to regulation by governmental, regulatory, and industry authorities and by federal, state, local, and foreign agencies. Despite our intention to comply with these laws and regulations in an efficient manner, our compliance efforts may prove to require more resources than we currently anticipate. We may also be subject to increased regulatory scrutiny, whether due to our ongoing compliance with the Revised Directive and the related settlement agreement, or otherwise.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2018 compared to three months ended March 31, 2017
Consolidated Results

	Three Months Ended
	March 31,		$	%
	2018	2017	Change	Change
	(in thousands)
Revenues:
Manufacturing	$64,141	$60,726	$3,415	5.6
Railcar leasing	34,121	33,835	286	0.8
Railcar services	17,976	20,120	(2,144)	(10.7)
Total revenues	$116,238	$114,681	$1,557	1.4
Cost of revenues:
Manufacturing	$(58,183)	$(54,559)	$(3,624)	6.6
Other operating income	(13)	31	(44)	*
Railcar leasing	(12,993)	(12,059)	(934)	7.7
Railcar services	(15,576)	(17,390)	1,814	(10.4)
Total cost of revenues	$(86,765)	$(83,977)	$(2,788)	3.3
Selling, general and administrative	(8,613)	(8,802)	189	(2.1)
Net gains on disposition of leased railcars	181	13	168	*
Earnings from operations	$21,041	$21,915	$(874)	(4.0)
* - Not Meaningful
Revenues
Our total consolidated revenues for the three months ended March 31, 2018 increased by 1.4% compared to the same period in 2017. This increase was primarily due to increased revenues in our manufacturing segment and a slight increase in our railcar leasing segment, partially offset by decreased revenues in our railcar services segment.
During the three months ended March 31, 2018, we shipped 616 direct sale railcars, which excludes 195 railcars (24.0% of total shipments) built for our lease fleet, compared to 549 direct sale railcars for the same period of 2017, which excludes 602 railcars (52.3% of total shipments) built for our lease fleet.
Manufacturing revenues increased by 5.6% during the three month period ended March 31, 2018 compared to the same period in 2017. This change included a 13.7% increase due primarily to increased hopper and tank railcar shipments for direct sale and, to a lesser extent, higher revenues from material cost changes that we generally pass through to customers. In total, we shipped 67 more direct sale railcars during the three month period ended March 31, 2018 compared to the same period in 2017. These increases were partially offset by an 8.1% decrease resulting from lower selling prices due to the mix of types of hopper and tank railcars shipped during the first quarter of 2018 compared to the first quarter of 2017 and more competitive pricing across the North American railcar market.
Railcar leasing revenues increased by 0.8% during the three months ended March 31, 2018 compared to the same period in 2017 due primarily to an increase in the number of railcars in our lease fleet, partially offset by a decline in weighted average lease rates for both new railcars for lease and lease renewals compared to the same period in 2017. The lease fleet grew to 13,326 railcars at March 31, 2018 from 11,869 railcars at March 31, 2017.

Railcar services revenues decreased by 10.7% during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to decreased demand, using some repair capacity for reassignment work for our lease fleet, which results in intercompany revenue that is eliminated in consolidation, and lower repair revenue experienced at our tank railcar manufacturing facility as it is ramping up activity on retrofit projects. Our tank railcar manufacturing facility provides us the flexibility not only to produce railcars, but also to perform repair and retrofit services in a production line set-up, offering another option for us to meet our customers' repair needs.
Cost of revenues
Our total consolidated cost of revenues increased by 3.3% for the three months ended March 31, 2018 compared to the same period in 2017 due to increased cost of revenues in our manufacturing and railcar leasing segments, partially offset by a decrease in our railcar services segment.
Cost of revenues increased for our manufacturing segment by 6.6% for the three months ended March 31, 2018 compared to the same period in 2017, including a 13.8% increase driven primarily by higher overall railcar shipments for direct sale and, to a lesser extent, higher material costs for key components and steel. These higher material costs are also reflected as an increase in selling prices as our practice is to generally pass changes in these costs through to the customer. These increases to cost of revenues were partially offset by a decrease of 7.2% due to the mix of railcars shipped during the first quarter of 2018 as compared to the same period of 2017.
Cost of revenues for our railcar leasing segment increased by 7.7% for the three months ended March 31, 2018 compared to the same period in 2017, primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above, and increased maintenance costs associated with both our growing lease fleet and certain railcars being reassigned to other lessees.
Cost of revenues for our railcar services segment decreased by 10.4% for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to decreased demand, a shift to intercompany work that is eliminated in consolidation as discussed above, and an unfavorable mix of repair work causing inefficiencies at certain repair facilities during 2018.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative expenses were $8.6 million for the three months ended March 31, 2018 compared to $8.8 million for the same period in 2017. The decrease for the three months ended March 31, 2018 was primarily due to decreased bad debt expense and stock based compensation. Furthermore due to the sale of ARL in 2017, our sales commissions have decreased. These decreases were all partially offset by increased compensation costs relating to additional personnel hired to increase our sales and marketing team and other supporting groups in connection with transitioning our lease fleet management in-house.
Interest expense
Our total consolidated interest expense decreased by $0.2 million for the three months ended March 31, 2018 compared to the same period in 2017. This decrease was primarily driven by lower average debt balances during the first quarter of 2018 compared to the same period in 2017.
Earnings from Joint Ventures
The breakdown of our earnings from joint ventures during the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Ohio Castings	$(250)	$(812)	$562
Axis	1,593	1,362	231
Total Earnings from Joint Ventures	$1,343	$550	$793
Our joint venture earnings were $1.3 million for the three months ended March 31, 2018 compared to earnings of $0.6 million for the same period in 2017. Our Ohio Castings joint venture remains idled, and continues to generate losses. We expect that Ohio Castings will remain idle through most, if not all, of 2018, subject to re-evaluation based on changes in future demand expectations. We do not expect the idling to have a significant impact to our operations or supply chain, and we expect to fulfill our castings requirements from third party vendors.
Earnings from our Axis joint venture increased during the three months ended March 31, 2018 compared to the same period in 2017 due to continued profitability and lower interest expense resulting from lower debt levels.

Income Tax Expense
Our income tax expense was $4.5 million, or 25.6% of our earnings before income taxes for the three months ended March 31, 2018 compared to $6.8 million or 39.1% of our earnings before income taxes for the same period in 2017. Our annual effective tax rate in 2018 is lower than our 2017 rate primarily due to the reduction in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 effective for calendar year 2018.
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

	Three Months Ended March 31,
	2018			2017
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$64,141	$20,775	$84,916	$60,726	$60,104	$120,830	$(35,914)
Railcar leasing	34,121	—	34,121	33,835	—	33,835	286
Railcar services	17,976	2,104	20,080	20,120	332	20,452	(372)
Eliminations	—	(22,879)	(22,879)	—	(60,436)	(60,436)	37,557
Total Consolidated	$116,238	$—	$116,238	$114,681	$—	$114,681	$1,557

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Earnings (Loss) from Operations
Manufacturing	$4,408	$9,151	$(4,743)
Railcar leasing	17,423	18,810	(1,387)
Railcar services	1,696	1,716	(20)
Corporate	(3,778)	(4,272)	494
Eliminations	1,292	(3,490)	4,782
Total Consolidated	$21,041	$21,915	$(874)

	Three Months Ended March 31,
	2018	2017
Segment Operating Margins
Manufacturing	5.2%	7.6%
Railcar leasing	51.1%	55.6%
Railcar services	8.4%	8.4%
Manufacturing
Our manufacturing segment revenues, including revenues for railcars built for our lease fleet, decreased by $35.9 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease for this period was primarily due to a decrease in railcar shipments for our lease fleet and a decrease in average selling prices due to a shift in mix of railcars shipped as well as more competitive pricing for both hopper and tank railcars, partially offset by an increase in railcar shipments for direct sale. This change in mix of railcars shipped impacts manufacturing revenues because hopper railcars generally sell at lower prices than tank railcars due to less material and labor content.
During the first quarter of 2018, we shipped 811 railcars, including 195 railcars built for our lease fleet, compared to 1,151 railcars, including 602 railcars built for our lease fleet for the same period of 2017.
Manufacturing segment revenues for the three months ended March 31, 2018 included revenues of $20.5 million relating to railcars built for our lease fleet compared to $60.1 million for the same period in 2017. This decrease in revenues related to railcars built for our lease fleet was due to lower quantities of both tank and hopper railcars shipped for lease as available lease rates in the railcar market made leasing arrangements less appealing given our disciplined approach to investing capital in our lease fleet. These revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with monthly lease revenues. Railcars built for the lease fleet represented 24.0% of our railcar shipments during the three months ended March 31, 2018 compared to 52.3% of our railcar shipments during the same period in 2017.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs and profit for railcars manufactured for our railcar leasing segment, decreased by $4.7 million for the three months ended March 31, 2018 compared to the same period in 2017. Profit on railcars built for our lease fleet, which is eliminated in consolidation, was $1.4 million for the three months ended March 31, 2018 compared to $6.1 million for the same period in 2017. The profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Operating margin from our manufacturing segment decreased to 5.2% for the three months ended March 31, 2018 compared to 7.6% for the same period in 2017. The decreases for both earnings from operations and operating margin were primarily due to decreased railcar shipments to our lease fleet, higher costs associated with lower production volumes and more competitive pricing for both tank and hopper railcars.
Railcar Leasing
Our railcar leasing segment revenues for the three months ended March 31, 2018 increased by $0.3 million compared to the same period in 2017. The increase in revenues was driven by an increase in railcars on lease with third parties, partially offset by a decline in weighted average lease rates.
For the three months ended March 31, 2018, our railcar leasing segment revenues included transactions with affiliates, totaling $0.4 million, or 0.4% of our total consolidated revenues. For the three months ended March 31, 2017, our railcar leasing segment revenues included transactions with affiliates of $0.2 million, or 0.2% of our total consolidated revenues.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, decreased by $1.4 million for the three months ended March 31, 2018 compared to the same period in 2017. Operating margin from our railcar leasing segment decreased to 51.1% for the three months ended March 31, 2018 compared to 55.6% for the same period in 2017. These decreases were due to increased maintenance costs and lower lease rates on certain renewals and reassignments.
Railcar Services
Our railcar services segment revenues decreased by $0.4 million for the three months ended March 31, 2018 compared to the same period in 2017. This decrease was primarily due to overall decreased demand, partially offset by increased intercompany revenue for lease fleet reassignment work for our leased railcars that is eliminated in consolidation.
For the three months ended March 31, 2018, our railcar services segment revenues included transactions with affiliates totaling less than $0.1 million, or less than 0.1%, of our total consolidated revenues compared to $6.1 million, or 5.4%, of our total consolidated revenues for the same period in 2017.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased slightly to $1.70 million for the three months ended March 31, 2018 from $1.72 million for the same period of 2017, and operating margins for this segment were consistent at 8.4% for both the three months ended March 31, 2018 and 2017.
BACKLOG
We define backlog as the number and estimated market value of new railcars that our customers have committed in writing to purchase or lease from us that have not been shipped, net of cancellations. As of March 31, 2018, our total backlog was 3,144 railcars, of which we currently expect 2,885 railcars with an estimated market value of $254.6 million to be for direct sale and 259 railcars with an estimated market value of $25.3 million to be added to our lease fleet. As of December 31, 2017, our total backlog was 1,940 railcars, of which we expected 1,551 railcars with an estimated market value of $132.8 million to be direct sales and 389 railcars with an estimated market value of $39.8 million to be added to our lease fleet. Our entire backlog at March 31, 2018 related to railcar orders for non-affiliated customers.
Railcars for Sale. As of March 31, 2018, 91.8% of the total number of railcars in our backlog were expected to be railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.
Railcars for Lease. As of March 31, 2018, 8.2% of the total number of railcars in our backlog were expected to be added to our lease fleet. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
Customer orders may be subject to cancellation or requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay railcars in our backlog from being shipped and converted into revenue. In addition, from time to time, certain orders may be subject to changes from lease to direct sale, or vice versa, which could impact the timing of conversion of orders into revenue because lease revenues are recognized over the term of the lease. Historically, we have experienced little variation between the number of railcars ordered and the number of railcars actually delivered. For all of the reasons discussed above, we cannot guarantee that our reported railcar backlog will convert to revenue in any particular period, if at all, nor can we guarantee that the actual revenue from these orders will equal our reported estimated market value or that our future revenue efforts will be successful.
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
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2018, we had net working capital of $169.6 million, including $100.1 million of cash and cash equivalents. As of March 31, 2018, we had $539.3 million of debt outstanding, net of unamortized debt issuance costs of $4.6 million under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII), and we also had $200.0 million available to us under a revolving loan, as discussed further below.
Outstanding and Available Debt
Subsidiary lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. LLIII issued $625.5 million in aggregate principal amount of notes, pursuant to an Indenture (the Longtrain Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (the Class A-1 Notes and the Class A-2 Notes, collectively, the Notes). As of March 31, 2018, there were $168.6 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Longtrain Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. The liquidity reserve amount was $16.5 million and $16.6 million as of March 31, 2018 and December 31, 2017, respectively, and is included within restricted cash on the condensed consolidated balance sheets.
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
LLIII can now prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date. LLIII can now prepay or redeem the Class A-2 Notes, in whole or in part, on any payment date, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the scheduled payment date occurring in January 2022.

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
The Notes are obligations of LLIII, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of LLIII consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of railcars, railcar leases, receivables and related assets to be transferred to LLIII without any adverse selection, to cause the manager to maintain, lease, and re-lease LLIII's equipment no less favorably than similar portfolios serviced by the manager, and to repurchase or replace certain railcars under certain conditions set forth in the respective financing documents.

ARL has historically acted as the manager of the LLIII railcars and the leases associated therewith. Between June 1, 2017 and April 17, 2018, ARI subcontracted with ARL to provide services to ARL covering the day-to-day management of the LLIII railcars and the leases associated therewith. As of April 17, 2018, ARI became the manager under the LLIII lease fleet financing. See Note 15, Related Party Transactions, and Note 17, Subsequent Events for further discussion regarding this agreement with ARL and the impact on the Company and the LLIII lease fleet financing of the ARL Sale.
ARI lease fleet financings
In December 2015, we completed a financing of our railcar lease fleet with availability of up to $200.0 million under a credit agreement, as amended (2015 Credit Agreement). The 2015 Credit Agreement contains an incremental borrowing provision under which ARI, as debtor and subject to the conditions set forth in the 2015 Credit Agreement, has the right but not the obligation to increase the amount of the facility in an aggregate amount of up to $100.0 million (the amounts extended under the 2015 Credit Agreement, inclusive of any amounts extended under the incremental facility, the Revolving Loans), to a maximum principal amount of $300.0 million. We may use the proceeds of the Revolving Loans to finance the manufacturing of railcars on an ongoing basis, to pay related transaction costs, fees and expenses in connection with the 2015 Credit Agreement, to finance ongoing working capital requirements and for other general corporate purposes. As of the date of this report we have borrowing availability of $200.0 million under this facility. See Note 17, Subsequent Events, for a description of the amendment to the 2015 Credit Agreement that ARI entered into on April 17, 2018.
The Revolving Loans accrue interest at a rate per annum equal to Adjusted LIBOR (as defined in the 2015 Credit Agreement) for the applicable interest period, plus 1.45%, subject to an alternative rate as set forth in the 2015 Credit Agreement. The interest rate increases by 2.0% following certain defaults or maturity.
The Revolving Loans and the other obligations under the 2015 Credit Agreement are fully recourse to ARI and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, and subject to limited exceptions, a controlled bank account.
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loans may be borrowed and reborrowed until the maturity date. The Revolving Loans may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). See Note 9 to the consolidated financial statements for further discussion of the prepayment and final scheduled maturity of the Revolving Loans.
The Revolving Loans are also subject to acceleration upon and following specified events of default. The 2015 Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to us, which are customarily applicable to senior secured facilities. Key defaults and events of default include failure to repay principal, interest, fees and other amounts owed under the 2015 Credit Agreement; making misrepresentations; cross-defaults to certain other indebtedness of the Company; the rendering of certain judgments against the Company; impermissible transfers of equipment; occurrence of a Material Adverse Change (as defined in the 2015 Credit Agreement); and the Company’s bankruptcy or insolvency. Many defaults are subject to cure periods prior to such default giving rise to the right of the lenders and administrative agent to accelerate the Revolving Loans and to exercise remedies.
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

Management Transition of our Railcar Leasing Business
As previously disclosed, on December 16, 2016, we entered into the RMTA with ARL to manage the transition from ARL to ARI, of the management of our railcar leasing business in anticipation of the ARL Sale. The RMTA, among other things, (i) permits ARI to assume the management of its leased railcars following the consummation of the ARL Sale; (ii) requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of the LLIII railcars under the Indenture, and certain related documents; and (iii) requires ARL to transfer to ARI certain books and records and electronic data with respect to ARI and LLIII's lease railcars and the Company’s and LLIII's leasing businesses and otherwise assist in the transfer of the management of the leasing businesses to ARI. In addition, pursuant to the terms and conditions of the Agreement, ARL provides ARI an irrevocable, fully paid, non-transferable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage its railcars and the railcars owned by ARI and LLIII. The Noteholder Consent was obtained on April 10, 2018 and on April 17, 2018, as further described in Note 17, Subsequent Events, ARI became the manager of the LLIII railcars and the railcar management agreement between LLIII and ARL was terminated.
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$30,438	$42,419	$(11,981)
Investing activities	(16,650)	(55,809)	39,159
Financing activities	(14,004)	(13,943)	(61)
Effect of exchange rate changes on cash and cash equivalents	(83)	4	(87)
Net decrease in cash, cash equivalents, and restricted cash	$(299)	$(27,329)	$27,030

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the three months ended March 31, 2018 was $30.4 million compared to net cash provided by operating activities of $42.4 million for the same period in 2017. This decrease was primarily due to a reduction in inventory as of March 31, 2018 compared to December 31, 2017, based on our inventory needs to meet customer demand requirements near the end of 2017.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the three months ended March 31, 2018 was $16.7 million compared to $55.8 million in the same period in 2017. The decrease was primarily a result of a decrease in the number of our leased railcar shipments during the first three months of 2018 compared to the same period in 2017.
Net Cash (Used In) Provided By Financing Activities
Our net cash used in financing activities for the three months ended March 31, 2018 was $14.0 million compared to net cash used in financing activities of $13.9 million for the same period in 2017. These cash outflows were comprised of debt repayments and the payment of common stock dividends.
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
Capital expenditures for the three months ended March 31, 2018 were $18.1 million for manufacturing railcars for lease to others to expand our business and $0.8 million for capitalized projects that we expect will maintain equipment, improve efficiencies, further enhance the quality of our products and services, and reduce costs. We expect these types of capital expenditures will continue for the remainder of 2018. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services.
Future Liquidity
As of March 31, 2018, our current liquidity of $300.1 million consisted of our existing cash and cash equivalents balance, anticipated cash flows from operations, and borrowing availability of $200.0 million under the 2015 Credit Agreement. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business, in connection with demand.
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
Stock Repurchase Program
On July 28, 2015, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. There were no repurchases during the three months ended March 31, 2018. To date, we have repurchased 2,268,419 shares for $86.0 million under the Stock Repurchase Program. Board authorization for $164.0 million remains available for further stock repurchases.
Contractual Obligations and Contingencies
As of March 31, 2018, our gross outstanding debt decreased to $544.1 million from $550.4 million as of December 31, 2017, primarily in connection with principal payments made on the Notes in accordance with the terms of the Longtrain Indenture. See Notes 9 - 12 to the condensed consolidated financial statements for a discussion of the status of other contingencies and contractual obligations. Our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
Other than operating leases, we have no other off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
The critical accounting policies and estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, for the year ended December 31, 2017.
Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (Topic 606). Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we determined that it was appropriate to identify our updated accounting policy as a critical accounting policy.
Under our previous accounting policy, included in our Annual Report on Form 10-K for the year ended December 31, 2017, revenues from railcar services were recognized upon completion and shipment of railcars from ARI's plants. Due to the adoption of Topic 606, revenue is now recognized as railcar services are performed, consistent with "over time" revenue recognition under Topic 606.
There have been no other material changes to the critical accounting policies or estimates that were included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recent accounting pronouncements
See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements located in Part I, Item I of this report for a discussion of recent accounting pronouncements applicable to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2017.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12, Commitments and Contingencies, to the condensed consolidated financial statements located in Part I, Item I of this report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings.
ITEM 1A. RISK FACTORS
The following risk factors should be considered carefully in addition to the other information contained in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017 (our Annual Report), including the risk factors identified in Part I-Item 1A (Risk Factors) of our Annual Report. This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this quarterly report on Form 10-Q and in our Annual Report. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected.
We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
The highly cyclical nature of the railcar industry may result in lower revenues during economic downturns or due to other factors.
The North American railcar market has been, and we expect it to continue to be, highly cyclical, resulting in volatility in demand for our products and services. Many of our customers operate in cyclical markets, such as the energy, chemical, agricultural, food and construction industries, which are susceptible to macroeconomic downturns. Weakness in certain sectors of the U.S. economy may make it more difficult for us to sell or lease certain types of railcars. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars, railcar products, railcar services and railcars on lease. Decreased demand could result in lower new railcar volumes for sale and lease, increased downtime, lower volumes of repair services, reduced sales prices and/or lease rates, fewer lease renewals and decreased cash flow.
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
We face intense competition in all geographic markets and in each area of our business. In our railcar manufacturing business we have five primary competitors. Any of these competitors may, from time to time, have greater resources than we do. Our current competitors have increased and may continue to increase their capacity in, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars for both direct sale and lease. Competition may also limit our ability to re-lease railcars if our competitors provide our customers lower rates or other benefits. If we produce any type of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type. Further, new competitors, or alliances among existing competitors, may emerge in the railcar or industrial components industries and rapidly gain market share. Customer selection of railcars for purchase or for lease may be driven by technological or price factors, and our competitors may provide or be able to provide more technologically advanced railcars or more attractive pricing and/or lease rates than we can provide. Some of our competitors may be able to take better advantage of governmental policies that impact trade and importing and therefore reduce their costs to manufacture railcars and increase their ability to offer more competitive pricing to customers. Likewise, such governmental policies affecting trade and importing may increase our costs of manufacturing and harm our competitive position. Any competitive factors may adversely affect our sales, utilization and/or lease rates, and consequently our revenues.
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
Failing to comply with laws and regulations imposed by federal, state, local and foreign agencies could materially adversely affect our business, financial condition, results of operations and ability to access capital.
The industries in which we operate are subject to extensive regulation by governmental, regulatory and industry authorities and by federal, state, local and foreign agencies. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. Despite our intention to comply with these laws and regulations, we cannot guarantee that we will be able to do so at all times and compliance may prove to be more costly and limiting than we currently anticipate and compliance requirements could increase in future years. These laws and regulations are complex, change frequently and may become more stringent or the subject of stricter enforcement over time, which could impact our business, financial condition, results of operations and ability to access capital. If we fail to comply with the requirements and regulations of these agencies that impact our manufacturing, other processes and reporting requirements, we may face sanctions and penalties that could materially adversely affect our business, financial condition, results of operations and ability to access capital.
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
We depend on skilled labor in our manufacturing and other businesses. Due to the competitive nature of the labor markets in which we operate and the cyclical nature of the railcar industry, the resulting employment cycle increases our risk of not being able to recruit, train, and retain the personnel we require, particularly when the economy expands, production rates are high or competition for such skilled labor increases, especially in periods with low unemployment rates in areas where we seek to recruit employees. Our costs to recruit, train and retain necessary, qualified personnel may exceed our forecasts. Our inability to recruit, train, and retain adequate numbers of qualified personnel on a timely basis could materially adversely affect the quality of our manufacturing and railcar services processes, our business, financial condition and results of operations.
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
In accordance with accounting principles generally accepted in the United States of America, as of March 31, 2018, our loss contingency of $8.8 million covers our probable and estimable liabilities with respect to our response to the Revised Directive, taking into account then available information and our contractual obligations in our capacity as both a manufacturer and owner of railcars subject to the Revised Directive.
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
The cost of raw materials, including steel, and components used in the production of our railcars, represents a significant amount of our direct manufacturing costs per railcar. We generally include provisions in our railcar sales and leasing contracts that allow us to adjust prices as a result of increases and decreases in the cost of certain raw materials and components. From time to time, based on market conditions, we also enter into orders where such changes in material costs are not passed on to customers. The number of customers or orders for which we are not able to pass on price increases may increase in the future, which could adversely affect our operating margins and cash flows. If we are not able to pass on price increases to our customers, we may lose railcar orders or enter into contracts with less favorable contract terms such as contracts with fixed pricing provisions where material costs changes are not passed on to customers, any of which could materially adversely affect our business, financial condition and results of operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars or our railcar or industrial components, could materially adversely affect our business, financial condition and results of operations. Such price increases could reduce demand for our railcars or component products. Deliveries of raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation and trade policies. Trade restrictions against items we source from foreign manufacturers could increase the cost, delay shipping or reduce the supply of materials available to us or may require us to modify our current business practices, any of which could materially adversely affect our prospects, business, financial condition and results of operations.

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
In anticipation of the sale of ARL (the ARL Sale) to an unaffiliated third party (the Buyer) on June 1, 2017, we entered into a railcar management transition agreement (the RMTA) to manage the transition, from ARL to us, of the management of railcars owned by us and our subsidiaries. The RMTA, among other things, (i) permits us to assume the management of our railcars following the consummation of the ARL Sale; (ii) requires us to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of railcars owned by our subsidiary, Longtrain Leasing III, LLC (LLIII) under that certain Indenture, dated January 29, 2015, between LLIII and U.S. Bank National Association, as indenture trustee (the Longtrain Indenture), and certain related documents; and (iii) requires ARL to transfer to us certain books and records and electronic data with respect to our railcars and leasing business and otherwise assist in the transfer of the management of the leasing business to us. The Noteholder Consent was obtained on April 10, 2018 and on April 17, 2018, as further described in Note 17, Subsequent Events, ARI became the manager of the LLIII railcars and the railcar management agreement with ARL was terminated.
The ARL Sale was completed on June 1, 2017, but the process of transitioning the management of our leasing business from ARL to ARI continues and may involve unexpected costs, expenses and/or delays. This transition may cause confusion among our customers, and may lead our customers to attempt to negotiate changes in our existing relationships or cause them to consider entering into business relationships with other parties, including ARL, under the Buyer's management, to our detriment. Further, we have engaged, and continue to engage, in a process to separate documentation of our leases from ARL’s leases. This process requires the cooperation of our leasing customers and may take significant time to complete. If our customers do not cooperate or we are delayed in completing this transition, we may need to rely on ARL’s continued cooperation, under the Buyer's management, to enforce our rights as lessor under certain of our leases.
Under our railcar management agreements, we historically relied on ARL to manage and market our railcars for lease and re-

lease. We added several key employees throughout 2017, who have joined our lease fleet management and sales team from ARL, as well as from elsewhere in the industry. Our ability to continue to successfully manage our own railcar leasing business will depend in part on these employees continuing to support and manage our railcar leasing business. If we are unable to recruit, retain and train qualified personnel, and do so in a timely manner, our ability to manage our lease fleet could be materially adversely affected.
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
We rely on a small number of suppliers for the materials we purchase for our business. If any of our significant suppliers of raw materials and components were to shut down operations, our business and financial results could be materially adversely affected as we may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices. While we do not expect a significant impact to our operations or supply chain, our Ohio Castings joint venture is expected to remain idled through most, if not all, of 2018, and this requires us to procure select components from third party vendors.
The impact of recently enacted U.S. tax laws is not yet clear.
Congress enacted legislation commonly known as the Tax Cuts and Jobs Act (the 2017 Tax Act) in December 2017. The 2017 Tax Act made significant changes to U.S. federal income tax laws. Changes included, but were not limited to: a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017; the transition of U.S international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  We estimated the impact of the 2017 Tax Act in our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the 2017 Tax Act and the guidance available as of the date of our Annual Report on Form 10-K for the year ended December 31, 2017. As a result of this analysis, we recorded adjustments to our various tax balances for current, long-term, and deferred tax assets and liabilities during the fourth quarter of 2017, the period in which the legislation was enacted. We cannot assure that this estimate is accurate.  The interpretations of many provisions of the 2017 Tax Act are still unclear. We continue to evaluate any additional guidance related to the 2017 Tax Act and assess its impact on our federal and state estimates related to 2017. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the 2017 Tax Act will be issued or the impact of any such guidance on us. It is also unclear the full extent of U.S. states that will incorporate these federal law changes, or portions thereof, into their tax codes.  Any subsequent changes to our federal and state estimates may impact our financial condition.

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
Affiliates of Mr. Carl Icahn accounted for approximately 0.4% and approximately 5.6% for the three months ended March 31, 2018 and 2017. This revenue in 2018 is primarily attributable to railcars leased to certain of the IELP Entities, and in 2017 was primarily attributable to railcar services provided to ARL. Upon consummation of the ARL Sale as of June 1, 2017, ARL is no longer affiliated with us or Mr. Carl Icahn. ARL has no obligation to purchase our railcars or services and we cannot assure you that we will receive any revenues from ARL in the future. Our revenue from affiliates also has been and could continue to be generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have a repair services and support agreement and license with ACF, under which we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we from time to time, purchase from and sell to ACF certain parts for railcars. To the extent our relationships with Mr. Carl Icahn or companies affiliated with him change, our business, financial condition and results of operations could be materially adversely affected.
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
Mr. Carl Icahn owns, controls and has an interest in a wide array of companies, some of which, such as ACF and, prior to the ARL Sale, ARL, may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders. For example, ACF has previously manufactured railcars for us and under a purchasing and engineering services agreement and license has been manufacturing and selling tank railcars with engineering, purchasing and design support from us. Mr. Carl Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may be in competition with or complementary to our business. Our articles of incorporation allow Mr. Carl Icahn, entities controlled by him, and any director, officer, member, partner, stockholder or employee of Mr. Carl Icahn or entities controlled by him, to take advantage of such corporate opportunities without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his or her capacity as our director, officer or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us, Mr. Carl Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or you.
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
Volatility in the global financial markets or certain industries may adversely affect our customers and suppliers, resulting in adverse effects on our business, financial condition and results of operation.
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
As of March 31, 2018, our total debt was $539.3 million, net of unamortized debt issuance costs of $4.6 million, consisting of borrowings under our lease fleet financings. In February 2016, we repaid amounts outstanding under our revolving loan in full and as of the date of this report, we have borrowing availability of $200.0 million under this facility.
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

•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including by restricting our ability to manage our own lease fleet following the ARL Sale;

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
Our wholly-owned subsidiary, LLIII's, lease fleet financing is an obligation of LLIII, is generally non-recourse to ARI, and is secured by a first lien on the subject assets of LLIII consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions.
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
Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, we cannot assure this will occur. Further, short-term stock price fluctuations could reduce the program's effectiveness. Under the Stock Repurchase Program, no repurchases were made during 2017 or the first quarter of 2018 and board authorization of $164 million remains available for further stock repurchases.
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
The market price for our common stock has varied between a high closing sales price of $48.60 per share and a low closing sales price of $34.58 per share in the past twenty-four months as of March 31, 2018. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
As of March 31, 2018, the employees at our sites that were party to collective bargaining agreements represented, in the aggregate, approximately 11.2% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not succeed in future attempts to organize our railcar manufacturing employees or employees at our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 7, based on declined industry demand, Ohio Castings was idled in January 2017 and continues to remain idle. The Company expects that Ohio Castings will remain idle through most, if not all, of 2018, subject to re-evaluation based on changes in future demand expectations. Therefore, Ohio Castings performed an analysis of long-lived assets as of December 31, 2017, in accordance with ASC 360, Property, Plant and Equipment. Based on this analysis, Ohio Castings concluded that there was no impairment of its long-lived assets. In turn, ARI evaluated its investment in Ohio Castings and determined there was no impairment. The Company and Ohio Castings will continue to monitor for impairment as necessary.
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
If we fail to maintain adequate internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Although management has concluded that adequate internal control procedures are in place as of March 31, 2018, no system of internal control provides absolute assurance that the financial statements are accurate and free of error.

.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides information with respect to purchases by us of shares of our Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2018 through January 31, 2018	—	$—	—	$163,975,779
February 1, 2018 through February 28, 2018	—	$—	—	$163,975,779
March 1, 2018 through March 31, 2018	—	$—	—	$163,975,779
Total	—		—
(1) - There were no repurchases under the Stock Repurchase Program during the quarter ended March 31, 2018.
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

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	May 1, 2018	By:	/s/ John O'Bryan
John O'Bryan, President and Chief Executive Officer

		By:	/s/ Luke M. Williams
Luke M. Williams, Senior Vice President, Chief Financial Officer and Treasurer