Form 10-Q
period 2018-06-30
American Railcar Industries, Inc.
filed 2018-08-01
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on July 30, 2018 was 19,083,878 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,765	$100,244
Restricted cash	16,606	16,640
Accounts receivable, net	38,249	43,804
Accounts receivable, due from related parties	370	778
Income taxes receivable	18,151	19,115
Inventories, net	77,972	54,147
Prepaid expenses and other current assets	6,283	6,464
Total current assets	261,396	241,192
Property, plant and equipment, net	155,487	162,535
Railcars on lease, net	1,034,331	1,036,414
Goodwill	7,169	7,169
Investments in and loans to joint ventures	21,454	22,571
Other assets	970	3,545
Total assets	$1,480,807	$1,473,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,536	$21,275
Accounts payable, due to related parties	—	41
Accrued expenses, including loss contingency of $6,407 and $6,548 at June 30, 2018 and December 31, 2017, respectively	14,738	12,787
Accrued compensation	11,617	12,874
Short-term debt, including current portion of long-term debt	25,388	25,590
Total current liabilities	79,279	72,567
Long-term debt, net of unamortized debt issuance costs of $4,539 and $4,647 at June 30, 2018 and December 31, 2017, respectively	507,574	520,024
Deferred tax liability	201,682	194,084
Pension and post-retirement liabilities	7,811	8,099
Other liabilities, including loss contingency of $2,237 and $2,283 at June 30, 2018 and December 31, 2017, respectively	14,164	15,118
Total liabilities	810,510	809,892
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,083,878 shares outstanding as of both June 30, 2018 and December 31, 2017	213	213
Additional paid-in capital	239,609	239,609
Retained Earnings	522,037	514,453
Accumulated other comprehensive loss	(5,531)	(4,710)
Treasury Stock	(86,031)	(86,031)
Total stockholders’ equity	670,297	663,534
Total liabilities and stockholders’ equity	$1,480,807	$1,473,426
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Manufacturing (including revenues from affiliates of zero for both the three and six months ended June 30, 2018 and $137 for both of the same periods in 2017)	$89,440	$55,087	$153,581	$115,813
Railcar leasing (including revenues from affiliates of $404 and $816 for the three and six months ended June 30, 2018, respectively, and $223 and $447 for the same periods in 2017)	34,804	33,717	68,925	67,552
Railcar services (including revenues from affiliates of $15 and $17 for the three and six months ended June 30, 2018, respectively, and $4,425 and $10,572 for the same periods in 2017)	22,284	20,216	40,260	40,336
Total revenues	146,528	109,020	262,766	223,701
Cost of revenues:
Manufacturing	(84,207)	(51,121)	(142,390)	(105,680)
Other operating income	57	1,033	44	1,064
Railcar leasing	(13,387)	(11,617)	(26,380)	(23,676)
Railcar services	(18,429)	(16,146)	(34,005)	(33,536)
Total cost of revenues	(115,966)	(77,851)	(202,731)	(161,828)
Gross profit	30,562	31,169	60,035	61,873
Selling, general and administrative	(9,743)	(9,019)	(18,356)	(17,821)
Net gains on disposition of leased railcars	96	—	277	13
Loss on asset impairment	(3,554)	—	(3,554)	—
Earnings from operations	17,361	22,150	38,402	44,065
Interest income (including income from related parties of $192 and $412 for the three and six months ended June 30, 2018, respectively, and $306 and $642 for the same periods in 2017)	496	368	915	741
Interest expense	(5,296)	(5,488)	(10,636)	(11,019)
Other income	1	1,867	1	1,921
Earnings from joint ventures	535	796	1,878	1,346
Earnings before income taxes	13,097	19,693	30,560	37,054
Income tax expense	(3,905)	(8,794)	(8,377)	(15,587)
Net earnings	$9,192	$10,899	$22,183	$21,467
Net earnings per common share—basic and diluted	$0.48	$0.57	$1.16	$1.12
Weighted average common shares outstanding—basic and diluted	19,084	19,084	19,084	19,084
Cash dividends declared per common share	$0.40	$0.40	$0.80	$0.80
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$9,192	$10,899	$22,183	$21,467
Currency translation	(381)	452	(873)	581
Pension plans (1)	25	108	52	216
Short-term investments (2)	—	769	—	(167)
Comprehensive income	$8,836	$12,228	$21,362	$22,097

(1)	Net of tax effect of less than $0.1 million for both the three and six months ended June 30, 2018 and $0.1 million and $0.2 million for the same periods in 2017.

(2)	Net of tax effect of zero for both the three and six months ended June 30, 2018 and $(0.1) million and $0.4 million for the same periods in 2017.

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net earnings	$22,183	$21,467
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	30,573	28,174
Amortization of deferred costs	251	250
Gain on disposal of property, plant, equipment and leased railcars	(267)	(12)
Non-cash impairment on leased railcars	3,554	—
Earnings from joint ventures	(1,878)	(1,346)
Provision for deferred income taxes	7,365	26,720
Items related to investing activities:
Realized gain on short-term investments - available for sale securities	—	(1,823)
Changes in operating assets and liabilities:
Accounts receivable, net	9,188	(393)
Accounts receivable, due from related parties	388	2,357
Income taxes receivable	957	(12,248)
Inventories, net	(26,703)	4,264
Prepaid expenses and other current assets	(503)	235
Accounts payable	6,281	(4,983)
Accounts payable, due to related parties	(41)	(3,065)
Accrued expenses and taxes	707	(8,401)
Other	(688)	956
Net cash provided by operating activities	51,367	52,152
Investing activities:
Purchases of property, plant and equipment	(4,542)	(3,422)
Capital expenditures - leased railcars	(19,269)	(103,765)
Proceeds from the disposal of property, plant, equipment and leased railcars	1,157	73
Proceeds from sale of short-term investments - available for sale securities	—	4,086
Proceeds from repayments of loans by joint ventures	2,953	2,953
Net cash used in investing activities	(19,701)	(100,075)
Financing activities:
Repayments of debt	(12,762)	(12,669)
Payment of common stock dividends	(15,267)	(15,267)
Net cash used in financing activities	(28,029)	(27,936)
Effect of exchange rate changes on cash	(150)	69
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,487	(75,790)
Cash, cash equivalents, and restricted cash at beginning of period	116,884	195,285
Cash, cash equivalents, and restricted cash at end of period	$120,371	$119,495

Balance Sheet Reconciliation:
Cash and cash equivalents	$103,765	$102,811
Restricted cash, refer to Note 9 for discussion of the nature of this balance	16,606	16,684
Total cash, cash equivalents and restricted cash as presented above	$120,371	$119,495

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
The condensed consolidated financial statements of the Company include the accounts of ARI and its material direct and indirect wholly-owned subsidiaries: Castings, LLC (Castings), ARI Component Venture, LLC (ARI Component), ARI Fleet Services of Canada, Inc., ARI Longtrain, Inc. (Longtrain), Longtrain Leasing I, LLC (LLI), Longtrain Leasing II, LLC (LLII), Longtrain Leasing III, LLC (LLIII), ARI Leasing, LLC (ARI Leasing), ARI Railcar Services LLC and Southwest Steel Casting Company, LLC. All intercompany transactions and balances have been eliminated.
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
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows. This ASU requires that the statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the first quarter of 2018 and applied its provisions retrospectively. As a result of this adoption, we no longer show the changes in restricted cash balances as a component of cash flows from financing activities but instead include the balances of restricted cash together with cash and cash equivalents for the beginning and end of the periods presented. The adoption of ASU 2016-18 did not have a material impact on the Company's balance sheet, statement of operations, or statement of comprehensive income, but did result in revisions to the Company's statement of cash flows.
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

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces or supersedes ASC Topic 840, Leases, and is intended to increase the transparency and comparability of accounting for lease transactions. This ASU requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model. Targeted improvements were made to lessor accounting to align, where necessary, with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The FASB has proposed a change that would allow a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. We believe the most significant impact will relate to the recognition of right-of-use assets and lease liabilities on our condensed consolidated balance sheets for long-term operating leases. The Company's assessment and implementation plan will be ongoing during the remainder of 2018 and will include evaluating the impact of this standard on the consolidated financial statements and disclosures.
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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of operations and condensed consolidated balance sheet as of and for the periods ended June 30, 2018 was as follows (in thousands):

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
	As of June 30, 2018
Balance Sheet
Assets
Accounts receivable, net	$38,249	$31,690	$6,559
Inventories	77,972	80,655	(2,683)

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
	For the three months ended June 30, 2018			For the six months ended June 30, 2018
Statement of Operations
Revenues
Railcar Services	$22,284	$20,791	$1,493	$40,260	$37,470	$2,790
Total revenues	146,528	145,035	1,493	262,766	259,976	2,790

Cost of Revenues
Railcar services	(18,429)	(17,415)	(1,014)	(34,005)	(31,579)	(2,426)
Total cost of revenues	(115,966)	(114,952)	(1,014)	(202,731)	(200,305)	(2,426)

Gross profit	30,562	30,083	479	60,035	59,671	364
Earnings from operations	17,361	16,882	479	38,402	38,038	364
Earnings before income taxes	13,097	12,618	479	30,560	30,196	364
Income tax expense	(3,905)	(3,782)	(123)	(8,377)	(8,284)	(93)
Net earnings	9,192	8,836	356	22,183	21,912	271
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
Payment terms for ARI’s products and services do not typically exceed normal payment terms used by the industry, and ARI does not have significant financing components or material collectability concerns in relation to its current contracts. Bill-and-hold arrangements are infrequent, and no bill-and-hold arrangements were in place during the six months ended June 30, 2018.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues from Contracts with Customers (Manufacturing and Railcar Services)	$111,724	$75,303	$193,841	$156,149
Railcar Leasing Segment Revenues	34,804	33,717	68,925	67,552
Total Revenue	$146,528	$109,020	$262,766	$223,701

The following table presents our revenue disaggregated by type of product or service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Railcar Manufacturing	$80,004	$48,872	$135,434	$101,643
Railcar and Industrial Components Manufacturing	9,436	6,215	18,147	14,170
Total Manufacturing (1)	89,440	55,087	153,581	115,813

Railcar Leasing (2)	34,804	33,717	68,925	67,552
Railcar Services (3)	22,284	20,216	40,260	40,336
Total Revenue	$146,528	$109,020	$262,766	$223,701

(1)—	Revenue recognized at a point in time
(2)—	Revenue recognition not in scope of ASC 606
(3)—	Revenue recognized over time
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
The opening and closing balances of the Company's contract balances are presented below (in thousands):

	2018
	January 1	June 30	$ Change
Contract Assets	$3,717	$6,559	$2,842
Contract Liabilities	1,600	1,600	—
The increase in contract assets from January 1, 2018 to June 30, 2018 was due to ramp up of activity at certain repair shops within the Company’s repair network leading to certain work that ARI expects will be completed and billed to customers in the coming months. There was no change in contract liabilities during the six months ended June 30, 2018, as no revenue was recognized in the current reporting period that was in the contract liability balance at the end of the prior period. Additionally, there were no impairments related to contract assets, including bad debt expense, during the six months ended June 30, 2018.
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
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm contractual commitments from customers for which work is partially completed.  As of June 30, 2018, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $241.4 million. Of this total, we expect to recognize $98.0 million into revenue during 2018 and $143.4 million thereafter.
Note 4 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accounts receivable, gross	$39,501	$45,041
Less allowance for doubtful accounts	(1,252)	(1,237)
Total accounts receivable, net	$38,249	$43,804

Note 5 — Inventories, net
Inventories consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$50,906	$33,498
Work-in-process	26,649	22,040
Finished products	3,522	1,813
Total inventories	81,077	57,351
Less reserves	(3,105)	(3,204)
Total inventories, net	$77,972	$54,147
Note 6 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	June 30, 2018	December 31, 2017
	(in thousands)
Operations / Corporate:
Buildings	$186,394	$186,664
Machinery and equipment	233,906	233,025
Land	5,357	5,285
Construction in process	4,570	1,818
	430,227	426,792
Less accumulated depreciation	(274,740)	(264,257)
Property, plant and equipment, net	$155,487	$162,535
Railcar Leasing:
Railcars on lease	$1,174,851	$1,159,868
Less accumulated depreciation	(140,520)	(123,454)
Railcars on lease, net	$1,034,331	$1,036,414
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
As of June 30, 2018, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 6 months of 2018	$65,698
2019	113,777
2020	76,330
2021	57,805
2022	38,206
2023 and thereafter	82,150
Total	433,966

The future contractual minimum rental revenues shown above include total rental revenues from affiliates of $7.0 million. See Note 15, Related Party Transactions for further discussion regarding lease agreements with IELP Entities.
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Total depreciation expense	$15,642	$14,301	$30,573	$28,174
Depreciation expense on leased railcars	$10,194	$8,658	$19,589	$16,894
Asset Impairments
We review our operating assets whenever indicators of impairment may be present.

In 2015, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) and Transport Canada ("TC") each issued rules that established new design standards for tank railcars used in flammable liquids service in North America. In addition to setting standards for newly built tank railcars, the regulations established guidelines for modifying existing tank railcars used in certain flammable liquids service and deadlines for modifying or removing those railcars from service. The deadlines ranged from November 2016 to May 2029, depending on the type of railcar and the nature of commodity carried. The PHMSA rule was subsequently modified by legislation adopted by Congress, and in August 2016, PHMSA amended its earlier rule to incorporate the legislative mandates into the final rule, which included expanded retrofit requirements and a shorter phase out period for the older tank railcars.

During the second quarter of 2018, ARI began negotiating an agreement to sell to a customer certain used tank railcars in ARI’s lease fleet. In a strategic effort to evaluate its lease fleet composition and meet the customer's needs, ARI offered to sell a quantity of railcars from its lease fleet to the customer at a price that was below ARI’s carrying value for those railcars. These railcars are subject to the requirements noted above and will require extensive retrofits in order to continue carrying certain flammable liquids. As of June 30, 2018, ARI deemed it more likely than not that this transaction would occur. Accordingly, ARI determined that an indicator of impairment was present and performed a full impairment analysis on these railcars by calculating their fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. The result of this impairment analysis, which used Level 3 inputs and the market approach for calculating the fair value, was that an impairment loss should be recognized in the amount of $3.6 million, reflected in the results of the Railcar Leasing segment. In addition, at June 30, 2018, all of the criteria for these railcars to be classified as held for sale were not met.

Once ARI had an expectation that, more likely than not, these railcars would be sold for an amount less than their carrying values, ARI believed that an indicator of impairment was now present for other similar railcars within its lease fleet, and as such, ARI reviewed these assets for impairment. For purposes of these analyses, multiple scenarios of net cash flows were modeled using a range of estimates and assumptions, and recoverability tests were performed on all the railcars of this type in the Company's lease fleet. These recoverability tests, performed on an undiscounted cash flows basis in accordance with ASC 360, Property, Plant and Equipment, concluded that the carrying values of the assets were recoverable, and no impairment should be recorded.

The assumptions relied upon for purposes of this impairment analysis were based on management's judgments and estimates of current and future market conditions. Actual results could differ from these estimates, and the Company may incur future impairment losses with respect to this railcar group, particularly if railcars are sold or scrapped sooner than anticipated.
Note 7 — Investments in and Loans to Joint Ventures
As of June 30, 2018, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	June 30, 2018	December 31, 2017
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$5,885	$6,202
Axis	15,569	16,369
Total investments in and loans to joint ventures	$21,454	$22,571
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

Based on expected decline in industry demand, Ohio Castings was idled in January 2017 and continues to remain idle. The Company expects that Ohio Castings will remain idle through all of 2018, and Ohio Castings' status for 2019 will be evaluated based on changes in future demand expectations. Ohio Castings performed an analysis of long-lived assets as of December 31, 2017, in accordance with ASC 360, Property, Plant and Equipment. Based on this analysis, Ohio Castings concluded that there was no impairment of its long-lived assets. In turn, ARI evaluated its investment in Ohio Castings in accordance with ASC 320, Investments - Debt and Equity Securities and determined there was no impairment. As of June 30, 2018, there were no changes in the assumptions used in this analysis or the conclusions reached. The Company and Ohio Castings will continue to monitor for impairment as necessary.
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Results of operations
Revenues	$—	$5	$—	$4,454
Gross (loss) profit	$(425)	$(419)	$(912)	$(2,399)
Net loss	$(202)	$(33)	$(951)	$(2,467)

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

Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During the first six months of 2018 and the full year of 2017, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, including interest, due to ARI Component, was $8.9 million and $11.8 million as of June 30, 2018 and December 31, 2017, respectively. The Company has evaluated this loan to be fully recoverable.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Results of operations
Revenues	$11,553	$11,089	$26,141	$25,455
Gross profit	$2,038	$2,990	$6,154	$7,196
Net earnings	$1,435	$2,161	$4,905	$5,492
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
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and other liabilities and is detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Liability, beginning of period	$8,399	$2,830	$8,838	$2,439
Provision for warranties issued during the period, net of adjustments	296	205	364	234
Adjustments to warranties issued during previous periods	(175)	388	(545)	920
Warranty claims	(132)	(417)	(269)	(587)
Liability, end of period	$8,388	$3,006	$8,388	$3,006
Note 9 — Debt
Subsidiary Lease Fleet Financings
From time to time, the Company, through its wholly-owned subsidiaries LLI, LLII and LLIII, has entered into lease fleet financings to, among other things, support and grow its railcar leasing business. Currently, only the LLIII lease fleet financing remains outstanding. The lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on the subject assets of the respective subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of railcars, railcar leases, receivables and related assets to be transferred to the respective subsidiary without any adverse selection, to cause the manager of the railcars and their related leases, to maintain, lease, and re-lease the respective subsidiary's equipment no less favorably than similar portfolios serviced by the manager, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents. American Railcar Leasing LLC (ARL) historically has acted as the manager under these lease fleet financings. Between June 1, 2017 and April 17, 2018, ARI subcontracted with ARL to provide services to ARL covering the day-to-day management of the LLIII railcars and the leases associated therewith. As of April 17, 2018, ARI became the manager under the LLIII lease fleet financing. See below and Note 15, Related Party Transactions, for further discussion regarding these agreements with ARL and the impact on the Company of the sale of ARL (the ARL Sale) to an unaffiliated third party (Buyer).
January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an indenture, as amended (the Longtrain Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance previous lease fleet financing facilities, resulting in net proceeds of $211.6 million. As of June 30, 2018, there were $162.2 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, compared to $174.9 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, as of December 31, 2017. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Longtrain Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Longtrain Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Longtrain Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. The liquidity reserve amount was $16.6 million as of both June 30, 2018 and December 31, 2017 and is included within 'Restricted cash' on the condensed consolidated balance sheets.
LLIII can now prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date. LLIII can now prepay or redeem the Class A-2 Notes, in whole or in part, on any payment date, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the payment date occurring in January 2022.

The Indenture contains covenants which limit, among other things, LLIII’s ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. LLIII was in compliance with these covenants as of June 30, 2018.
The fair value of the Notes was $543.7 million and $556.6 million as of June 30, 2018 and December 31, 2017, respectively, and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy. See the 'Liquidity and Capital Resources' section for further discussion regarding the Longtrain Indenture.
ARI Lease Fleet Financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million (the amounts extended under this facility, the Revolving Loan) under a credit agreement, as amended (the 2015 Credit Agreement). See the 'Liquidity and Capital Resources' section for further discussion regarding the 2015 Credit Agreement. As of June 30, 2018, the Company had borrowing availability of $200.0 million under this facility.
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
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of June 30, 2018.
As of June 30, 2018 and December 31, 2017, the net book value of the railcars that were pledged as part of the Company's and its subsidiaries' lease fleet financings was $513.9 million and $524.1 million, respectively.
The future contractual minimum rental revenues related to the railcars pledged as of June 30, 2018 are as follows (in thousands):

Remaining 6 months of 2018	$31,584
2019	50,005
2020	29,430
2021	18,890
2022	10,374
2023 and thereafter	10,482
Total	$150,765
The remaining principal payments under the Notes as of June 30, 2018 are as follows (in thousands):

Remaining 6 months of 2018	$12,828
2019	25,507
2020	26,354
2021	26,358
2022	25,852
2023 and thereafter	420,764
Total	$537,663
ARL Sale and Railcar Management Transition Agreement
As previously disclosed, on December 16, 2016, ARI entered into a railcar management transition agreement (the RMTA) with ARL in anticipation of the ARL Sale. The RMTA, among other things, addresses the transition, from ARL to ARI following the ARL Sale, of the management of railcars owned by ARI (the ARI Railcars) and railcars owned by LLIII (the Longtrain Railcars). American Entertainment Properties Corporation (AEPC), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and Buyer and an affiliate of Buyer are also parties to the RMTA for the limited purposes previously disclosed. Immediately prior to the ARL Sale, ARL and its subsidiaries were controlled by Mr. Carl Icahn. Following the ARL Sale, ARL is controlled by Buyer. The ARL Sale was consummated (the ARL Closing) on June 1, 2017 (the ARL Closing Date). In connection with the ARL Closing, the RMTA was amended by a Joinder and Amendment to the RMTA, principally to join ACF Industries, LLC (ACF), a company controlled by Mr. Carl Icahn, as a party thereto, to address certain ACF books and records in the possession of ARL. The Railcar Management Agreement, dated February 29, 2012 (as amended), between ARI and ARL (the ARI RMA), pursuant to which ARL managed the ARI Railcars and marketed them for sale or lease was terminated pursuant to the terms of the RMTA as of the ARL Closing Date. Effective as of the ARL Closing Date, ARI manages the ARI Railcars and markets them for sale or lease.
Pursuant to a Railcar Management Agreement, dated January 29, 2015, between LLIII and ARL (the Longtrain RMA), ARL, as manager, marketed Longtrain Railcars for lease, and also arranged for the operation, storage, re-lease, sublease, service, repair, overhaul, replacement and maintenance of the Longtrain Railcars. In addition, a subsidiary of ARL served as administrator of the accounts used to service the debt under the Longtrain Indenture.
As provided in the RMTA, following the ARL Closing, the Longtrain RMA continued in effect, with ARL remaining as manager of the Longtrain Railcars under the Longtrain RMA and the Longtrain Indenture, until ARI obtained the Noteholder Consent and became the manager of the Longtrain Railcars. The Noteholder Consent was obtained on April 10, 2018 and on April 17, 2018, ARI became the manager of the Longtrain Railcars and the Longtrain RMA was terminated.
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
Note 10 — Income Taxes
The Company’s federal income tax returns for tax years 2014 and beyond remain subject to examination, with the latest statute of limitations expiring in October 2021. Certain of the Company's 2013 state income tax returns and a majority of the Company's state income tax returns for 2014 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2022, upon filing of the Company's 2017 state tax returns. The Company’s foreign subsidiary's income tax returns for 2014 and beyond remain open to examination by foreign tax authorities.
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
During the six months ended June 30, 2018, the Company has not recorded any adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected no later than the fourth quarter of 2018 after the Company files its 2017 federal and state income tax returns.
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
The components of net periodic benefit cost for the pension plans are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Service cost	$84	$89	$169	$177
Interest cost	211	236	421	471
Expected return on plan assets	(281)	(283)	(562)	(565)
Amortization of net actuarial loss/prior service cost	45	184	91	368
Net periodic cost recognized	$59	$226	$119	$451
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
Certain real property ARI acquired from ACF in 1994 are, from time to time, the subject of investigation and remediation activities to address contamination both before and after their transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Substantially all of the issues identified to date with respect to these properties relate to the use of these properties prior to their transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that ARI might incur with respect to those existing issues. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of any investigation or remediation that may be required. Under applicable environmental laws, ARI would be responsible for the cost of any investigation or remediation relating to these properties that may have occurred after their transfer from ACF to ARI. Any of these costs could be material.
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
GyanSys

On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against GyanSys. The complaint asserted a claim against GyanSys for breaching its contract with ARI to implement an enterprise resource planning system. GyanSys denied responsibility and alleged a counterclaim against ARI for breach of contract and wrongful termination, seeking damages of more than $9 million. After a trial completed in August 2017, the court ruled in favor of ARI and against GyanSys, awarding ARI damages, interest and costs of approximately $1.8 million. However, as the amount of this judgment has not been realized, no such recovery has been recorded as of June 30, 2018. ARI has filed a motion to recover its attorneys’ fees and that motion is currently pending. Both parties have filed notices of appeal. Briefing for the appeals is expected to complete by October 15, 2018. As of the date of this report, no date has been set for oral argument.
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
The American Association of Railroads (AAR) issued a Circular Letter and Maintenance Advisory in May 2018 that requires railcar owners to inspect and test the remaining 85% of their subject tank railcars at tank railcar facilities in accordance with the process outlined in the Revised Directive no later than their next qualification, not to exceed 10 years. The tank railcars may continue in service pending inspection by a certified tank facility.
ARI has evaluated its potential exposure related to the Revised Directive and has a loss contingency reserve remaining of $8.6 million to cover its probable and estimable liabilities, as of June 30, 2018, with respect to the Company's response to the Revised Directive. This loss contingency reserve takes into account information available as of June 30, 2018 and ARI's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. This reserve is separated into $6.4 million included in accrued expenses and $2.2 million included in other liabilities on the condensed consolidated balance sheet. This amount will continue to be evaluated as the Company’s and its customers’ compliance with the Revised Directive and the Company's compliance with the settlement agreement progresses. Actual results could differ from this estimate.
It is reasonably possible that a loss exists in excess of the amount accrued by the Company. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency reserve of $8.6 million cannot be reasonably estimated at this time.
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
Note 13 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, related to stock appreciation rights (SARs), and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Share-based compensation expense (income)
Cost of revenues: Manufacturing	$56	$(17)	$3	$(35)
Cost of revenues: Railcar services	—	(1)	—	(3)
Selling, general and administrative	310	(207)	(49)	(434)
Total share-based compensation expense (income)	$366	$(225)	$(46)	$(472)
As of June 30, 2018, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $2.2 million and were expected to be recognized over a weighted average period of 30 months.
Note 14 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2017	$(838)	$(3,872)	$(4,710)
Currency translation	(873)	—	(873)
Reclassifications related to pension plans, net of tax effect of $18 (1)	—	52	52
Balance June 30, 2018	$(1,711)	$(3,820)	$(5,531)

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
ARI purchased $0.7 million and $1.7 million of components from ACF during the three and six months ended June 30, 2018, respectively, and $1.7 million and $3.5 million during the same periods in 2017.
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
Zero revenue was recorded under this agreement for both the six months ended June 30, 2018 and 2017 for sales of railcar components to ACF or for royalties and profits on railcars sold by ACF.
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
For both the three and six months ended June 30, 2018 revenues of less than $0.1 million were recorded under this agreement, compared to $0.1 million and $0.2 million for comparable periods of 2017. This revenue related to profits on repair work performed by ACF and is included under railcar services revenues from affiliates on the condensed consolidated statements of operations.
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
Railcar purchase and sale agreement
On June 28, 2018, ARI Leasing entered into a Railcar Purchase and Sale Agreement (Railcar Purchase and Sale Agreement) with ACF. The Railcar Purchase and Sale Agreement was unanimously approved by the independent directors of ARI’s audit committee.
Subject to the terms and conditions of the Railcar Purchase and Sale Agreement, ARI Leasing has agreed to purchase from ACF certain tank railcars (ACF Tank Railcars) to be manufactured at ACF’s Milton, Pennsylvania facility. The purchase price for the ACF Tank Railcars will be calculated based on ACF’s manufacturing costs with respect to the ACF Tank Railcars plus a certain margin and is subject to certain adjustments, as provided in the Railcar Purchase and Sale Agreement. ACF’s manufacturing costs include ACF’s standard costs for materials, parts, labor, and overhead. Certain of ACF’s start-up expenses related to the manufacture of the ACF Tank Railcars will also be included in the purchase price for the ACF Tank Railcars.
The Railcar Purchase and Sale Agreement prohibits ACF from engaging in the manufacturing or assembly of any railcars other than the ACF Tank Railcars or any other activity that may affect the timely delivery of the ACF Tank Railcars under the Railcar Purchase and Sale Agreement.
ARI Leasing has also agreed to provide ACF with certain designs, engineering, related rights and licenses to use such designs and engineering, and purchasing support necessary to manufacture the ACF Tank Railcars, including with respect to the sourcing of certain materials and components to be incorporated into the ACF Tank Railcars (Materials). ACF may purchase Materials directly from ARI Leasing or ARI Leasing may purchase Materials from third parties on ACF’s behalf.
The Agreement also requires ACF to make commercially reasonable efforts to obtain all appropriate certifications required by the AAR for the manufacturing and sale of the ACF Tank Railcars (AAR Certification) as of such date that ACF commences production of the ACF Tank Railcars and to have obtained the AAR Certification as of the date that the ACF Tank Railcars are delivered to ARI Leasing. ARI Leasing may terminate the Railcar Purchase and Sale Agreement upon ten (10) days’ written notice to ACF should ACF fail to obtain AAR Certification after using its commercially reasonable efforts to do so.
No ACF Tank Railcars were purchased by ARI under the Railcar Purchase and Sale Agreement during the six months ended June 30, 2018 or 2017.
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
Revenues of zero for both the three and six months ended June 30, 2018, compared to $4.2 million and $10.1 million for the same periods in 2017 were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company's Audit Committee.
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

Total lease origination and management fees incurred under the railcar management agreements were zero for both the three and six months ended June 30, 2018, compared to $1.0 million and $2.8 million for the same periods in 2017. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of zero were incurred for both the three and six months ended June 30, 2018 compared to $0.1 million and $0.3 million for the same periods in 2017. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
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
Pursuant to the terms and conditions of the RMTA, AEPC has agreed to (i) undertake certain payment and performance obligations of ARL to ARI and (ii) pay or reimburse, as applicable, certain costs and expenses of ARI incurred in connection with the ARL Sale and the RMTA. In addition, pursuant to the terms and conditions of the RMTA, Buyer and an affiliate of Buyer have agreed to undertake certain payment and performance obligations of ARL to ARI following the closing of the ARL Sale. The amount receivable from AEPC pursuant to the RMTA, which was recorded within accounts receivable, due from related parties on the condensed consolidated balance sheets was zero as of June 30, 2018 and $0.4 million as of December 31, 2017.
The independent directors of the Company’s Audit Committee reviewed the terms and conditions of the RMTA and received advice from independent legal counsel in connection therewith. The Audit Committee unanimously approved the terms and conditions of, and the Company’s entry into, the RMTA and the joinder and amendment thereto.
Agreements with other related parties
Railcar leases
Beginning in 2016, the Company has leased railcars to certain of the IELP Entities under operating lease arrangements. Revenues from railcars leased to certain of the IELP Entities were $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, compared to $0.2 million and $0.4 million for the same periods in 2017. These revenues are included in railcar leasing revenues from affiliates on the condensed consolidated statements of operations. Any related party railcar lease agreements have been, and will be, subject to the approval or review by the independent directors of the Company's Audit Committee.

Railcar services
In conjunction with the ARL Sale, each of AEPC RemainCo LLC (a wholly-owned subsidiary of AEPC) and AEP Rail RemainCo LLC (a wholly-owned subsidiary of AEP Rail Corp.) (each, a RemainCo and, collectively, the RemainCos) retained ownership of certain railcars that had previously been owned by ARL. Each RemainCo is controlled by Mr. Carl Icahn, ARI's principal beneficial stockholder, through IELP. No revenue was recorded related to railcar services performed on these railcars for both the three and six months ended June 30, 2018 compared to $0.1 million for both of the same periods of 2017. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations.
Other Agreements
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 and was renewed in September 2016, with an effective date in December 2015, to among other things, extend the term through May 2019, after which the agreement continues until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $0.9 million and $1.6 million for the three and six months ended June 30, 2018, respectively, compared to $0.6 million and $1.5 million for the same periods in 2017. This agreement was unanimously approved by the independent directors of the Company’s Audit Committee.
Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Fees incurred as a member of the Insight Portfolio Group were less than $0.1 million for both the three months ended June 30, 2018 and 2017 and were $0.1 million for both the six months ended June 30, 2018 and 2017. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with joint ventures
Loans to joint ventures
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the loans from the lending party thereto, with each party acquiring a 50.0% interest in the loans. The balance outstanding on these loans, due to ARI Component, was $8.9 million and $11.8 million as of June 30, 2018 and December 31, 2017, respectively. See Note 7, Investments in and Loans to Joint Ventures, to our condensed consolidated financial statements, for further information regarding this transaction and the terms of the underlying loans.
Railcar component purchases from joint ventures
ARI purchased railcar components from its joint ventures amounting to $3.4 million and $7.1 million for the three and six months ended June 30, 2018, respectively, compared to $4.4 million and $10.6 million for the same periods in 2017.
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

	Three Months Ended June 30, 2018
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$89,440	$2,279	$91,719	$2,269
Railcar leasing (1)	34,804	—	34,804	13,991
Railcar services	22,284	2,107	24,391	2,985
Corporate	—	—	—	(4,534)
Eliminations	—	(4,386)	(4,386)	2,650
Total Consolidated	$146,528	$—	$146,528	$17,361

	Three Months Ended June 30, 2017
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$55,087	$55,442	$110,529	$7,299
Railcar leasing	33,717	—	33,717	18,690
Railcar services	20,216	1,883	22,099	3,329
Corporate	—	—	—	(4,953)
Eliminations	—	(57,325)	(57,325)	(2,215)
Total Consolidated	$109,020	$—	$109,020	$22,150

	Six Months Ended June 30, 2018
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$153,581	$23,054	$176,635	$6,677
Railcar leasing (1)	68,925	—	68,925	31,414
Railcar services	40,260	4,211	44,471	4,681
Corporate	—	—	—	(8,312)
Eliminations	—	(27,265)	(27,265)	3,942
Total Consolidated	$262,766	$—	$262,766	$38,402

	Six Months Ended June 30, 2017
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$115,813	$115,546	$231,359	$16,450
Railcar leasing	67,552	—	67,552	37,500
Railcar services	40,336	2,215	42,551	5,045
Corporate	—	—	—	(9,225)
Eliminations	—	(117,761)	(117,761)	(5,705)
Total Consolidated	$223,701	$—	$223,701	$44,065

(1)—
The earnings from operations for the leasing segment include the impact of an impairment loss recognized on certain railcars within the Company's lease fleet. The impact of the impairment loss was $(3.6) million, net of an intercompany elimination of $8.0 million, for both the three and six months ended June 30, 2018 and zero for the same periods in 2017.

Total Assets	June 30, 2018	December 31, 2017
	(in thousands)
Manufacturing	$222,575	$212,508
Railcar leasing	1,364,687	1,375,315
Railcar services	63,187	59,814
Corporate/Eliminations	(169,642)	(174,211)
Total Consolidated	$1,480,807	$1,473,426
Sales to Related Parties
As discussed in Note 15, Related Party Transactions, ARI has numerous arrangements with related parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Manufacturing	—%	0.1%	—%	0.1%
Railcar leasing	0.3%	0.2%	0.3%	0.2%
Railcar services	—%	4.0%	—%	4.7%
Sales Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for both the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Manufacturing revenues from significant customers	28.4%	34.3%	32.7%	32.5%
Note 17 — Subsequent Events
On July 27, 2018, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of September 7, 2018 that will be paid on September 21, 2018.
The Company has evaluated subsequent events through August 1, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, our plans to address the Federal Railroad Administration (FRA) directive released September 30, 2016 and subsequently revised and superseded on November 18, 2016 (FRA Directive) and the settlement agreement related thereto, the impact of the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) on our business and financial statements, expected future trends relating to our industry, products and markets, the potential impact of regulatory developments, including developments related to the FRA Directive and the related settlement, anticipated customer demand for our products and services, trends relating to our shipments, leasing business, railcar services, revenues, profit margin, capacity, financial condition, and results of operations, trends related to railcar shipments for direct sale versus lease, our backlog and any implication that our backlog may be indicative of our future revenues, our strategic objectives and long-term strategies, our results of operations, financial condition and the sufficiency of our capital resources, our capital expenditure plans, short- and long-term liquidity needs, ability to service our current debt obligations and future financing plans, our Stock Repurchase Program, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and our lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	our prospects in light of the cyclical nature of our business;

•	the health of and prospects for the overall railcar industry;

•	the risk of being unable to market or re-market railcars for sale or lease at favorable prices or on favorable terms or at all;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the risks associated with ongoing compliance with transportation, environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the impact, costs and expenses of any warranty claims to which we may be subject now or in the future;

•	our ability to recruit, retain and train qualified personnel;

•	risks relating to our compliance with, and any developments related to, the FRA Directive and the settlement agreement related thereto;

•
the impact of policies and priorities of certain governments, or other issues, that may cause trade and market conditions that result in fluctuations in the supply and costs of raw materials, including steel and railcar components, or delays in the delivery of such raw materials and components, and their impact on customer demand, our ability to deliver products and services, and our margin;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale;

•	our ability to manage overhead and variations in production rates;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	fluctuations in commodity prices, including oil and gas;

•	the risks associated with our current operations and joint ventures, including anticipated capital needs and production capabilities;

•	uncertainties regarding the 2017 Tax Act or other changes in our tax provisions or positions;

•	the ongoing risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the impact, costs and expenses of any litigation to which we may be subject now or in the future;

•	risks relating to the transition of the management of our railcar leasing business from ARL to in-house following the ARL Sale;

•	risks related to the loss of executive officers;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to support the growth of our lease fleet;

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements.

•	the impact of repurchases pursuant to our Stock Repurchase Program on our current liquidity and the ownership percentage of our principal beneficial stockholder through IELP, Mr. Carl Icahn;

•	the conversion of our railcar backlog into revenues equal to our reported estimated backlog value;

•	the risks and impact associated with any potential joint ventures, acquisitions, strategic opportunities, dispositions or new business endeavors; and

•	the integration with other systems and ongoing management of our enterprise resource planning system
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
EXECUTIVE SUMMARY
We are a prominent North American designer and manufacturer of hopper and tank railcars, which are currently the two largest markets within the railcar industry. We provide our railcar customers with integrated solutions through a comprehensive set of high quality products and related services offered by our three reportable segments: manufacturing, railcar leasing and railcar services. Manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. We use certain of these components in our own railcar manufacturing and/or sell certain of these products to third parties. Railcar leasing consists of railcars manufactured by us or our affiliates that we lease to third parties under operating leases. Railcar services consist of railcar repair, engineering and field services, for our fleet and for other railcar owners. Our business model combines manufacturing, railcar leasing and railcar services and is designed to support the industry with complete railcar solutions over the full life cycle of a railcar.
During the second quarter of 2018, consistent with the two previous quarters, we experienced an increased level of inquiries for a variety of types of hopper and tank railcars. We believe this increase was driven, in part, by a slight improvement in underlying demand with inquiries remaining primarily focused on specialty railcar types. We expect that our total 2018 shipments will not reach the level of total shipments achieved in 2017. Railcar loadings for the six months ended June 30, 2018 as reported by the AAR have generally remained consistent with the prior year, but the number of railcars industry-wide in storage at June 30, 2018 reached its lowest month-end total since late 2015.
We received orders for 1,176 railcars during the second quarter of 2018, which compares favorably to orders, net of cancellations, of 798 railcars received during the second quarter of 2017. The orders we received in the second quarter of 2018 were for a variety of types of hopper and tank railcars for direct sale and lease for delivery in 2018 and 2019. As a result of these orders exceeding our shipments during the quarter, our backlog increased to 3,387 railcars at June 30, 2018.
The flexibility of our workforce and the proximity of our railcar manufacturing facilities and vertically integrated component plants provide us with the ability to adjust our production rates as market demand may dictate. We cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders, shipments, pricing, lease utilization and/or lease rates will be comparable to our historical results or track industry-wide trends.
Our consolidated operating margin was 14.6% for the six months ended June 30, 2018, compared to 19.7% for the same period in 2017, and reflected the competitive pricing environment currently prevalent in the railcar industry and lower production levels at our railcar manufacturing facilities, as well as an impairment loss on certain railcars in our lease fleet. Excluding the impact of this impairment, our consolidated operating margin would have been 16.0% for the six months ended June 30, 2018.

Our earnings for the six months ended June 30, 2018 were supported by our railcar leasing segment, with a lease fleet of 13,341 railcars at June 30, 2018. Total railcar shipments were 933 during the second quarter of 2018, a decrease of 13.3% compared to the same period in 2017. These shipments included 19 railcars built for our lease fleet, representing 2.0% of our total railcar shipments compared to 50.7% for the same period in 2017. During this period of depressed lease rates, our percentage of shipments for our lease fleet was lower than it had been during recent periods partially due to us maintaining a disciplined approach to accepting orders for leased railcars at less than favorable rates and also due to the timing of accepting orders for direct sale for delivery during the second quarter of 2018. To the extent we add orders for railcars to our lease fleet, those orders not only help us to maintain a steady level of production during the manufacturing period, but also help provide future cash flows while the lease fleet continues to maintain a strong utilization rate. Because revenues and earnings related to leased railcars are recognized over the life of a lease, our quarterly and annual results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period.
Since 2011, we have strategically grown our lease fleet to include a mix of tank and hopper railcars for varying service types. The expiration dates of our operating leases for railcars in our lease fleet are spread over the next several years, with no more than 20% of the lease fleet expiring in any single year, which helps mitigate the risks of renewing leases at lower rates or any inability we may experience in renewing leases or re-leasing these railcars. Our backlog of 3,387 railcars includes 1,041 railcars we currently expect to build for our lease fleet. With our current liquidity of $303.8 million, including $200.0 million available under our revolving credit facility, and additional unencumbered railcars available to borrow against, we have the ability to grow our lease fleet further as demand dictates.
Our railcar services business continues to support the industry, offering repair services over the railcar life cycle. Our tank railcar manufacturing facility provides us additional flexibility not only to produce railcars, but also to perform traditional repair and retrofit services in a production line set-up. We have been ramping up retrofit projects for third parties during 2018 that will continue for the balance of the year.
As discussed in Note 12, Commitments and Contingencies, in connection with the Federal Railroad Administration’s (FRA) Railworthiness (RWD) Directive No. 2016-01 [Revised] (the Revised Directive) and our settlement agreement with the FRA related thereto, a loss contingency reserve of $8.6 million was recorded at June 30, 2018 related to our probable and estimable liabilities with respect to our compliance with the Revised Directive and related settlement agreement. We continue to monitor this contingency and refine our estimates as necessary. In addition to the requirements of the Revised Directive and the related settlement agreement, we are subject to regulation by governmental, regulatory, and industry authorities and by federal, state, local, and foreign agencies. Despite our intention to comply with these laws and regulations in an efficient manner, our compliance efforts may prove to require more resources than we currently anticipate. We may also be subject to increased regulatory scrutiny, whether due to our ongoing compliance with the Revised Directive and the related settlement agreement, or otherwise.
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

RESULTS OF OPERATIONS
Three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017
Consolidated Results

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$89,440	$55,087	$34,353	62.4	$153,581	$115,813	$37,768	32.6
Railcar leasing	34,804	33,717	1,087	3.2	68,925	67,552	1,373	2.0
Railcar services	22,284	20,216	2,068	10.2	40,260	40,336	(76)	(0.2)
Total revenues	$146,528	$109,020	$37,508	34.4	$262,766	$223,701	$39,065	17.5
Cost of revenues:
Manufacturing	$(84,207)	$(51,121)	$(33,086)	64.7	$(142,390)	$(105,680)	$(36,710)	34.7
Other operating income	57	1,033	(976)	*	44	1,064	(1,020)	*
Railcar leasing	(13,387)	(11,617)	(1,770)	15.2	(26,380)	(23,676)	(2,704)	11.4
Railcar services	(18,429)	(16,146)	(2,283)	14.1	(34,005)	(33,536)	(469)	1.4
Total cost of revenues	$(115,966)	$(77,851)	$(38,115)	49.0	$(202,731)	$(161,828)	$(40,903)	25.3
Selling, general and administrative	(9,743)	(9,019)	(724)	8.0	(18,356)	(17,821)	(535)	3.0
Net gains on disposition of leased railcars	96	—	96	*	277	13	264	*
Loss on asset impairment	(3,554)	—	(3,554)	*	(3,554)	—	(3,554)	*
Earnings from operations	$17,361	$22,150	$(4,789)	(21.6)	$38,402	$44,065	$(5,663)	(12.9)
* - Not Meaningful
Revenues
Our total consolidated revenues for the three and six months ended June 30, 2018 increased by 34.4% and 17.5%, respectively, compared to the same periods in 2017. These increases were primarily due to increased revenues in our manufacturing segment.
During the three months ended June 30, 2018, we shipped 914 direct sale railcars, which excludes 19 railcars (2.0% of total shipments) built for our lease fleet, compared to 531 direct sale railcars for the same period of 2017, which excludes 545 railcars (50.7% of total shipments) built for our lease fleet.
During the six months ended June 30, 2018, we shipped 1,530 direct sale railcars, which excludes 214 railcars (12.3% of total shipments) built for our lease fleet, compared to 1,080 direct sale railcars for the same period of 2017, which excludes 1,147 railcars (51.5% of total shipments) built for our lease fleet.
Manufacturing revenues increased by 62.4% during the three month period ended June 30, 2018 compared to the same period in 2017. This change included a 99.4% increase due primarily to increased hopper and tank railcar shipments for direct sale and, to a lesser extent, higher revenues from material cost changes that we generally pass through to customers. In total, we shipped 383 more direct sale railcars during the three month period ended June 30, 2018 compared to the same period in 2017. These increases were partially offset by a 37% decrease resulting from lower selling prices due to the mix of types of hopper and tank railcars shipped during the second quarter of 2018 compared to the second quarter of 2017 and more competitive pricing across the North American railcar market.
Manufacturing revenues increased by 32.6% during the six month period ended June 30, 2018 compared to the same period in 2017. This change included a 52.4% increase due primarily to increased hopper and tank railcar shipments for direct sale and, to a lesser extent, higher revenues from material cost changes that we generally pass through to customers. In total, we shipped 450 more direct sale railcars during the six month period ended June 30, 2018 compared to the same period in 2017. These increases were partially offset by a 19.8% decrease resulting from lower selling prices due to the mix of types of hopper and tank railcars shipped during the first six months of 2018 compared to the first six months of 2017 and more competitive pricing across the North American railcar market.
Railcar leasing revenues increased by 3.2% and 2.0% during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 due primarily to an increase in the number of railcars in our lease fleet, partially offset by a decline in weighted average lease rates for new railcars for lease, leased railcars being assigned to other customers, and lease renewals combined with the impact of railcars off lease, compared to the same periods in 2017. The lease fleet grew to 13,341 railcars at June 30, 2018 from 12,414 railcars at June 30, 2017.

Railcar services revenues increased by 10.2% for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to increased revenue generated from retrofit projects, partially offset by lower demand for traditional repair services including our mobile repair operations. Railcar services revenues decreased 0.2% for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to decreased demand for traditional repair services, including from our mobile repair operations and the use of some repair capacity for reassignment work for our lease fleet, which results in intercompany revenue that is eliminated in consolidation, partially offset by increased revenue generated from retrofit projects. Our tank railcar manufacturing facility provides us the flexibility not only to produce railcars, but also to perform repair and retrofit services in a production line set-up, offering another option for us to meet our customers' repair needs.
Cost of revenues
Our total consolidated cost of revenues increased by 49.0% and 25.3% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 due primarily to increased cost of revenues in our manufacturing segment, along with increases in our railcar leasing and railcar services segment.
Cost of revenues increased for our manufacturing segment by 64.7% and 34.7% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, including increases of 101.6% and 53.5%, respectively, driven primarily by higher railcar shipments for direct sale and, to a lesser extent, higher material costs for key components and steel. These higher material costs are also reflected as an increase in selling prices as our practice is to generally pass changes in these costs through to the customer. These increases to cost of revenues were partially offset by decreases of 36.9% and 18.8% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, due to the mix of railcars shipped during these periods as compared to the same periods of 2017.
Cost of revenues for our railcar leasing segment increased by 15.2% and 11.4% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily as a result of an increase in the number of railcars in our lease fleet, as discussed above, and increased maintenance costs associated with both our growing lease fleet and certain railcars being reassigned to other lessees.
Cost of revenues for our railcar services segment increased by 14.1% and 1.4% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to increased demand for retrofit projects, and an unfavorable mix of repair work causing inefficiencies at certain repair facilities during 2018.
Loss on asset impairment
During the second quarter of 2018, we recorded an impairment loss of $3.6 million on certain railcars within our lease fleet. See Note 6 - "Property, Plant, Equipment and Railcars on Leases, net" for further details of the facts and circumstances surrounding this impairment and the analysis performed.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative expenses were $9.7 million and $18.4 million for the three and six months ended June 30, 2018, respectively, compared to $9.0 million and $17.8 million for the same periods in 2017. These increases were primarily due to increased compensation costs relating to additional personnel hired to increase our sales and marketing team and other supporting groups in connection with transitioning our lease fleet management in-house. In 2017, prior to the sale of ARL, most of these expenses were paid for through the management fee paid to ARL, which was recorded as cost of revenues in the railcar leasing segment.
For the three months ended June 30, 2018, these increases also were driven by higher expenses for share-based compensation, resulting from fluctuations in our stock price, but were partially offset by decreased legal expenses. For the six months ended June 30, 2018, these increases were also driven by higher expenses for share-based compensation but were partially offset by decreased commission, legal, and bad debt expenses.

Interest expense
Our total consolidated interest expense decreased by $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These decreases were primarily driven by lower average debt balances during these periods of 2018 compared to the same periods in 2017.
Earnings from Joint Ventures
The breakdown of our earnings from joint ventures during the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Ohio Castings	$(67)	$(11)	$(56)	$(317)	$(823)	$506
Axis	602	807	(205)	2,195	2,169	26
Total Earnings from Joint Ventures	$535	$796	$(261)	$1,878	$1,346	$532
Our joint venture earnings were $0.5 million and $1.9 million for the three and six months ended June 30, 2018, respectively, compared to earnings of $0.8 million and $1.3 million for the same periods in 2017. Our Ohio Castings joint venture, which was idled in early 2017, incurring ramp down costs, remains idled and continues to generate losses. We expect that Ohio Castings will remain idle through all of 2018, subject to re-evaluation in 2019 based on changes in demand expectations. We do not expect the idling to have a significant impact to our operations or supply chain, as we expect to fulfill our castings requirements from third party vendors.
Earnings from our Axis joint venture decreased during the three months ended June 30, 2018 compared to the same period in 2017 due primarily to lower production levels as a result of decreased demand. Earnings from our Axis joint venture increased slightly during the six months ended June 30, 2018 compared to the same period in 2017 due primarily to continued profitability and lower interest expense resulting from lower debt levels, partially offset by decreased demand.
Income Tax Expense
Our income tax expense was $3.9 million, or 29.8% of our earnings before income taxes, and $8.4 million, or 27.4% for the three and six months ended June 30, 2018, respectively, compared to $8.8 million, or 44.7% of our earnings before income taxes, and $15.6 million or 42.1% for the same periods in 2017. Our annual effective tax rate in 2018 is lower than our 2017 rate primarily due to the reduction in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 effective for calendar year 2018. Furthermore, based upon our accounting policy for the realization of deferred tax assets, our 2017 effective tax rate was impacted by the recognition of a valuation allowance against our capital loss carryforward. This discrete item impacted our tax rate by $1.1 million or a 5.1% and 2.7% increase to the tax rate for the three and six months ended June 30, 2017, respectively. Our annual effective tax rate is impacted by fluctuations in our state effective tax rates as it is based on our estimates for allocation and apportionment that may be different than actual results and may vary from year to year.
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

	Three Months Ended June 30,
	2018			2017
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$89,440	$2,279	$91,719	$55,087	$55,442	$110,529	$(18,810)
Railcar leasing	34,804	—	34,804	33,717	—	33,717	1,087
Railcar services	22,284	2,107	24,391	20,216	1,883	22,099	2,292
Eliminations	—	(4,386)	(4,386)	—	(57,325)	(57,325)	52,939
Total Consolidated	$146,528	$—	$146,528	$109,020	$—	$109,020	$37,508

	Six Months Ended June 30,
	2018			2017
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$153,581	$23,054	$176,635	$115,813	$115,546	$231,359	$(54,724)
Railcar leasing	68,925	—	68,925	67,552	—	67,552	1,373
Railcar services	40,260	4,211	44,471	40,336	2,215	42,551	1,920
Eliminations	—	(27,265)	(27,265)	—	(117,761)	(117,761)	90,496
Total Consolidated	$262,766	$—	$262,766	$223,701	$—	$223,701	$39,065

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Earnings (Loss) from Operations
Manufacturing	$2,269	$7,299	$(5,030)	$6,677	$16,450	$(9,773)
Railcar leasing (1)	13,991	18,690	(4,699)	31,414	37,500	(6,086)
Railcar services	2,985	3,329	(344)	4,681	5,045	(364)
Corporate	(4,534)	(4,953)	419	(8,312)	(9,225)	913
Eliminations	2,650	(2,215)	4,865	3,942	(5,705)	9,647
Total Consolidated	$17,361	$22,150	$(4,789)	$38,402	$44,065	$(5,663)

(1)—
The earnings from operations for the leasing segment include the impact of an impairment loss recognized on certain railcars within the Company's lease fleet. The impact of the impairment loss was $(3.6) million, net of an intercompany elimination of $8.0 million, for both the three and six months ended June 30, 2018 and zero for the same periods in 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Operating Margins
Manufacturing	2.5%	6.6%	3.8%	7.1%
Railcar leasing (1)	40.2%	55.4%	45.6%	55.5%
Railcar services	12.2%	15.1%	10.5%	11.9%

(1)—
The leasing segment operating margins include the impact of an impairment loss recognized on certain railcars within the Company's lease fleet. The impact of the impairment loss on the leasing segment operating margins was (10.2)% and (5.2)% for the three and six months ended June 30, 2018, respectively, and zero for the same periods in 2017.

Manufacturing
Our manufacturing segment revenues, including revenues for railcars built for our lease fleet, decreased by $18.8 million and $54.7 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These decreases in revenues were primarily due to a decrease in railcar shipments for our lease fleet and a decrease in average selling prices due to a shift in mix of railcars shipped as well as more competitive pricing for both hopper and tank railcars, partially offset by an increase in railcar shipments for direct sale. This change in mix of railcars shipped impacts manufacturing revenues because hopper railcars generally sell at lower prices than tank railcars due to less material and labor content.
During the second quarter of 2018, we shipped 933 railcars, including 19 railcars built for our lease fleet, compared to 1,076 railcars, including 545 railcars built for our lease fleet for the same period of 2017. During the first six months of 2018 we shipped 1,744 railcars, including 214 railcars built for our lease fleet, compared to 2,227 railcars, including 1,147 railcars built for our lease fleet for the same period of 2017.
Manufacturing segment revenues for the three and six months ended June 30, 2018 included revenues of $1.9 million and $22.4 million, respectively, relating to railcars built for our lease fleet compared to $54.6 million and $113.8 million for the same periods in 2017. These decreases in revenues related to railcars built for our lease fleet was due to lower quantities of both tank and hopper railcars shipped for lease as available lease rates in the railcar market made certain opportunities for leasing railcars less appealing given our disciplined approach to investing capital in our lease fleet. These revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with monthly lease revenues. Railcars built for the lease fleet represented 2.0% and 12.3% of our railcar shipments during the three and six months ended June 30, 2018, respectively, compared to 50.7% and 51.5% of our railcar shipments during the same periods in 2017.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs and profit for railcars manufactured for our railcar leasing segment, decreased by $5.0 million and $9.8 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Profit on railcars built for our lease fleet, which is eliminated in consolidation, was $0.1 million and $1.5 million for the three and six months ended June 30, 2018, respectively, compared to $4.8 million and $10.9 million for the same periods in 2017. The profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Operating margin from our manufacturing segment decreased to 2.5% and 3.8% for the three and six months ended June 30, 2018, respectively, compared to 6.6% and 7.1% for the same periods in 2017. The decreases for both earnings from operations and operating margin were primarily due to decreased railcar shipments, higher costs associated with lower production volumes and more competitive pricing for both tank and hopper railcars.
Railcar Leasing
Our railcar leasing segment revenues for the three and six months ended June 30, 2018 increased by $1.1 million and $1.4 million, respectively, compared to the same periods in 2017. The increases in revenues were driven by an increase in railcars on lease with third parties, partially offset by a decline in weighted average lease rates.
For the three and six months ended June 30, 2018, our railcar leasing segment revenues included transactions with affiliates totaling $0.4 million, or 0.3% of our total consolidated revenues, and $0.8 million, or 0.3% of our total consolidated revenues, respectively. For the three and six months ended June 30, 2017, our railcar leasing segment revenues included transactions with affiliates of $0.2 million, or 0.2% of our total consolidated revenues, and $0.4 million, or 0.2%, of our total consolidated revenues, respectively.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, decreased by $4.7 million and $6.1 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Operating margin from our railcar leasing segment decreased to 40.2% and 45.6% for the three and six months ended June 30, 2018, respectively, compared to 55.4% and 55.5% for the same periods in 2017. These decreases were primarily due to a $3.6 million impairment loss recognized during the current period on certain railcars in our lease fleet, as well as increased maintenance costs and lower lease rates on certain renewals and reassignments. The impairment loss resulted in a 10.2% and 5.2% decrease to operating margin, for the three and six months ended June 30, 2018, respectively.
Railcar Services
Our railcar services segment revenues increased by $2.3 million and $1.9 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These increases were primarily due to increased revenue from retrofit projects, as well as increased intercompany revenue for lease fleet reassignment work for our leased railcars that is eliminated in consolidation, both partially offset by decreased demand for traditional repair services, including from our mobile repair operations.
For both the three and six months ended June 30, 2018, our railcar services segment revenues included transactions with affiliates totaling less than $0.1 million, or less than 0.1% of our total consolidated revenues compared to $4.4 million, or 4.0% of our total consolidated revenues, and $10.5 million, or 4.7% of our total consolidated revenues for the same periods in 2017.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, decreased to $3.0 million and $4.7 million for the three and six months ended June 30, 2018, respectively, compared to $3.3 million and $5.0 million for the same periods of 2017. Operating margins for this segment were 12.2% and 10.5% for the three and six months ended June 30, 2018, respectively, compared to 15.1% and 11.9% for the same periods in 2017. These decreases were primarily due to an unfavorable mix of work as well as costs incurred as we ramp up retrofit projects.
BACKLOG
We define backlog as the number and estimated market value of new railcars that our customers have committed in writing to purchase or lease from us that have not been shipped, net of cancellations. As of June 30, 2018, our total backlog was 3,387 railcars, of which we currently expect 2,346 railcars with an estimated market value of $213.9 million to be for direct sale and 1,041 railcars with an estimated market value of $121.9 million to be added to our lease fleet. As of December 31, 2017, our total backlog was 1,940 railcars, of which we expected 1,551 railcars with an estimated market value of $132.8 million to be direct sales and 389 railcars with an estimated market value of $39.8 million to be added to our lease fleet. Our entire backlog at June 30, 2018 related to railcar orders for non-affiliated customers. Our backlog does not include any railcars that will be produced by our affiliate, ACF, and purchased by us.
Railcars for Sale. As of June 30, 2018, 69.3% of the total number of railcars in our backlog were expected to be railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.
Railcars for Lease. As of June 30, 2018, 30.7% of the total number of railcars in our backlog were expected to be added to our lease fleet, all of which we will directly manufacture. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2018, we had net working capital of $182.1 million, including $103.8 million of cash and cash equivalents. As of June 30, 2018, we had $533.0 million of debt outstanding, net of unamortized debt issuance costs of $4.5 million under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII), and we also had $200.0 million available to us under a revolving loan, as discussed further below.

Outstanding and Available Debt
Subsidiary lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. LLIII issued $625.5 million in aggregate principal amount of notes, pursuant to an Indenture, as amended (the Longtrain Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (the Class A-1 Notes and the Class A-2 Notes, collectively, the Notes). As of June 30, 2018, there were $162.2 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Longtrain Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. The liquidity reserve amount was $16.6 million as of both June 30, 2018 and December 31, 2017 and is included within restricted cash on the condensed consolidated balance sheets.
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
On April 17, 2018, LLIII entered into (i) a First Indenture Supplement with U.S. Bank National Association, as indenture trustee (the Indenture Supplement) that amended the Longtrain Indenture and (ii) a Railcar Management Agreement with the Company (the Longtrain-ARI RMA). LLIII also became a pledgor under the New Collateral Agency Agreement (as defined below) and a party to the New Lease Administration Agreement (as defined below). LLIII was permitted to take these actions after it received the consent of the holders of approximately 88% in aggregate principal balance of its unpaid and outstanding Notes on April 10, 2018.
The Indenture Supplement permits the Company to act as the manager of the railcars that serve as collateral under the Longtrain Indenture and permits LLIII to enter into the Longtrain-ARI RMA, the New Collateral Agency Agreement and the New Lease Administration Agreement.
Under the Longtrain-ARI RMA, the Company, as manager, will manage, operate, market, store, lease, re-lease, sublease, service, repair, overhaul, replace, and maintain the railcars on behalf of LLIII. The Company will receive a management fee based on the lease revenues generated by the Longtrain Railcars that are managed by the Company and will also be reimbursed for certain of its expenses and other services. The Longtrain-ARI RMA continues until terminated pursuant to its terms.
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
On April 17, 2018, the Company entered into a First Amendment to Credit Agreement, Chattel Mortgage and Security Agreement, with Credit Agricole Corporate and Investment Bank, as administrative agent, and the financial institutions party thereto, as lenders (the ARI Revolver Amendment) on April 17, 2018. The ARI Revolver Amendment amends the 2015 Credit Agreement to permit (i) the Company's withdrawal from the Collateral Agency Agreement dated as of July 20, 2004, among the Company, ARL, as manager, U.S. Bank National Association, as collateral agent and each manager and pledgor that became parties thereto from time to time (the Initial Collateral Agency Agreement) and the Company's entry into a new Collateral Agency Agreement, by and among the Company, as manager, U.S. Bank National Association, as collateral agent, and each other manager and pledgor that becomes party thereto from time to time (the New Collateral Agency Agreement) and (ii) the appointment of an indirect subsidiary controlled by the Company as a new lease administrator and the appointment of a new bank pursuant to a new Lease Administration Agreement, by and among the Company, the lease administrator, and U.S. Bank National Association (the New Lease Administration Agreement). The Company withdrew from the Initial Collateral Agency Agreement and entered into the New Collateral Agency Agreement and New Lease Administration Agreement on April 17, 2018.
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$51,367	$52,152	$(785)
Investing activities	(19,701)	(100,075)	80,374
Financing activities	(28,029)	(27,936)	(93)
Effect of exchange rate changes on cash and cash equivalents	(150)	69	(219)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,487	$(75,790)	$79,277

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, inventory levels, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the six months ended June 30, 2018 decreased slightly to $51.4 million from $52.2 million for the same period in 2017.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the six months ended June 30, 2018 was $19.7 million compared to $100.1 million in the same period in 2017. The decrease was primarily a result of a decrease in the number of railcar shipments for lease during the first six months of 2018 compared to the same period in 2017.
Net Cash Used In Financing Activities
Our net cash used in financing activities, comprised of debt repayments and dividends paid, for the six months ended June 30, 2018 was $28.0 million, compared to $27.9 million for the same period in 2017.
Capital Expenditures
We continuously evaluate facility requirements based on our strategic plans, production requirements and market demand and may elect to change our level of capital investments depending on these factors. These investments are all based on an analysis of the estimated rates of return and impact on our profitability. We continue to pursue opportunities to reduce our costs through continued vertical integration of component parts. From time to time, we may expand our business by acquiring other businesses or pursuing other strategic growth opportunities including, without limitation, joint ventures.
Capital expenditures for the six months ended June 30, 2018 were $19.3 million for manufacturing railcars for lease to others to expand our business and $4.5 million for capital projects that we expect will maintain equipment, improve efficiencies, further enhance the quality of our products and services, and reduce costs. We expect these types of capital expenditures will continue for the remainder of 2018, and we expect that our full year 2018 expenditures will be approximately $130 to $140 million, which represents an increase over our previous estimates, reflective primarily of additional lease orders that we have secured from third party customers. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services.
Future Liquidity
As of June 30, 2018, our current liquidity of $303.8 million consisted of our existing cash and cash equivalents balance, anticipated cash flows from operations, and borrowing availability of $200.0 million under the 2015 Credit Agreement. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business, in connection with demand.
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
Other potential projects, including possible strategic transactions that could complement and expand our business, will be evaluated to determine if the project or opportunity is right for us. We anticipate that any future expansion of our business will be financed through existing resources, cash flow from operations, term debt associated directly with that project or other new financing. We cannot guarantee that we will be able to meet existing financial covenants or obtain term debt or other new financing on favorable terms, if at all. Our liquidity will be impacted to the extent additional stock repurchases are made under our Stock Repurchase Program noted below.
Stock Repurchase Program
On July 28, 2015, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. There were no repurchases during the six months ended June 30, 2018. To date, we have repurchased 2,268,419 shares for $86.0 million under the Stock Repurchase Program. Board authorization for $164.0 million remains available for further stock repurchases.
Contractual Obligations and Contingencies
As of June 30, 2018, our gross outstanding debt decreased to $537.7 million from $550.4 million as of December 31, 2017, primarily in connection with principal payments made on the Notes in accordance with the terms of the Longtrain Indenture. See Notes 9 - 12 to the condensed consolidated financial statements for a discussion of the status of other contingencies and contractual obligations. Our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
The market for hopper and tank railcars currently is beginning to show signs of recovery based on recent industry order activity being at its highest level since 2014 and a decline in railcars in storage over the first half of 2018. We cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders, shipments, pricing, lease utilization and/or lease rates will be comparable to our historical results or track industry-wide trends.
Our failure to obtain new orders could materially adversely affect our business, financial condition and results of operations, and may be exacerbated to the extent that our backlog is depleted if shipments of railcars outpace new orders. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services, reduced backlog and adjustments in production at our railcar facilities. For example, a change in environmental regulations, oil prices, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could impact demand for railcars in the energy transportation industry.
Further, a change in our product or customer mix due to cyclical shifts in demand could have an adverse effect on our profitability. We have several different railcar types in our hopper and tank railcar families that we manufacture and lease. In addition, we repair a variety of railcars. The demand for specific types of these railcars varies from time to time. These shifts in demand or other pricing pressures during downturns could affect our margins and could have an adverse effect on our profitability. If we fill our production capacity at lower margins and then a cyclical shift occurs, we may be unable to take advantage of higher margins when they become available. In addition, if we fail to manage our overhead costs and variations in production rates, our business could suffer.
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
Our business is subject to various laws, rules and regulations administered by authorities in jurisdictions in which we do business. In North America, our railcar lease fleet and manufacturing and repair operations are subject to safety, operations, maintenance and mechanical standards, rules and regulations enforced by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the FRA, Transport Canada, and the AAR. State and provincial agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and railcar lease fleet may be adversely impacted by new rules and regulations or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives.
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
We depend on skilled labor in our manufacturing and other businesses. Due to the competitive nature of the labor markets in which we operate and the cyclical nature of the railcar industry, the resulting employment cycle increases our risk of not being able to recruit, train, and retain the personnel we require, particularly when the economy expands, production rates are high, we add capacity that requires increased staffing, or competition for such skilled labor increases. These risks are exacerbated during periods of low unemployment rates, which we are currently experiencing, in areas where we seek to recruit employees. Our costs to recruit, train and retain necessary, qualified personnel may exceed our forecasts. Our inability to recruit, train, and retain adequate numbers of qualified personnel on a timely basis could negatively impact the quality of our manufacturing and railcar services processes, jeopardize our return on investment for capital expenditures intended to expand our business, and materially adversely affect our business, financial condition and results of operations.
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

The AAR issued a Maintenance Advisory in May 2018 that requires railcar owners to inspect and test the remaining 85% of their subject tank railcars at tank railcar facilities in accordance with the process outlined in the Revised Directive no later than their next qualification, not to exceed 10 years. The tank railcars may continue in service pending inspection by a certified tank facility.
In accordance with accounting principles generally accepted in the United States of America, as of June 30, 2018, our loss contingency of $8.6 million covers our probable and estimable liabilities with respect to our response to the Revised Directive, taking into account then available information and our contractual obligations in our capacity as both a manufacturer and owner of railcars subject to the Revised Directive.
It is reasonably possible that a loss exists in excess of the amount accrued by the Company. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency of $8.6 million cannot be reasonably estimated at this time. We cannot assure you that the amount of our loss contingency accrual is adequate to cover our actual costs and losses. Such costs may be substantial and may not be adequately covered by insurance, if at all, and could include costs relating to, among others:

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
The cost of raw materials, including steel, and components used in the production of our railcars, represents a significant amount of our direct manufacturing costs per railcar. We generally include provisions in our railcar sales and leasing contracts that allow us to adjust prices as a result of increases and decreases in the cost of certain raw materials and components. From time to time, based on market conditions, we also enter into orders where such changes in material costs are not passed on to customers. The number of customers or orders for which we are not able to pass on price increases may increase in the future, which could adversely affect our operating margins and cash flows. If we are not able to pass on price increases to our customers, we may lose railcar orders or enter into contracts with less favorable contract terms such as contracts with fixed pricing provisions where material costs changes are not passed on to customers, any of which could materially adversely affect our business, financial condition and results of operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our railcars or our railcar or industrial components, could materially adversely affect our business, financial condition and results of operations. Such price increases could reduce demand for our railcars or component products. Deliveries of raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation and trade policies. Trade restrictions or tariffs against items we source from foreign manufacturers could increase the cost, delay shipping or reduce the supply of materials available to us or may require us to modify our current business practices, any of which could materially adversely affect our prospects, business, financial condition and results of operations.
The variable needs of our railcar customers, the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale, all may cause our revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our quarterly and annual results.
Our results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that may vary greatly quarter to quarter and year to year. In addition, because revenues and earnings related to leased railcars are recognized over the life of the lease, our quarterly results may vary depending on the mix of railcars for lease versus railcars for direct sale that we ship during a given period. Demand for new railcars versus re-leased railcars may vary as well and may cause fluctuations in our backlog and negatively impact lease fleet utilization rates. Customers may decide to lease or buy our railcars based on many factors including tax and accounting considerations, interest rates, and operational flexibility. We have no control over these external considerations and changes in these factors could impact demand for our railcars for sale or lease. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determine when we record the revenues associated with our railcar sales or leases.
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
Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of other economic factors that are beyond our control. Worldwide economic, political and military events, including war, trade war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (OPEC), have contributed, and are likely to continue to contribute, to price and volume volatility. Most recently, the increasing global supply of oil in conjunction with weakening demand from slowing economic growth in Europe and Asia has created downward pressure on crude oil prices. Changes in environmental or governmental regulations, pipeline capacity, the price of crude oil and gas and related products and other factors have reduced, and may continue to reduce demand for railcars in the energy transportation industry, including our primary railcar products, and have a material adverse effect on our financial condition and results of operations.
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
The impact of recently enacted U.S. tax laws is not yet finalized.
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
State effective tax rates can fluctuate year-to-year as a result of allocation and apportionment changes due to the geographic mix of the Company's revenues and railcar shipments. The Company uses prior year estimates for projections until current year results can be reasonably determined to provide adjustments to the state effective tax rate.
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
Affiliates of Mr. Carl Icahn accounted for approximately 0.3% and 0.3% for the three and six months ended June 30, 2018, respectively, and accounted for approximately 4.4% and 5.0% for the same periods in 2017. This revenue in 2018 is primarily attributable to railcars leased to certain of the IELP Entities, and in 2017 was primarily attributable to railcar services provided to ARL. Upon consummation of the ARL Sale as of June 1, 2017, ARL is no longer affiliated with us or Mr. Carl Icahn. ARL has no obligation to purchase our railcars or services and we cannot assure you that we will receive any revenues from ARL in the future. Our revenue from affiliates also has been and could continue to be generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have a repair services and support agreement and license with ACF, under which we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we from time to time, purchase from and sell to ACF certain parts for railcars. In addition, pursuant to the Railcar Purchase and Sale Agreement we entered into with ACF in June, 2018, we have agreed to purchase certain tank railcars from ACF for our lease fleet. To the extent our relationships with Mr. Carl Icahn or companies affiliated with him change, our business, financial condition and results of operations could be materially adversely affected.
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
In anticipation of the sale of ARL (the ARL Sale) to an unaffiliated third party (the Buyer) on June 1, 2017, we entered into a railcar management transition agreement (the RMTA) to manage the transition, from ARL to us, of the management of railcars owned by us and our subsidiaries. The RMTA, among other things, (i) permits us to assume the management of our railcars following the consummation of the ARL Sale; (ii) requires us to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of railcars owned by our subsidiary, Longtrain Leasing III, LLC (LLIII) under that certain Indenture, dated January 29, 2015, between LLIII and U.S. Bank National Association, as indenture trustee, as amended (the Longtrain Indenture), and certain related documents; and (iii) requires ARL to transfer to us certain books and records and electronic data with respect to our railcars and leasing business and otherwise assist in the transfer of the management of the leasing business to us. The Noteholder Consent was obtained on April 10, 2018, and, on April 17, 2018, ARI became the manager of the LLIII railcars and the railcar management agreement with ARL was terminated.
The ARL Sale was completed on June 1, 2017. The process of transitioning the management of our leasing business may cause confusion among our customers, and may lead our customers to attempt to negotiate changes in our existing relationships or cause them to consider entering into business relationships with other parties, including ARL, under the Buyer's management, to our detriment. Further, we have engaged, and continue to engage, in a process to separate documentation of our leases from ARL’s leases. This process requires the cooperation of our leasing customers, may take significant time to complete, and may involve unexpected costs and expenses. If our customers do not cooperate or we are delayed in completing this transition, we may need to rely on ARL’s continued cooperation, under the Buyer's management, to enforce our rights as lessor under certain of our leases.
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
We cannot ensure that the transition of the management of our leasing business from ARL to ARI will be effective. If we are unsuccessful in this endeavor, we may experience a material adverse effect on our business, financial condition, results of operations and prospects. Further, this transition could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business.
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
As of June 30, 2018, our total debt was $533.0 million, net of unamortized debt issuance costs of $4.5 million, consisting of borrowings under our lease fleet financings. In February 2016, we repaid amounts outstanding under our revolving loan in full and as of the date of this report, we have borrowing availability of $200.0 million under this facility.
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
Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, we cannot assure this will occur. Further, short-term stock price fluctuations could reduce the program's effectiveness. Under the Stock Repurchase Program, no repurchases were made during 2017 or the first six months of 2018, and board authorization of $164 million remains available for further stock repurchases.
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
We may not be able to successfully identify suitable joint venture, acquisition, disposition, business combination, new business endeavor or sale opportunities or complete any particular transaction on acceptable terms. Our identification of suitable joint venture opportunities, acquisition candidates, new business endeavors or buyers and the integration of new and acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes their effects on our business, diversion of our management's attention and risks associated with unanticipated problems or unforeseen liabilities. These issues may require significant financial resources that could otherwise be used for the ongoing development of our current operations.
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
Our failure to identify suitable joint ventures, acquisition or disposition opportunities, business combinations, new business endeavors or sales may restrict our ability to grow our business. If we are successful in pursuing such opportunities, we may be required to expend significant funds, incur additional debt, issue additional securities or sell our business or assets, which could materially adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds, incur additional debt or dispense with assets or stock, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures.
Our integration of our enterprise resource planning (ERP) system could negatively impact our business.
During the third quarter of 2015, we implemented an ERP system for our manufacturing, and corporate segments that supports substantially all of our operating and financial functions. We implemented this ERP system for our railcar services segment during the second quarter of 2016. We further integrated certain functions related to our railcar leasing segment in the second quarter of 2018. We experienced delays with the initial implementation and terminated and filed suit against a systems implementer we previously hired to implement this system. Although we hired a new systems implementer and the ERP system has been implemented, we could experience unforeseen issues, including compatibility issues, training requirements and other challenges and delays related to further integration or enhancements and upgrades that may be necessary. Additionally, a significant problem with the integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.
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
Our capital expenditure projects are subject to a number of risks and contingencies over which we may have little control and that may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once completed. If these capital expenditure projects do not achieve the results anticipated, we may not be able to satisfy our operational goals or contractual obligations on a timely basis, if at all. If we are unable to complete such capital expenditure projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated, our business, financial condition and results of operations could be materially adversely affected.
The price of our common stock is subject to volatility.
The market price for our common stock has varied between a high closing sales price of $48.60 per share and a low closing sales price of $34.58 per share in the past twenty-four months as of June 30, 2018. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
As of June 30, 2018, the employees at our sites that were party to collective bargaining agreements represented, in the aggregate, approximately 10.8% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not succeed in future attempts to organize our railcar manufacturing employees or employees at our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
If ACF does not, or is unable to, honor its remedial or indemnity obligations to us regarding environmental matters, such environmental matters, as well as other exposure for environmental issues, could materially adversely affect our business, financial condition and results of operations.
Certain real properties we acquired from ACF in 1994 are, from time to time, the subject of investigation and remediation activities to address contamination both before and after their transfer to ARI. ACF is an affiliate of Mr. Carl Icahn, our principal beneficial stockholder through IELP. Substantially all of the issues identified to date with respect to these properties relate to the use of these properties prior to their transfer to us by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to us. ACF has also agreed to indemnify us for any cost that we might incur with respect to those existing issues. If ACF fails to honor its obligations to us, we could be responsible for the cost of any investigation or remediation activities relating to these properties that may be required. Under applicable environmental laws, ARI would be responsible for the cost of any investigation or remediation relating to these properties that may have occurred after their transfer from ACF to ARI. Any of these costs could be material or could interfere with the operation of our business. Any environmental liabilities we may incur that are not covered by adequate insurance or indemnification will also increase our costs and have a negative impact on our profitability.
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
We may be required to reduce inventory carrying values using the lower of cost or market approach due to a decline in market conditions in the industries in which we operate, which could materially adversely affect our business, financial condition and results of operations. Events, such as a weak economic environment or challenging market conditions, new or modified laws and regulations affecting our railcars, and events related to particular customers or railcar types could cause us to conclude that impairment indicators exist and that our investment in our joint ventures or our goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our inventory, long-lived assets, investments in joint ventures, or our goodwill could materially adversely affect our business, financial condition and results of operations.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 6 above, we identified an impairment in certain of the railcars in our lease fleet during the second quarter of 2018. This impairment resulted in recording a loss of $3.6 million for the three and six months ended June 30, 2018. We will continue to monitor our long-lived assets for impairment as necessary.
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
As discussed in Note 3 of our consolidated financial statements to our Annual Report on Form 10-K for the year ended December 31, 2017, no other triggering events occurred in 2017 to cause concern that our goodwill would be impaired, and thus, no impairment loss was noted in 2017. Additionally, no indications were identified that would suggest we need to reduce our inventory carrying values that are not already reflected in the current balances. We perform an annual goodwill impairment test each year. Assumptions used in our impairment tests regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our impairment tests may have been flawed. Any future impairment tests are subject to the same risks.
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
If we fail to maintain adequate internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Although management has concluded that adequate internal control procedures are in place as of June 30, 2018, no system of internal control provides absolute assurance that the financial statements are accurate and free of error.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides information with respect to purchases by us of shares of our Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2018 through April 30, 2018	—	$—	—	$163,975,779
May 1, 2018 through May 31, 2018	—	$—	—	$163,975,779
June 1, 2018 through June 30, 2018	—	$—	—	$163,975,779
Total	—		—
(1) - There were no repurchases under the Stock Repurchase Program during the quarter ended June 30, 2018.
(2) - On July 28, 2015, our board of directors authorized the Stock Repurchase Program pursuant to which we may, from time to time, repurchase up to $250.0 million of our common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the board or when all authorized repurchases are completed.

ITEM 5. OTHER INFORMATION

On July 27, 2018, the Company appointed Mr. Steven Unger, 44, as the Company’s Senior Vice President and Chief Commercial Officer, effective August 1, 2018. Mr. Unger has previously served the Company as its Vice President of Lease Operations and Portfolio Management from June 2017 to February 2018 and as its Acting Chief Commercial Officer since February 2018.
Prior to joining ARI in 2017, Mr. Unger served as Chief Financial Officer and Treasurer of American Railcar Leasing LLC (ARL) from September 2014 to May 2017 and served as Treasurer from April 2012 to September 2014. Prior to its sale to an unaffiliated buyer on June 1, 2017, ARL was an entity controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Prior to this, Mr. Unger served in the following capacities at the Company: International Sales and Marketing Manager from January 2012 to March 2012 and Senior Business Analyst from November 2008 to December 2011. Mr. Unger served as Vice President of Unco, Inc., a real estate management company, from October 2001 to October 2008. Before Unco Inc., Mr. Unger served as Senior Auditor in the Assurance Practices division of KPMG LLP for five years. Mr. Unger holds an MBA from Washington University and a BSBA in Accounting and Finance from Miami University. He was previously licensed as a CPA in Missouri.
In connection with his appointment and effective as of August 1, 2018, Mr. Unger will receive a base salary at an annualized rate of $275,000. Mr. Unger will be eligible to receive a target bonus of 60% of his base salary, subject to the terms of the Company’s management incentive plan. Mr. Unger is also eligible to participate in the Company’s long term incentive plan with a target percentage of 80% of his annual base salary and in the Company’s benefit plans, subject to the terms thereof.
Mr. Unger is a minority limited partner in an entity that holds a 70% interest in St. Charles Properties LLC, a lessor of various properties. The Company leases its headquarters in St. Charles, Missouri from St. Charles Properties LLC pursuant to a full-service lease agreement, as amended, with an initial term that began on January 1, 2011 and that expires December 31, 2024. The Company is required to pay monthly rent, with total net base rent of approximately $9.5 million over the term of the lease, and a portion of all tax increases assessed or levied upon the property and increases to the cost of the utilities and other services used. From time to time, Mr. Unger receives partnership distributions based on his ownership interest that are not directly allocable to the Company’s headquarters lease.

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

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	August 1, 2018	By:	/s/ John O'Bryan
John O'Bryan, President and Chief Executive Officer

		By:	/s/ Luke M. Williams
Luke M. Williams, Senior Vice President, Chief Financial Officer and Treasurer