Form 10-Q
period 2018-09-30
American Railcar Industries, Inc.
filed 2018-10-30
CIK 1344596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding on October 26, 2018 was 19,083,878 shares.

AMERICAN RAILCAR INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,459	$100,244
Restricted cash	16,565	16,640
Accounts receivable, net	40,408	43,804
Accounts receivable, due from related parties	2,956	778
Income taxes receivable	18,690	19,115
Inventories, net	79,655	54,147
Prepaid expenses and other current assets	5,808	6,464
Total current assets	238,541	241,192
Property, plant and equipment, net	153,130	162,535
Railcars on lease, net	1,077,768	1,036,414
Goodwill	7,169	7,169
Investments in and loans to joint ventures	20,326	22,571
Other assets	902	3,545
Total assets	$1,497,836	$1,473,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,189	$21,275
Accounts payable, due to related parties	52	41
Accrued expenses, including loss contingency of $6,408 and $6,548 at September 30, 2018 and December 31, 2017, respectively	18,213	12,787
Accrued compensation	14,679	12,874
Short-term debt, including current portion of long-term debt	25,404	25,590
Total current liabilities	91,537	72,567
Long-term debt, net of unamortized debt issuance costs of $4,485 and $4,647 at September 30, 2018 and December 31, 2017, respectively	501,213	520,024
Deferred tax liability	206,772	194,084
Pension and post-retirement liabilities	7,683	8,099
Other liabilities, including loss contingency of $2,228 and $2,283 at September 30, 2018 and December 31, 2017, respectively	14,554	15,118
Total liabilities	821,759	809,892
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,083,878 shares outstanding as of both September 30, 2018 and December 31, 2017	213	213
Additional paid-in capital	239,609	239,609
Retained Earnings	527,476	514,453
Accumulated other comprehensive loss	(5,190)	(4,710)
Treasury Stock	(86,031)	(86,031)
Total stockholders’ equity	676,077	663,534
Total liabilities and stockholders’ equity	$1,497,836	$1,473,426
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Manufacturing (including revenues from affiliates of $2,564 for both the three and nine months ended September 30, 2018 and $188 and $325 for the same periods in 2017)	$40,766	$68,442	$194,347	$184,255
Railcar leasing (including revenues from affiliates of $404 and $1,219 for the three and nine months ended September 30, 2018, respectively, and $231 and $678 for the same periods in 2017)	32,427	33,440	101,352	100,992
Railcar services (including revenues from affiliates of zero and $17 for the three and nine months ended September 30, 2018, respectively, and $1,156 and $11,729 for the same periods in 2017)	26,791	18,864	67,051	59,200
Total revenues	99,984	120,746	362,750	344,447
Cost of revenues:
Manufacturing	(42,117)	(64,235)	(184,507)	(169,915)
Other operating income (loss)	(15)	(924)	29	140
Railcar leasing	(12,491)	(10,856)	(38,871)	(34,532)
Railcar services	(22,892)	(16,023)	(56,897)	(49,559)
Total cost of revenues	(77,515)	(92,038)	(280,246)	(253,866)
Gross profit	22,469	28,708	82,504	90,581
Selling, general and administrative	(10,993)	(9,263)	(29,349)	(27,084)
Net gains on disposition of leased railcars	272	102	549	115
Loss on asset impairment	—	—	(3,554)	—
Gain on early lease termination	10,146	—	10,146	—
Earnings from operations	21,894	19,547	60,296	63,612
Interest income (including income from related parties of $166 and $578 for the three and nine months ended September 30, 2018, respectively, and $280 and $922 for the same periods in 2017)	470	405	1,385	1,146
Interest expense	(5,250)	(5,441)	(15,886)	(16,460)
Other income	—	393	1	2,314
Earnings from joint ventures	368	232	2,246	1,578
Earnings before income taxes	17,482	15,136	48,042	52,190
Income tax expense	(4,409)	(6,278)	(12,786)	(21,865)
Net earnings	$13,073	$8,858	$35,256	$30,325
Net earnings per common share—basic and diluted	$0.69	$0.46	$1.85	$1.59
Weighted average common shares outstanding—basic and diluted	19,084	19,084	19,084	19,084
Cash dividends declared per common share	$0.40	$0.40	$1.20	$1.20
See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$13,073	$8,858	$35,256	$30,325
Currency translation	309	689	(564)	1,270
Pension plans (1)	32	107	84	323
Short-term investments (2)	—	(248)	—	(415)
Comprehensive income	$13,414	$9,406	$34,776	$31,503

(1)	Net of tax effect of less than $0.1 million for both the three and nine months ended September 30, 2018 and $0.1 million and $0.2 million for the same periods in 2017.

(2)	Net of tax effect of zero for both the three and nine months ended September 30, 2018 and $(0.1) million and $(0.2) million for the same periods in 2017.

See Notes to the Condensed Consolidated Financial Statements.

AMERICAN RAILCAR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net earnings	$35,256	$30,325
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	46,333	42,746
Amortization of deferred costs	377	377
Net gain on disposal of property, plant, equipment and leased railcars	(519)	(113)
Non-cash impairment on leased railcars	3,554	—
Earnings from joint ventures	(2,246)	(1,578)
Provision for deferred income taxes	12,443	34,862
Items related to investing activities:
Realized gain on short-term investments - available for sale securities	—	(2,216)
Changes in operating assets and liabilities:
Accounts receivable, net	7,056	5,741
Accounts receivable, due from related parties	(2,196)	3,542
Income taxes receivable	419	(14,194)
Inventories, net	(28,358)	2,444
Prepaid expenses and other current assets	(28)	519
Accounts payable	11,925	(3,933)
Accounts payable, due to related parties	11	(3,233)
Accrued expenses and taxes	7,238	(7,432)
Other	(368)	3,239
Net cash provided by operating activities	90,897	91,096
Investing activities:
Purchases of property, plant and equipment	(7,386)	(4,812)
Capital expenditures - leased railcars	(73,682)	(132,388)
Proceeds from the disposal of property, plant, equipment and leased railcars	2,030	417
Proceeds from sale of short-term investments - available for sale securities	—	10,535
Proceeds from repayments of loans by joint ventures	4,430	4,430
Net cash used in investing activities	(74,608)	(121,818)
Financing activities:
Repayments of debt	(19,162)	(19,101)
Payment of common stock dividends	(22,901)	(22,901)
Net cash used in financing activities	(42,063)	(42,002)
Effect of exchange rate changes on cash	(86)	156
Net decrease in cash, cash equivalents, and restricted cash	(25,860)	(72,568)
Cash, cash equivalents, and restricted cash at beginning of period	116,884	195,285
Cash, cash equivalents, and restricted cash at end of period	$91,024	$122,717

Balance Sheet Reconciliation:
Cash and cash equivalents	$74,459	$106,176
Restricted cash, refer to Note 9 for discussion of the nature of this balance	16,565	16,541
Total cash, cash equivalents and restricted cash as presented above	$91,024	$122,717

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

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces or supersedes ASC Topic 840, Leases, and is intended to increase the transparency and comparability of accounting for lease transactions. This ASU requires most leases to be recognized on the balance sheet as lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases with a term longer than twelve months. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model. Targeted improvements were made to lessor accounting to align, where necessary, with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and the Company expects to adopt the standard on January 1, 2019. The Company plans to elect the optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. The most significant impact is expected to relate to the recognition of right-of-use assets and lease liabilities on the Company's condensed consolidated balance sheets for long-term operating leases, and the Company expects this right-of-use asset and lease liability to be approximately $5.0 million to $10.0 million. The Company's assessment and implementation plan will be ongoing during the remainder of 2018 and will include evaluating the impact of this standard on the consolidated financial statements and footnotes.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to ASC 606, which include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. The Company adopted this new guidance on January 1, 2018 using the modified retrospective application method. As part of the Company's implementation plan for this new standard, the Company assessed the impact of these new standards on its business processes, business and accounting systems, and consolidated financial statements and related disclosures by evaluating the terms and conditions of samples of both standard and non-standard contracts across the Company's in-scope business segments in light of the new standards. The Company identified only slight modifications to accounting for repair work in progress, resulting in immaterial changes to business processes and systems.  Specifically, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings of $0.7 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of operations and condensed consolidated balance sheet as of and for the periods ended September 30, 2018 was as follows (in thousands):

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
	As of September 30, 2018
Balance Sheet
Assets
Accounts receivable, net	$40,408	$33,496	$6,912
Inventories	79,655	85,007	(5,352)

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
	For the three months ended September 30, 2018			For the nine months ended September 30, 2018
Statement of Operations
Revenues
Railcar services	$26,791	$26,369	$422	$67,051	$63,839	$3,212
Total revenues	99,984	99,562	422	362,750	359,538	3,212

Cost of Revenues
Railcar services	(22,892)	(22,526)	(366)	(56,897)	(54,105)	(2,792)
Total cost of revenues	(77,515)	(77,149)	(366)	(280,246)	(277,454)	(2,792)

Gross profit	22,469	22,413	56	82,504	82,084	420
Earnings from operations	21,894	21,838	56	60,296	59,876	420
Earnings before income taxes	17,482	17,426	56	48,042	47,622	420
Income tax expense	(4,409)	(4,395)	(14)	(12,786)	(12,678)	(108)
Net earnings	13,073	13,031	42	35,256	34,944	312
Note 3 — Revenue Recognition
From time to time, ARI enters into contracts with customers for the production of railcars and for the production of railcar and industrial components. ARI’s railcar manufacturing contracts are generally structured as an order for any number of railcars that are generally identical in terms of design, technology and function. Each railcar in an order is priced individually but similar railcars are generally sold at the same price. Certain contracts may be structured to cover the production of multiple types of railcars or railcar and industrial components, and the transaction price for such contracts is allocated to products based upon their standalone selling price. ARI assesses these contracts individually to, among other things, identify individual performance obligations. Generally, the only distinct performance obligations identified are the individual products explicitly stated in the contract. As performance obligations related to manufacturing contracts are satisfied at a point in time and railcars manufactured by ARI have an alternative use for the Company, manufacturing revenue is recognized at the point in time at which shipment occurs. A related receivable is recognized as the explicitly stated products are transferred to the customer and the customer obtains control, which is typically at the time of shipment and represents ARI’s unconditional right to consideration.
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
Revenue from contracts with customers is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, use, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
As discussed further in Note 8, ARI’s standard warranty is up to one year for parts and services and five years for new railcars. These warranties provide customers with quality assurance that the delivered product is as specified in the contract. In accordance with ASC 606, ARI accounts for all warranty obligations as a cost accrual.
Payment terms for ARI’s products and services do not typically exceed normal payment terms used by the industry, and ARI does not have significant financing components or material collectability concerns in relation to its current contracts. Bill-and-hold arrangements are infrequent, and no bill-and-hold arrangements were in place during the nine months ended September 30, 2018.
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
Revenue Disaggregation
The following table further illustrates the nature of the Company’s revenues reported on a consolidated basis arising from contracts with customers. The Railcar Leasing segment has been included in the tables below to reconcile to ARI’s total consolidated revenues; however, revenues generated by the Railcar Leasing segment are recognized in accordance with lease accounting guidance rather than ASC 606.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues from contracts with customers (manufacturing and railcar services)	$67,557	$87,306	$261,398	$243,455
Railcar leasing segment revenues	32,427	33,440	101,352	100,992
Total revenue (consolidated)	$99,984	$120,746	$362,750	$344,447

The following table presents our revenue disaggregated by type of product or service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Railcar manufacturing	$28,857	$61,165	$164,291	$162,808
Railcar and industrial components manufacturing	11,909	7,277	30,056	21,447
Total manufacturing (1)	40,766	68,442	194,347	184,255

Railcar leasing (2)	32,427	33,440	101,352	100,992
Railcar services (3)	26,791	18,864	67,051	59,200
Total revenue (consolidated)	$99,984	$120,746	$362,750	$344,447

(1)—	Revenue recognized at a point in time
(2)—	Revenue recognition not in scope of ASC 606
(3)—	Revenue recognized over time
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
The opening and closing balances of the Company's contract balances are presented below (in thousands):

	2018
	January 1	September 30	$ Change
Contract assets	$3,717	$6,912	$3,195
Contract liabilities	1,600	1,500	(100)
The increase in contract assets from January 1, 2018 to September 30, 2018 was due to ramp up of activity at certain repair shops within the Company’s repair network leading to certain work that ARI expects will be completed and billed to customers in the coming months. The decrease in contract liabilities during the nine months ended September 30, 2018, was due to revenue being recognized on a completed contract in the current reporting period that was in the contract liability balance at the end of the prior period. Additionally, there were no impairments related to contract assets, including bad debt expense, during the nine months ended September 30, 2018.
Contract Costs
ARI has deemed its costs to obtain a contract as described in ASC Topic 340, Other Assets and Deferred Costs (ASC 340) to be immaterial. Further, in accordance with Topic 340, an entity may elect a practical expedient that allows the entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. ARI has determined that its costs to obtain a contract would be amortized over one year or less and has elected this practical expedient. Therefore, the Company does not recognize assets from the costs to obtain a contract with a customer.
ARI incurs costs in the fulfillment of its contracts such as engineering hours and other salaries and wages. These costs incurred in fulfilling a contract with a customer are within the scope of ASC 330, Inventory. Therefore, in accordance with ASC 340, ARI accounts for these production costs, or costs to fulfill a contract, in accordance with ASC 330, Inventory.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm contractual commitments from customers for which work is partially completed.  As of September 30, 2018, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $963.2 million. Of this total, we expect to recognize $184.2 million into revenue during the next twelve months and $779.0 million thereafter.
Note 4 — Accounts Receivable, net
Accounts receivable, net, consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accounts receivable, gross	$41,742	$45,041
Less allowance for doubtful accounts	(1,334)	(1,237)
Total accounts receivable, net	$40,408	$43,804

Note 5 — Inventories, net
Inventories consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$57,306	$33,498
Work-in-process	23,691	22,040
Finished products	1,956	1,813
Total inventories	82,953	57,351
Less reserves	(3,298)	(3,204)
Total inventories, net	$79,655	$54,147
Note 6 — Property, Plant, Equipment and Railcars on Leases, net
The following table summarizes the components of property, plant, equipment and railcars on leases, net:

	September 30, 2018	December 31, 2017
	(in thousands)
Operations / Corporate:
Buildings	$189,009	$186,664
Machinery and equipment	231,849	233,025
Land	5,372	5,285
Construction in process	3,437	1,818
	429,667	426,792
Less accumulated depreciation	(276,537)	(264,257)
Property, plant and equipment, net	$153,130	$162,535
Railcar Leasing:
Railcars on lease	$1,231,158	$1,159,868
Less accumulated depreciation	(153,390)	(123,454)
Railcars on lease, net	$1,077,768	$1,036,414
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
As of September 30, 2018, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows (in thousands):

Remaining 3 months of 2018	$31,994
2019	113,586
2020	79,997
2021	61,449
2022	41,729
2023 and thereafter	95,799
Total	424,554
The future contractual minimum rental revenues shown above include total rental revenues from affiliates of $7.0 million. See Note 15, Related Party Transactions for further discussion regarding lease agreements with IELP Entities.
Depreciation expense
The following table summarizes depreciation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Total depreciation expense	$15,760	$14,572	$46,333	$42,746
Depreciation expense on leased railcars	$10,377	$8,964	$29,966	$25,859
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

During the second quarter of 2018, ARI began negotiating an agreement to sell to a customer certain used tank railcars in ARI’s lease fleet. In a strategic effort to evaluate its lease fleet composition and meet the customer's needs, ARI offered to sell a quantity of railcars from its lease fleet to the customer at a price that was below ARI’s carrying value for those railcars. These railcars are subject to the requirements noted above and will require extensive retrofits in order to continue carrying certain flammable liquids. As of June 30, 2018, ARI deemed it more likely than not that this transaction would occur. Accordingly, ARI determined that an indicator of impairment was present and performed a full impairment analysis on these railcars by calculating their fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. The result of this impairment analysis, which used Level 3 inputs and the market approach for calculating the fair value, was that an impairment loss should be recognized in the amount of $3.6 million, reflected in the results of the Railcar Leasing segment. In addition, at June 30, 2018, which remained applicable at September 30, 2018, all of the criteria for these railcars to be classified as held for sale were not met.

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

As of September 30, 2018, while the contract with the customer is not yet finalized, ARI still believes it is more likely than not that an agreement to sell these railcars to the customer at a price in line with the assumptions used in the above impairment analysis will occur. Thus, no adjustments to the impairment loss recorded during the second quarter or the asset values were considered necessary.
Note 7 — Investments in and Loans to Joint Ventures
As of September 30, 2018, the Company was party to two joint ventures: Ohio Castings Company LLC (Ohio Castings) and Axis LLC (Axis). Through its wholly-owned subsidiary, Castings, the Company has a 33.3% ownership interest in Ohio Castings, a limited liability company formed to produce various steel railcar parts for use or sale by the ownership group. Through its wholly-owned subsidiary, ARI Component, the Company has a 41.9% ownership interest in Axis, a limited liability company formed to produce railcar axles for use or sale by the ownership group.
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

	September 30, 2018	December 31, 2017
	(in thousands)
Carrying amount of investments in and loans to joint ventures
Ohio Castings	$5,680	$6,202
Axis	14,646	16,369
Total investments in and loans to joint ventures	$20,326	$22,571
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

Based on expected decline in industry demand, Ohio Castings was idled in January 2017 and continues to remain idle. The Company expects that Ohio Castings will remain idle through 2018 and most, if not all, of 2019, and Ohio Castings' status for 2019 and beyond will be evaluated based on changes in future demand expectations. Ohio Castings performed an analysis of long-lived assets as of August 31, 2018, in accordance with ASC 360, Property, Plant and Equipment. Based on this analysis, Ohio Castings concluded that there was no impairment of its long-lived assets. In turn, ARI evaluated its investment in Ohio Castings in accordance with ASC 323, Investments - Equity Method and Joint Ventures and determined there was no impairment. As of September 30, 2018, there were no changes in the assumptions used in this analysis or the conclusions reached. The Company and Ohio Castings will continue to monitor for impairment as necessary.
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
Summary financial results for Ohio Castings, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Results of operations
Revenues	$—	$15	$—	$4,469
Gross loss	$(387)	$(396)	$(1,299)	$(2,795)
Net loss	$(618)	$(712)	$(1,569)	$(3,179)

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
Under the amended Axis credit agreement (Axis Credit Agreement), whereby ARI and the other significant partner are equal lenders, principal payments are due each fiscal quarter, with the last payment due on December 31, 2019. During the first nine months of 2018 and the full year of 2017, the applicable interest rate for the loans under the Axis Credit Agreement was 7.75%. Interest payments are due and payable monthly.
The balance outstanding on these loans, including interest, due to ARI Component, was $7.4 million and $11.8 million as of September 30, 2018 and December 31, 2017, respectively. The Company has evaluated this loan to be fully recoverable.
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
Summary financial results for Axis, the investee company, in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Results of operations
Revenues	$13,391	$10,432	$39,532	$35,887
Gross profit	$1,928	$1,448	$8,082	$8,644
Net earnings	$1,369	$688	$6,274	$6,180
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
The overall change in the Company’s warranty reserve is reflected on the condensed consolidated balance sheets in accrued expenses and other liabilities and is detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Liability, beginning of period	$8,388	$3,006	$8,838	$2,439
Provision for warranties issued during the period, net of adjustments	506	120	869	354
Adjustments to warranties issued during previous periods	91	658	(332)	1,578
Warranty claims	(63)	(113)	(453)	(700)
Liability, end of period	$8,922	$3,671	$8,922	$3,671
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
January 2015 private placement notes
In January 2015, LLIII issued $625.5 million in aggregate principal amount of notes pursuant to an indenture, as amended (the Longtrain Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (collectively, the Notes), each payable monthly. Of the aggregate principal amount, $408.5 million was used to refinance previous lease fleet financing facilities, resulting in net proceeds of $211.6 million. As of September 30, 2018, there were $155.8 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, compared to $174.9 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively, as of December 31, 2017. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
While the legal final maturity date of the Notes is January 17, 2045, cash flows from LLIII's assets will be applied, pursuant to the flow of funds provisions of the Longtrain Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the Longtrain Indenture, early amortization of the Notes may be required in certain circumstances. Pursuant to the terms of the Longtrain Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. The liquidity reserve amount was $16.6 million as of both September 30, 2018 and December 31, 2017 and is included within 'Restricted cash' on the condensed consolidated balance sheets.
LLIII can now prepay or redeem the Class A-1 Notes, in whole or in part, on any payment date. LLIII can now prepay or redeem the Class A-2 Notes, in whole or in part, on any payment date, subject to the payment of a make-whole amount with respect to certain prepayments or redemptions made on or prior to the payment date occurring in January 2022.

The Indenture contains covenants which limit, among other things, LLIII’s ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. LLIII was in compliance with these covenants as of September 30, 2018.

The fair value of the Notes was $537.2 million and $556.6 million as of September 30, 2018 and December 31, 2017, respectively, and is calculated by taking the net present value of future principal and interest payments using a discount rate that is based on the Company's most recent fixed debt transaction. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy. See the 'Liquidity and Capital Resources' section for further discussion regarding the Longtrain Indenture.
ARI Lease Fleet Financings
December 2015 revolving credit facility
In December 2015, the Company completed a financing of its railcar lease fleet with availability of up to $200.0 million (the amounts extended under this facility, the Revolving Loan) under a credit agreement, as amended (the 2015 Credit Agreement). See the 'Liquidity and Capital Resources' section for further discussion regarding the 2015 Credit Agreement. As of September 30, 2018, the Company had borrowing availability of $200.0 million under this facility.
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
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loan may be borrowed and reborrowed until the maturity date. The Revolving Loan may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). The final scheduled maturity of the Revolving Loan is December 10, 2018, or such earlier date as provided in the 2015 Credit Agreement. The Company was in compliance with all of its covenants under the 2015 Credit Agreement as of September 30, 2018.
As of September 30, 2018 and December 31, 2017, the net book value of the railcars that were pledged as part of the Company's and its subsidiaries' lease fleet financings was $512.2 million and $524.1 million, respectively.
The future contractual minimum rental revenues related to the railcars pledged as of September 30, 2018 are as follows (in thousands):

Remaining 3 months of 2018	$15,403
2019	50,783
2020	30,607
2021	20,037
2022	11,384
2023 and thereafter	10,852
Total	$139,066
The remaining principal payments under the Notes as of September 30, 2018 are as follows (in thousands):

Remaining 3 months of 2018	$6,427
2019	25,507
2020	26,355
2021	26,358
2022	25,852
2023 and thereafter	420,764
Total	$531,263
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
Note 10 — Income Taxes
The Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in substantial changes to the U.S. tax code, effective for 2018. These changes included, but were not limited to, (i) reducing the federal corporate income tax rate from 35% to 21% and (ii) requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Also, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when the taxpayer does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete all the accounting for certain income tax effects of the Tax Reform Act. In accordance with SAB 118 guidance, at December 31, 2017, the Company recorded provisional estimates to re-measure its deferred taxes using the new, 21% statutory rate resulting in a tax benefit of $107.9 million and recorded an estimated transition tax expense of $0.6 million.
During the nine months ended September 30, 2018, the Company recorded the income tax effects of the Tax Cuts and Jobs Act with regard to its federal income taxes. The Company filed its U.S. federal tax return for 2017 during the third quarter of 2018 and recognized as a one-time discrete item an increase of $0.1 million to its provisional transition tax amount of $0.6 million that was initially recorded at December 31, 2017, which resulted in no effect on the annual effective tax rate. The Company considers the federal tax effects from the deemed repatriation dividend to be complete. The Company still considers any state impacts associated with the repatriation dividend and the remeasurement of its deferred tax assets to be provisional until all such state income tax returns are filed for 2017, which should be completed during the fourth quarter of 2018.
The Company’s federal income tax returns for tax years 2015 and beyond remain subject to examination, with the latest statute of limitations expiring in September 2021. Certain of the Company's 2013 state income tax returns and a majority of the Company's state income tax returns for 2014 and beyond remain open and subject to examination, with the latest statute of limitations expiring in December 2022 upon filing of the Company's 2017 state tax returns. The Company’s foreign subsidiary's income tax returns for 2014 and beyond remain open to examination by foreign tax authorities.
Note 11 — Pension Plans

The Company is the sponsor of three defined benefit plans that are frozen, and no additional benefits are accruing thereunder. Two of the Company's defined benefit pension plans cover certain employees at designated repair facilities. The assets of these defined benefit pension plans are held by independent trustees and consist primarily of equity and fixed income securities. The Company also sponsors an unfunded, non-qualified supplemental executive retirement plan that covers several of the Company's current and former employees.
The components of net periodic benefit cost for the pension plans are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Service cost	$85	$88	$254	$265
Interest cost	210	235	631	706
Expected return on plan assets	(281)	(283)	(843)	(848)
Amortization of net actuarial loss/prior service cost	46	184	137	552
Net periodic cost recognized	$60	$224	$179	$675
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
GyanSys

On October 24, 2014, the Company filed a complaint in United States District Court for the Southern District of New York against GyanSys. The complaint asserted a claim against GyanSys for breaching its contract with ARI to implement an enterprise resource planning system. GyanSys denied responsibility and alleged a counterclaim against ARI for breach of contract and wrongful termination, seeking damages of more than $9 million. After a trial completed in August 2017, the court ruled in favor of ARI and against GyanSys, awarding ARI damages, interest and costs of approximately $1.8 million. However, as the amount of this judgment has not been realized, no such recovery has been recorded as of September 30, 2018. ARI has filed a motion to recover its attorneys’ fees and that motion is currently pending. Both parties have filed notices of appeal, and briefing for the appeals has been completed. As of the date of this report, no date has been set for oral argument.
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
On August 17, 2017, the Company entered into a settlement agreement with the FRA, which covered the subject railcars owned by ARI and certain of its affiliates. This settlement agreement, among other things, extended the deadline for ARI to complete the inspection, testing and repairs, if needed, for the 15% identified railcars to December 31, 2017.  Adding clarity regarding certain unknown requirements referenced in the Revised Directive, under the settlement agreement, ARI is required to inspect, test, and if necessary repair the remaining 85% subject tank railcars at the next tank railcar qualification, scheduled routine or regular maintenance, shopping or repair event, but no later than December 31, 2025. However, the settlement agreement permits ARI to: (i) if the FRA does not impose a similar requirement by July 31, 2018 on other owners’ railcars subject to the Revised Directive, suspend compliance with this requirement until such time as the FRA imposes requirements on all 85% railcars subject to the Revised Directive, and (ii) elect to be governed by any different requirements later imposed by the FRA on other owners’ railcars subject to the Revised Directive. In addition, the settlement agreement also provides that railcars owned by ARI are no longer required to have a surface inspection performed when the railcars are being inspected pursuant to the Revised Directive. Finally, as part of the settlement agreement, ARI dismissed its lawsuit against the FRA.
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
ARI has evaluated its potential exposure related to the Revised Directive and has a loss contingency reserve remaining of $8.6 million to cover its probable and estimable liabilities, as of September 30, 2018, with respect to the Company's response to the Revised Directive. This loss contingency reserve takes into account information available as of September 30, 2018 and ARI's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. This reserve is separated into $6.4 million included in accrued expenses and $2.2 million included in other liabilities on the condensed consolidated balance sheet. This amount will continue to be evaluated as the Company’s and its customers’ compliance with the Revised Directive and the AAR Circular Letter and Maintenance Advisory, and the Company's compliance with the settlement agreement, progresses. Actual results could differ from this estimate.

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
Note 13 — Share-based Compensation
The following table presents the amounts incurred by ARI for share-based compensation, related to stock appreciation rights (SARs), and the corresponding line items on the condensed consolidated statements of operations that they are classified within:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Share-based compensation expense (income)
Cost of revenues: Manufacturing	$165	$23	$168	$(12)
Cost of revenues: Railcar services	—	—	—	(3)
Selling, general and administrative	1,298	223	1,249	(211)
Total share-based compensation expense (income)	$1,463	$246	$1,417	$(226)
As of September 30, 2018, unrecognized compensation costs related to the unvested portion of SARs were estimated to be $2.5 million and were expected to be recognized over a weighted average period of 27 months.
Note 14 — Accumulated Other Comprehensive Income (Loss)
The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Currency Translation	Accumulated Postretirement Transactions	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance December 31, 2017	$(838)	$(3,872)	$(4,710)
Currency translation	(564)	—	(564)
Reclassifications related to pension plans, net of tax effect of $28 (1)	—	84	84
Balance September 30, 2018	$(1,402)	$(3,788)	$(5,190)

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
ARI purchased $0.7 million and $2.4 million of components from ACF during the three and nine months ended September 30, 2018, respectively, and $0.8 million and $4.3 million during the same periods in 2017.
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
Zero revenue was recorded under this agreement for both the nine months ended September 30, 2018 and 2017 for sales of railcar components to ACF or for royalties and profits on railcars sold by ACF.
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
For both the three and nine months ended September 30, 2018 revenues of less than $0.1 million were recorded under this agreement, compared to $0.1 million and $0.2 million for comparable periods of 2017. This revenue related to profits on repair work performed by ACF and is included under railcar services revenues from affiliates on the condensed consolidated statements of operations.

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
Railcar purchase and sale agreement
On June 28, 2018, ARI Leasing entered into a Railcar Purchase and Sale Agreement (Railcar Purchase and Sale Agreement) with ACF. The Railcar Purchase and Sale Agreement was unanimously approved by the independent directors of the Company's Audit Committee.
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
The Agreement also requires ACF to make commercially reasonable efforts to obtain all appropriate certifications required by the AAR for the manufacturing and sale of the ACF Tank Railcars (AAR Certification) as of such date that ACF commences production of the ACF Tank Railcars and to have obtained the AAR Certification as of the date that the ACF Tank Railcars are delivered to ARI Leasing. ACF may terminate the Railcar Purchase and Sale Agreement upon ten (10) days’ written notice to ARI Leasing should ACF fail to obtain AAR Certification after using its commercially reasonable efforts to do so.
No ACF Tank Railcars were purchased by ARI under the Railcar Purchase and Sale Agreement during the three or nine months ended September 30, 2018 or 2017. ARI sourced and sold to ACF $2.6 million of components and raw materials during both the three and nine months ended September 30, 2018, compared to zero for the same periods in 2017.
Agreements with ARL
The Company has or had the following agreements with ARL, a company that was controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP, prior to ARL’s sale to Buyer. ARL is no longer considered a related party to the Company.
Railcar services agreement
In April 2011, the Company entered into a railcar services agreement with ARL (the Railcar Services Agreement). Under the Railcar Services Agreement, ARI provided ARL railcar repair, engineering, administrative and other services, on an as needed basis, for ARL’s lease fleet at mutually agreed upon prices. The Railcar Services Agreement had an initial term of three years and automatically renewed for additional one-year periods until the Railcar Services Agreement was terminated upon consummation of the ARL Sale, in accordance with the RMTA.
Revenues of zero for both the three and nine months ended September 30, 2018, compared to zero and $10.1 million for the same periods in 2017 were recorded under the Railcar Services Agreement. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations. The Railcar Services Agreement was unanimously approved by the independent directors of the Company's Audit Committee.
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
Total lease origination and management fees incurred under the railcar management agreements were zero for both the three and nine months ended September 30, 2018, compared to zero and $2.8 million for the same periods in 2017. These fees are included in cost of revenues for railcar leasing on the condensed consolidated statements of operations. Sales commissions of zero were incurred for both the three and nine months ended September 30, 2018 compared to zero and $0.3 million for the same periods in 2017. These costs are included in selling, general and administrative costs on the condensed consolidated statements of operations.
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
Pursuant to the terms and conditions of the RMTA, AEPC has agreed to (i) undertake certain payment and performance obligations of ARL to ARI and (ii) pay or reimburse, as applicable, certain costs and expenses of ARI incurred in connection with the ARL Sale and the RMTA. In addition, pursuant to the terms and conditions of the RMTA, Buyer and an affiliate of Buyer have agreed to undertake certain payment and performance obligations of ARL to ARI following the closing of the ARL Sale. The amount receivable from AEPC pursuant to the RMTA, which was recorded within accounts receivable, due from related parties on the condensed consolidated balance sheets was zero as of September 30, 2018 and $0.4 million as of December 31, 2017.
The independent directors of the Company’s Audit Committee reviewed the terms and conditions of the RMTA and received advice from independent legal counsel in connection therewith. The Audit Committee unanimously approved the terms and conditions of, and the Company’s entry into, the RMTA and the joinder and amendment thereto.
Agreements with other related parties
Railcar leases
Beginning in 2016, the Company has leased railcars to companies controlled by Mr. Carl Icahn, our principal beneficial stockholder through IELP, including, but not limited to, ARL, prior to its sale to an unaffiliated third party effective as of June 1, 2017 (collectively, the IELP Entities), under operating lease arrangements. Revenues from railcars leased to certain of the IELP Entities were $0.4 million and $1.2 million for the three and nine months ended September 30, 2018, respectively, compared to $0.2 million and $0.7 million for the same periods in 2017. These revenues are included in railcar leasing revenues from affiliates on the condensed consolidated statements of operations. Any related party railcar lease agreements have been, and will be, subject to the approval or review by the independent directors of the Company's Audit Committee.
Railcar services
In conjunction with the ARL Sale, each of AEPC RemainCo LLC (a wholly-owned subsidiary of AEPC) and AEP Rail RemainCo LLC (a wholly-owned subsidiary of AEP Rail Corp.) (each, a RemainCo and, collectively, the RemainCos) retained ownership of certain railcars that had previously been owned by ARL. Each RemainCo is controlled by Mr. Carl Icahn, ARI's principal beneficial stockholder, through IELP. No revenue was recorded related to railcar services performed on these railcars for both the three and nine months ended September 30, 2018 compared to $1.1 million and $1.2 million for the three and nine months ended September 30, 2017, respectively. These revenues are included under railcar services revenues from affiliates on the condensed consolidated statements of operations.
Other Agreements
ARI is party to a scrap agreement with M. W. Recycling (MWR), a company controlled by Mr. Carl Icahn, the Company’s principal beneficial stockholder through IELP. Under the agreement, ARI sells and MWR purchases scrap metal from several ARI plant locations. This agreement had an initial term through November 2015 and was renewed in September 2016, with an effective date in December 2015, to among other things, extend the term through May 2019, after which the agreement continues until terminated by either party, in accordance with the provisions of the agreement. MWR collected scrap material totaling $0.7 million and $1.1 million for the three and nine months ended September 30, 2018, respectively, compared to $0.6 million and $2.1 million for the same periods in 2017. This agreement was unanimously approved by the independent directors of the Company’s Audit Committee.
Insight Portfolio Group LLC (Insight Portfolio Group) is an entity formed and controlled by Mr. Carl Icahn to maximize the potential buying power of a group of entities with which Mr. Carl Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. ARI, and a number of other entities with which Mr. Carl Icahn has a relationship, have minority ownership interests in, and pay fees as part of being a member of Insight Portfolio Group. Fees incurred as a member of the Insight Portfolio Group were less than $0.1 million for both the three months ended September 30, 2018 and 2017 and were $0.1 million for both the nine months ended September 30, 2018 and

2017. These charges are included in selling, general and administrative costs on the condensed consolidated statements of operations.
Financial information for transactions with joint ventures
Loans to joint ventures
The Company’s Axis joint venture entered into a credit agreement in 2007. During 2009, the Company and the other significant partner acquired the debt from the lending party thereto, with each party acquiring a 50.0% interest. The balance outstanding on the debt, due to ARI Component, was $7.4 million and $11.8 million as of September 30, 2018 and December 31, 2017, respectively. See Note 7, Investments in and Loans to Joint Ventures, to the condensed consolidated financial statements, for further information regarding this transaction and the terms of the underlying debt.
Railcar component purchases from joint ventures
ARI purchased railcar components from its joint ventures amounting to $3.4 million and $10.5 million for the three and nine months ended September 30, 2018, respectively, compared to $3.4 million and $14.0 million for the same periods in 2017.
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

	Three Months Ended September 30, 2018
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$40,766	$39,783	$80,549	$(1,894)
Railcar leasing (1)	32,427	—	32,427	26,640
Railcar services	26,791	852	27,643	2,731
Corporate	—	—	—	(5,705)
Eliminations	—	(40,635)	(40,635)	122
Total Consolidated	$99,984	$—	$99,984	$21,894

	Three Months Ended September 30, 2017
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$68,442	$33,625	$102,067	$3,733
Railcar leasing	33,440	—	33,440	19,029
Railcar services	18,864	976	19,840	1,941
Corporate	—	—	—	(4,603)
Eliminations	—	(34,601)	(34,601)	(553)
Total Consolidated	$120,746	$—	$120,746	$19,547

	Nine Months Ended September 30, 2018
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$194,347	$62,837	$257,184	$4,784
Railcar leasing (1)	101,352	—	101,352	58,054
Railcar services	67,051	5,063	72,114	7,412
Corporate	—	—	—	(14,016)
Eliminations	—	(67,900)	(67,900)	4,062
Total Consolidated	$362,750	$—	$362,750	$60,296

	Nine Months Ended September 30, 2017
	Revenues
	External	Intersegment	Total	Earnings (Loss) from Operations
	(in thousands)
Manufacturing	$184,255	$149,171	$333,426	$20,183
Railcar leasing	100,992	—	100,992	56,529
Railcar services	59,200	3,191	62,391	6,986
Corporate	—	—	—	(13,828)
Eliminations	—	(152,362)	(152,362)	(6,258)
Total Consolidated	$344,447	$—	$344,447	$63,612

(1)—
The earnings from operations for the leasing segment include the impact of a gain recorded for a customer's early lease termination payment. The impact of this gain on the leasing segment operating earnings was $10.1 million for the three and nine months ended September 30, 2018, respectively, and zero for the same periods in 2017.

The earnings from operations for the leasing segment also include the impact of an impairment loss recognized on certain railcars within the Company's lease fleet. The impact of the impairment loss was zero and $(3.6) million, net of an intercompany elimination of $8.0 million, for the three and nine months ended September 30, 2018, respectively, and zero for the same periods in 2017.

Total Assets	September 30, 2018	December 31, 2017
	(in thousands)
Manufacturing	$223,949	$212,508
Railcar leasing	1,415,264	1,375,315
Railcar services	69,032	59,814
Corporate/Eliminations	(210,409)	(174,211)
Total Consolidated	$1,497,836	$1,473,426
Sales to Related Parties
As discussed in Note 15, Related Party Transactions, ARI has numerous arrangements with related parties. Below is a summary of revenue from affiliates for each operating segment reflected as a percentage of total consolidated revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Manufacturing	2.6%	0.2%	0.7%	0.1%
Railcar leasing	0.4%	0.2%	0.3%	0.2%
Railcar services	—%	1.0%	—%	3.4%
Sales Concentration
Manufacturing revenues from customers that accounted for more than 10% of total consolidated revenues are outlined in the table below. The railcar leasing and railcar services segments had no customers that accounted for more than 10% of the total consolidated revenues for both the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Manufacturing revenues from significant customers	—%	34.7%	26.9%	13.9%
Note 17 — Subsequent Events
On October 26, 2018, the board of directors of the Company declared a cash dividend of $0.40 per share of common stock of the Company to shareholders of record as of December 17, 2018 that will be paid on December 27, 2018, but only if the transactions consummated by the merger have not closed by that time.
Agreement and Plan of Merger
On October 22, 2018 , American Railcar Industries, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with STL Parent Corp., a Delaware corporation (the “Parent”), pursuant to which a newly formed North Dakota corporation that is a wholly-owned subsidiary of Parent (“Merger Sub”), will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger (the “Merger”). On October 26, 2018, Merger Sub executed a joinder agreement with the Company and Parent pursuant to which Merger Sub became a party to the Merger Agreement. Following the consummation of the Merger, the Company will be a wholly-owned subsidiary of Parent.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time

(each, a “Share”), will be canceled and each such Share (other than (i) Shares owned by Parent, Merger Sub or any of their respective subsidiaries or affiliates (other than the Company), (ii) Shares owned by the Company or the Company’s subsidiaries, or (iii) Shares owned by holders who have properly exercised appraisal rights under North Dakota law) will be converted into the right to receive $70.00 per Share in cash, without interest (the “Merger Consideration”). The Merger Consideration may be increased in the event that interest is determined to be payable as a result of Parent’s failure to timely deposit funds into escrow.
Under certain circumstances, a termination of the Merger Agreement may result in a termination fee in the amount of $65 million payable by the Company to Parent, or a reverse termination fee of $130 million payable by the Parent to the Company (the “Parent Termination Fee”). Upon termination of the Merger Agreement the parties will also be entitled to seek (A) specific performance and (B) damages incurred or suffered as a result of a material breach of any representations, warranties, covenants or other agreements set forth in the Merger Agreement prior to such termination, in each case to the extent expressly permitted by the Merger Agreement. The Company may also seek to enforce its rights as a third party beneficiary under the Equity Commitment Letter (as defined below), as further described below.
The closing of the transactions contemplated by the Merger Agreement are subject to customary conditions, including, among other things, (i) receiving the required approval of the Company’s stockholders, which approval was effected through the written consent (the “Written Consent”) of IEH ARI Holdings LLC (“IEH ARI Holdings”) that was delivered in connection with the Voting Agreement (as defined below), (ii) twenty days having elapsed since the mailing to the Company’s stockholders of a definitive information statement with respect to adoption of the Merger Agreement by IEH ARI Holdings pursuant to the Written Consent, and (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The transactions contemplated by the Merger Agreement are expected to close in the fourth quarter of 2018. The Company cannot assure you that the transactions will be consummated in a timely manner, if at all.
Equity Commitment Letter
On October 22, 2018, Parent obtained certain equity financing commitments pursuant to an equity commitment letter (the “Equity Commitment Letter”) for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. Subject to the terms and conditions of the Equity Commitment Letter, ITE Rail Fund L.P. (the “Sponsor”) committed to contribute to Parent (including through release of funds from escrow), an equity contribution equal to $440 million (the “Contribution”) prior to or at the closing. The Sponsor’s obligation to make the Contribution is subject to (i) the Marketing Period (as defined in the Merger Agreement) ending and Parent satisfying or waiving all conditions precedent to the consummation of the transactions contemplated by the Merger Agreement by Parent and Merger Sub (other than those conditions that by their nature are to be satisfied at the closing), (ii) the Debt Financing (as defined in the Merger Agreement), or any Alternative Financing (as defined in the Merger Agreement), having been funded in accordance with the terms of the Merger Agreement (or will be funded substantially contemporaneously with the Contribution), and (iii) (a) the substantially contemporaneous consummation of the Merger in accordance with the terms of the Merger Agreement or (b) the Company shall have obtained an award of specific performance by a court of competent jurisdiction requiring Parent to effect the closing of the Merger, and the Company has irrevocably confirmed in writing to Parent that if the Contribution is funded, then the closing will occur.
The Company is an express third party beneficiary and has the express right to specific performance of the equity financing. Subject to the terms and conditions of the Equity Commitment Letter and the Merger Agreement, the Company may specifically enforce the Sponsor’s obligations under the Equity Commitment Letter upon the occurrence of certain conditions, including the failure of Parent and Merger Sub to effect closing.
Limited Guarantee
On October 22, 2018, the Sponsor and the Company executed a limited guarantee (the “Limited Guarantee”) in favor of the Company. Pursuant to the terms and conditions of the Limited Guarantee and Merger Agreement, the Sponsor has guaranteed the due and punctual payment of (i) Parent’s and/or Merger Sub’s obligation to pay the Parent Termination Fee to the Company and (ii) any amounts that are owed by Parent and/or Merger Sub with respect to monetary damages relating to any material breach of the Merger Agreement by Parent or Merger Sub (in each case, only after a valid termination of the Merger Agreement by the Company and subject to the terms and limitations of the Merger Agreement) (together, the “Guaranteed Obligations”). The maximum aggregate liability of Sponsor under the Limited Guarantee will not exceed $130,250,000, less the amount of Guaranteed Obligations actually satisfied by Parent or Merger Sub.
Voting Agreement
In connection with the execution of the Merger Agreement, Parent, IEH ARI Holdings and certain of IEH ARI Holdings’ affiliates entered into a voting agreement (the “Voting Agreement”). Subject to the terms and conditions set forth in the Voting

Agreement, IEH ARI Holdings and such affiliates have approved the transactions contemplated by the Merger Agreement, including the Merger, through a written consent that was delivered to the Company on October 22, 2018. This consent does not become effective and shall be deemed null and void if, at any time prior to November 26, 2018 (subject to extension as provided in the Merger Agreement), the Merger Agreement has been terminated in accordance with its terms.
Stock Repurchase Program
In connection with the transactions contemplated by the Merger Agreement, on October 21, 2018, the Board terminated the Company’s stock repurchase program, effective immediately.
Stock Appreciation Rights
Pursuant to the Merger Agreement, at the Effective Time, any outstanding vested SARs will be canceled in exchange for the right to receive a lump sum cash payment calculated pursuant to the terms of the Merger Agreement. In addition, any SAR that has an exercise or base price per share of common stock that is greater than or equal to the per share Merger Consideration and any unvested SARs will be canceled at closing. The Company estimates that this will increase its expected liability related to vested and outstanding SARs to approximately $5.2 million compared to $3.4 million recorded for all outstanding SARs as of September 30, 2018.
The Company has evaluated subsequent events through October 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding the Company’s recently announced merger with Parent, the anticipated timing thereof and the agreements relating thereto, statements regarding various estimates we have made in preparing our financial statements, our plans to address the Federal Railroad Administration (FRA) directive released September 30, 2016 and subsequently revised and superseded on November 18, 2016 (FRA Directive) and the settlement agreement related thereto, the impact of the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) on our business and financial statements, expected future trends relating to our industry, products and markets, the potential impact of regulatory developments, including developments related to the FRA Directive and the related settlement, anticipated customer demand for our products and services, trends relating to our shipments, leasing business, railcar services, revenues, profit margin, capacity, financial condition, and results of operations, trends related to railcar shipments for direct sale versus lease, our backlog and any implication that our backlog may be indicative of our future revenues, our strategic objectives and long-term strategies, our results of operations, financial condition and the sufficiency of our capital resources, our capital expenditure plans, short- and long-term liquidity needs, ability to service our current debt obligations and future financing plans, anticipated benefits regarding the growth of our leasing business, the mix of railcars in our lease fleet and our lease fleet financings, anticipated production schedules for our products and the anticipated production schedules of our joint ventures, our plans regarding future dividends and the anticipated performance and capital requirements of our joint ventures. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.
Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•
risks relating to our recently announced merger including, but not limited to, risks related to the satisfaction of the conditions to closing the transaction (including the expiration of the waiting period under the HSR Act) in the anticipated timeframe or at all; the ability to realize the anticipated benefits of the transaction; potential negative effects of this announcement on the market price of our common stock; the outcome of any regulatory actions or legal proceedings that may be instituted against the Company or others related to the proposed transaction; and the ability to retain certain key employees of the Company;

•	the health of and prospects for the overall railcar industry;

•	our prospects in light of the cyclical nature of our business;

•	our ability to recruit, retain and train qualified personnel;

•	the risk of being unable to market or re-market railcars for sale or lease at favorable prices or on favorable terms or at all;

•	the highly competitive nature of the manufacturing, railcar leasing and railcar services industries;

•	the risks associated with ongoing compliance with transportation, environmental, health, safety, and regulatory laws and regulations, which may be subject to change;

•	the impact, costs and expenses of any warranty claims to which we may be subject now or in the future;

•	risks relating to our compliance with, and any developments related to, the FRA Directive and the settlement agreement related thereto;

•
the impact of policies and priorities of certain governments, or other issues, that may cause trade and market conditions that result in fluctuations in the supply and costs of raw materials, including steel and railcar components, or delays in the delivery of such raw materials and components, and their impact on customer demand, our ability to deliver products and services, and our margin;

•	the variable purchase patterns of our railcar customers and the timing of completion, customer acceptance and shipment of orders, as well as the mix of railcars for lease versus direct sale;

•	our ability to manage overhead and variations in production rates;

•	our reliance upon a small number of customers that represent a large percentage of our revenues and backlog;

•	the conversion of our railcar backlog into revenues equal to our reported estimated backlog value;

•	fluctuations in commodity prices, including oil and gas;

•	the risks associated with our current operations and joint ventures, including anticipated capital needs and production capabilities;

•	the ongoing risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through Icahn Enterprises L.P. (IELP), and certain of his affiliates;

•	the impact, costs and expenses of any litigation to which we may be subject now or in the future;

•	risks relating to the transition of the management of our railcar leasing business from ARL to in-house following the ARL Sale;

•	risks related to the loss of executive officers;

•	the sufficiency of our liquidity and capital resources, including long-term capital needs to support the growth of our lease fleet and the conversion of our backlog into shipments;

•	the risks related to our and our subsidiaries' indebtedness and compliance with covenants contained in our and our subsidiaries' financing arrangements;

•	uncertainties regarding the 2017 Tax Act or other changes in our tax provisions or positions;

•	the integration with other systems and ongoing management of our enterprise resource planning system
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
RECENT DEVELOPMENTS
Agreement and Plan of Merger
As further described in the Company’s Current Report on Form 8-K filed on October 22, 2018, on October 22, 2018 , American Railcar Industries, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with STL Parent Corp., a Delaware corporation (the “Parent”), pursuant to which a newly formed North Dakota corporation that is a wholly-owned subsidiary of Parent (“Merger Sub”), will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger (the “Merger”). October 26, 2018, Merger Sub executed a joinder agreement with the Company and Parent pursuant to which Merger Sub became a party to the Merger Agreement. Following the consummation of the Merger, the Company will be a wholly-owned subsidiary of Parent.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time (each, a “Share”), will be canceled and each such Share (other than (i) Shares owned by Parent, Merger Sub or any of their respective subsidiaries or affiliates (other than the Company), (ii) Shares owned by the Company or the Company’s subsidiaries, or (iii) Shares owned by holders who have properly exercised appraisal rights under North Dakota law) will be converted into the right to receive $70.00 per Share in cash, without interest (the “Merger Consideration”). The Merger Consideration may be increased in the event that interest is determined to be payable as a result of Parent’s failure to timely deposit funds into escrow.
Under certain circumstances, a termination of the Merger Agreement may result in a termination fee in the amount of $65 million payable by the Company to Parent, or a reverse termination fee of $130 million payable by the Parent to the Company (the “Parent Termination Fee”). Upon termination of the Merger Agreement the parties will also be entitled to seek (A) specific performance and (B) damages incurred or suffered as a result of a material breach of any representations, warranties, covenants or other agreements set forth in the Merger Agreement prior to such termination, in each case to the extent expressly permitted by the Merger Agreement. The Company may also seek to enforce its rights as a third party beneficiary under the Equity Commitment Letter (as defined below), as further described below.
The closing of the transactions contemplated by the Merger Agreement are subject to customary conditions, including, among other things, (i) receiving the required approval of the Company’s stockholders, which approval was effected through the written consent (the “Written Consent”) of IEH ARI Holdings LLC (“IEH ARI Holdings”) that was delivered in connection with the Voting Agreement (as defined below), (ii) twenty days having elapsed since the mailing to the Company’s stockholders of a definitive information statement with respect to adoption of the Merger Agreement by IEH ARI Holdings pursuant to the Written Consent, and (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The transactions contemplated by the Merger Agreement are expected to close in the fourth quarter of 2018. The Company cannot assure you that the transactions will be consummated in a timely manner, if at all.
Equity Commitment Letter
On October 22, 2018, Parent obtained certain equity financing commitments pursuant to an equity commitment letter (the “Equity Commitment Letter”) for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. Subject to the terms and conditions of the Equity Commitment Letter, ITE Rail Fund L.P. (the “Sponsor”) committed to contribute to Parent (including through release of funds from escrow), an equity contribution equal to $440 million (the “Contribution”) prior to or at the closing. The Sponsor’s obligation to make the Contribution is subject to (i) the Marketing Period (as defined in the Merger Agreement) ending and Parent satisfying or waiving all conditions precedent to the consummation of the transactions contemplated by the Merger Agreement by Parent and Merger Sub (other than those conditions that by their nature are to be satisfied at the closing), (ii) the Debt Financing (as defined in the Merger Agreement), or any Alternative Financing (as defined in the Merger Agreement), having been funded in accordance with the terms of the Merger Agreement (or will be funded substantially contemporaneously with the Contribution), and (iii) (a) the substantially contemporaneous consummation of the Merger in accordance with the terms of the Merger Agreement or (b) the Company shall have obtained an award of specific performance by a court of competent jurisdiction requiring Parent to effect the closing of the Merger, and the Company has irrevocably confirmed in writing to Parent that if the Contribution is funded, then the closing will occur.
The Company is an express third party beneficiary and has the express right to specific performance of the equity financing. Subject to the terms and conditions of the Equity Commitment Letter and the Merger Agreement, the Company may specifically enforce the Sponsor’s obligations under the Equity Commitment Letter upon the occurrence of certain conditions, including the failure of Parent and Merger Sub to effect closing.
Limited Guarantee
On October 22, 2018, the Sponsor and the Company executed a limited guarantee (the “Limited Guarantee”) in favor of the Company. Pursuant to the terms and conditions of the Limited Guarantee and Merger Agreement, the Sponsor has guaranteed the due and punctual payment of (i) Parent’s and/or Merger Sub’s obligation to pay the Parent Termination Fee to the Company and (ii) any amounts that are owed by Parent and/or Merger Sub with respect to monetary damages relating to any material breach of the Merger Agreement by Parent or Merger Sub (in each case, only after a valid termination of the Merger Agreement by the Company and subject to the terms and limitations of the Merger Agreement) (together, the “Guaranteed Obligations”). The maximum aggregate liability of Sponsor under the Limited Guarantee will not exceed $130,250,000, less the amount of Guaranteed Obligations actually satisfied by Parent or Merger Sub.
Voting Agreement
In connection with the execution of the Merger Agreement, Parent, IEH ARI Holdings and certain of IEH ARI Holdings’ affiliates entered into a voting agreement (the “Voting Agreement”). Subject to the terms and conditions set forth in the Voting Agreement, IEH ARI Holdings and such affiliates have approved the transactions contemplated by the Merger Agreement, including the Merger, through a written consent that was delivered to the Company on October 22, 2018. This consent does not become effective and shall be deemed null and void if, at any time prior to November 26, 2018 (subject to extension as provided in the Merger Agreement), the Merger Agreement has been terminated in accordance with its terms.
Stock Repurchase Program
In connection with the transactions contemplated by the Merger Agreement, on October 21, 2018, the Board terminated the Company’s stock repurchase program, effective immediately.
Stock Appreciation Rights
Pursuant to the Merger Agreement, at the Effective Time, any outstanding vested SARs will be canceled in exchange for the right to receive a lump sum cash payment calculated pursuant to the terms of the Merger Agreement. In addition, any SAR that has an exercise or base price per share of common stock that is greater than or equal to the per share Merger Consideration and any unvested SARs will be canceled at closing. The Company estimates that this will increase its expected liability related to vested and outstanding SARs to approximately $5.2 million compared to $3.4 million recorded for all outstanding SARs as of September 30, 2018.

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
During the third quarter of 2018, we experienced an increased level of inquiries for a variety of types of hopper and tank railcars compared to the third quarter of 2017. We believe this increase was driven, in part, by a slight improvement in underlying demand. We continue to expect that our total 2018 shipments will not reach the level of total shipments achieved in 2017. Railcar loadings for the nine months ended September 30, 2018 as reported by the AAR have increased slightly over the prior year, and the number of railcars industry-wide in storage continued to decrease as of September 30, 2018 and reached its lowest month-end total since the middle of 2016.
We received orders for 8,482 railcars during the third quarter of 2018, including 7,650 railcars ordered through the long-term supply agreement with GATX. These orders increased our backlog to 11,215 railcars at September 30, 2018.
The flexibility of our workforce and the proximity of our railcar manufacturing facilities and vertically integrated component plants provide us with the ability to adjust our production rates as market demand may dictate. However, we are operating in an environment with very low unemployment levels and we continue to focus our efforts to attract, train and retain skilled workers to meet current demand, which has increased costs. We cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that our railcar backlog, orders, shipments, pricing, lease utilization and/or lease rates will be comparable to our historical results or track industry-wide trends.
Our consolidated operating margin was 16.6% for the nine months ended September 30, 2018, a decrease from 18.5% for the same period in 2017, which reflected the competitive pricing environment currently prevalent in the railcar industry and lower production levels at our railcar manufacturing facilities, as well as an impairment loss on certain railcars in our lease fleet, all partially offset by an early lease termination payment, which is discussed further below. Excluding the impact of the impairment and the early lease termination payment, our consolidated operating margin would have been 14.8% for the nine months ended September 30, 2018. Our year-to-date 2018 operating margin also reflects certain inefficiencies experienced in our railcar production facilities, including the impact of our hiring, training and retention efforts to meet current demand for both hopper and tank railcars.
Our earnings for the nine months ended September 30, 2018 were supported by our railcar leasing segment, with a lease fleet of 13,721 railcars at September 30, 2018. Total railcar shipments were 654 during the third quarter of 2018, a decrease of 31.6% compared to the same period in 2017. These shipments included 387 railcars built for our lease fleet, representing 59.2% of our total railcar shipments compared to 35.4% for the same period in 2017. To the extent we add orders for railcars to our lease fleet, those orders not only help us to maintain a steady level of production during the manufacturing period, but also help provide future cash flows while the lease fleet continues to maintain a strong utilization rate. Because revenues and earnings related to leased railcars are recognized over the life of a lease, our quarterly and annual results may vary depending on the mix of lease versus direct sale railcars that we ship during a given period. Additionally, during the third quarter of 2018, we reached an agreement with one of our lessees to terminate a lease prior to the lease expiration date. This early termination resulted in a gain, net of the impact of related expenses, of approximately $10.1 million, and was recorded as other operating income during the third quarter of 2018.
Since 2011, we have strategically grown our lease fleet to include a mix of tank and hopper railcars for varying service types. The expiration dates of our operating leases for railcars in our lease fleet are spread over the next several years, with no more than 20% of the lease fleet expiring in any single year, which helps mitigate the risks of renewing leases at lower rates or any inability we may experience in renewing leases or re-leasing these railcars. Our backlog of 11,215 railcars includes 1,486 railcars we currently expect to build for our lease fleet. With our current liquidity of $274.5 million, including $200.0 million available under our revolving credit facility, and additional unencumbered railcars available to borrow against, we have the ability to grow our lease fleet further as demand dictates.
Our railcar services business continues to support the industry, offering repair services over the railcar life cycle. Our tank railcar manufacturing facility provides us additional flexibility not only to produce railcars, but also to perform traditional repair and retrofit services in a production line set-up. We have ramped up activity on retrofit projects for third parties during 2018 that will continue for the balance of the year.
As discussed in Note 12, Commitments and Contingencies, in connection with the Federal Railroad Administration’s (FRA) Railworthiness (RWD) Directive No. 2016-01 [Revised] (the Revised Directive) and our settlement agreement with the FRA related thereto, a loss contingency reserve remained of $8.6 million as of September 30, 2018 related to our probable and estimable liabilities with respect to our compliance with the Revised Directive and related settlement agreement. We continue to monitor this contingency and refine our estimates as necessary. In addition to the requirements of the Revised Directive and the related settlement agreement, we are subject to regulation by governmental, regulatory, and industry authorities and by federal, state, local, and foreign agencies. Despite our intention to comply with these laws and regulations in an efficient manner, our compliance efforts may prove to require more resources than we currently anticipate. We may also be subject to increased regulatory scrutiny, whether due to our ongoing compliance with the Revised Directive and the related settlement agreement, or otherwise.
We believe our integrated business model of providing complete life cycle solutions for the railcar industry under the direction of our experienced management team provides a solid foundation of knowledge, which we will leverage as we continue to grow our business as demand dictates. We are confident that this business model, which offers our customers opportunities to purchase or lease railcars from us, provides us with numerous advantages, including increased flexibility and lower costs relative to other lessors in the industry.
RESULTS OF OPERATIONS
Three and nine months ended September 30, 2018 compared to three and nine months ended September 30, 2017
Consolidated Results

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
	(in thousands)				(in thousands)
Revenues:
Manufacturing	$40,766	$68,442	$(27,676)	(40.4)	$194,347	$184,255	$10,092	5.5
Railcar leasing	32,427	33,440	(1,013)	(3.0)	101,352	100,992	360	0.4
Railcar services	26,791	18,864	7,927	42.0	67,051	59,200	7,851	13.3
Total revenues	$99,984	$120,746	$(20,762)	(17.2)	$362,750	$344,447	$18,303	5.3
Cost of revenues:
Manufacturing	$(42,117)	$(64,235)	$22,118	(34.4)	$(184,507)	$(169,915)	$(14,592)	8.6
Other operating income (loss)	(15)	(924)	909	*	29	140	(111)	*
Railcar leasing	(12,491)	(10,856)	(1,635)	15.1	(38,871)	(34,532)	(4,339)	12.6
Railcar services	(22,892)	(16,023)	(6,869)	42.9	(56,897)	(49,559)	(7,338)	14.8
Total cost of revenues	$(77,515)	$(92,038)	$14,523	(15.8)	$(280,246)	$(253,866)	$(26,380)	10.4
Selling, general and administrative	(10,993)	(9,263)	(1,730)	18.7	(29,349)	(27,084)	(2,265)	8.4
Net gains on disposition of leased railcars	272	102	170	*	549	115	434	*
Loss on asset impairment	—	—	—	*	(3,554)	—	(3,554)	*
Gain on early lease termination	$10,146	$—	10,146	*	$10,146	$—	10,146	*
Earnings from operations	$21,894	$19,547	$2,347	12.0	$60,296	$63,612	$(3,316)	(5.2)

* - Not Meaningful
Revenues
Our total consolidated revenues for the three months ended September 30, 2018 decreased by 17.2% compared to the same period in 2017. This decrease was primarily due to decreased revenues in our manufacturing segment, partially offset by increased revenues in our railcar services segment. Our total consolidated revenues for the nine months ended September 30, 2018 increased 5.3% compared to the same period 2017. This increase was primarily due to increased revenues in our manufacturing and railcar services segments.
During the three months ended September 30, 2018, we shipped 267 direct sale railcars, which excludes 387 railcars (59.2% of total shipments) built for our lease fleet, compared to 618 direct sale railcars for the same period of 2017, which excludes 338 railcars (35.4% of total shipments) built for our lease fleet.
During the nine months ended September 30, 2018, we shipped 1,797 direct sale railcars, which excludes 601 railcars (25.1% of total shipments) built for our lease fleet, compared to 1,698 direct sale railcars for the same period of 2017, which excludes 1,485 railcars (46.7% of total shipments) built for our lease fleet.
Manufacturing revenues decreased by 40.4% during the three month period ended September 30, 2018 compared to the same period in 2017. This change included a 56.4% decrease due primarily to decreased railcar shipments for direct sale. In total, we shipped 351 fewer direct sale railcars during the three months ended September 30, 2018 compared to the same period in 2017. This decrease was partially offset by a 16.0% increase resulting from higher selling prices due to the mix of railcars shipped during the third quarter of 2018 compared to the third quarter of 2017 and, to a lesser extent, higher revenues from material cost changes that we generally pass through to customers.
Manufacturing revenues increased by 5.5% during the nine month period ended September 30, 2018 compared to the same period in 2017. This change included a 11.1% increase due primarily to increased railcar shipments for direct sale and higher revenues from material cost changes that we generally pass through to customers. In total, we shipped 99 more direct sale railcars during the nine month period ended September 30, 2018 compared to the same period in 2017. These increases were partially offset by a 5.6% decrease resulting from lower selling prices due to the mix of types of hopper and tank railcars shipped during the nine months ended September 30, 2018 compared to the same period in 2017 and more competitive pricing across the North American railcar market.
Railcar leasing revenues decreased by 3.0% during the three months ended September 30, 2018 compared to the same period in 2017. This decrease was primarily due to a decline in weighted average lease rates and increased time off lease for reassignments, partially offset by an increase in the number of railcars on lease. Railcar leasing revenues increased 0.4% during the nine months ended September 30, 2018 compared to the same period in 2017 due primarily to an increase in the number of railcars in our lease fleet, partially offset by a decline in weighted average lease rates and increased time off lease for reassignments. The lease fleet grew to 13,721 railcars at September 30, 2018 from 12,749 railcars at September 30, 2017.

Railcar services revenues increased by 42.0% for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to increased revenue generated from retrofit projects, partially offset by lower demand for traditional repair services. Railcar services revenues increased by 13.3% for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to increased revenue generated from retrofit projects, partially offset by decreased demand for traditional repair services, including from our mobile repair operations, and the use of some repair capacity for reassignment work for our lease fleet, which results in intercompany revenue that is eliminated in consolidation. Our tank railcar manufacturing facility provides us the flexibility not only to produce railcars, but also to perform repair and retrofit services in a production line set-up, offering another option for us to meet our customers' repair needs.
Cost of revenues
Our total consolidated cost of revenues decreased by 15.8% for the three months ended September 30, 2018 compared to the same period in 2017 due primarily to decreased cost of revenues in our manufacturing segment, partially offset by increases in our railcar leasing and railcar services segments. Our total consolidated cost of revenues increased by 10.4% for the nine months ended September 30, 2018 compared to the same period in 2017 due to increased cost of revenues in our manufacturing, railcar leasing, and railcar services segments.

Cost of revenues decreased for our manufacturing segment by 34.4% for the three months ended September 30, 2018 compared to the same period in 2017. This decrease was primarily driven by a decrease of 56.5% related to decreased railcar shipments for direct sale, partially offset by a 22.1% increase due to higher material costs for key components and steel. These higher material costs are also reflected as an increase in selling prices as our practice is to generally pass changes in these costs through to customers. The increased cost of revenues is also partially driven by the impact of certain inefficiencies encountered in our railcar production environment, including the impact of our efforts to hire, train, and retain skilled workers to meet current demand for both hopper and tank railcars, including direct and indirect costs of training new hires and additional training for current personnel, along with higher fixed costs incurred based on lower production levels. Cost of revenues increased for our manufacturing segment by 8.6% for the nine months ended September 30, 2018 compared to the same period in 2017, including an increase of 11.6% driven primarily by higher railcar shipments for direct sale and increased materials costs that are passed through to customers. These increases to cost of revenues were partially offset by a decrease of 3.0% due to the mix of railcars shipped during these periods.
Cost of revenues for our railcar leasing segment increased by 15.1% and 12.6% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily as a result of an increase in the number of railcars in our lease fleet, including increased depreciation expense, and increased maintenance costs associated with both our growing lease fleet and railcars being reassigned to other lessees.
Cost of revenues for our railcar services segment increased by 42.9% and 14.8% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to increased demand for retrofit projects and an unfavorable mix of repair work causing inefficiencies at certain repair facilities during 2018, partially offset by a decline in traditional repair work, including at our mobile repair operations.
Other operating income (loss)
During the second quarter of 2018, we recorded an impairment loss of $3.6 million on certain railcars within our lease fleet. See Note 6 - "Property, Plant, Equipment and Railcars on Leases, net" for further details of the facts and circumstances surrounding this impairment and the analysis performed.
During the third quarter of 2018, we reached an agreement with one of our lessees to terminate a lease prior to the lease expiration date. This early termination resulted in a gain, net of the impact of related expenses, of approximately $10.1 million, which was recorded as other operating income during the third quarter of 2018. The railcars that were subject to the terminated lease have since been reassigned to a new lessee.
Selling, general and administrative expenses
Our total consolidated selling, general and administrative expenses were $11.0 million and $29.3 million for the three and nine months ended September 30, 2018, respectively, compared to $9.3 million and $27.1 million for the same periods in 2017. These increases were primarily driven by higher expenses for share-based compensation resulting from fluctuations in our stock price as well as increased compensation costs, partially related to additional personnel hired to increase our sales and marketing team and other supporting groups in connection with transitioning our lease fleet management in-house. In 2017, prior to the sale of ARL, most of these expenses were paid for through the management fee paid to ARL, which was recorded as cost of revenues in the railcar leasing segment. These increases were partially offset by decreased legal expenses for both periods.
Interest expense
Our total consolidated interest expense decreased by $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These decreases were primarily driven by lower average debt balances during these periods of 2018 compared to the same periods in 2017.

Earnings from Joint Ventures
The breakdown of our earnings from joint ventures during the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Ohio Castings	$(206)	$(237)	$31	$(523)	$(1,059)	$536
Axis	574	469	105	2,769	2,637	132
Total Earnings from Joint Ventures	$368	$232	$136	$2,246	$1,578	$668
Our joint venture earnings were $0.4 million and $2.2 million for the three and nine months ended September 30, 2018, respectively, compared to earnings of $0.2 million and $1.6 million for the same periods in 2017. Our Ohio Castings joint venture, which was idled in early 2017, incurring ramp down costs, remains idled and continues to generate losses. We expect that Ohio Castings will remain idle through most, if not all, of 2019, subject to re-evaluation based on changes in demand expectations. We do not expect the idling to have a significant impact to our operations or supply chain, as we expect to fulfill our castings requirements from third party vendors.
Earnings from our Axis joint venture increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017 due primarily to continued profitability and lower interest expense resulting from lower debt levels.
Income Tax Expense
Our income tax expense was $4.4 million, or 25.2% of our earnings before income taxes, and $12.8 million, or 26.6% for the three and nine months ended September 30, 2018, respectively, compared to $6.3 million, or 41.5% of our earnings before income taxes, and $21.9 million or 41.9% for the same periods in 2017. Our annual effective tax rate in 2018 is lower than our 2017 rate primarily due to the reduction in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 effective for calendar year 2018. Furthermore, based upon our accounting policy for the realization of deferred tax assets, 2017 was impacted by a discrete item in recognizing a valuation allowance against our capital loss carryforward in the second quarter of 2017, increasing our tax expense by $1.1 million, a 1.9% increase to the effective tax rate for the nine months ended September 30, 2017.
Our annual effective tax rate is impacted by fluctuations in our state effective tax rates as it is based on estimates for allocation and apportionment that may differ from actual results and may vary from year to year. In the third quarter of 2018, we reviewed our year-to-date actual and estimated apportionment results for the current year and adjusted our state effective tax rate in calculating the annual effective tax rate. We also adjusted our inventory of deferred tax assets and liabilities for the state effective rate. These adjustments resulted in a discrete item of $0.9 million of income tax expense in the quarter.
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

	Three Months Ended September 30,
	2018			2017
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$40,766	$39,783	$80,549	$68,442	$33,625	$102,067	$(21,518)
Railcar leasing	32,427	—	32,427	33,440	—	33,440	(1,013)
Railcar services	26,791	852	27,643	18,864	976	19,840	7,803
Eliminations	—	(40,635)	(40,635)	—	(34,601)	(34,601)	(6,034)
Total Consolidated	$99,984	$—	$99,984	$120,746	$—	$120,746	$(20,762)

	Nine Months Ended September 30,
	2018			2017
	(in thousands)
	External	Intersegment	Total	External	Intersegment	Total	Change
Revenues
Manufacturing	$194,347	$62,837	257,184	$184,255	$149,171	$333,426	$(76,242)
Railcar leasing	101,352	—	101,352	100,992	—	100,992	360
Railcar services	67,051	5,063	72,114	59,200	3,191	62,391	9,723
Eliminations	—	(67,900)	(67,900)	—	(152,362)	(152,362)	84,462
Total Consolidated	$362,750	$—	$362,750	$344,447	$—	$344,447	$18,303

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Earnings (Loss) from Operations
Manufacturing	$(1,894)	$3,733	$(5,627)	$4,784	$20,183	$(15,399)
Railcar leasing (1)	26,640	19,029	7,611	58,054	56,529	1,525
Railcar services	2,731	1,941	790	7,412	6,986	426
Corporate	(5,705)	(4,603)	(1,102)	(14,016)	(13,828)	(188)
Eliminations	122	(553)	675	4,062	(6,258)	10,320
Total Consolidated	$21,894	$19,547	$2,347	$60,296	$63,612	$(3,316)

(1)—
The earnings from operations for the leasing segment include the impact of a gain recorded for a customer's early lease termination payment. The impact of this gain on the leasing segment operating earnings was $10.1 million for the three and nine months ended September 30, 2018, respectively, and zero for the same periods in 2017.

The earnings from operations for the leasing segment also include the impact of an impairment loss recognized on certain railcars within the Company's lease fleet. The impact of the impairment loss was zero and $(3.6) million, net of an intercompany elimination of $8.0 million, for the three and nine months ended September 30, 2018, respectively, and zero for the same periods in 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Operating Margins
Manufacturing	(2.4)%	3.7%	1.9%	6.1%
Railcar leasing (1)	82.2%	56.9%	57.3%	56.0%
Railcar services	9.9%	9.8%	10.3%	11.2%

(1)—
The leasing segment operating margins include the impact of a gain recorded for a customer's early lease termination payment. The impact of this gain on the leasing segment operating margins was 31.3% and 10.0% for the three and nine months ended September 30, 2018, respectively, and zero for the same periods in 2017.

The leasing segment operating margins include the impact of an impairment loss recognized on certain railcars within the Company's lease fleet. The impact of the impairment loss on the leasing segment operating margins was zero and (3.5)% for the three and nine months ended September 30, 2018, respectively, and zero for the same periods in 2017.

Manufacturing
Our manufacturing segment revenues, including revenues for railcars built for our lease fleet, decreased by $21.5 million and $76.2 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease in revenues for the three months ended September 30, 2018 was primarily due to a decrease in railcar shipments for direct sale and a decrease in average selling prices due to more competitive pricing for both hopper and tank railcars, partially offset by an increase in railcar shipments for our lease fleet and increased pricing due to shift in mix of railcars shipped. The decrease in revenues for the nine months ended September 30, 2018 was primarily due to a decrease in railcar shipments for our lease fleet and lower average selling prices due to a shift in mix of railcars shipped as well as more competitive pricing for both hopper and tank railcars, partially offset by increased railcar shipments for direct sale. The change in mix of railcars shipped impacts manufacturing revenues as hopper railcars generally sell at lower prices than tank railcars due to less material and labor content.
During the third quarter of 2018, we shipped 654 railcars, including 387 railcars built for our lease fleet, compared to 956 railcars, including 338 railcars built for our lease fleet for the same period of 2017. During the first nine months of 2018 we shipped 2,398 railcars, including 601 railcars built for our lease fleet, compared to 3,183 railcars, including 1,485 railcars built for our lease fleet for the same period of 2017.
Manufacturing segment revenues for the three and nine months ended September 30, 2018 included revenues of $39.6 million and $62.0 million, respectively, relating to railcars built for our lease fleet compared to $33.3 million and $147.2 million for the same periods in 2017. The increase in revenues related to railcars built for our lease fleet for the three months ended September 30, 2018 was due primarily to timing of customer orders. The decrease for the nine months ended September 30, 2018 was due primarily to lower quantities of both hopper and tank railcars shipped for lease as available lease rates in the railcar market made certain opportunities for leasing railcars less appealing during the first half of 2018. These revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party and are eliminated in consolidation. Revenues from railcars manufactured for our railcar leasing segment are not recognized in consolidated revenues as railcar sales, but rather lease revenues are recognized over the term of the lease in accordance with monthly lease revenues. Railcars built for the lease fleet represented 59.2% and 25.1% of our railcar shipments during the three and nine months ended September 30, 2018, respectively, compared to 35.4% and 46.7% of our railcar shipments during the same periods in 2017.
Earnings from operations for our manufacturing segment, which include an allocation of selling, general and administrative costs and profit for railcars manufactured for our railcar leasing segment, decreased by $5.6 million and $15.4 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Profit on railcars built for our lease fleet, which is eliminated in consolidation, was $2.6 million and $4.1 million for the three and nine months ended September 30, 2018, respectively, compared to $3.3 million and $14.2 million for the same periods in 2017. The profit on railcars built for our lease fleet is based on an estimated fair market value of revenues as if the railcars had been sold to a third party, less the cost to manufacture.
Operating margin from our manufacturing segment decreased to (2.4)% and 1.9% for the three and nine months ended September 30, 2018, respectively, compared to 3.7% and 6.1% for the same periods in 2017. The decreases for both earnings from operations and operating margin were primarily due to decreased railcar shipments, higher fixed costs incurred based on lower production volumes, more competitive pricing for both tank and hopper railcars, and certain inefficiencies encountered in our railcar manufacturing facilities, including the costs associated with our efforts to hire, train and retain skilled workers to meet current demand for both hopper and tank railcars, including direct and indirect training costs.
Railcar Leasing
Our railcar leasing segment revenues for the three months ended September 30, 2018 decreased by $1.0 million for the three months ended September 30, 2018 compared to the same period in 2017. This decrease was primarily due to a decline in weighted average lease rates and increased time off lease for reassignments, partially offset by an increase in the number of railcars on lease. Our railcar leasing segment revenues for the nine months ended September 30, 2018 increased by $0.4 million compared to the same period in 2017. This increase was driven primarily by an increase in railcars on lease with third parties, partially offset by a decline in weighted average lease rates and increased time off-lease for railcar reassignments.

For the three and nine months ended September 30, 2018, our railcar leasing segment revenues included transactions with affiliates totaling $0.4 million, or 0.4% of our total consolidated revenues, and $1.2 million, or 0.3% of our total consolidated revenues, respectively. For the three and nine months ended September 30, 2017, our railcar leasing segment revenues included transactions with affiliates of $0.2 million, or 0.2% of our total consolidated revenues, and $0.7 million, or 0.2%, of our total consolidated revenues, respectively.
Earnings from operations for our railcar leasing segment, which include an allocation of selling, general and administrative costs, increased by $7.6 million and $1.5 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Operating margin from our railcar leasing segment increased to 82.2% and 57.3% for the three and nine months ended September 30, 2018, respectively, compared to 56.9% and 56.0% for the same periods in 2017. As discussed above, the railcar leasing segment recorded a gain of $10.1 million during the third quarter of 2018 related to an early lease termination, which is included in earnings from operations. Additionally, earnings from operations and operating margin for the nine months ended September 30, 2018 included a $3.6 million impairment loss recognized during the second quarter of 2018 on certain railcars in our lease fleet. Excluding these items, operating margins from our railcar leasing segment would have been 50.9% and 50.8% for the three and nine months ended September 30, 2018, respectively. These decreases were primarily driven by increased maintenance costs and lower lease rates on new railcars on lease, as well as certain renewals and reassignments.
Railcar Services
Our railcar services segment revenues increased by $7.8 million and $9.7 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These increases were primarily due to increased revenue from retrofit projects, as well as increased intercompany revenue for lease fleet reassignment work that is eliminated in consolidation, both partially offset by decreased demand for traditional repair services, including from our mobile repair operations.
For both the three and nine months ended September 30, 2018, our railcar services segment revenues included transactions with affiliates totaling less than $0.1 million, or less than 0.1% of our total consolidated revenues compared to $1.2 million, or 1.0% of our total consolidated revenues, and $11.7 million, or 3.4% of our total consolidated revenues for the same periods in 2017.
Earnings from operations for our railcar services segment, which include an allocation of selling, general and administrative costs, increased to $2.7 million and $7.4 million for the three and nine months ended September 30, 2018, respectively, compared to $1.9 million and $7.0 million for the same periods of 2017. Operating margins for this segment were 9.9% and 10.3% for the three and nine months ended September 30, 2018, respectively, compared to 9.8% and 11.2% for the same periods in 2017. The decrease in operating margin for the nine months ended was primarily driven by an unfavorable mix of work as well as costs incurred during the ramp up for retrofit projects.
BACKLOG
We define backlog as the number and estimated market value of new railcars we will produce that our customers have committed in writing to purchase or lease from us that have not been shipped, net of cancellations. As of September 30, 2018, our total backlog was 11,215 railcars, of which we currently expect 9,729 railcars with an estimated market value of $936.7 million to be for direct sale and 1,486 railcars with an estimated market value of $162.4 million to be added to our lease fleet. As of December 31, 2017, our total backlog was 1,940 railcars, of which we expected 1,551 railcars with an estimated market value of $132.8 million to be direct sales and 389 railcars with an estimated market value of $39.8 million to be added to our lease fleet. Our entire backlog at September 30, 2018 related to railcar orders for non-affiliated customers. Our backlog does not include any railcars that may be produced by our affiliate, ACF, and purchased by us.
Railcars for Sale. As of September 30, 2018, 86.7% of the total number of railcars in our backlog were expected to be railcars for direct sale. Estimated backlog value of railcars for direct sale reflects the total revenues expected as if such backlog were converted to actual revenues at the end of the particular period.
Railcars for Lease. As of September 30, 2018, 13.3% of the total number of railcars in our backlog were expected to be added to our lease fleet, all of which we will directly manufacture. Estimated backlog value of railcars for lease reflects the estimated market value of each railcar. Actual revenues for railcars subject to lease are recognized per the terms of the lease and are not based on the estimated backlog value.
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
The reported backlog includes railcars relating to purchase or lease obligations based upon an assumed product mix consistent with past orders. Changes in product mix from what is assumed would affect the estimated market value of our backlog. Estimated market value reflects known price adjustments for material cost changes but does not reflect a projection of any future material price adjustments that are generally provided for in our customer contracts. In addition, our backlog totals as of September 30, 2018 include railcars ordered under a multi-year supply agreement that has a fixed quantity based on an assumed mix of tank and hopper railcars. This assumed mix, including the estimated market value based on such assumed mix, is subject to change as railcar types are specified when ordered under this agreement during each year. No railcars subject to an option under this agreement have been included in our backlog and will not be until such time as an option is exercised.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2018, we had net working capital of $147.0 million, including $74.5 million of cash and cash equivalents. As of September 30, 2018, we had $526.6 million of debt outstanding, net of unamortized debt issuance costs of $4.5 million under an indenture entered into by our wholly-owned subsidiary, Longtrain Leasing III, LLC (LLIII), and we also had $200.0 million available to us under a revolving loan, as discussed further below.
Outstanding and Available Debt
Subsidiary lease fleet financings
In January 2015, we refinanced the Longtrain Leasing I, LLC (LLI) and Longtrain Leasing II, LLC (LLII) lease fleet financing facilities to, among other things, increase our borrowings. LLIII issued $625.5 million in aggregate principal amount of notes, pursuant to an Indenture, as amended (the Longtrain Indenture). The notes are fixed rate secured railcar equipment notes bearing interest at a rate of 2.98% per annum for the Class A-1 Notes and 4.06% per annum for the Class A-2 Notes (the Class A-1 Notes and the Class A-2 Notes, collectively, the Notes). As of September 30, 2018, there were $155.8 million and $375.5 million of Class A-1 and Class A-2 notes outstanding, respectively. The Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Pursuant to the terms of the Longtrain Indenture, LLIII is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. The liquidity reserve amount was $16.6 million as of both September 30, 2018 and December 31, 2017 and is included within restricted cash on the condensed consolidated balance sheets.
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
Subject to the provisions of the 2015 Credit Agreement, the Revolving Loans may be borrowed and reborrowed until the maturity date in December 2018. The Revolving Loans may be prepaid at the Company’s option at any time without premium or penalty (other than customary LIBOR breakage fees and customary reimbursement of increased costs). See Note 9 to the condensed consolidated financial statements for further discussion of the Revolving Loans.
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
In connection with the transactions contemplated by the Merger Agreement, it is currently anticipated that any amounts outstanding under the 2015 Credit Agreement will be repaid on or before the Closing Date (as defined in the Merger Agreement) and that the 2015 Credit Agreement will be terminated on or before the Closing Date. Additionally, while it is currently anticipated that the merger will be consummated before the end of 2018, we cannot assure that the Merger will be consummated by such time, if at all, and the Company may seek to amend and extend the 2015 Credit Agreement in the event borrowings are needed before the Closing Date.
Cash Flows
The following table summarizes our change in cash and cash equivalents:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$90,897	$91,096	$(199)
Investing activities	(74,608)	(121,818)	47,210
Financing activities	(42,063)	(42,002)	(61)
Effect of exchange rate changes on cash and cash equivalents	(86)	156	(242)
Net decrease in cash, cash equivalents, and restricted cash	$(25,860)	$(72,568)	$46,708

Net Cash Provided By Operating Activities
Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, inventory levels, the timing of collections on our accounts receivables, processing of payroll and associated taxes and payments to our suppliers.
Our net cash provided by operating activities for the nine months ended September 30, 2018 decreased slightly to $90.9 million from $91.1 million for the same period in 2017. The cash flows from operating activities were primarily driven by increased net earnings during the period, including the impact of the early termination gain as discussed above, and fluctuations in balance sheet items, including increased balances related to accounts payable and accrued expenses, partially offset by increases in inventory due to increased production rates and fluctuations in income tax receivable and accounts receivable balances.
Net Cash Used In Investing Activities
Our net cash used in investing activities for the nine months ended September 30, 2018 was $74.6 million compared to $121.8 million in the same period in 2017. The decrease was primarily a result of a decrease in the number of railcar shipments for lease during the first nine months of 2018 compared to the same period in 2017.
Net Cash Used In Financing Activities
Our net cash used in financing activities, comprised of debt repayments and dividends paid, for the nine months ended September 30, 2018 was $42.1 million, compared to $42.0 million for the same period in 2017.
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
Capital expenditures for the nine months ended September 30, 2018 were $73.7 million for manufacturing railcars for lease to others to expand our business and $7.4 million for capital projects that we expect will maintain equipment, improve efficiencies, further enhance the quality of our products and services, and reduce costs. We expect these types of capital expenditures will continue for the remainder of 2018, and we expect that our full year 2018 expenditures will be approximately $135 to $145 million, which represents an increase over our previous estimates, reflective primarily of additional lease orders that we have secured from third party customers. We cannot assure you that we will be able to complete any of our projects on a timely basis or within budget, if at all, or that our capital expenditures will align with industry demand for our products and services.
Future Liquidity
As of September 30, 2018, our current liquidity of $274.5 million consisted of our existing cash and cash equivalents balance, anticipated cash flows from operations, and borrowing availability of $200.0 million under the 2015 Credit Agreement. We expect to require additional financing over and above our current liquidity position to continue to grow our leasing business in connection with demand, to fulfill our current backlog and to purchase railcars from our affiliate for a leasing customer.
Additionally, we expect our future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of railcar orders we receive, our shipments and production rates, as well as costs and expenses related to our compliance with governmental and industry regulations and requirements. Our future liquidity may also be impacted by the number of railcar orders we receive for lease versus direct sale. However, we believe we have a strong balance sheet with good borrowing capacity based on, among other things, our ability to use unencumbered railcars in our lease fleet as collateral in any future financing transaction.
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
Stock Repurchase Program
On July 28, 2015, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. There were no repurchases during the nine months ended September 30, 2018. To date, we have repurchased 2,268,419 shares for $86.0 million under the Stock Repurchase Program. Board authorization for $164.0 million remains available for further stock repurchases.
In connection with the transactions contemplated by the Merger Agreement, on October 21, 2018, the Board terminated the Company’s stock repurchase program, effective immediately.
Contractual Obligations and Contingencies
As of September 30, 2018, our gross outstanding debt decreased to $531.3 million from $550.4 million as of December 31, 2017, primarily in connection with principal payments made on the Notes in accordance with the terms of the Longtrain

Indenture. See Notes 9 - 12 to the condensed consolidated financial statements for a discussion of the status of other contingencies and contractual obligations. Our contractual obligations and contingencies did not materially change from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Risks Relating to the Merger Agreement
The consummation of the transactions contemplated by the Merger Agreement is contingent upon the satisfaction of a number of conditions, including regulatory approval, that may not be satisfied or completed on a timely basis, if at all. Failure to complete the transactions contemplated by the Merger Agreement could negatively impact our stock price, business, financial condition, results of operations or prospects. We will also face risks while the Merger is pending.
The closing of the transactions contemplated by the Merger Agreement is subject to conditions to closing that are not wholly within our control, including, among other things, the expiration or termination of the applicable waiting period under the HSR Act. We cannot assure you that each of the conditions will be satisfied or waived in a timely manner, if at all, and the Merger may be delayed or not consummated. If the conditions are not satisfied or waived in a timely manner and the Merger is delayed or not consummated, we may lose some or all of the intended or perceived benefits of the Merger, which could cause our stock price to decline and harm our business.
We are also subject to additional risks in connection with the Merger, including, without limitation: the occurrence of an event or circumstance that could give rise to the payment of a termination fee by us of $65 million; the outcome of any regulatory actions or legal proceedings that may be instituted against us, our directors or others relating to the transactions contemplated by the Merger Agreement; the failure of the Merger to close for any reason, including due to the failure to obtain necessary regulatory approval; the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement, and the potential impact of such covenants on our business; the risk that the Merger will divert management’s attention, resulting in a potential disruption of our current business plan; potential negative effects of the announcement of the Merger on the market price of our common stock; and potential difficulties in employee retention arising from the Merger. If any of these risks materialize, our stock price may decline and our business, financial condition, results of operations or prospects could be materially harmed.
Uncertainty about the impact of the Merger on our employees, customers, suppliers and other third parties may have an adverse effect on us. These uncertainties may impair our ability to attract, train, retain and motivate key personnel, and could cause customers, suppliers and other third parties that deal with us to seek to change existing business relationships with us, any of which could negatively impact our business, financial condition, results of operations or prospects.
The Merger Agreement contains provisions that may discourage other companies from trying to acquire us for greater Merger consideration.
The Merger Agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the value to be received in the Merger, or may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay absent such provisions. These provisions include, without limitation, a general prohibition on us soliciting, or, subject to certain exceptions relating to the exercise of fiduciary duties by our board of directors, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions, and the potential for us to be required to pay a termination fee of $65 million upon termination of the Merger Agreement in certain circumstances. Furthermore, certain stockholders of the Company, who collectively own approximately 62.2% of the outstanding shares of our common stock, have entered into a voting agreement with Parent. Pursuant to the voting agreement, and subject to certain exceptions, such stockholders have approved the transactions contemplated by the Merger Agreement, including the Merger, through a written consent that was delivered to the Company on October 22, 2018. This consent does not become effective and shall be deemed null and void if, at any time prior to November 26, 2018 (subject to extension as provided in the Merger Agreement), the Merger Agreement has been terminated in accordance with its terms.
Risks Relating to Our Business and Common Stock
The highly cyclical nature of the railcar industry may result in lower revenues during economic downturns or due to other factors.
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
We depend on skilled labor in our manufacturing and other businesses. Due to the competitive nature of the labor markets in which we operate and the cyclical nature of the railcar industry, the resulting employment cycle increases our risk of not being able to recruit, train, and retain the personnel we require, particularly when the economy expands, production rates are high, we add capacity that requires increased staffing, or competition for such skilled labor increases. We are experiencing many of these conditions presently. These risks are exacerbated during periods of low unemployment rates, which we are also currently experiencing, in areas where we seek to recruit employees. Our costs to recruit, train and retain necessary, qualified personnel may exceed our forecasts. Our inability to recruit, train, and retain adequate numbers of qualified personnel on a timely basis could negatively impact the quality of our manufacturing and railcar services processes, jeopardize our return on investment for capital expenditures intended to expand our business, threaten our ability to deliver railcar orders in a timely manner, and materially adversely affect our business, financial condition and results of operations.
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
We face intense competition in all geographic markets and in each area of our business. In our railcar manufacturing business, we have five primary competitors. Any of these competitors may, from time to time, have greater resources than we do. Our current competitors have increased and may continue to increase their capacity in, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry has led to pricing pressures and could limit our ability to maintain or increase prices or obtain better margins on our railcars for both direct sale and lease. Competition may also limit our ability to re-lease railcars if our competitors provide our customers lower rates or other benefits. If we produce any type of railcars other than what we currently produce, we will be competing with other manufacturers that may have more experience with that railcar type. Further, new competitors, or alliances among existing competitors, may emerge in the railcar or industrial components industries and rapidly gain market share. Customer selection of railcars for purchase or for lease may be driven by technological or price factors, and our competitors may provide or be able to provide more technologically advanced railcars or more attractive pricing and/or lease rates than we can provide. Some of our competitors may be able to take better advantage of governmental policies that impact trade and importing and therefore reduce their costs to manufacture railcars and increase their ability to offer more competitive pricing to customers. Likewise, such governmental policies affecting trade and importing may increase our costs of manufacturing and harm our competitive position. Any competitive factors may adversely affect our sales, utilization and/or lease rates, and consequently our revenues.
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
The industries in which we operate are subject to extensive regulation by governmental, regulatory and industry authorities and by federal, state, local and foreign agencies. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. Despite our intention to comply with these laws and regulations, we cannot guarantee that we will be able to do so at all times and compliance may prove to be more costly and limiting than we currently anticipate, and compliance requirements could increase in future years. These laws and regulations are complex, change frequently and may become more stringent or the subject of stricter enforcement over time, which could impact our business, financial condition, results of operations and ability to access capital. If we fail to comply with the requirements and regulations of these agencies that impact our manufacturing, other processes and reporting requirements, we may face sanctions and penalties that could materially adversely affect our business, financial condition, results of operations and ability to access capital.
We may be subject to increased regulatory scrutiny, whether due to our ongoing compliance with the Revised Directive and the settlement agreement related thereto, or otherwise, which could result in increased costs or have a material adverse effect on our operations. Our railcar and railcar component manufacturing facilities must be certified annually by the Association of American Railroads (AAR), and products that we sell must meet AAR and Federal Railroad Administration (FRA) standards. Future regulatory developments, such as our failure to achieve, maintain or renew required certifications, issues identified by the AAR or the FRA in maintenance advisories or discovered during audits or inspections, new regulations or changes to existing regulations, modified interpretations of existing regulations, enhanced regulatory investigation, stricter regulatory enforcement, or any determination that our processes or products are not in compliance with applicable regulations, could result in increased compliance and other costs, governmental or administrative fines, penalties and proceedings, private litigation, product recalls, or plant shut-downs, any of which could have a material adverse effect on our operations, reputation, financial condition and results of operations.
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

On August 17, 2017, the Company entered into a settlement agreement with the FRA, which covered the subject railcars owned by ARI and certain of its affiliates. This settlement agreement, among other things, extended the deadline for ARI to complete the inspection, testing and repairs, if needed, for the 15% identified railcars to December 31, 2017.  Adding clarity regarding certain unknown requirements referenced in the Revised Directive, under the settlement agreement, ARI is required to inspect, test, and if necessary repair the remaining 85% subject tank railcars at the next tank railcar qualification, scheduled routine or regular maintenance, shopping or repair event, but no later than December 31, 2025. However, the agreement permits ARI to: (i) if the FRA does not impose a similar requirement by July 31, 2018 on other owners’ railcars subject to the Revised Directive, suspend compliance with this requirement until such time as the FRA imposes requirements on all 85% railcars subject to the Revised Directive, and (ii) elect to be governed by any different requirements later imposed by the FRA on other owners’ railcars subject to the Revised Directive. In addition, the settlement agreement also provides that railcars owned by ARI are no longer required to have a surface inspection performed when the railcars are being inspected pursuant to the Revised Directive. Finally, as part of the settlement agreement, ARI dismissed its lawsuit against the FRA.

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
Our future performance will substantially depend on our ability to retain and motivate our executive officers and key employees, both individually and as a group. If we lose any of our executive officers or key employees, who have many years of experience with our company and within the railcar industry and other manufacturing industries, or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business could be materially adversely affected. The loss of the services of one or more of our executive officers or key employees, who also have strong personal ties with customers and suppliers, could materially adversely affect our business, financial condition and results of operations. We do not currently maintain “key person” life insurance. Further, we do not have employment contracts with our executive officers and key employees. Our entry into the Merger Agreement may exacerbate these risks, as discussed above.
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
The level of our reported railcar backlog may not necessarily indicate what our future revenues will be, and our actual revenues may fall short of the estimated revenue value attributed to our railcar backlog or may be delayed in conversion beyond our original estimates.
We define backlog as the number of new railcars to which our customers have committed in writing to purchase or lease from us that have not been shipped, net of any cancellations. The estimated backlog value in dollars is the anticipated revenue on the railcars included in the backlog for purchase and the estimated fair market value of the railcars included in the backlog for lease, though actual revenues for these leases are recognized pursuant to the terms of each lease. These amounts may include certain assumptions related to the railcars to be delivered. We cannot guarantee that the actual revenue from these orders will equal our reported estimated backlog value or that our future revenue efforts will be successful. Our competitors may not define railcar backlog in the same manner as we do, which could make comparisons of our railcar backlog with theirs misleading. Customer orders may be subject to requests for delays in deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay our railcar backlog from being shipped and converted into revenues. Further, especially during economic downturns or industry-specific downturns, some of our customers may attempt to cancel or modify their contracts even if not permitted to do so under the contract. Examples of such modifications include delivery deferral, substituting a used railcar in place of a new railcar, or replacing a railcar that was ordered for direct sale with a leased railcar, or vice versa. Consequently, we may not be able to recover all revenue or earnings lost in the event of a breach of contract or if we agree to a customer accommodation, either of which could also impact the timing of conversion of our backlog into revenues. Additionally, converting our reported backlog into revenues may be adversely impacted by production issues or delays, including those related to third parties that may assist with completing customer orders or that play a significant role in our supply chain. Our reported railcar backlog may not be converted into revenues in any particular period, if at all, and the actual revenues may not equal our reported estimates of railcar backlog value.

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
Judgment is required to determine our provision for income taxes. Changes in estimates of projected future operating results, loss of deductibility of items, or recapture of prior deductions could result in significant increases to our tax expense and liabilities that could adversely affect our financial condition and profitability.
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
Affiliates of Mr. Carl Icahn accounted for approximately 3.0% and 1.0% for the three and nine months ended September 30, 2018, respectively, and accounted for approximately 1.4% and 3.7% for the same periods in 2017. This revenue in 2018 is primarily attributable to railcars leased to certain of the IELP Entities, and in 2017 was primarily attributable to railcar services provided to ARL. Upon consummation of the ARL Sale as of June 1, 2017, ARL is no longer affiliated with us or Mr. Carl Icahn. ARL has no obligation to purchase our railcars or services and we cannot assure you that we will receive any revenues from ARL in the future. Our revenue from affiliates also has been and could continue to be generated from a purchasing and engineering services agreement and license with ACF, under which we provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, we have a repair services and support agreement and license with ACF, under which we provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services. We also have entered into a parts purchasing and sale agreement and license with ACF, under which we from time to time, purchase from and sell to ACF certain parts for railcars. In addition, pursuant to the Railcar Purchase and Sale Agreement we entered into with

ACF in June 2018, we have agreed to purchase certain tank railcars from ACF for our lease fleet. To the extent our relationships with Mr. Carl Icahn or companies affiliated with him change, our business, financial condition and results of operations could be materially adversely affected.
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
We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the release or discharge of materials into the environment; the management, use, processing, handling, storage, transport or disposal of hazardous materials; or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities and may expose us to liability for the conduct of others or for our actions that complied with all applicable laws at the time these actions were taken. They may also expose us to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials on our properties or as a result of a spill or discharge of material from a railcar we own. Despite our intention to be in compliance, we cannot guarantee that we will at all times comply with such requirements. The cost of complying with these requirements may also increase substantially in future years. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could materially adversely affect our business, financial condition and results of operations.
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
The ARL Sale was completed on June 1, 2017. The process of transitioning the management of our leasing business may cause confusion among our customers and may lead our customers to attempt to negotiate changes in our existing relationships or cause them to consider entering into business relationships with other parties, including ARL, under the Buyer's management, to our detriment. Further, we have engaged, and continue to engage, in a process to separate documentation of our leases from ARL’s leases. This process requires the cooperation of our leasing customers, may take significant time to complete, and may involve unexpected costs and expenses. If our customers do not cooperate or we are delayed in completing this transition, we may need to rely on ARL’s continued cooperation, under the Buyer's management, to enforce our rights as lessor under certain of our leases.
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
As of June 30, 2018, our total debt was $526.6 million, net of unamortized debt issuance costs of $4.5 million, consisting of borrowings under our lease fleet financings. In February 2016, we repaid amounts outstanding under our revolving loan in full and as of the date of this report, we have borrowing availability of $200.0 million under this facility.
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
On October 22, 2018, we entered into the Merger Agreement. In addition to the risks described below relating to strategic opportunities, including a sale of our business, we discuss risks associated with the Merger Agreement under “Risk Factors-Risks Relating to the Merger Agreement,” above.
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
The market price for our common stock has varied between a high closing sales price of $48.60 per share and a low closing sales price of $34.58 per share in the past twenty-four months as of September 30, 2018. This volatility may affect the price at which our common stock could be sold. In addition, the broader stock market has experienced price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The price for our common stock is likely to continue to be volatile and subject to price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors.
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
As of September 30, 2018, the employees at our sites that were party to collective bargaining agreements represented, in the aggregate, approximately 11.3% of our total workforce. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that our relations with our union workforce will remain positive nor can we guarantee that union organizers will not succeed in future attempts to organize our railcar manufacturing employees or employees at our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. As discussed in Note 6 above, we identified an impairment in certain of the railcars in our lease fleet during the second quarter of 2018. This impairment resulted in recording a loss of $3.6 million for the nine months ended September 30, 2018. We will continue to monitor our long-lived assets for impairment as necessary.
As discussed in Note 7, based on declined industry demand, Ohio Castings was idled in January 2017 and continues to remain idle. The Company expects that Ohio Castings will remain idle through most, if not all, of 2019, subject to re-evaluation based on changes in future demand expectations. Therefore, Ohio Castings performed an analysis of long-lived assets as of August 31, 2018, in accordance with ASC 360, Property, Plant and Equipment. Based on this analysis, Ohio Castings concluded that there was no impairment of its long-lived assets. In turn, ARI evaluated its investment in Ohio Castings and determined there was no impairment. The Company and Ohio Castings will continue to monitor for impairment as necessary.
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
Any decision to pay dividends will be at the discretion of our board of directors and will depend upon our obligations under the Merger Agreement, our operating results, strategic plans, capital requirements, financial condition, provisions of our borrowing arrangements and other factors our board of directors considers relevant. Furthermore, North Dakota law imposes restrictions on our ability to pay dividends. Accordingly, we may not be able to continue to pay dividends in any given amount in the future, or at all.
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
If we fail to maintain adequate internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Although management has concluded that adequate internal control procedures are in place as of September 30, 2018, no system of internal control provides absolute assurance that the financial statements are accurate and free of error.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides information with respect to purchases by us of shares of our Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2018 through July 31, 2018	—	$—	—	$163,975,779
August 1, 2018 through August 31, 2018	—	$—	—	$163,975,779
September 1, 2018 through September 30, 2018	—	$—	—	$163,975,779
Total	—		—
(1) - There were no repurchases under the Stock Repurchase Program during the quarter ended September 30, 2018.
(2) - On July 28, 2015, our board of directors authorized the Stock Repurchase Program pursuant to which we may, from time to time, repurchase up to $250.0 million of our common stock. The Stock Repurchase Program will end upon the earlier of the date on which it is terminated by the board or when all authorized repurchases are completed.

In connection with the transactions contemplated by the Merger Agreement, on October 21, 2018, our board of directors terminated the Stock Repurchase Program, effective immediately.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

2.4
Agreement and Plan of Merger, dated as of October 22, 2018, by and between STL Parent Corp. and American Railcar Industries, Inc. (incorporated by reference to exhibit 2.1 of the Company's Current Report on Form 8-K dated October 22, 2018).

10.2	Long-term Supply Agreement by and between American Railcar Industries, Inc. and GATX Corporation, dated July 30, 2018. †

31.1	Rule 13a-14(a), 15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a), 15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________________

*	Filed herewith
**	Furnished herewith
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

AMERICAN RAILCAR INDUSTRIES, INC.

Date:	October 30, 2018	By:	/s/ John O'Bryan
John O'Bryan, President and Chief Executive Officer

		By:	/s/ Luke M. Williams
Luke M. Williams, Senior Vice President, Chief Financial Officer and Treasurer